Form 10-Q
period 1995-03-31
M I SCHOTTENSTEIN HOMES INC
filed 1995-05-12
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended  March 31, 1995

                                       OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _____ to _____

          Commission file number  33-44914, 33-68564

                          M/I SCHOTTENSTEIN HOMES, INC.
             (Exact name of registrant as specified in its charter)

                Ohio                                             31-1210837
       (State of incorporation)                   (I.R.S. Employer Identification No.)

41 S. High Street, Suite 2410, Columbus, Ohio                  43215
  (Address of principal executive offices)                  (Zip Code)


                                 (614) 221-5700
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X   NO
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 8,800,000 shares
                         outstanding as of May 11, 1995

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
PART I.        FINANCIAL INFORMATION                                       NUMBER
               Item 1.    Financial Statements

                          Consolidated Balance Sheets
                          March 31, 1995 and
                          December 31, 1994                                   3

                          Consolidated Statements of Income
                          for the Three Months Ended
                          March 31, 1995 and 1994                             4

                          Consolidated Statement of Stockholders'
                          Equity for the Three Months Ended
                          March 31, 1995                                      5

                          Consolidated Statements of Cash Flows
                          for the Three Months Ended
                          March 31, 1995 and 1994                             6

                          Notes to Interim Consolidated Unaudited
                          Financial Statements                                7

               Item 2.    Management's Discussion and Analysis
                          of Results of Operations and Financial
                          Condition                                           8

PART II.       OTHER INFORMATION

               Item 6.    Exhibits and Reports on Form 8-K                    14

Signatures                                                                    15

Exhibit Index                                                                 16

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

- ---------------------------------------------------------------------------------------------
                                                                      MARCH 31    December 31
(Dollars in thousands)                                                  1995         1994
- ---------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
ASSETS
Cash, including cash in escrow                                         $  9,861   $ 14,059
Receivables                                                              12,066     17,347
Inventories:
     Single-family lots, land and land development costs                124,864    122,532
     Houses under construction                                           98,198     85,410
     Model homes and furnishings (less accumulated depreciation:
         March 31, 1995 - $1,683;
         December 31, 1994 - $  1,654)                                   22,995     19,830
     Land purchase deposits                                                 627        542
Office furnishings, transportation and construction
     equipment - at cost (less accumulated depreciation:
     March 31, 1995 - $6,056;
     December 31, 1994 - $5,705)                                          3,150      3,337
Investment in unconsolidated joint ventures and limited partnerships      9,475      8,191
Other assets                                                              6,068      6,366
- ---------------------------------------------------------------------------------------------

     TOTAL                                                             $287,304   $277,614
- ---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable banks-homebuilding operations                            $113,800   $ 97,800
Note payable bank-financial operations                                    5,265     14,630
Mortgage notes payable                                                      564        335
Subordinated notes                                                       24,513     24,513
Accounts payable                                                         33,846     31,436
Accrued compensation                                                      1,376      5,542
Income taxes payable                                                        718      1,169
Accrued interest, warranty and other                                      8,965      6,426
Customer deposits                                                         7,795      6,143
- ---------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                  196,842    187,994
- ---------------------------------------------------------------------------------------------

Commitments and Contingencies
- ---------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                      --         --
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued and outstanding - 8,800,000 shares                               88         88
Additional paid-in capital                                               50,573     50,573
Retained earnings                                                        39,801     38,959
- ---------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                          90,462     89,620
- ---------------------------------------------------------------------------------------------

     TOTAL                                                             $287,304   $277,614
- ---------------------------------------------------------------------------------------------


See Notes to Interim Consolidated Unaudited Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three-Months Ended
                                                                                                            March 31
(Dollars in thousands, except per share information)                                              1995                      1994
- ------------------------------------------------------------------------------------------------------------------------------------

Revenue                                                                                      $    95,576                 $    83,921
- ------------------------------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                                                             78,687                      68,601
     General and administrative                                                                    5,453                       5,117
     Selling                                                                                       6,977                       6,484
     Interest                                                                                      3,049                       1,632
- ------------------------------------------------------------------------------------------------------------------------------------


Total costs and expenses                                                                          94,166                      81,834
- ------------------------------------------------------------------------------------------------------------------------------------


Income before income taxes                                                                         1,410                       2,087
- ------------------------------------------------------------------------------------------------------------------------------------


Income taxes:
     Current                                                                                         613                         715
     Deferred                                                                                        (45)                        150
- ------------------------------------------------------------------------------------------------------------------------------------


Total income taxes                                                                                   568                         865
- ------------------------------------------------------------------------------------------------------------------------------------


Net income                                                                                   $       842                 $     1,222
- ------------------------------------------------------------------------------------------------------------------------------------

Net income per common share                                                                  $      0.10                 $      0.14
- ------------------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                                     8,800,000                   8,800,000
- ------------------------------------------------------------------------------------------------------------------------------------


See Notes to Interim Consolidated Unaudited Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(UNAUDITED)

- ---------------------------------------------------------------------------------------------------------------
                                        Three-Months Ended March 31, 1995
- ---------------------------------------------------------------------------------------------------------------
                                             Common Stock
                                             ------------
                                    Shares                                       Additional
                                  Issued and                                       Paid-In             Retained
(Dollars in thousands)            Outstanding             Amount                   Capital             Earnings
- ---------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1994                  8,800,000               $ 88                    $50,573              $38,959

Net income                                 -                  -                          -                  842
- ---------------------------------------------------------------------------------------------------------------
BALANCE AT
MARCH 31, 1995                     8,800,000               $ 88                    $50,573              $39,801
===============================================================================================================


See Notes to Interim Consolidated Unaudited Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(UNAUDITED)

- -------------------------------------------------------------------------------------------------
                                                                      Three-Months Ended March 31
(Dollars in thousands)                                                    1995         1994
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $     842    $   1,222
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Depreciation and amortization                                          425          353
      Deferred income taxes                                                  (45)         150
      Decrease in receivables                                              5,281       10,597
      Increase in inventories                                            (16,743)     (25,598)
      Decrease (increase) in other assets                                    298         (636)
      Increase in accounts payable                                         2,410          349
      Decrease in income taxes payable                                      (451)      (1,546)
      Decrease in accrued liabilities                                     (1,627)      (5,545)
      Equity in undistributed loss (income) of
         unconsolidated joint ventures and limited partnerships                3          (25)
- -------------------------------------------------------------------------------------------------

         Net cash used by operating activities                            (9,607)     (20,679)
- -------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                             (172)        (444)
   Proceeds from property disposals                                            8          122
   Investment in unconsolidated joint ventures                            (2,773)      (1,265)
   Distributions from unconsolidated joint ventures
      and limited partnerships                                               204          125
- -------------------------------------------------------------------------------------------------

         Net cash used in investing activities                            (2,773)      (1,265)
- -------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Cash proceeds from borrowings                                       61,885      113,709
      Principal repayments                                               (55,250)     (95,090)
   Principal repayments of mortgage notes payable                           (145)         (68)
   Net increase in customer deposits                                       1,652        1,932
   Distributions paid to former S corporation stockholders                  --         (1,082)
- -------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                         8,142       19,401
- -------------------------------------------------------------------------------------------------

         Net decrease in cash                                             (4,198)      (2,740)
         Cash balance at beginning of year                                14,059       10,649
- -------------------------------------------------------------------------------------------------
         Cash balance at end of period                                 $   9,861    $   7,909
- -------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                             $    (241)   $   1,272
      Income taxes                                                     $     769    $   2,306

NON-CASH TRANSACTIONS DURING THE YEAR:
   Land acquired with mortgage notes payable                           $     374    $     519
   Single-family lots distributed from unconsolidated joint ventures   $   1,282    $     945
- -------------------------------------------------------------------------------------------------


See Notes to Interim Consolidated Unaudited Financial Statements.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

          NOTES TO INTERIM CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results for the full year.

   It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

   In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial results for the interim periods presented.

NOTE 2.      CONTINGENCIES

   At March 31, 1995, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $159.2 million.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
                               FORM 10-Q - PART I
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, total revenue and certain items from the consolidated statements of income, including costs and expenses, as percentages of such total revenue:

                                                                                      Three-Months Ended
                                                                                           March 31,
                                                                                  ---------------------------

                                                                                   1995                 1994
                                                                                  -------             -------
                                                                                     (Dollars in thousands)
Revenue:
     Housing sales.........................................................       $91,434             $81,149
     Lot and land sales....................................................         3,054               1,179
     Other income..........................................................         1,088               1,293
                                                                                  -------             -------

     Total revenue.........................................................       $95,576             $83,921
                                                                                  -------             -------

Revenue:
     Housing sales.........................................................          95.7%               97.1%
     Lot and land sales....................................................           3.2                 1.4
     Other income..........................................................           1.1                 1.5
                                                                                  -------             -------

     Total revenue.........................................................         100.0               100.0
                                                                                  -------             -------

Land and housing costs.....................................................          82.3                81.7
                                                                                  -------             -------

     Gross margin..........................................................          17.7                18.3

General and administrative.................................................           5.7                 6.1

Selling....................................................................           7.3                 7.7
                                                                                  -------             -------
     Operating income......................................................           4.7                 4.5

Interest ..................................................................           3.2                 2.0
                                                                                  -------             -------
Income before income taxes.................................................           1.5%                2.5%
                                                                                  -------             -------

         The following table sets forth New Contracts (net of cancellations), Homes Delivered, and period-end Backlog:

                                                                                       Three-Months Ended
                                                                                            March 31
                                                                                  --------------------------
                                                                                    1995              1994
                                                                                  --------          --------
(In units)
New Contracts..............................................................            743               932
Homes Delivered............................................................            549               542
Backlog  ..................................................................          1,451             1,830

Approximate total sales
     value of Backlog
     (in thousands)........................................................       $254,279          $296,720
Average sales price
     of homes in Backlog...................................................       $175,200          $162,100

         A home is included in "New Contracts" when the Company's standard sales contract, which requires a deposit and generally has no contingencies other than for financing, is executed. In the Midwest Region, contracts are sometimes accepted contingent upon the sale of an existing home. "Homes Delivered" represents units for which the closing of the sale has occurred and title has transferred to the buyer. Revenue and cost of revenue for a home sale are recognized at the time of such closing.

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first three months of 1995, the Company delivered 549 homes, most of which were homes under contract in Backlog at December 31, 1994. Of the 1,257 contracts in Backlog at December 31, 1994, 11.3% have been canceled as of March 31, 1995. For homes in Backlog at December 31, 1993, 10.1% had been canceled as of March 31, 1994.

THREE-MONTHS ENDED MARCH 31, 1995 AND 1994

         Total revenue for the three-month period ended March 31, 1995 increased 13.9% from the comparable period in 1994. This increase was principally due to a 12.3% increase in housing sales, which resulted from a 10.8% increase in the average sales price of Homes Delivered as well as a 1.3% increase in the number of Homes Delivered. The increase in the average sales price of Homes Delivered resulted primarily from increases in the Palm Beach County, Columbus and Raleigh Divisions. In Palm Beach County and Raleigh, the Company has expanded their product lines to include higher priced homes to allow them to build in more upscale areas of these markets. The increase in Columbus was due to the opening of several new subdivisions late in 1994 for the Regency line of homes where average sales prices are higher than the division and Company averages.

         The Company's New Contracts recorded in the three months ended March 31, 1995 decreased 20.3% from New Contracts recorded in the three months ended March 31, 1994. New Contracts recorded for the first quarter of 1995 were lower than prior year amounts in all markets except Maryland, Palm Beach County and Indianapolis. The Maryland division received a significant boost in New Contracts from the opening of The Willows of Potomac where the first contracts were recorded in June of 1994 and demand has remained strong. The increase in Palm Beach County was due to improving market conditions and expansion into new subdivisions. The increase in New Contracts recorded in the Indianapolis division was primarily due to the introduction of the Company's Horizon line of homes which are more affordable and have allowed the Company to compete more effectively for first time homebuyers.

         The overall gross margin was 17.7% for the three-month period ended March 31, 1995 and 18.3% for the comparable period of 1994. The decrease for the three-month period ended March 31, 1995 from the same period of the prior year resulted principally from decreased housing gross margins in 1995. The gross margin from housing sales was 16.7% for the three months ended March 31, 1995 as compared to 17.0% for the same period of 1994. The decrease in housing gross margins was primarily attributable to the Columbus market where several factors significantly impacted margins. The Company made a decision to accept lower margins on selected inventory in an effort to reduce inventory levels. The Company also experienced shortages of subcontractors in 1994 which resulted in construction delays and also forced the Company to pay premiums to subcontractors in order to expedite construction. These construction delays also increased closing costs on certain houses where the Company was forced to purchase loan commitment extensions because the delays caused the houses to close after the original commitment period had expired.

         General and administrative expenses as a percentage of total revenue decreased to 5.7% for the three months ended March 31, 1995 from 6.1% for the comparable period of 1994. This decrease resulted from the 13.9% increase in total revenue which exceeded the increase in general and administrative expenses.

         Selling expenses as a percentage of total revenue decreased from 7.7% for the three months ended March 31, 1994 to 7.3% for the current year. This decrease was primarily attributable to a decrease in the use of outside realtors which decreased variable selling expenses. This decrease was partially offset by an increase in costs related to the opening of additional model homes in several of our markets.

         Interest expense for the three-month period ended March 31, 1995 increased to $3,049,000 from $1,632,000 for the comparable 1994 period. The increase in 1995 resulted from an increase in the weighted average interest rate during the three months ended March 31, 1995 as compared to the same period of 1994, primarily due to increases in the rate of interest on the Company's lines of credit which are based on the prime rate, an increase in average borrowings during the first quarter of 1995 as compared to the prior year and a decreased portion of interest costs being capitalized in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend upon its sales volume, asset turnover, land acquisition and inventory balances. The Company has incurred substantial indebtedness, and expects to incur indebtedness in the future, to fund the growth of its homebuilding activities. Historically, the Company's principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings which are primarily unsecured.

         At March 31, 1995 the Company had bank borrowings outstanding of $113.8 million under its loan agreement which permits aggregate borrowings not to exceed the lesser of: $141.0 million in revolving credit loans, including $30.0 million of seasonal loans which are available from March 1st through December 31st during each year of the agreement and $25.0 million, including $4.0 million for joint ventures in which the Company is a partner, in the form of letters of credit; or the Company's borrowing base which is calculated based on specified percentages of certain types of assets held by the

Company as of each month end. The loan agreement matures September 30, 1999, at which time the unpaid balance of the revolving credit loans outstanding shall be due and payable. Under the terms of the loan agreement, the banks make an annual determination as to whether or not to extend the maturity date of the commitments by one year. The Company is required to pay interest at the prime rate of the banks until December 31, 1997, after which the interest rate will increase to 1/2% over the prime rate of the banks. If the Company fails to maintain a certain ratio of liabilities to net worth during the term of the loan agreement, the interest rate will increase 1/4% until the Company complies with the ratio. The loan agreement contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts and to maintain certain financial ratios. The loan agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, on dividends that may be paid and on the aggregate cost of certain types of inventory the Company can hold at any one time.

         An additional $5.3 million was outstanding as of March 31, 1995 under the M/I Financial loan agreement, which permitted borrowings of $25.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. This agreement limits the borrowings to 95% of the aggregate face amount of the mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. Borrowings under this agreement are at the bank's prime rate and are unsecured. The M/I Financial Loan Agreement terminates on August 8, 1995 and the unpaid balance of such loans are payable on this date.

         In addition, there were outstanding Subordinated Notes in the principal amount of $24.5 million at March 31, 1995 and approximately $18.9 million of completion bonds and letters of credit at March 31, 1995. Annual sinking fund payments for the Subordinated Notes of approximately $3.7 million commence December 1, 1997 with the remaining balance due at maturity on December 1, 2001. The Notes are redeemable in whole or in part at the option of the Company on or after December 1, 1996 at 106% of the principal amount until December 1, 1997 and declining 1 1/2% annually through 2000.

         At March 31, 1995, the Company had $46.9 million of unused borrowing availability under its loan agreements. The Company currently has the right to borrow up to $166.0 million under its credit facilities, including $30.0 million of seasonal loans, available from March 1st through December 31 during each year of the loan agreement, and $25.0 million under the M/I Financial Loan Agreement. The Company may increase its borrowings under such agreements or otherwise.

         The $6.6 million increase in notes payable to banks from December 31, 1994 to March 31, 1995 reflects increased borrowings primarily attributable to the seasonal increase in homes under construction and a slight increase in single-family lots, land and land development costs. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots.

         Net income from housing and lot and land sales are the Company's primary sources of net cash provided by operating activities. Net cash used by operating activities in the three months ended March 31, 1995 was $9.6 million compared to $20.7 million for the comparable period of the prior year. The decrease in net cash used by operating activities was primarily due to a smaller increase in inventories and a smaller decrease in accrued liabilities, partially offset by a smaller decrease in receivables.

         The Company is currently investigating consolidating its four Columbus, Ohio offices into one central location in an effort to improve operating efficiencies. Negotiations are under way with a developer for the construction of an approximately 90,000 square-foot building. It is the Company's intention that the building be built, owned and operated by a yet to be formed limited liability company in which the Company expects to have a minority interest (the "LLC"). The building would be primarily financed through borrowings of the LLC. The Company anticipates that any commitments arising from this transaction would not significantly affect its liquidity or capital resources.

         Due to the current lending environment, developers from whom the Company customarily obtains lots under either an option or commitment contract are experiencing increasing difficulty in obtaining land acquisition and development financing. Consequently, the Company's land development activities and land holdings have increased. In 1994, the Company entered into two land purchase contracts which require a greater investment than the Company normally commits and could significantly impact the Company's liquidity. On January 31, 1994, the Company closed on the first phase of a six phase land purchase contract in Washington, D.C. market which may be developed into approximately 710 lots. The Company has an option to purchase each of the remaining five phases. If the Company purchases all six phases, the total purchase price will be approximately $38.9 million. The first phase will be developed into 106 single-family and townhouse lots and was purchased for $6.6 million. Based on the demand for lots in this area and the strong sales in the first phase of this development, the Company currently expects to purchase the second phase of this development in the third quarter of 1995. The purchase price for this phase will be approximately $7.0 million and this section will be developed into 119 single-family and townhouse lots. The Company has entered into contracts to sell a portion of the lots in the second phase to outside builders.

         In August 1994, the Company completed the purchase of a parcel of land in the Columbus market for $7.5 million which will be developed into approximately 375 lots. The Company has completed development of the first phase of this project which consists of 60 lots. Model homes were opened in this development in April 1995 and sales have remained strong.

         The extent of the Company's ability to invest in land development will be dependent upon its ability to obtain increases in its borrowing availability from its banks. In addition, the Company continues to explore alternative sources from which to obtain additional capital. Investment in additional land will result in increased interest expense being incurred by the Company and slower turnover of inventory. To finance land purchases, the Company may also increase its use of secured purchase money mortgages. At March 31, 1995 mortgage notes payable outstanding were $564,000 secured by lots and land with a recorded book value of $1.5 million. The Company does not currently have any arrangements for additional capital nor is there any assurance that it will be able to obtain additional capital. In the event that additional capital is not obtained, the Company anticipates that it will need to curtail its land development activities.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rates on the Company's outstanding debt for the three months ended March 31, 1995 was 10.2% as compared to 8.1% for the three months ended March 31, 1994.

         In recent years, the Company generally has been able to raise prices by amounts at least equal to its cost increases and, accordingly, has not experienced any detrimental effect from inflation. Where the Company develops lots for its own use, inflation may increase the Company's profits because land costs are fixed well in advance of sales efforts. The Company is generally able to maintain costs with subcontractors from the date a home sales contract is accepted; however, in certain situations unanticipated costs may occur between the time sales contract is executed and the time a home is constructed, which result in lower gross profit margins.

PART II - OTHER INFORMATION

ITEM   6.  EXHIBITS AND REPORTS ON FORMS 8-K

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

EXHIBIT
NUMBER                                            DESCRIPTION
- -------                                           -----------
 10.1                 Company's 1995 Corporate Executive Vice President Bonus Program.

 10.2                 Company's 1995 Senior Vice President and Chief Financial Officer Bonus Program.

 10.3                 Company's 1995 Senior Vice President and General Counsel Bonus Program.

 10.4                 Company's 1995 Senior Vice President and Treasurer Bonus Program.

 27                   Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 M/I Schottenstein Homes, Inc.
                                 -------------------------------------
                                            (Registrant)



Date:    May  12, 1995           by:      /s/ Irving E. Schottenstein
                                          ----------------------------
                                          Irving E. Schottenstein
                                          President & Chief Executive Officer



Date:    May  12, 1995           by:      /s/ Kerrii B. Anderson
                                          ----------------------------
                                          Kerrii B. Anderson
                                          Senior Vice President,
                                          Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                        DESCRIPTION
    -------                                       -----------
     10.1        Company's 1995 Corporate Executive Vice President Bonus Program.

     10.2        Company's 1995 Senior Vice President and Chief Financial Officer Bonus
                 Program.

     10.3        Company's 1995 Senior Vice President and General Counsel Bonus Program.


     10.4        Company's 1995 Senior Vice President and Treasurer Bonus Program.

     27          Financial Data Schedule.