Form 10-Q
period 1995-06-30
M I SCHOTTENSTEIN HOMES INC
filed 1995-08-10
CIK 799292

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1995
                                            -------------
                                      OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from _____ to _____

             Commission file number  33-44914, 33-68564
                                     ------------------

                        M/I SCHOTTENSTEIN HOMES, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

                Ohio                           31-1210837
                ----                           ----------
      (State of incorporation)     (I.R.S. Employer Identification No.)

           41 S. High Street, Suite 2410, Columbus, Ohio     43215
           ---------------------------------------------     -----
              (Address of principal executive offices)     (Zip Code)

                                (614) 221-5700
                                --------------
                              (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES __X__       NO  _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, par value $.01 per share: 8,800,000 shares
                       outstanding as of August 4, 1995

                        M/I SCHOTTENSTEIN HOMES, INC.

                                  FORM 10-Q

                                    INDEX
                                    -----
                                                                                 PAGE
PART I.     FINANCIAL INFORMATION                                               NUMBER

            Item 1.     Financial Statements

                        Consolidated Balance Sheets
                        June 30, 1995 and
                        December 31, 1994                                         3

                        Consolidated Statements of Income
                        for the Three Months and Six Months Ended
                        June 30, 1995 and 1994                                    4

                        Consolidated Statement of Stockholders'
                        Equity for the Six Months Ended
                        June 30, 1995                                             5

                        Consolidated Statements of Cash Flows
                        for the Six Months Ended
                        June 30, 1995 and 1994                                    6

                        Notes to Interim Consolidated Unaudited Financial
                        Statements                                                7

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                                8

PART II.    Other Information

            Item 4.     Submission of Matters to a Vote of Security
                        Holders                                                  15

            Item 6.     Exhibits and Reports on Form 8-K                         15

Signatures                                                                       16

Exhibit Index                                                                    17

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
==============================================================================================================
                                                                             JUNE 30            DECEMBER 31
(DOLLARS IN THOUSANDS)                                                         1995                1994
--------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
ASSETS

Cash (including cash in escrow:  June 30, 1995 - $208:                    $     8,549           $   14,059
        December 31, 1994 - $703)
Receivables                                                                    15,064               17,347

Inventories:
    Single-family lots, land and land development costs                       124,546              122,532
    Houses under construction                                                 104,873               85,410
    Model homes and furnishings (less accumulated depreciation:
         June 30, 1995 - $1,232;
         December 31, 1994 - $1,654)                                           23,463               19,830
    Land purchase deposits                                                        498                  542
Office furnishings, transportation and construction
    equipment - at cost (less accumulated depreciation:
         June 30, 1995 - $6,408;
         December 31, 1994 - $5,705)                                            2,937                3,337
Investment in unconsolidated joint ventures and limited partnerships           11,280                8,191
Other assets                                                                    6,427                6,366
--------------------------------------------------------------------------------------------------------------
    TOTAL                                                                  $  297,637           $  277,614
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable banks-home-building operations                               $  123,200           $   97,800
Note payable bank-financial operations                                          9,425               14,630
Mortgage notes payable                                                            457                  335
Subordinated notes                                                             24,513               24,513
Accounts payable                                                               29,375               31,436
Accrued compensation                                                            3,297                5,542
Income taxes payable                                                              534                1,169
Accrued interest, warranty and other                                            6,000                6,426
Customer deposits                                                               7,957                6,143
--------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                         204,758              187,994
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none outstanding                                                               --                   --
Common stock - $.01 par value;
    authorized 38,000,000 shares;
    issued and outstanding - 8,800,000 shares                                      88                   88
Additional paid-in capital                                                     50,573               50,573
Retained earnings                                                              42,218               38,959
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     92,879               89,620
--------------------------------------------------------------------------------------------------------------

         TOTAL                                                             $  297,637           $  277,614
==============================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)
=============================================================================================================
                                                         SIX MONTHS ENDED             THREE MONTHS ENDED
                                                             JUNE 30                        JUNE 30
(DOLLARS IN THOUSANDS, except per share amounts)      1995          1994            1995           1994
-------------------------------------------------------------------------------------------------------------
Revenue                                             $220,881       $214,288        $125,305        $130,367
-------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Land and housing                                 181,186        175,064         102,499         106,463
    General and administrative                        12,383         12,637           6,930           7,520
    Selling                                           15,319         14,684           8,342           8,200
    Interest                                           6,581          3,739           3,532           2,107
-------------------------------------------------------------------------------------------------------------

Total costs and expenses                             215,469        206,124         121,303         124,290
-------------------------------------------------------------------------------------------------------------

Income before income taxes                             5,412          8,164           4,002           6,077
-------------------------------------------------------------------------------------------------------------

Income taxes:
    Current                                            2,061          3,165           1,448           2,450
    Deferred                                              92            205             137              55
-------------------------------------------------------------------------------------------------------------

Total income taxes                                     2,153          3,370           1,585           2,505
-------------------------------------------------------------------------------------------------------------

Net income                                          $  3,259       $  4,794        $  2,417        $  3,572
=============================================================================================================
Net income per common share                         $   0.37       $   0.54        $   0.27        $   0.41
=============================================================================================================
Weighted average common shares
    outstanding                                    8,800,000      8,800,000       8,800,000       8,800,000
=============================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)
==============================================================================================================

                                                  Six Months Ended June 30, 1995

______________________________________________________________________________________________________________

                                          Common Stock
                                          ------------
                                   Shares                                     Additional
                                 Issued and                                    Paid-In                Retained
(Dollars in thousands)           Outstanding           Amount                  Capital                Earnings
-----------------------------------------------------------------------------------------------------------------
Balance,
December 31,
1994                             8,800,000              $ 88                  $ 50,573                $38,959

Net income                              --                --                        --                  3,259
-----------------------------------------------------------------------------------------------------------------

BALANCE
JUNE 30,
1995                             8,800,000              $ 88                  $ 50,573                $42,218
==============================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)
==============================================================================================================
                                                                                  SIX MONTHS ENDED JUNE 30
(DOLLARS IN THOUSANDS)                                                            1995                 1994
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $    3,259           $    4,794
   Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation and amortization                                                    859                  695
     Deferred income taxes                                                             92                  205
     Decrease in receivables                                                        2,283                9,247
     Increase in inventories                                                      (23,755)             (34,454)
     Decrease (increase) in other assets                                              547                 (443)
     Increase (decrease) in accounts payable                                       (2,061)               1,926
     Decrease in income taxes payable                                              (1,425)              (1,536)
     Decrease in accrued liabilities                                               (2,671)              (5,313)
     Equity in undistributed income of
        unconsolidated joint ventures and limited partnerships                         (9)                (151)
--------------------------------------------------------------------------------------------------------------
        Net cash used by operating activities                                     (22,881)             (25,030)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
     transportation and construction equipment                                       (327)                (905)
   Proceeds from property disposals                                                    42                  217
   Investment in unconsolidated joint ventures                                     (4,462)              (4,665)
   Distributions from unconsolidated joint ventures
     and limited partnerships                                                         361                  359
--------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                      (4,386)              (4,994)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
     Cash proceeds from borrowings                                                128,870              294,333
     Principal repayments                                                        (108,675)            (270,108)
   Principal repayments of mortgage notes payable                                    (252)                (301)
   Net increase in customer deposits                                                1,814                2,604
   Distributions paid to former S Corporation stockholders                             --               (1,082)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                  21,757               25,446
--------------------------------------------------------------------------------------------------------------
        Net decrease in cash                                                       (5,510)              (4,578)
        Cash balance at beginning of year                                          14,059               10,649
--------------------------------------------------------------------------------------------------------------
        Cash balance at end of period                                          $    8,549           $    6,071
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
     Interest (net of amount capitalized)                                      $    6,518           $    4,403
     Income taxes                                                              $    3,220           $    4,701


NON-CASH TRANSACTIONS DURING THE YEAR:
   Single-family lots distributed from unconsolidated joint ventures           $    1,021           $    1,573
   Land acquired with mortgage notes payable                                   $      374           $      519
==============================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.


                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

         NOTES TO INTERIM CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results for the full year.

   It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

   In the opinion of management, the accompanying consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial results for the interim periods presented.


NOTE 2.   NOTES PAYABLE BANKS

   On August 7, 1995, M/I Financial entered into a new loan agreement with its lender. The amount available and other terms of the new agreement remain substantially the same as the previous agreement. This agreement terminates on July 19, 1996 and the unpaid balance of such loans are payable on this date.


NOTE 3.   CONTINGENCIES

   At June 30, 1995, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $144.0 million.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
                              FORM 10-Q - PART I

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, total revenue and certain items from the consolidated statements of income, including costs and expenses, as percentages of such total revenue:

                                                              SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                  JUNE 30                      JUNE 30
                                                       --------------------------    ---------------------------
                                                           1995           1994           1995         1994
                                                           ----           ----           ----         ----
Revenue:
    Housing sales..................................    $  210,486     $  208,558     $  119,052   $  127,109
    Lot and land sales.............................         7,845          3,380          4,791        2,201
    Other income...................................         2,550          2,350          1,462        1,057
                                                       ----------     ----------     ----------   ----------
    Total revenue..................................    $  220,881     $  214,288     $  125,305   $  130,367
                                                       ==========     ==========     ==========   ==========
Revenue:
    Housing sales..................................          95.3%          97.3%          95.0%        97.5%
    Lot and land sales.............................           3.6            1.6            3.8          1.7
    Other income...................................           1.1            1.1            1.2          0.8
                                                       ----------     ----------     ----------   ----------
    Total revenue..................................         100.0          100.0          100.0        100.0
                                                       ==========     ==========     ==========   ==========
Costs and Expenses:
    Land and housing...............................          82.0           81.7           81.8         81.6
    General and administrative.....................           5.6            5.9            5.5          5.8
    Selling........................................           6.9            6.9            6.7          6.3
    Interest.......................................           3.0            1.7            2.8          1.6
                                                       ----------     ----------     ----------   ----------
    Total costs and expenses.......................          97.5           96.2           96.8         95.3
                                                       ----------     ----------     ----------   ----------
Income before income taxes.........................           2.5%           3.8%           3.2%         4.7%
                                                       ==========     ==========     ==========   ==========

    Variations in income from lot and land sales have had a significant impact on net income as reflected in the revenue and gross profit from lot and land sales shown below:

Revenue............................................    $    7,845     $    3,380     $    4,791   $    2,201
Gross profit.......................................    $    1,380     $    1,176     $      884   $      963
Gross margin.......................................          17.6%          34.8%           18.5%       43.8%

    The gross margin on lot and land sales varies significantly from property to property depending upon the Company's cost of the particular property and the buyers intended use of such property.

    The following table sets forth New Contracts (net of cancellations), Homes Delivered, and period-end Backlog:

                                                    SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                        JUNE 30                              JUNE 30
                                               ------------------------              -----------------------
                                                 1995            1994                  1995           1994
                                                 ----            ----                  ----           ----
(In units)
New Contracts................................      1,510             1,554                 767            622
Homes Delivered..............................      1,246             1,355                 697            813
Backlog......................................      1,521             1,639               1,521          1,639

Approximate total sales
    value of Backlog
    (in thousands)........................... $  268,610        $  277,679          $  268,610      $ 277,679
Average sales price
    of homes in Backlog...................... $  176,600        $  169,400          $  176,600      $ 169,400

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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first six months of 1995, the Company delivered 1,246 homes, most of which were homes under contract in Backlog at December 31, 1994. Of the 1,257 contracts in Backlog at December 31, 1994, 14.6% have been canceled as of June 30, 1995. For homes in Backlog at December 31, 1993, 13.1% had been canceled as of June 30, 1994.

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

         Total revenue for the six months ended June 30, 1995 increased 3.1% and for the three months ended June 30, 1995 decreased 3.9% from the comparable periods of 1994. The increase recorded for the six-month period resulted from a significant increase in revenue from lot and land sales as well as a 9.8% increase in the average sales price of Homes Delivered, partially offset by an 8.0% decrease in the number of Homes Delivered during the period. The decrease in total revenue for the three-month period resulted from a 14.3% decrease in the number of Homes Delivered, partially offset by a 9.2% increase in the average sales price of Homes Delivered and an increase in lot and land revenue. For both periods, the increase in the average sales price of Homes Delivered was primarily due to the Palm Beach County and Maryland markets. In Palm Beach County, the Company has expanded the product lines offered to include higher priced homes allowing the division to build in more upscale areas of the market. In Maryland, the increase was primarily due to the opening of a new subdivision where the average sales price is significantly higher than the division's average and where sales have been particularly strong in 1995. The decreases in the number of homes delivered was primarily due to the lower number of homes in backlog at the beginning of the quarter and year due to lower New Contracts recorded in the last half of 1994 and the first quarter of 1995.

         The increase in lot and land revenue for both the three- and six-month periods ended June 30, 1995 is primarily attributable to the Washington, D.C. market. Late in 1994, the Company completed development of the first phase of a six-phase land development project. The Company has entered into contracts to sell a portion of the lots developed to outside homebuilders. The Company believes that lot and land revenue will remain at relatively high levels for the next few years in comparison to historical amounts as the Company continues to develop this and possibly other projects where a portion of the lots will be sold to outside homebuilders.

         The number of New Contracts recorded during the first six months of 1995 was 2.8% lower than the number recorded for the comparable period in the prior year, New Contracts recorded for the second quarter were 23.3% higher than the prior year's amount. The Company believes that New Contracts recorded during the first quarter were adversely effected by higher interest rates available to potential homebuyers. In the second quarter, falling interest rates brought more potential customers back into the market. In addition, the Company introduced its more affordable Horizon line of homes in several of its other markets as well as expanding the Horizon line into new subdivisions in the Columbus market. New Contracts recorded in the second quarter were higher in the current year in all markets except Tampa, Charlotte and Maryland.

         The overall gross margin was 18.0% and 18.2% for the six and three months ended June 30, 1995 as compared to 18.3% and 18.4% for the comparable periods of 1994.

         The gross margin from housing sales was 17.0% for the six months ended June 30, 1995, down slightly from the 17.1% recorded for the comparable period in the prior year. The gross margin from housing sales remained constant at 17.2% for the second quarter of 1995 and 1994.

         The gross margin from lot and land sales was significantly lower in the current year for both the six- and three-month periods ended June 30, 1995 as compared to the same periods of the prior year. The gross margin recorded in the prior year was unusually high due to the sale of a tract of commercial real estate which produced a gross margin significantly higher than normal lot sales. Excluding the commercial land sale from prior amounts, the gross margins on land sales in the current year are higher than those achieved in prior years. This is primarily due to the land development project in the Washington, D.C. market (see above) where development plans included significant sales of lots to outside homebuilders and demand has allowed the Company to obtain higher margins.

         General and administrative expenses as a percentage of total revenue decreased from 5.9% and 5.8% for the six and three months ended June 30, 1994 to 5.6% and 5.5% for the comparable periods in the current year. These decreases were primarily due to cost control efforts throughout the Company in the face of declining sales during the second half of 1994 in many of our markets.

         Selling expenses as a percentage of total revenue remained constant at 6.9% for the six months ended June 30, 1995 and 1994 and for the three months ended June 30, 1995 increased to 6.7% of total revenue compared to 6.3% for the comparable period of 1994. Additional costs incurred in connection with opening more new model homes in the current year contributed to this increase.

         Interest expense for the six and three months ended June 30, 1995 increased to $6.6 million and $3.5 million from $3.7 million and $2.1 million for the comparable periods of the prior year. The increase in 1995 resulted from an increase in the weighted average interest rate and an increase in the average balance outstanding as well as a decreased portion of interest costs being capitalized in 1995. The increase in the weighted average interest rate was due to increases in the prime interest rate on which interest on the notes payable banks is based. The increase in the average balance outstanding related to the notes payable banks which increased primarily to fund the increased investment in single-family lots, land and land development costs.

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

         At June 30, 1995 the Company had bank borrowings outstanding of $123.2 million under its loan agreement which permits aggregate borrowings not to exceed the lesser of: $141.0 million in revolving credit loans, including $30.0 million of seasonal loans which are available from March 1st through December 31st during each year of the agreement and $25.0 million, including $4.0 million for joint ventures in which the Company is a partner, in the form of letters of credit; or the Company's borrowing base which is calculated based on specified percentages of certain types of assets held by the Company as of each month end. The loan agreement matures September 30, 1999, at which time the unpaid balance of the revolving credit loans outstanding shall be due and payable. Under the terms of the loan agreement, the banks make an annual determination as to whether or not to extend the maturity date of the commitments by one year. The Company is required to pay interest at the prime rate of the banks until December 31, 1997, after which the interest rate will increase to 1/2% over the prime rate of the banks. If the Company fails to maintain a certain ratio of liabilities to net worth during the term of the loan agreement, the interest rate will increase 1/4% until the Company complies with the ratio. The loan agreement contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts and to maintain certain financial ratios. The loan agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, on dividends that may be paid and on the aggregate cost of certain types of inventory the Company can hold at any one time.

         On August 7, 1995, M/I Financial entered into a new loan agreement with its lender which permits borrowings of $25.0 million to finance mortgage loans initially funded by M/I

Financial, up to $5.0 million of which can be used to fund loans for borrowers other than customers of the Company's home-building operations. The agreement limits the borrowings to 95% of the aggregate face amount of the mortgages and contains restrictive covenants requiring M/I Financial to maintain certain minimum net worth and financial ratios. Borrowings under the agreement are at the lender's prime rate and are unsecured. The agreement terminates on July 19, 1996 and the unpaid balance of such borrowings are payable on this date. The previous loan agreement also permitted borrowings of $25.0 million and contained restrictive covenants substantially similar to the new loan agreement. At June 30, 1995, $9.4 million was outstanding under the previous loan agreement.

         In addition, there were outstanding Subordinated Notes in the principal amount of $24.5 million at June 30, 1995 and approximately $20.7 million of completion bonds and letters of credit at June 30, 1995. Annual sinking fund payments for the Subordinated Notes of approximately $3.7 million commence December 1, 1997 with the remaining balance due at maturity on December 1, 2001. The Notes are redeemable in whole or in part at the option of the Company on or after December 1, 1996 at 106% of the principal amount until December 1, 1997 and declining 1 1/2% annually through 2000.

         At June 30, 1995, the Company had $21.7 million of unused borrowing availability under its loan agreements. At June 30, 1995, the Company had the right to borrow up to $154.3 million under its credit facilities, including $30.0 million of seasonal loans, available from March 1st through December 31 during each year of the loan agreement, and $13.3 million under the M/I Financial Loan Agreement (95% of the aggregate face amount of eligible mortgage loans). The Company has requested an increase of $25.0 million in the amount available under its loan agreement. The Company is currently negotiating with its banks to obtain this increase as well as to modify certain of the restrictive covenants contained in the agreement. The Company believes that such increased bank borrowings, together with internally generated funds, will be adequate for the Company's foreseeable needs for operations, limited expansion, land investment and interest obligations of outstanding debt. The Company does not currently have any arrangements for additional financing nor is there any assurance that it will be able to obtain additional financing.

         The $20.2 million increase in notes payable to banks from December 31, 1994 to June 30, 1995 reflects increased borrowings primarily attributable to the seasonal increase in homes under construction and an increase in single-family lots, land and land development costs. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots.

         Net income from housing and lot and land sales are the Company's primary sources of net cash provided by operating activities. Net cash used by operating activities in the six months ended June 30, 1995 was $22.9 million compared to $25.0 million for the comparable period of the prior year. The decrease in net cash used by operating activities was primarily due to a smaller increase in inventories, partially offset by a smaller decrease in receivables.

         The Company has reached an agreement in principal with certain unrelated parties for the construction of an approximately 85,000 square foot building. The four current office locations in Columbus, Ohio will be consolidated into one building in an effort to improve operating efficiencies. It is the Company's intention that the building be built, owned and operated, by a yet to be formed limited liability company in which the Company would have a 1/3 interest (the "LLC"). The building will primarily be financed through borrowings of the LLC and the Company intends to sign a long-term operating lease for the premises with the LLC. The Company anticipates the building would be completed by the third quarter of 1996. The Company believes that any commitments arising from this transaction would not significantly affect its liquidity or capital resources.

         Due to the current lending environment, developers from whom the Company customarily obtains lots under either an option or commitment contract are experiencing continuing difficulty in obtaining land acquisition and development financing. Consequently, the Company's land development activities and land holdings have increased. In 1994, the Company entered into two land purchase contracts which require a greater investment than the Company normally commits and could significantly impact the Company's liquidity. On January 31, 1994, the Company closed on the first phase of a six phase land purchase contract in the Washington, D.C. market. This first phase was purchased for $6.6 million and was developed into 106 single-family and townhouse lots. Based on the demand for lots in this area and the strong sales in the first phase of this development, the Company purchased the second phase of this development through a series of three closings in May, June and July of 1995. The total purchase price for this phase was approximately $6.4 million and this section will be developed into 122 single-family and townhouse lots. The Company sold a portion of the developed lots from the first phase to outside homebuilders and has entered into similar contracts to sell a portion of the lots in the second phase to outside homebuilders. The Company has an option to purchase each of the remaining phases. If the Company purchases all six phases, the total purchase price will be approximately $38.9 million and the land will be developed into approximately 710 lots.

         In August 1994, the Company completed the purchase of a parcel of land in the Columbus market for $7.5 million which will be developed into approximately 375 lots. The Company has completed development of several phases of this project into a total of 129 lots. Model homes were opened in this development in April 1995 and sales have remained strong.

         The extent of the Company's ability to invest in land development will be dependent upon its ability to obtain increases in its borrowing availability from its banks. Investment in additional land will result in increased interest expense being incurred by the Company and slower turnover of inventory. To finance land purchases, the Company may also increase its use of secured purchase money mortgages. At June 30, 1995 mortgage notes payable outstanding were $457,000 secured by lots and land with a recorded book value of $1.5 million. The Company has requested an increase in the amounts available under its line of credit; however, the Company does not currently have any arrangements for additional capital nor is there any assurance that it will be able to obtain additional capital. In the event that additional capital is not obtained, the Company anticipates that it will need to curtail its land development activities.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rates on the Company's outstanding debt for the six months ended June 30, 1995 was 10.2% as compared to 8.4% for the six months ended June 30, 1994.

         In conjunction with its mortgage banking operations, the Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, the Company generally has been able to raise prices by amounts at least equal to its cost increases and, accordingly, has not experienced any detrimental effect from inflation. Where the Company develops lots for its own use, inflation may increase the Company's profits because land costs are fixed well in advance of sales efforts. The Company is generally able to maintain costs with subcontractors from the date a home sales contract is accepted; however, in certain situations unanticipated costs may occur between the time a sales contract is executed and the time a home is constructed, which result in lower gross profit margins.

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         On May 10, 1995, the Company held its 1995 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms and the approval of the Amended Performance-Based Bonus Plan (the "Plan") for the Chief Executive Officer. The Plan was submitted to the shareholders in order to maintain the tax deductibility of any annual compensation paid to the Chief Executive Officer that exceeds $1,000,000. The Plan determines the Chief Executive Officer's annual bonus pursuant to two factors: the percentage of the Company's income before income taxes that exceeds $10 million, and the Company's customer satisfaction rating. The results of the voting for the directors and the Plan are as follows:

         1.  Election of Directors
             ---------------------

                                                 For              Against
                                                 ---              -------
             Robert H. Schottenstein           8,350,413          14,180
             Eric J. Schottenstein             8,350,363          14,230
             Friedrich K.M. Bohm               8,351,013          13,580

         2.  Amended Performance-Based Bonus Plan
             ------------------------------------

                          For               Against
                          ---               -------
                        7,548,928           815,665


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

 The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                    Description
------                    -----------
10.1            Revolving Credit Agreement by and among the Company;
                M/I Financial Corp. and Bank One, Columbus, N.A. dated
                August 7, 1995.

27              Financial Data Schedule

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



                                        M/I Schottenstein Homes, Inc.
                                        -------------------------------------
                                                 (Registrant)


Date:    August 10, 1995                by:  /s/ Irving E. Schottenstein
                                             ------------------------------
                                             Irving E. Schottenstein
                                             President & Chief Executive Officer



Date:    August 10, 1995                by:  /s/ Kerrii B. Anderson
                                             ------------------------------
                                             Kerrii B. Anderson
                                             Senior Vice President,
                                             Chief Financial Officer

                                                           EXHIBIT INDEX

    EXHIBIT
     NUMBER                                     DESCRIPTION
     ------                                     -----------
      10.1      Revolving Credit Agreement by and among the Company; M.I Financial Corp.
                and Bank One, Columbus, N.A. dated
                August 7, 1995

      27        Financial Data Schedule