Form 10-Q
period 1995-09-30
M I SCHOTTENSTEIN HOMES INC
filed 1995-11-09
CIK 799292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1995
                                        ------------------

                                      OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from _____ to _____

         Commission file number  33-44914, 33-68564
                                 ------------------

                        M/I SCHOTTENSTEIN HOMES, INC.
                        -----------------------------
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

                           YES   X         NO
                                ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock, par value $.01 per share: 8,800,000 shares
                      outstanding as of November 6, 1995

                         M/I SCHOTTENSTEIN HOMES, INC.

                                   FORM 10-Q

                                     INDEX
                                     -----

                                                                                                    PAGE
PART I.          FINANCIAL INFORMATION                                                             NUMBER
                 Item 1.          Financial Statements

                                  Consolidated Balance Sheets
                                  September 30, 1995 and
                                  December 31, 1994                                                  3

                                  Consolidated Statements of Income
                                  for the Three Months and Nine Months Ended
                                  September 30, 1995 and 1994                                        4

                                  Consolidated Statement of Stockholders'
                                  Equity for the Nine Months Ended
                                  September 30, 1995                                                 5

                                  Consolidated Statements of Cash Flows
                                  for the Nine Months Ended
                                  September 30, 1995 and 1994                                        6

                                  Notes to Interim Consolidated Unaudited Financial
                                  Statements                                                         7

                 Item 2.          Management's Discussion and Analysis
                                  of Financial Condition and Results of
                                  Operations                                                         8

PART II.         OTHER INFORMATION

                 Item 6.          Exhibits and Reports on Form 8-K                                  15

Signatures                                                                                          16

Exhibit Index                                                                                       17

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

============================================================================================================
                                                                           SEPTEMBER 30          DECEMBER 31
(DOLLARS IN THOUSANDS)                                                         1995                 1994
------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
ASSETS

Cash (including cash in escrow:  September 30, 1995 - $82;                 $   10,589            $  14,059
        December 31, 1994 - $703)
Receivables                                                                    16,930               17,347
Inventories:
    Single-family lots, land and land development costs                       120,556              122,532
    Houses under construction                                                 116,492               85,410
    Model homes and furnishings (less accumulated depreciation:
         September 30, 1995 - $1,258;
         December 31, 1994 - $1,654)                                           21,807               19,830
    Land purchase deposits                                                        758                  542
Office furnishings, transportation and construction
    equipment - at cost (less accumulated depreciation:
         September 30, 1995 - $6,744;
         December 31, 1994 - $5,705)                                            2,742                3,337
Investment in unconsolidated joint ventures and limited partnerships           11,981                8,191
Other assets                                                                    5,778                6,366
----------------------------------------------------------------------------------------------------------
    TOTAL                                                                  $  307,633            $ 277,614
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable banks-home-building operations                               $  116,500             $ 97,800
Note payable bank-financial operations                                          9,675               14,630
Mortgage notes payable                                                            349                  335
Subordinated notes                                                             24,513               24,513
Accounts payable                                                               39,553               31,436
Accrued compensation                                                            5,378                5,542
Income taxes payable                                                                7                1,169
Accrued interest, warranty and other                                            8,053                6,426
Customer deposits                                                               8,151                6,143
----------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                         212,179              187,994
----------------------------------------------------------------------------------------------------------

Commitments and Contingencies
----------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
    authorized 2,000,000 shares;
    none outstanding                                                                -                    -
Common stock - $.01 par value;
    authorized 38,000,000 shares;
    issued and outstanding - 8,800,000 shares                                      88                   88
Additional paid-in capital                                                     50,573               50,573
Retained earnings                                                              44,793               38,959
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     95,454               89,620
----------------------------------------------------------------------------------------------------------

         TOTAL                                                             $  307,633            $ 277,614
==========================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)


==========================================================================================================
                                                NINE-MONTHS ENDED                    THREE-MONTHS ENDED
                                                   SEPTEMBER 30                         SEPTEMBER 30
(DOLLARS IN THOUSANDS)                         1995             1994              1995               1994
----------------------------------------------------------------------------------------------------------
Revenue                                      $357,973         $346,107          $137,092          $131,819
----------------------------------------------------------------------------------------------------------


Costs and expenses:
    Land and housing                          293,455          283,077           112,269           108,013
    General and administrative                 20,371           19,752             7,988             7,115
    Selling                                    24,007           23,003             8,688             8,319
    Interest                                   10,434            6,540             3,853             2,801
----------------------------------------------------------------------------------------------------------


Total costs and expenses                      348,267          332,372           132,798           126,248
----------------------------------------------------------------------------------------------------------


Income before income taxes                      9,706           13,735             4,294             5,571
----------------------------------------------------------------------------------------------------------


Income taxes:
    Current                                     3,842            5,482             1,781             2,317
    Deferred                                       30               48               (62)             (157)
-----------------------------------------------------------------------------------------------------------


Total income taxes                              3,872            5,530             1,719             2,160
----------------------------------------------------------------------------------------------------------


Net income                                  $   5,834         $  8,205         $   2,575           $ 3,411
==========================================================================================================


Net income per common share                 $     .66         $    .93         $     .29           $   .39
==========================================================================================================

Weighted average common shares
    outstanding                             8,800,000        8,800,000         8,800,000         8,800,000
==========================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)

=============================================================================================================

                                     Nine Months Ended September 30, 1995

-------------------------------------------------------------------------------------------------------------

                                          Common Stock
                                          ------------
                                  Shares                                     Additional
                                Issued and                                     Paid-In              Retained
(Dollars in thousands)          Outstanding             Amount                 Capital              Earnings
-------------------------------------------------------------------------------------------------------------
Balance,
December 31,
1994                             8,800,000               $88                   $50,573             $38,959

Net income                               -                 -                   -                     5,834
-------------------------------------------------------------------------------------------------------------

BALANCE,
SEPTEMBER 30,
1995                             8,800,000               $88                   $50,573             $44,793
=============================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)

======================================================================================================================
                                                                                 Nine-Months Ended September 30
(Dollars in thousands)                                                             1995                1994
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                   $   5,834                 $   8,205
   Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation and amortization                                                  1,306                     1,161
     Deferred income taxes                                                             30                        48
     Decrease in receivables                                                          417                     6,842
     Increase in inventories                                                      (28,808)                  (50,817)
     Decrease (Increase) in other assets                                              423                      (467)
     Increase in accounts payable                                                   8,117                     9,169
     Decrease in income taxes payable                                              (1,162)                   (1,175)
     Increase (decrease) in accrued liabilities                                     1,463                    (3,632)
     Equity in undistributed income of
        unconsolidated joint ventures and limited partnerships                        (31)                     (177)
----------------------------------------------------------------------------------------------------------------------

        Net cash used by operating activities                                     (12,411)                  (30,843)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
     transportation and construction equipment                                       (526)                   (1,761)
   Proceeds from property disposals                                                    60                       251
   Investment in unconsolidated joint ventures and limited partnerships            (6,802)                   (8,583)
   Distributions from unconsolidated joint ventures and limited partnerships          816                       604
----------------------------------------------------------------------------------------------------------------------

        Net cash used in investing activities                                      (6,452)                   (9,489)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
     Cash proceeds from borrowings                                                206,485                   368,116
     Principal repayments                                                        (192,740)                 (328,206)
   Principal repayments of mortgage notes payable                                    (360)                     (321)
   Net increase in customer deposits                                                2,008                     2,063
   Distributions paid to former S Corporation stockholders                             --                    (1,082)
----------------------------------------------------------------------------------------------------------------------

        Net cash provided by financing activities                                  15,393                    40,570
----------------------------------------------------------------------------------------------------------------------

        Net increase (decrease) in cash                                            (3,470)                      238
        Cash balance at beginning of year                                          14,059                    10,649
----------------------------------------------------------------------------------------------------------------------
        Cash balance at end of period                                           $  10,589                 $  10,887
======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
     Interest (net of amount capitalized)                                       $   9,418                 $   6,483
     Income taxes                                                               $   4,764                 $   6,657

NON-CASH TRANSACTIONS DURING THE YEAR:
   Single-family lots distributed from unconsolidated joint ventures            $   2,227                 $   7,879
   Land acquired with mortgage notes payable                                    $     374                 $     519
======================================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

          NOTES TO INTERIM CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results for the full year.

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

   On September 29, 1995, the Company restructured its lines of credit, entering into a new loan agreement which permits aggregate borrowings not to exceed the lesser of: $166.0 million in revolving credit and seasonal loans and $25.0 million, including $4.0 million for joint ventures in which the Company is a partner, in the form of letters of credit; or the Company's borrowing base which is calculated based on specified percentages of certain types of assets held by the Company as of each month end. Included in the $166.0 million available under the new loan agreement are $30.0 million of seasonal loans which are only available between March 1 and December 31 during the term of the agreement. The maturity date was extended to September 30, 2000 and the remaining terms and restrictive covenants are substantially the same as the previous agreement.

NOTE 3.      CONTINGENCIES

   At September 30, 1995, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $ 132.4 million.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
                               FORM 10-Q - PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, total revenue and certain items from the consolidated statements of income, including costs and expenses, as percentages of such total revenue:

                                                           NINE-MONTHS ENDED            THREE-MONTHS ENDED
                                                              SEPTEMBER 30                 SEPTEMBER 30
                                                              ------------                 ------------
                                                           1995           1994           1995         1994
                                                           ----           ----           ----         ----
                                                                         (DOLLARS IN THOUSANDS)
Revenue:
    Housing Sales   . . . . . . . . . . . . . . . .   $  342,234     $   337,654    $   131,748    $   129,096
    Lot and Land Sales  . . . . . . . . . . . . . .       11,549           5,003          3,704          1,623
    Other Income  . . . . . . . . . . . . . . . . .        4,190           3,450          1,640          1,100
                                                     -----------     -----------     ----------     ----------
       Total Revenue  . . . . . . . . . . . . . . .  $   357,973     $   346,107    $   137,092    $   131,819
                                                     ===========     ===========    ===========    ===========
Revenue:
    Housing sales   . . . . . . . . . . . . . . . .         95.6%           97.6%          96.1%          97.9%
    Lot and land sales  . . . . . . . . . . . . . .          3.2             1.4            2.7            1.2
    Other income  . . . . . . . . . . . . . . . . .          1.2             1.0            1.2            0.9
                                                     -----------     -----------    -----------    -----------
       Total revenue  . . . . . . . . . . . . . . .        100.0           100.0          100.0          100.0
Land and housing costs  . . . . . . . . . . . . . .         82.0            81.8           81.9           82.0
                                                     -----------     -----------    -----------    -----------
    Gross margin  . . . . . . . . . . . . . . . . .         18.0            18.2           18.1           18.0
General and administrative  . . . . . . . . . . . .          5.7             5.7            5.8            5.4
Selling . . . . . . . . . . . . . . . . . . . . . .          6.7             6.6            6.4            6.3
                                                     -----------     -----------    -----------    -----------
    Operating income  . . . . . . . . . . . . . . .          5.6             5.9            5.9            6.3
Interest expense  . . . . . . . . . . . . . . . . .          2.9             1.9            2.8            2.1
                                                     -----------     -----------    -----------    -----------
Income before income taxes  . . . . . . . . . . . .          2.7%            4.0%           3.1%           4.2%
                                                     ===========     ===========    ===========    ===========

   Variations in income from lot and land sales have had a significant impact on net income as reflected in the revenue and gross profit from lot and land sales shown below:

                                                           NINE-MONTHS ENDED            THREE-MONTHS ENDED
                                                              SEPTEMBER 30                 SEPTEMBER 30
                                                              ------------                 ------------
                                                           1995           1994           1995         1994
                                                           ----           ----           ----         ----
                                                                         (DOLLARS IN THOUSANDS)
Revenue . . . . . . . . . . . . . . . . . . . . . .       $11,549       $  5,003       $  3,704     $  1,623
Gross profit  . . . . . . . . . . . . . . . . . . .       $ 1,829       $  1,432       $    449     $    256
Gross margin  . . . . . . . . . . . . . . . . . . .          15.8%          28.6%          12.1%        15.8%

    The gross margin on lot and land sales varies significantly from property to property depending upon the Company's cost of the particular property and the buyer's intended use of such property.

    The following table sets forth New Contracts (net of cancellations), Homes Delivered, and period-end Backlog:

                                                   NINE-MONTHS ENDED                    THREE-MONTHS ENDED
                                                      SEPTEMBER 30                         SEPTEMBER 30
                                                      ------------                         ------------
                                                  1995            1994                 1995             1994
                                                  ----            ----                 ----             ----
(In units)
New Contracts . . . . . . . . . . . . . .          2,321             2,130                 811             576
Homes Delivered . . . . . . . . . . . . .          2,011             2,133                 765             778
Backlog . . . . . . . . . . . . . . . . .          1,567             1,437               1,567           1,437

Approximate total sales
    value of Backlog
    (in thousands)  . . . . . . . . . . .    $   272,000       $   247,000         $   272,000     $   247,000
Average sales price
    of homes in Backlog   . . . . . . . .    $   173,700       $   171,700         $   173,700     $   171,700

         A home is included in "New Contracts" when the Company's standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing, is executed. In the Midwest Region contracts are sometimes accepted contingent upon the sale of an existing home. "Homes Delivered" represents units for which the closing of the sale has occurred and title has transferred to the buyer. Revenue and cost of revenue for a home sale are recognized at the time of such closing.

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first nine months of 1995, the Company delivered 2,011 homes. Of the contracts in Backlog at December 31, 1994, 15.5% have been canceled as of September 30, 1995. This compared with a 14.0% cancellation rate for the comparable period in 1994 for the Homes in Backlog as of December 31, 1993. For homes in Backlog at December 31, 1993, the final cancellation percentage was 14.0%.

         At September 30, 1995, the total sales value of the Company's Backlog of 1,567 homes was approximately $272,000,000, representing a 10.1% increase in the sales value and a 9.0% increase in units from the levels reported at September 30, 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

         Total revenue for the nine months ended September 30, 1995 increased 3.4% compared to the nine months ended September 30, 1994. This increase was primarily due to a significant increase in revenue from lot and land sales as well as a 1.4% increase in housing revenue. The increase in lot and land revenue is primarily attributable to the Washington, D.C. market. Late in 1994, the Company completed development of the first phase of a six-phase land development project. Development is currently in progress on the second phase of this project. The Company has entered into contracts to sell a portion of the lots developed in both of these phases to outside home builders. The Company believes that lot and land revenue will remain at relatively high levels for the next few years in comparison to historical amounts as the Company continues to develop this and possibly other projects where a portion of the lots will be sold to outside home builders.

         The increase in housing revenue was due to a 7.5% increase in the average sales price of Homes Delivered, partially offset by a 5.7% decrease in the number of Homes Delivered. The increase in the average sales price of Homes Delivered was primarily attributable to the Maryland, Virginia and Palm Beach County markets. In Palm Beach County, the Company has expanded the product lines offered to include higher priced homes, allowing the division to build in more upscale areas of the market. In Maryland, the increase was primarily due to the opening of a new subdivision where the average sales price is significantly higher than the division's average and where sales have been particularly strong in 1995. The increase in Virginia was due to a change in the product mix. In the prior year, the Company closed more attached townhomes which have lower average sales prices than detached homes. The decrease in the number of Homes Delivered was primarily due to the lower number of homes in Backlog at the beginning of the quarter and year due to lower New Contracts recorded in the last half of 1994 and the first half of 1995.

         The Company recorded a 9.0% increase in the number of New Contracts recorded in the nine months ended September 30, 1995 compared to the same period of 1994. The increase in New Contracts was primarily attributable to the Columbus, Cincinnati, Indianapolis and Raleigh markets. The Company believes that New Contracts recorded during the second half of 1994 and first quarter of 1995 were adversely affected by higher interest rates available to potential home buyers. In the second and third quarters of 1995, falling interest rates brought more potential customers back into the market. The number of New Contracts recorded was also positively impacted by new subdivisions opened in the current year and the introduction of our more affordable Horizon product line in several of our other markets.

         The overall gross margin was 18.0% and 18.2% for the nine months ended September 30, 1995 and 1994, respectively. The gross margin from housing sales for the nine months ended September 30, 1995 was 17.1%, down slightly from the 17.2% recorded for the comparable period in the prior year. The gross margin from lot and land sales was significantly lower in the current year as compared to the same period in the prior year. The gross margin recorded in the prior year was unusually high due to the sale of a tract of commercial real estate which produced a gross margin significantly higher than normal lot sales.

         General and administrative expenses as a percentage of total revenue remained constant at 5.7% for the nine months ended September 30, 1995 and 1994. For the same time period, actual general and administrative expenses increased approximately $600,000. This increase was primarily attributable to higher personnel costs. In the current year, the Company held a mid-year contest for the first time in an effort to stimulate sales. In addition, the Company has accrued additional amounts in the third quarter of 1995 for the annual year end contest trip based on an increase in the number of employees expected to qualify for the trip in the current year as compared to 1994. The Company has also increased staffing in certain areas based on anticipated increases in production and closing activities in the fourth quarter.


         Selling expenses as a percentage of total revenue increased slightly to 6.7% for the nine months ended September 30, 1995 from 6.6% for the nine months ended September 30,

1994. Additional costs incurred in connection with opening more new model homes in the current year were partially offset by lower outside Realtor commissions incurred.

         Interest expense for the nine months ended September 30, 1995 increased to $10.4 million from $6.5 million for the comparable period of the prior year. The increase in 1995 resulted from an increase in the weighted average interest rate and an increase in the average balance outstanding as well as a decreased portion of interest costs being capitalized. The increase in the weighted average interest rate was due to increases in the prime rate of interest on which interest on the notes payable banks is based. The increase in the average balance outstanding related to the notes payable banks which increased primarily to fund the increase in houses under construction and single family lots, land and land development costs.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

         Total revenue for the three months ended September 30, 1995 increased 4.0% compared to the three months ended September 30, 1994. This increase was primarily due to a significant increase in revenue from lot and land sales as well as a 2.1% increase in housing revenue. The increase in lot and land revenue is primarily attributable to a land development project in the Washington, D.C. market where there have been significant sales of developed lots to outside home builders.

         The increase in housing revenue was due to a 3.8% increase in the average sales price of Homes Delivered, partially offset by a 1.7% decrease in the number of Homes Delivered. The increase in the average sales price of Homes Delivered was primarily due to the Virginia and Maryland divisions where new subdivisions were opened in which average sales prices are significantly higher than these divisions' averages.

         The Company recorded a 40.8% increase in the number of New Contracts recorded in the three months ended September 30, 1995 as compared to the same period of 1994. New Contracts recorded in the third quarter of 1995 were higher in all divisions except Tampa and Palm Beach County, which experienced significant decreases, and Charlotte, which recorded the same number of contracts for the third quarter in both 1995 and 1994. The Company believes the significant increase in New Contracts recorded was primarily due to the more favorable interest rates available to home buyers in the current year as well as the introduction of our Horizon product line in several of our other markets and new subdivisions opened in the current year.

         The overall gross margin increased slightly to 18.1% for the three months ended September 30, 1995 from 18.0% for the three months ended September 30, 1994. The gross margin from housing sales decreased slightly from 17.4% for the three months ended September 30, 1994 to 17.3% for the comparable period in the current year. The gross margin for lot and land sales was 12.1% for the three months ended September 30, 1995 as compared to 15.8% for the comparable period of the prior year. This decline was primarily due to the Company's decision to accept lower margins on certain older inventory lots to reduce inventory levels in selected areas. The increase in the overall gross margin % was due to the $540,000 increase in other income which was primarily attributable to an increase in revenue for M/I Financial.

         General and administrative expenses as a percentage of total revenue increased from 5.4% for the three months ended September 30, 1994 to 5.8% for the comparable period of 1995. This increase was primarily attributable to higher personnel costs. In the current year, the Company held a mid-year contest for the first time in an effort to stimulate sales. In addition, the Company has accrued additional amounts in the third quarter of 1995 for the annual year end contest trip based on an increase in the number of employees expected to qualify for the trip in the current year as compared to 1994. The Company has also increased staffing in certain areas based on anticipated increases in production and closing activities in the fourth quarter.

         Selling expenses as a percentage of total revenue increased slightly to 6.4% for the three months ended September 30, 1995 from 6.3% for the comparable period of the prior year. Additional costs incurred related to additional model homes and the mid-year and annual contest trips (see above) were partially offset by lower internal sales commissions and outside Realtor commissions.

         Interest expense for the three months ended September 30, 1995 increased to $3.9 million from $2.8 million for the comparable period of the prior year. The increase in 1995 resulted from an increase in the weighted average interest rate and an increase in the average balance outstanding as well as a decreased portion of interest costs being capitalized in 1995. The increase in the weighted average interest rate was due to increases in the prime interest rate on which interest on the notes payable banks is based. The increase in the average balance outstanding related to the notes payable banks which increased primarily to fund the increased investment in houses under construction and single-family lots, land and land development costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend upon its sales volume, asset turnover, land acquisitions and inventory balances. The Company has incurred substantial indebtedness, and expects to incur indebtedness in the future, to fund the growth of its home-building activities. Historically, the Company's principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings which are primarily unsecured.

         On September 29, 1995, the Company entered into a new loan agreement with its lenders which permits aggregate borrowings not to exceed the lesser of: $166.0 million in revolving credit loans, including $30.0 million of seasonal loans which are available from March 1 through December 31 during each year of the agreement and $25.0 million, including $4.0 million for joint ventures in which the Company is a partner, in the form of letters of credit; or the Company's borrowing base which is calculated based on specified percentages of certain types of assets held by the Company as of each month end. The loan agreement matures September 30, 2000, at which time the unpaid balance of the revolving credit loans outstanding shall be due and payable. Under the terms of the loan agreement, the banks make an annual determination as to whether or not to extend the maturity date of the commitments by one year. The loan agreement contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts and to maintain certain financial ratios. The loan agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, on dividends that may be paid and on the aggregate cost of certain types of inventory the Company can hold at any one time. At September 30, 1995, $116.5 million was outstanding under this loan agreement.

         On August 7, 1995, M/I Financial entered into a new loan agreement with its lender which permits borrowings of $25.0 million to finance mortgage loans initially funded by M/I Financial, up to $5.0 million of which can be used to fund loans for borrowers other than customers of the Company's home-building operations. The agreement limits the borrowings to 95% of the aggregate face amount of the mortgages and contains restrictive covenants requiring M/I Financial to maintain certain minimum net worth and financial ratios. Borrowings under the agreement are at the lender's prime rate and are unsecured. The agreement terminates on July 19, 1996 and the unpaid balance of such borrowings are payable on this date. At September 30, 1995, $9.7 million was outstanding under this loan agreement.

         In addition, there were outstanding Subordinated Notes in the principal amount of $24.5 million at September 30, 1995 and approximately $20.1 million of completion bonds and letters of credit at September 30, 1995. Annual sinking fund payments for the Subordinated Notes of approximately $3.7 million commence December 1, 1997 with the remaining balance due at maturity on December 1, 2001. The Notes are redeemable in whole or in part at the option of the Company on or after December 1, 1996 at 106% of the principal amount until December 1, 1997 and declining 1 1/2% annually through 2000.

         At September 30, 1995, the Company had $54.8 million of unused borrowing availability under its loan agreements. At September 30, 1995, the Company had the right to borrow up to $181.0 million under its credit facilities, including $30.0 million of seasonal loans, available from March 1st through December 31 during each year of the loan agreement, and $15.0 million under the M/I Financial credit agreement (95% of the aggregate face amount of eligible mortgage loans). The Company believes that such bank borrowings, together with internally generated funds, will be adequate for the Company's foreseeable needs for operations, limited expansion, land investment and interest obligations of outstanding debt.

         The $13.7 million increase in notes payable to banks from December 31, 1994 to September 30, 1995 reflects increased borrowings primarily attributable to the seasonal increase in homes under construction. It is expected that borrowing needs will increase as the Company continues to expand its home building operations and increase its investment in land under development and developed lots.

         Net income from housing and lot and land sales are the Company's primary sources of net cash provided by operating activities. Net cash used by operating activities in the nine months ended September 30, 1995 was $12.4 million compared to $30.8 million for the comparable period of the prior year. The decrease in net cash used by operating activities was primarily due to a smaller increase in inventories.

         The Company has reached agreement with certain unrelated parties for the construction of an approximately 85,000 square foot building. The four current office locations in Columbus, Ohio will be consolidated into one building in an effort to improve operating efficiencies. The building will be built, owned and operated, by a limited liability company in which the Company has a 1/3 interest (the "LLC"). The building will primarily be financed through borrowings of the LLC. The LLC has obtained financing for the construction of the building and also has obtained commitments for the permanent financing. The Company has reached an agreement in principal for a long-term operating lease for the premises. The building is expected to be completed by the third quarter of 1996. The Company believes that any commitments arising from this transaction would not significantly affect its liquidity or capital resources.

         Due to the current lending environment, developers from whom the Company customarily obtains lots under either an option or commitment contract are experiencing continuing difficulty in obtaining land acquisition and development financing. Consequently, the Company's land development activities and land holdings have increased. In 1994, the Company entered into two land purchase contracts which require a greater investment than the Company normally commits and could significantly impact the Company's liquidity. On January 31, 1994, the Company closed on the first phase of a six phase land purchase contract in the Washington, D.C. market. This first phase was purchased for $6.6 million and was developed into 106 single-family and townhouse lots. Based on the demand for lots in this area and the strong sales in the first phase of this development, the Company purchased the second phase of this development through a series of three closings in May, June and July of 1995. The total purchase price for this phase was approximately $6.4 million and this section will be developed into 122 single-family and townhouse lots. The Company sold a portion of the developed lots from the first phase to outside home builders and has entered into similar contracts to sell a portion of the lots in the second phase to outside home builders. The Company has an option to purchase each of the remaining phases. If the Company purchases all six phases, the total purchase price will be approximately $38.9 million and the land will be developed into approximately 710 lots.

         In August 1994, the Company completed the purchase of a parcel of land in the Columbus market for $7.5 million which will be developed into approximately 375 lots. The Company has completed development of several phases of this project into a total of 129 lots. Model homes were opened in this development in April 1995 and sales have remained strong.

         The extent of the Company's ability to invest in land development will be dependent upon its ability to obtain increases in its borrowing availability from its banks or from other sources. Investment in additional land will result in increased interest expense being incurred by the Company and slower turnover of inventory. To finance land purchases, the Company may also increase its use of secured purchase money mortgages. At September 30, 1995 mortgage notes payable outstanding were $349,000 secured by lots and land with a recorded book value of $1.2 million. The Company does not currently have any arrangements for additional capital nor is there any assurance that it will be able to obtain additional capital. In the event that additional capital is not obtained, the Company anticipates that it will need to curtail its land development activities.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rates on the Company's outstanding debt for the nine months ended September 30, 1995 was 10.2% as compared to 8.4% for the nine months ended September 30, 1994.

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


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                    Description
------                    -----------
10.1                   Revolving credit loan, seasonal loan and standby letter
                       of credit agreement by and among the Company, Bank One,
                       Columbus, N.A.;  The Huntington National Bank; NBD
                       Bank; National City Bank, Columbus; The First National
                       Bank of Boston and Bank One, Columbus, N.A., as agent
                       for the banks, dated September 29, 1995.

 10.2                  Investment Home Compensation Plan dated September 1,
                       1995.

 27                    Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           M/I Schottenstein Homes, Inc.
                                           -----------------------------
                                                   (Registrant)


Date:    November 9, 1995                  by:     /s/ Irving E. Schottenstein
                                                   ---------------------------
                                                   Irving E. Schottenstein
                                                   President & Chief Executive
                                                   Officer



Date:    November 9, 1995                  by:     /s/ Kerrii B. Anderson
                                                   ---------------------------
                                                   Kerrii B. Anderson
                                                   Senior Vice President,
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------
10.1            Revolving credit loan, seasonal loan and standby letter of credit agreement by and among the Company, Bank One, Columbus,
                N.A.; The Huntington National Bank; NBD Bank; National City
                Bank, Columbus; The First National Bank of Boston and Bank One,
                Columbus, N.A., as agent for banks, dated September 29, 1995.

10.2            Investment Home Compensation Plan dated September 1, 1995.

27              Financial data Schedule