Form 10-K
period 1995-12-31
M I SCHOTTENSTEIN HOMES INC
filed 1996-03-29
CIK 799292

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


 / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995


                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File No. 33-44914, 33-68564

                          M/I SCHOTTENSTEIN HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                     31-1210837
       -------------------------------                   ------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                          41 S. High Street, Suite 2410
                              Columbus, Ohio 43215
       ------------------------------------------------------------------
               (Address of principal executive offices)(zip code)
       Registrant's telephone number, including area code: (614) 221-5700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange on
             Title of Each Class                         Which Registered
             -------------------                    ------------------------
            Common Stock, par value $.01            New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                 --------------

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 8, 1996, the aggregate market value of voting common stock held by non-affiliates of the registrant (3,424,300 shares) was approximately $36,383,000. The number of shares of common stock of M/I Schottenstein Homes, Inc., outstanding on March 8, 1996 was 8,800,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the year ended December 31, 1995 (Part I and II) Portions of the registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than April 8, 1996 (Part III)

                                     PART I

ITEM 1.  BUSINESS

COMPANY

     M/I Schottenstein Homes, Inc. was reincorporated in Ohio in November 1993. Prior to that date, the Company was a Delaware corporation. As used in this report, the term "Company" refers to M/I Schottenstein Homes, Inc.; its subsidiary, M/I Financial Corp. ("M/I Financial") and its predecessors, unless the context indicates otherwise. The Company maintains its executive offices at 41 South High Street, Suite 2410, Columbus, Ohio 43215 and its telephone number is (614) 221-5700.

     During October 1986, the Company completed a public offering of its Common Stock and from October 1986 to June 1990, the Company was publicly held, with Irving E. Schottenstein, Melvin L. Schottenstein and their family trusts owning approximately 79.0% of the outstanding shares of Common Stock. In June 1990, the shareholders of the Company approved a merger agreement providing for the merger of the Company with M/I Homes Acquisition Corp., a corporation formed by Irving
E. Schottenstein, Melvin L. Schottenstein and their family trusts as a vehicle for acquiring the Company's publicly held Common Stock (the "Going Private Transaction"). As a result, Irving E. Schottenstein, Melvin L. Schottenstein and their family trusts became the holders of 100% of the Common Stock. Effective January 1, 1991, the Company elected to be treated as an S Corporation under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes and comparable state tax laws. As a result of the S Corporation election, the Company was no longer subject to federal and state income taxation and its shareholders were taxed on the Company's income directly.

     In November 1993, the Company completed a public offering of its Common Stock, selling 3.3 million shares at an initial public offering price of $14 per share. At that time, the remaining 62.5% of the Company's outstanding Common Stock was held by Irving E. Schottenstein, the Estate of Melvin L. Schottenstein and their family trusts, the former S Corporation shareholders. In conjunction with the public offering, the Company terminated its S Corporation status effective November 8, 1993. Accordingly, from that date forward, the Company's income has been fully subject to federal, state and local taxes.

SEGMENT INFORMATION

     The Company operates in two business segments - home-building and financial services. The home-building operations include the development of land and the sale and construction of single-family attached and detached homes. The financial services operations involve the origination of mortgage loans primarily for purchasers of the Company's homes. The financial information relating to business segments for the three years ended December 31, 1995, appearing in exhibit 13 of this Annual Report on Form 10-K, is incorporated by reference.

HOME-BUILDING

     M/I Schottenstein Homes, Inc. is one of the nation's leading home builders. The Company is engaged in the sale and construction of single family homes marketed and sold under the M/I Homes and Showcase Homes tradenames. In 1994, the latest year for which information is available, the Company was the twentieth largest U.S. home builder (based on total revenue) as ranked by Builder Magazine. During the year ended December 31, 1995, the Company delivered 2,952 homes with a total sales value of over $505 million.

     The Company commenced home-building operations in Columbus, Ohio in 1976 and expanded into and opened a home-building division in Tampa, Florida in 1981. In 1984 the Company further expanded in Florida by opening home-building divisions in Palm Beach County and Orlando. The Company opened home-building divisions in Charlotte and Raleigh, North Carolina in 1985 and 1986, respectively. The Company opened a home-building division in Nashville, Tennessee in 1987 and, due to the lack of perceived growth opportunities, withdrew from this market in December 1989. In 1988, the Company established a separate home-building division for its Showcase product lines in Columbus, Ohio with the intent of building and marketing semi-custom, upscale homes to more affluent customers. It was also in 1988 that the Company expanded into and opened home-building divisions in Cincinnati, Ohio and Indianapolis, Indiana. In 1991, the Company opened a home-building division in Washington D.C., encompassing certain D.C. suburbs located in Virginia and Maryland. Due to the growth in the Washington, D.C. market, the Company split this market into separate Maryland and Virginia divisions in the first quarter of 1994. In May 1993, the Company introduced its Horizon line of homes in the Columbus market. This is the Company's lowest priced line of homes and is targeted primarily at first time home buyers. Due to the strong sales of this line since its introduction and the anticipated growth in this segment of the market, the Company established a separate division for the Horizon line in the Columbus market in 1994. The Company also introduced this line of entry-level homes in several of its other markets in 1994 and 1995. The Company is the leading home builder in its core Columbus market and the Company's Columbus divisions accounted for approximately 40% of the Company's housing revenue in 1995. Each home-building division is managed by a division manager who is familiar with the unique market characteristics of their particular division. As commonly occurs in the home-building industry, it has been the Company's experience that it incurs substantial losses in a new market for the first two years of operations. With respect to the Company's nine developing markets, these losses have already been absorbed in the Company's historical results of operations. In addition, the Company continues to explore opportunities for expanding into new markets either by starting a new division or through acquisition.

     The Company, on a regional basis, offers up to eight distinct lines of single family homes ranging in price from the low $80,000's to approximately $500,000, with an average sales price of homes in Backlog as of December 31, 1995 of $169,000. By offering a wide range of homes, the Company is able to attract first-time home buyers as well as move-up buyers, many of whom were previous M/I or Showcase homeowners. The Company seeks to distinguish itself from its competitors by offering homes that have a higher level of design and construction quality within a given price range. The Company also believes that it offers one of the highest levels of customer service in the industry. Based on the responses to our customer questionnaire, for the fifth year in a row, more than 95% of the Company's customers would recommend an M/I or Showcase home to a potential home buyer.

     The Company believes that each of its markets has unique characteristics and must therefore be locally managed with dedicated, on-site management personnel. Each home-building division is supervised by a division manager who reports to a regional manager. The Company encourages its regional and division managers to be entrepreneurial and has accordingly adopted an incentive compensation structure under which their aggregate compensation is largely determined on the basis of net income and customer satisfaction in their region or division.

     To enhance the selling process, the Company operates design centers in the Cincinnati and Columbus markets. The design centers are staffed with interior design specialists who assist Columbus and Cincinnati customers in selecting interior and exterior colors as well as standard options and upgrades. In its other markets, the color selection and option/upgrade process is handled directly by the companies sales consultants.

FINANCIAL SERVICES

     The Company offers fixed and adjustable rate mortgage loans, primarily to buyers of the Company's homes through its wholly owned subsidiary M/I Financial. At December 31, 1995, the Company is committed to fund $55.0 million in mortgage loans to home buyers. Of this total, approximately $6.0 million are adjustable rate loans and $49.0 million are fixed rate loan commitments. The loans are granted at current market interest rates and the rate is guaranteed through the transfer of the title of the home to the buyer (the "Closing"). The Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the home closes. The method to be used is determined at the time of the loan commitment based on the market conditions and alternatives available. The Company's policy requires that there be no interest rate risk on loans closed waiting to be sold. Also according to the policy, the pipeline of committed loans is to be hedged at 70 to 95% of the committed balance which is the balance of loans expected to be closed.

     One of the methods the Company uses to hedge the interest rate risk relative to unclosed loans is to purchase commitments from outside investors to acquire the loans at the interest rate at which the loan will be closed. The cost of these purchase commitments is recorded as an asset and is expensed as loans are closed under the related commitments. Any remaining unused balance is expensed when the commitment expires or earlier, if the Company determines that they will be unable to use the entire commitment prior to its expiration date. At December 31, 1995, the Company had approximately $36.0 million of commitments to deliver mortgage loans to outside investors.

     The Company hedges its interest rate risk using forward sales of mortgage-backed securities whereby the Company agrees to sell and later repurchase similar but not identical mortgage-backed securities. Generally, the agreements are fixed-coupon agreements whereby the interest rate and maturity date of both transactions are approximately the same and are established to correspond with the closing of the fixed interest rate mortgage loan commitments of the Company. The difference between the two values of the mortgage-backed securities in the agreements at settlement provide a hedge on the interest rate risk exposure in the mortgage loan commitments and is included in the gain or loss on the sale of the loans to third party investors. At December 31, 1995, these agreements matured within 90 to 120 days. Securities under forward sales agreements averaged approximately $12.5 million during 1995 and the maximum amounts outstanding at any month end during 1995 was $16.0 million, the balance at December 31, 1995. Hedging gains of $456,000 were deferred at year end as the mortgage loans and commitment contracts qualified for hedge accounting.

     To reduce the credit risk associated with accounting losses, which would be recognized if the counterparties failed completely to perform as contracted, the Company limits the entities that management can enter into a commitment with to the primary dealers in the market. The risk of accounting loss is the difference between the market rate at the time a counterparty fails and the rate the Company committed to for the mortgage loans and any purchase commitments recorded with the counterparty.

     M/I Financial is currently in the process of opening an office in Raleigh at which time they will have branches in all of the Company's housing markets, with the exception of Virginia and Maryland. M/I Financial provided financing for 1,873 homes in 1995, representing approximately $233.3 million of mortgage loans originated. The majority of these loans were made to buyers of the Company's homes. M/I Financial issues commitments to customers and closes both conventional and government-insured loans in its own name. However, in an effort to minimize the risk of financing activities, M/I Financial generally sells the loans it originates to the secondary market which provides the funding within several days thereafter. The Company retains a small servicing portfolio which it currently sub-services with a financial institution.

     M/I Financial has been approved by the Department of Housing and Urban Development and the Veterans Administration to originate loans insured by the FHA and the VA, respectively, and has been approved by the Federal Home Loan Mortgage Corporation ("FHLMC") and by the Federal National Mortgage Association ("FNMA") as a seller and servicer of mortgages sold to FHLMC and FNMA.

BUSINESS STRATEGY

     The Company's business strategy emphasizes the following key areas: (i) profitability with focus on margins as well as expenses; (ii) having and continuing to pursue premier locations while maintaining a conservative land acquisition policy; (iii) maintaining a leadership position in Columbus and pursing profitable growth strategies in other markets; (iv) superior customer service; (v) product breadth and innovative design; and (vi) employing an experienced and entrepreneurial management team. Growth and performance expectations are always subject to changes in interest rates, the home-building industry's competitive environment, job growth and consumer confidence. The Company adapts to these constant changes by focusing on the following strategies and philosophies that have been key to its success:

     (i) Profitability. The overriding business strategy of the company is to increase profitability and focus on margins in order to enhance shareholder value. At the same time, the Company remains committed to its core business practice of building quality homes and providing superior customer service. Although, there are times when increasing profits may conflict with issues of quality and customer service, the Company believes that it has been particularly successful in striking the proper balance between these vital Company goals. In order to do this, the Company constantly explores new methods and procedures designed to improve operating efficiency without sacrificing quality. In the selling process, the marketing sales efforts of the Company promote credibility and quality rather than price cutting or so-called "give aways". In each home building division, significant attention is paid to improving subdivision absorption as well as revenue enhancement through premiums and price increases where warranted. Management believes the Company's long-standing and very conservative policy against "spec" houses allowed the Company to avoid the significant discounting which may accompany the sale of a "spec" house. The Company strives to be in locations where the Company is the primary builder or, if not, the Company seeks to build in communities with other builders who have similiar risk/return philosophies. The Company is constantly exploring ways in which to make money without selling additional homes. In support of this, the Company continues to promote value engineering of its product lines. The Company strives to grow M/I Financial in the majority of its markets. The Company is considering two strategies that may be implemented in 1996 to improve profitability. The first strategy is to reduce its tax and legal liabilities through restructuring. The second strategy is to participate in a joint venture to capture title insurance profits in certain of its markets. The implementation of these strategies in 1996 is dependent upon a number of factors such as possible regulatory approval, administrative costs of the implementation, and analysis of the level of increased revenue that will be realized by the Company. Therefore, this objective of improving profitability during 1996 is a forward-looking statement that is subject to change as the Company evaluates the effect of the above mentioned factors upon the two strategies. Finally, the Company will continue to pursue ways to reduce its overall cost of capital as well as maintain financial flexibility.

     (ii) Premier Locations and Conservative Land Acquisition Policy. The Company understands that the profitability of each of its home building divisions is largely dependent upon the quality of the division's subdivision locations. When the market is strong, the good locations truly excel and when the market weakens, the good locations are usually the last to be affected. The Company has always been effective at securing good locations and with the recent internal formation of the Land Committee, the Company believes it will become even more effective in identifying and acquiring premier locations.

     The Company's land development activities and land holdings have increased significantly in the past few years and the Company expects land holdings to remain at relatively high levels. However, the Company has always pursued and continues to pursue a land acquisition policy that it believes is more conservative than the policies of the other national home builders. The Company develops its own lots where it can gain a competitive advantage by doing so or where shortages of qualified land developers make it impractical to purchase the required lots from outside sources. The Company seeks to limit its investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to four years. All land to be acquired by the Company must be zoned and serviceable by all necessary utilities prior to being purchased. From time to time, the Company develops land in joint ventures which, in most cases, are entirely equity financed. As of December 31, 1995, the Company had an inventory of 2,141 developed lots, 912 lots under development and 2,281 lots zoned for future development, including its share of lots owned by its joint ventures. The Company believes that this level of land inventory, in combination with 5,769 lots that the Company may acquire pursuant to outstanding option and purchase contracts, is sufficient to meet its anticipated building needs over the next three to four years.

     (iii) Maintaining Leading Position in the Columbus Market and Profitable Growth Strategies in Other Markets. The Company is the leading builder of single-family detached homes in the Columbus market. In fact, the Company has built and delivered the greatest number of single-family detached homes in the Columbus area during each of the last seven years. In 1995, the Company's market share in Columbus reached a record setting 25% of the total market and more than 27% of the "under $250,000" market. The Company seeks to maintain its leading position in this market by continuing to provide high quality homes and superior customer service. Its success in Columbus has enabled the Company to expand into new markets that offer significant growth opportunities.

     Between 1981 and 1993, the Company expanded into and currently operates home-building divisions in nine markets outside its original Columbus market. The Company believes there are significant opportunities to improve profitability in these markets through expansion of the Company's product offerings, the acquisition of land in increasingly desirable locations and by constructing and selling homes with the same commitment to customer service that has accounted for the Company's success in its Columbus market. In addition, the Company continues to explore opportunities for expanding into new markets whether by starting a new division or through acquisition. In developing proper growth strategies and goals for its other markets, however, the Company understands that the unique characteristics of each market significantly impacts the long-term strategies which the Company elects to pursue. Regardless of the strategies employed, the Company will continue to focus on profitability rather than mere market share.

     (iv) Superior Customer Service. The Company is committed to providing its home buyers with a wide array of functional and innovative designs from which to choose, quality construction utilizing the best building materials and a home with lasting value at an affordable price. The overriding Company philosophy is to provide superior service to its customers. The Company has always recognized that the purchase of a home in most instances represents the single largest investment ever made by its customers. The Company understands the importance of a home purchase decision and is sensitive to the fact that many prospective buyers have little knowledge of home construction and are unsure about how to choose a home builder and a home. Because of this, virtually every phase of the Company's operations - from the beginning of the selling process through construction, closing and service after delivery - is designed to educate and inform the customer, to involve the customer in the home-building process and to make the home-building experience more understandable and pleasant. The Company's selling process focuses on the home's features, benefits, quality and design (as opposed to merely emphasizing price and square footage). The Company assists many of its customers with financing and conducts a pre-construction "builder/buyer" conference with each customer to review the house plans, introduce the customer to his or her construction supervisor and explain the construction process. The Company encourages its customers to visit their homesites during construction and provides free periodic inspections of its homes after delivery. The Company also offers attractive warranties, including a 20-year transferable major structural warranty. The Company prides itself on the extraordinary efforts which it undertakes on a daily basis to "put the customer first" and thereby provide the highest levels of customer service. As a result, based on the responses to our customer questionnaire, for the fifth year in a row, more than 95% of the Company's customers would recommend an M/I or Showcase home to a potential home buyer.

     (v) Product Breadth and Innovative Design. The Company offers a wide range of homes at price points that appeal to both first-time and move-up buyers, as well as empty nesters. The Company offers more than 200 different floor plans and elevations in its various product lines. In some instances, the Company permits customers, at an additional cost, to modify the design of their homes or add special features. Such modifications are greatly facilitated by the Company's use of computer-aided design technology. The Company believes that its homes generally offer a higher level of quality design and construction within a given price range. It devotes significant resources to the research, design and development of its homes in order to better meet the needs of the various housing markets in which the Company operates.

     (vi) Management. The Company places high value on and dedicates substantial resources to assembling the most competent management team at the corporate and regional levels and within each of its divisions. The Company's success as a national home builder is in large part due to the skill and experience of the Company's managers, each of whom possess intimate knowledge of the markets they manage. The Company encourages its managers to be entrepreneurial and to operate their regions and divisions as if they were their own and, accordingly, has adopted an incentive compensation structure under which aggregate compensation for regional and division managers is determined on the basis of financial performance and customer satisfaction in their region or division.

SALES AND MARKETING

     The Company markets and sells its homes under the M/I and Showcase tradenames. Home sales are conducted from on-site sales offices in furnished model homes by the Company's own sales personnel. Every sales consultant is trained and equipped to fully explain the features and benefits of the Company's homes, to determine which home best suits each customer's needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is paid to the training and re-training of all sales personnel to assure the highest levels of professionalism and product knowledge. Overall, the Company currently employs more than 127 sales consultants and operates approximately 160 model homes across all of its divisions.

     The Company advertises in newspapers and in magazines, by direct mail, on billboards and on radio and television, although the particular marketing medium used differs from division to division based upon marketing demographics and other competitive factors. In addition, the Company welcomes independent broker participation and from time to time, utilizes various promotions and sales incentives to attract interest from these brokers. The Company's commitment to quality design and construction and reputation for customer service has also resulted in a strong referral base and a significant number of repeat buyers.

     The Company generally does not commence construction of its homes until it obtains a sales contract and preliminary oral advice from the customer's lender that financing will be approved. However, in certain markets, contracts are sometimes accepted contingent upon the sale of an existing home and construction is authorized through a certain stage prior to satisfaction of that contingency. In addition, in all divisions, a limited number of "spec" homes, i.e., homes started in the absence of an executed contract, are built in order to permit construction and delivery of homes on an immediate-need basis and to provide presentation of new product. The Company has always followed a very conservative policy with respect to the number of spec homes that can be started. Management strictly controls the number of spec homes that can be built by requiring that the division manager obtain the Chief Executive Officer's approval prior to start.

     The Company's sales and marketing efforts are further enhanced by the Company's inspection and warranty programs. Through these programs, the Company offers a 2-year limited warranty on materials and workmanship and a 20-year limited warranty against major structural defects. To increase the value of these warranties, both are transferable in the event of the sale of the home. Immediately prior to closing and three months after a home is delivered, the Company inspects each home with the customer to determine if any repairs are required. At the customer's written request, the Company will also provide a free one year inspection and again make any necessary repairs. The Company also passes along to its customers all warranties provided by manufacturers or suppliers of components installed in each home. The Company's warranty expense was less than 1.0% of total costs and expenses for each of the years ended December 31, 1995, 1994, and 1993.

DESIGN AND CONSTRUCTION

     The Company devotes significant resources to the research, design and development of its homes in order to better meet the needs of the various housing markets in which the Company operates. Virtually all of the Company's floor plans and elevations are designed by an experienced in-house staff of qualified professionals using modern computer-aided design technology. The Company offers more than 200 different floor plans and elevations. These designs may differ significantly from market to market. For example, in Florida, where lifestyles tend to be more leisurely and outdoor oriented, home designs tend to be more open and airy, with palladian windows, arches, gothic columns and covered lanais. In the Midwest, home design is more traditional.

     The construction of each home is supervised by a construction supervisor employed by the Company who reports to a Company-employed production manager. Every customer is introduced to their construction supervisor prior to commencement of home construction at a pre-construction "builder/buyer" conference. In addition to introducing the customer to their construction supervisor, the purpose of the "builder/buyer" conference is to review with the customer the home plans and all relevant construction details and to explain the construction process and schedule to the customer. Every customer is given a hard hat at the "builder/buyer" conference as an open invitation to visit the site at any time during the course of construction. The Company wants the customer to become involved and better understand the construction of their home and to see the quality being built into their home. All of this is part of the Company's philosophy to "put the customer first" and enhance the total home-building experience.

     All homes are constructed according to standardized designs and meet applicable Federal Housing Authority (the "FHA") and Veterans Administration (the "VA") requirements. To allow maximum design flexibility, the Company limits the use of pre-assembled building components and pre-fabricated structural assemblies. The efficiency of the building process is enhanced by the Company's use of standardized materials available from a variety of sources. The Company has, from time to time, experienced construction delays due to shortages of materials or subcontractors. Such construction delays may, in turn, delay the delivery of homes, thereby extending the period of time between the signing of a purchase contract with respect to a home and the receipt of revenue by the Company; however, the Company cannot predict the extent to which shortages of necessary materials or labor may occur in the future. The Company employs independent subcontractors for the installation of site improvements and the construction of its homes. Subcontractors are supervised by the Company's on-site construction supervisors. All subcontractor work is performed pursuant to written agreements with the Company. Such agreements are generally short-term, with terms from six to twelve months, provide for a fixed price for labor and materials and are structured so as to allow for price protection for the Company's Backlog. The Company seeks to build in large volume with a view toward reducing the per unit cost of the homes which it sells due to advantages achieved by lower unit prices paid to subcontractors for labor and materials.

MARKETS

     The Company's operations are organized into geographic regions in order to maximize management and operating efficiencies. Each geographic region comprises one or more operating divisions for a particular major metropolitan area. The Company's present divisional operating structure is as follows:




                                                                        Year
                                                                     Operations
          Region                      Division                        Commenced
          ------                      --------                        ---------

Ohio.....................  Columbus - Horizon                            1994
                           Columbus - Hallmark/Heritage/Regency          1976
                           Columbus - Showcase                           1988
                           Cincinnati                                    1988
Florida..................  Tampa   1981
                           Orlando 1984
                           Palm Beach County                             1984

Carolina.................  Charlotte                                     1985
                           Raleigh 1986
Indiana..................  Indianapolis                                  1988
Washington D. C..........  Virginia                                      1991
                           Maryland                                      1991



     A regional manager is responsible for and oversees all activities within the divisions contained in their region and the division manager is responsible for and oversees the activities within their particular division. Each division manager has one or more sales managers and production managers reporting to them. The sales manager supervises the sales consultants and the production manager supervises the construction supervisors.

     The home-building industry is highly competitive. The Company competes in each of the geographic areas in which it operates with numerous other home builders, ranging from small local to larger regional and national builders and developers. The Company continually evaluates its markets, focusing on key data such as population trends, job formation, income levels, housing demand and supply and home-building competition.

     Ohio Region. The Columbus market is a steady market with a stable and diverse employment base. The Company is the leading home builder in its core Columbus market based upon home closings, having built and delivered more single-family detached homes in the Columbus area than any other home builder during each of the last seven years. The Company seeks to maintain its leading position in this market by expanding its product offerings and the locations where it builds homes, while continuing to provide the high quality homes and superior customer service on which the Company's reputation has been built. The Company's success in Columbus has enabled the Company to expand into new markets which offer significant growth opportunities.

     The Cincinnati division was started in 1988. The Company believes Cincinnati's market is characterized by a stable economic environment and a diverse employment base. In 1994 and 1995, the Company introduced its more affordable Horizon product line in this market in order to compete more effectively for first time home buyers.

     Florida Region. The Company commenced operations in Tampa in 1981. The Tampa market continues to experience strong building permit activity after a decline that began in the late 1980s. This increase has been driven by increased jobs in the services, government and finance industries.

     The Company opened the Palm Beach Division in 1984 and recently introduced its Showcase product line in order to offer homes in more affluent areas of the County. With the introduction of the Showcase product line and new subdivisions opened in 1995, the Company believes it is well positioned in this market.

     The Orlando division opened in 1984. Orlando's economy is anchored by the service industry, representing approximately 33% of total employment. The Orlando market has traditionally experienced lower unemployment rates than both the state of Florida and the United States. Home builder competition remains strong and the Company competes heavily in the areas of price and location. In 1995, the Company introduced its upscale product line in this market in order to compete more effectively.

     Carolina Region. The Company entered Charlotte and Raleigh in 1985 and 1986, respectively. Charlotte continues to grow as a financial center, with Raleigh also attracting jobs as a leader in the research and development area. The Company believes that Charlotte and Raleigh both continue to attract well-educated, higher income level consumers.

     Indiana Region. The Company opened the Indianapolis division in 1988. The Indianapolis market is a growing market noted for an excellent transportation system and a relatively young population. In 1995, the Company introduced its Horizon product line in this market to offer more choices for first time home buyers. This division recorded a record number of New Contracts in 1995, primarily due to the strong performance of the Horizon product line.

     Washington, D.C. Region. The Washington, D.C. division was opened in late 1991. In 1994, operations were split into separate Maryland and Virginia divisions to more effectively manage this market. Current operations are primarily located in Fairfax, Prince William and Loudoun Counties in Virginia and Prince Georges, Montgomery and Anne Arundel Counties in Maryland. The Company has experienced tremendous success in its Willows subdivision near the Potomac River in Maryland. The Company will continue to focus on geographic, product and pricing niches.

PRODUCT LINES

     The Company, on a regional basis, offers up to eight distinct product lines, ranging in price from the low $80,000's to approximately $500,000 and ranging in square footage from approximately 1,100 to 4,000 square feet. Essentially, the difference among each of these products lines are the floor plans, square footage and price and availability of specific features and options. There are more than 200 different floor plans and elevations across all product lines. By offering a wide range of homes, the Company is able to attract first-time home buyers as well as move-up buyers.

     The Company offers a selective number of its product lines in its divisions outside of Columbus. However, in the Columbus market, which is the Company's largest market, the Company offers all of its eight distinct product lines. The price range and average square footage for these product lines are shown below:


        PRODUCT LINE                 PRICE RANGE          SQUARE FOOTAGE
    --------------------        ---------------------     --------------
      Horizon                   $ 80,000  -  $ 95,000         1,200
      Heritage                  $ 85,000  -  $110,000         1,400
      Hallmark                  $110,000  -  $145,000         2,000
      Regency                   $145,000  -  $185,000         2,450
      Showcase Signature        $165,000  -  $185,000         2,500
      Showcase Classic          $180,000  -  $210,000         2,600
      Hampsted                  $190,000  -  $310,000         2,600
      Showcase Estates          $210,000  and up              2,800



     In addition, the Company offers a line of attached townhomes in the Maryland and Virginia markets. These homes are marketed primarily to first-time buyers and range from 1,400 to 2,200 square feet of living space. These homes utilize wood frame construction and feature exteriors of aluminum with brick fronts.

     In all of the Company's lines of homes, certain options are available to the purchaser for an additional charge. Major options include fireplaces, additional bathrooms, and higher quality carpeting, cabinets and appliances. The options typically are more numerous and significant on the more expensive homes. In offering its various products, the Company attempts to maintain substantially the same ratio of revenue to costs and expenses for each of its product lines.

LAND DEVELOPMENT ACTIVITIES

     The Company's land development activities and land holdings have increased significantly in the past few years and the Company expects land holdings to remain at relatively high levels. However, the Company has always pursued and continues to pursue a land acquisition policy that it believes is more conservative than the policies of the other national home builders. The Company develops its own lots where it can gain a competitive advantage by doing so or where shortages of qualified land developers make it impractical to purchase the required lots from outside sources. The Company seeks to limit its investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to four years. Although the Company purchases land and engages in land development activities primarily for the purpose of furthering its own home-building activities, in certain markets, the Company has developed land with the intention of selling a portion of the lots to outside home builders.

     To limit its risk in connection with such development, the Company has primarily acquired land through the use of contingent purchase contracts. All such contracts require the internal approval of the Company's Land Committee. These contracts condition the Company's obligation to purchase land upon the Company's review and approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, levels of taxation, traffic patterns, development costs, title matters and other property-related criteria. In addition, careful attention is paid to the quality of the public school system. Only after this thorough evaluation has been completed does the Company make a commitment to purchase undeveloped land. To further reduce its risk in undertaking land development, the Company generally does not commence technical and engineering surveys or obtain subdivision and other required governmental permits and development approvals until all necessary zoning approvals are obtained.

     To diversify its investment in land, the Company occasionally enters into joint ventures, generally with other home builders. At December 31, 1995, the Company had interests varying from 33% to 50% in each of 18 joint ventures, three formed in 1995, three formed in 1994, four of which were formed in 1993, and eight formed prior to 1993. These joint ventures develop land into lots and, generally, the Company receives its percentage interest in the joint venture in the form of a distribution of developed lots. These joint ventures pay to the managing joint venture partner certain fees for accounting, administrative and construction supervision services performed by the managing partner in addition to its percentage interest as a partner in the profits of the joint venture. The Company currently is responsible for the management of seven of these 18 joint ventures. In most instances, these joint ventures are entirely equity financed.

     In developing lots and land, the Company is required by some municipalities and other governmental authorities to provide completion bonds for sewer, streets and other improvements. The Company generally provides letters of credit in lieu of these completion bonds. At December 31, 1995, $9.8 million of letters of credit were outstanding for these purposes, as well as $3.3 million of completion bonds.

AVAILABLE LOTS AND LAND

     The Company seeks to balance the economic risk of owning lots and land with the necessity of having lots available for its homes. At December 31, 1995, the Company had in inventory 2,137 developed lots and 649 lots under development. The Company also owned raw land expected to be developed into approximately 1,438 lots.

     In addition, at December 31, 1995, the Company's interest in lots held by its joint ventures consisted of 4 developed lots and 263 lots under development. The Company also owns interests in raw land held by its joint ventures zoned for 843 lots. It is anticipated that some of the lots owned by the Company and the joint ventures will be sold to others, including land held through its joint ventures.

     At December 31, 1995, the Company had options and purchase contracts, which expire over the next three years, to acquire approximately 5,769 lots, including developed lots and land to be developed into lots, with an aggregate current purchase price of approximately $145.8 million. Purchase of these properties is contingent upon satisfaction of certain requirements by the Company and the sellers, such as zoning approval. The majority of these lot purchase agreements provide for periodic escalation of the purchase price which, the Company believes, reflects the developers' carrying cost of the lots. The following table sets forth the Company's land position in lots (including the Company's interest in joint ventures) by region at December 31, 1995:


                                           OWNED LOTS
                                -----------------------------------
                                              Under          To Be       Lots to be
             Region             Developed  Development     Developed     Purchased     Total
       -------------------------------------------------------------------------------------
       Ohio and Indiana            933         585           1,428         2,812       5,758

        Florida                    929           -             258           831       2,018

        Carolina                   109         126             153         1,548       1,936

        Washington, D.C.           170         201             442           578       1,391
        ------------------------------------------------------------------------------------

        Total                    2,141         912           2,281         5,769      11,103
        ====================================================================================



REGULATION AND ENVIRONMENTAL MATTERS

     The home-building industry, including the Company, is subject to various local, state and federal (including FHA and VA) statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales and similar matters. Such regulation affects construction activities, including types of construction materials which may be used, certain aspects of building design, as well as sales activities and other dealings with consumers. The Company also must obtain certain licenses, permits and approvals from various governmental authorities for its development activities. In many areas, the Company is subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of houses within the boundaries of a particular locality. The Company seeks to reduce the risk from restrictive zoning and density requirements by the use of contingent land purchase contracts which require that the land to be purchased by the Company meet various requirements, including zoning.

     The Company may be subject to periodic delays or may be precluded entirely from developing projects due to building moratoriums, particularly in Florida. Generally, such moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific market areas or subdivisions. Moratoriums experienced by the Company have not been of long duration and have not had a material effect on the Company's business.

     Each of the states in which the Company operates has adopted a wide variety of environmental protection laws. These laws generally regulate developments of substantial size and which are in or near certain specified geographic areas. Furthermore, these laws impose requirements for development approvals which are more stringent than those which land developers would have to meet outside of these geographic areas.

     Increasingly stringent requirements may be imposed on home builders and developers in the future which may have a significant impact on the Company and the industry. Although the Company cannot predict the effect of these requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, the continued effectiveness of licenses or permits already granted or development approvals already obtained is dependent upon many factors, some of which are beyond the Company's control.

EMPLOYEES

     At December 31, 1995 the Company employed 712 people (including part-time employees), of which were 196 employed in sales, 284 in construction and 232 in management, administrative and clerical positions. The Company considers its employee relations to be excellent. No employees are represented by a collective bargaining agreement.


ITEM 2.  PROPERTIES

     The Company leases all of its offices, including the corporate and division locations. The Company currently leases a portion of its office space from M/I Office Development Company, an Ohio general partnership of which the Irving and Frankie Schottenstein Trust and the Melvin L. Schottenstein Marital Trust are partners. See "Item 13. Certain Relationships and Related Transactions."

     Due to the nature of the Company's business, a substantial amount of property is held as inventory in the ordinary course of business. See "Item 1. Business - Available Lots and Land."


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in routine litigation incidental to its business. Management does not believe that any of this litigation is material to the financial condition or the results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1995, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 6.    SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants during the two fiscal years ended December 31, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1996 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1996 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements of M/I Schottenstein Homes, Inc. and subsidiary have been incorporated herein by reference as set forth in Item 8 of Part II of this Annual Report on Form 10-K:

        Independent Auditors' Report

        Consolidated Balance Sheets - December 31, 1995 and 1994

        Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules.

        All schedules have been omitted because the required information is included in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.

    3.  Exhibits.

        The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K.

Exhibit Number                     Description
--------------                     -----------

     3.1 Amended and Restated Articles of Incorporation of the Company, hereby incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     3.2 Regulations of the Company, hereby incorporated by reference to Exhibit 3(l) of the Company's Registration Statement on Form S-1, Commission File No. 33-68564.

     3.3 Amendment to the Code of Regulations of the Company, hereby incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, Commission File No. 33-76518.

     4 Specimen of Stock Certificate, hereby incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-1, Commission File No. 33-68564.

Exhibit Number                     Description
--------------                     -----------

     10.1 Indenture between M/I Schottenstein Homes, Inc., a Delaware corporation (the "Predecessor") and Ameritrust Company National Association, as Trustee, including form of Subordinated Notes due December 1, 2001, hereby incorporated by reference to Exhibit 4(b) of the Predecessor's Registration Statement on Form S-4, Commission File No. 33-44914.

     10.2 Supplemental Indenture between the Predecessor and Ameritrust Company National Association, as Trustee, dated April 22, 1992, including form of Exchange Notes due December 1, 2001, hereby incorporated by reference to
                    Exhibit 4(a) of the Predecessor's Registration Statement on Form S-4, Commission File No. 33-44914.

     10.3 Supplemental Indenture between the Company and Society National Bank, successor by merger to Ameritrust Company National Association, as Trustee, dated November 8, 1993, hereby incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10.4 Exchange Agent Agreement between the Predecessor and Ameritrust Company National Association dated February 12, 1992, hereby incorporated by reference to Exhibit 10(a) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     10.5 Executive Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10(e) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

     10.6 Amendments to the Predecessor's Executive Deferred Compensation Plan dated March 29, 1991 and June 24, 1992, hereby incorporated by reference to Exhibit 19(a) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     10.7 The Predecessor's Amended and Restated 401(K) Profit Sharing Plan, consisting of a Savings Plan Adoption Agreement, Savings Plan and Savings Plan Trust, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     10.8 P.L. 1992 Limited Partnership Certificate and Agreement of Limited Partnership dated March 25, 1992, hereby incorporated by reference to Exhibit 10(vv) of the Predecessor's Registration Statement on Form S-4, Commission File No. 33-44914.

     10.9 Promissory Note issued by P.L. 1992 Limited Partnership to the Predecessor dated March 27, 1992, hereby incorporated by reference to Exhibit 10(ww) of the Predecessor's Registration Statement on Form S-4, Commission File No. 33-44914.

Exhibit Number                     Description
--------------                     -----------

     10.10 Promissory Note issued by P.L. 1992 Limited Partnership to the Company dated December 30, 1994, hereby incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     10.11 Master Lease Agreement between the Predecessor and M/I Office Development Company dated August 7, 1992, hereby incorporated by reference to Exhibit 19(c) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     10.12 First Amendment to Master Lease Agreement between the Predecessor and M/I Office Development Company dated September 9, 1992, hereby incorporated by reference to
                    Exhibit 19(b) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

     10.13 Second Amendment to Master Lease Agreement between the Predecessor and M/I Office Development Company dated October 30, 1992, hereby incorporated by reference to Exhibit 19(c) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

     10.14 Third Amendment to Master Lease Agreement between the Predecessor and M/I Office Development Company dated March 4, 1996. (Filed herewith.)

     10.15 Cascades 1992 Limited Partnership Certificate and Agreement of Limited Partnership dated July 20, 1992, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     10.16 Promissory Note issued by Cascades 1992 Limited Partnership to the Predecessor dated October 16, 1992, hereby incorporated by reference to Exhibit 10(dd) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     10.17 Promissory Note issued by Cascades 1992 Limited Partnership to the Company dated December 30, 1994, hereby incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     10.18 Promissory Note issued by Cascades 1992 Limited Partnership to the Company dated December 30, 1995. (Filed herewith.)

Exhibit Number                     Description
--------------                     -----------

     10.19 Revolving Credit Loan, Seasonal Loan and Standby Letter of Credit Agreement by and among the Company, Bank One, Columbus, N.A.; The Huntington National Bank; NBD Bank, N.A.; National City Bank, Columbus and Bank One, Columbus, N.A., as agent for the banks, dated June 8, 1994, hereby incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     10.20 Amendment No. 1 to Revolving Credit Loan, Seasonal Loan and Standby Letter of Credit Agreement by and among the Company; Bank One, Columbus, N.A.; The Huntington National Bank; NBD Bank, N.A.; National City Bank, Columbus and Bank One, Columbus, N.A., as agent for the banks, dated September 19, 1994, hereby incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

     10.21 Amendment No. 2 to Revolving Credit Loan, Seasonal Loan and Standby Letter of Credit Agreement by and among the Company; Bank One, Columbus, N.A.; The Huntington National Bank; NBD Bank, N.A.; National City Bank, Columbus and Bank One, Columbus, N.A., as agent for the banks, dated March 29, 1995, hereby incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     10.22 Revolving credit loan, seasonal loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The Huntington National Bank; NBD Bank; National City Bank, Columbus; The First National Bank of Boston and Bank One, Columbus, N.A., as agent for the banks, dated September 29, 1995, hereby incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995.

     10.23 Promissory Note by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     10.24 Revolving Credit Agreement by and among the Company; M/I Financial Corp. and Bank One, Columbus, N.A., dated August 10, 1994, hereby incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     10.25 Revolving Credit Agreement by and among the Company; M/I Financial Corp. and Bank One, Columbus, N.S. dated August 7, 1995, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

Exhibit Number                     Description
--------------                     -----------

     10.26 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission File No. 33-76518.

     10.27 Melvin and Irving Schottenstein Family Agreement by and among the Predecessor, the Company and its then shareholders of record dated October 7, 1993, hereby incorporated by reference to Exhibit 10(ww) of the Company's Registration Statement on Form S-1, Commission File No. 33-68564.

     10.28 Company's 1994 President and Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.55 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10.29 Company's 1994 Corporate Executive Vice President Bonus Program, hereby incorporated by reference to Exhibit 10.56 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10.30 Company's Amended 1994 Corporate Executive Vice President Bonus Program, hereby incorporated by reference to Exhibit
                    10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     10.31 Company's 1994 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to
                    Exhibit 10.57 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10.32 Company's 1994 Senior Vice President and Treasurer Bonus Program, hereby incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10.33 Company's 1994 Senior Vice President/General Counsel Bonus Program, hereby incorporated by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

     10.34 Company's 1994 Senior Vice President/Regional Manager Bonus Program, hereby incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10.35 Company's 1994 Division Manager Bonus Program, hereby incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

Exhibit Number                     Description
--------------                     -----------

     10.36 Consulting and Separation Agreement between the Company and Eric J. Schottenstein, dated January 5, 1994, hereby incorporated by reference to Exhibit 10.61 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10.37 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     10.38 Company's 1995 President and Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.68 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     10.39 Company's 1995 Corporate Executive Vice President Bonus Program, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.40 Company's 1995 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to
                    Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.41 Company's 1995 Senior Vice President and General Counsel Bonus Program, hereby incorporated by reference to Exhibit
                    10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.42 Company's 1995 Senior Vice President and Treasurer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     10.43 Company's 1995 Senior Vice President/Regional Manager Bonus Program, hereby incorporated by reference to Exhibit 10.69 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     10.44 Company's 1995 Division Manager Bonus Program, hereby incorporated by reference to Exhibit 10.70 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     10.45 Company's 1996 President and Chief Executive Officer Bonus Program. (Filed herewith.)

     10.46 Company's 1996 Corporate Executive Vice President Bonus Program. (Filed herewith.)

Exhibit Number                     Description
--------------                     -----------

     10.47 Company's 1996 Senior Vice President and Chief Financial Officer Bonus Program. (Filed herewith.)

     10.48 Company's 1996 Senior vice President and General Counsel Bonus Program. (Filed herewith.)

     10.49 Company's 1996 Senior Vice President and Treasurer Bonus Program. (Filed herewith.)

     10.50 Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     10.51 Limited Liability Company Agreement of Northeast Office Venture, Limited Liability Company dated November 17, 1995. (Filed herewith.)

     10.52 Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated November 17, 1995. (Filed herewith.)

     13 Annual Report to Shareholders for the year ended December 31, 1995. (Filed herewith.)

     21             Subsidiaries of Company, hereby incorporated by reference to
                    Exhibit 21 of the Company's Registration Statement of Form S-1, Commission File No. 33-68564.

     23             Consent of Deloitte & Touche LLP. (Filed herewith.)

     24             Powers of Attorney. (Filed herewith.)

---------------

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  See Item 14(a)(3).

     (d)  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 29th day of March, 1996.

                                       M/I SCHOTTENSTEIN HOMES, INC.
                                         (Registrant)

                                       By: /s/  IRVING E. SCHOTTENSTEIN
                                           -------------------------------------
                                           Irving E. Schottenstein
                                           Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th of March, 1996.

                NAME AND TITLE                                NAME AND TITLE
                --------------                                --------------
/s/  IRVING E. SCHOTTENSTEIN                          /s/  KERRII B. ANDERSON
--------------------------------------------          ---------------------------------------------
Irving E. Schottenstein                               Kerrii B. Anderson
Chairman of the Board, President and                  Senior Vice President, Chief Financial
Chief Executive Officer                               Officer and Assistant Secretary
(Principal Executive Officer)                         (Principal Financial and Accounting Officer)


FRIEDRICH  K. M. BOHM*                                JOHN B. GERLACH*
--------------------------------------------          ---------------------------------------------
Friedrich K. M. Bohm                                  John B. Gerlach
Director                                              Director


HOLLY S. KASTAN*                                      ERIC J. SCHOTTENSTEIN*
--------------------------------------------          ---------------------------------------------
Holly S. Kastan                                       Eric J. Schottenstein
Director                                              Director


LENORE G. SCHOTTENSTEIN*                              ROBERT H. SCHOTTENSTEIN*
--------------------------------------------          ---------------------------------------------
Lenore G. Schottenstein                               Robert H. Schottenstein
Director                                              Director


STEVEN SCHOTTENSTEIN*                                 LEWIS R. SMOOT, SR.*
--------------------------------------------          ---------------------------------------------
Steven Schottenstein                                  Lewis R. Smoot, Sr.
Director                                              Director

* The above-named Directors of the Registrant execute this report by Irving E. Schottenstein and Kerrii B. Anderson, their Attorneys-in-Fact, pursuant to powers of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission as Exhibit 24 to the report.



                                  By: /s/  IRVING E. SCHOTTENSTEIN
                                      -----------------------------------------
                                      Irving E. Schottenstein, Attorney-in-Fact


                                  By: /s/  KERRII B. ANDERSON
                                      -----------------------------------------
                                      Kerrii B. Anderson, Attorney-in-Fact