Form 10-Q
period 1996-03-31
M I SCHOTTENSTEIN HOMES INC
filed 1996-05-13
CIK 799292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended  March 31, 1996

                                       OR

       [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _____ to _____

       Commission file number  33-44914, 33-68564

                         M/I SCHOTTENSTEIN HOMES, INC.
            (Exact name of registrant as specified in its charter)


                   Ohio                                      31-1210837
                   ----                                      ----------
         (State of incorporation)                  (I.R.S. Employer Identification No.)

41 S. High Street, Suite 2410, Columbus, Ohio                  43215
- ---------------------------------------------                  -----
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

           Common stock, par value $.01 per share: 8,800,000 shares
                        outstanding as of May 10, 1996

                         M/I SCHOTTENSTEIN HOMES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                     PAGE
PART I.        FINANCIAL INFORMATION                                                                NUMBER
               Item 1.    Financial Statements

                          Consolidated Balance Sheets
                          March 31, 1996 and
                          December 31, 1995                                                            3

                          Consolidated Statements of Income
                          for the Three Months Ended
                          March 31, 1996 and 1995                                                      4

                          Consolidated Statements of Cash Flows
                          for the Three Months Ended
                          March 31, 1996 and 1995                                                      5

                          Notes to Interim Consolidated Unaudited
                          Financial Statements                                                         6

               Item 2.    Management's Discussion and Analysis
                          of Results of Operations and Financial
                          Condition                                                                    8

PART II.       OTHER INFORMATION

               Item 5.    Other Information                                                           16

               Item 6.    Exhibits and Reports on Form 8-K                                            16

Signatures                                                                                            17

Exhibit Index                                                                                         18

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

- ------------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31             December 31
(Dollars in thousands)                                                            1996                  1995
- ------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
ASSETS
Cash, including cash in escrow                                                  $  8,356              $  8,136
Receivables                                                                       17,963                23,612
Inventories:
     Single-family lots, land and land development costs                         117,291               120,806
     Houses under construction                                                   107,208                86,110
     Model homes and furnishings (less accumulated depreciation:
         March 31, 1996 - $837;
         December 31, 1995 -  $823)                                               20,316                20,971
     Land purchase deposits                                                          426                   381
Office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
     March 31, 1996 - $6,405;
     December 31, 1995 - $6,106)                                                   2,103                 2,392
Investment in unconsolidated joint ventures and limited partnerships              11,052                11,641
Other assets                                                                       7,305                 7,094
- ------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $292,020              $281,143
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable banks-home-building operations                                    $103,500              $ 87,000
Note payable bank-financial operations                                             8,380                15,200
Mortgage notes payable                                                               251                   349
Subordinated notes                                                                24,513                24,513
Accounts payable                                                                  34,548                29,219
Accrued compensation                                                               1,853                 7,336
Income taxes payable                                                                 464                 2,771
Accrued interest, warranty and other                                               9,789                 9,787
Customer deposits                                                                  7,903                 5,472
- ------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                            191,201              181,647
- ------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
- ------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                  -                     -
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued and outstanding - 8,800,000 shares                                        88                    88
Additional paid-in capital                                                        50,573                50,573
Retained earnings                                                                 50,158                48,835
- ------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  100,819                99,496
- ------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $292,020              $281,143
==================================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

- ---------------------------------------------------------------------------------------------------------------
                                                                                        Three-Months Ended
                                                                                             March 31
(Dollars in thousands, except per share information)                               1996                  1995
- ---------------------------------------------------------------------------------------------------------------
Revenue                                                                         $  95,858             $  95,576
- ---------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Land and housing                                                              76,955                78,687
     General and administrative                                                     5,959                 5,453
     Selling                                                                        7,795                 6,977
     Interest                                                                       2,931                 3,049
- ---------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                           93,640                94,166
- ---------------------------------------------------------------------------------------------------------------

Income before income taxes                                                          2,218                 1,410
- ---------------------------------------------------------------------------------------------------------------

Income taxes:
     Current                                                                          308                   613
     Deferred                                                                         587                   (45)
- ---------------------------------------------------------------------------------------------------------------

Total income taxes                                                                    895                   568
- ---------------------------------------------------------------------------------------------------------------

Net income                                                                      $   1,323               $   842
===============================================================================================================
Net income per common share                                                     $    0.15               $  0.10
===============================================================================================================

Weighted average common shares outstanding                                      8,800,000             8,800,000
===============================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------
                                                                                     Three-Months Ended March 31
(Dollars in thousands)                                                                  1996              1995
- -----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $  1,323          $     842
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Depreciation and amortization                                                       386                425
      Deferred income taxes (credit)                                                      587                (45)
      Decrease in receivables                                                           5,649              5,281
      Increase in inventories                                                         (15,225)           (16,743)
      Decrease (increase) in other assets                                                (843)               298
      Increase in accounts payable                                                      5,329              2,410
      Decrease in income taxes payable                                                 (2,307)              (451)
      Decrease in accrued liabilities                                                  (5,481)            (1,627)
      Equity in undistributed loss (income) of
         unconsolidated joint ventures and limited partnerships                           (32)                 3
- -----------------------------------------------------------------------------------------------------------------

         Net cash used by operating activities                                        (10,614)           ( 9,607)
- -----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                                           (83)              (172)
   Proceeds from property disposals                                                        45                  8
   Investment in unconsolidated joint ventures                                         (1,470)            (2,773)
   Distributions from unconsolidated joint ventures
      and limited partnerships                                                            329                204
- -----------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                         (1,179)            (2,733)
- -----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Cash proceeds from borrowings                                                    58,486             61,885
      Principal repayments                                                            (48,806)           (55,250)
   Principal repayments of mortgage notes payable                                         (98)              (145)
   Net increase in customer deposits                                                    2,431              1,652
- -----------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                     12,013              8,142
- -----------------------------------------------------------------------------------------------------------------

         Net Increase (decrease) in cash                                                  220             (4,198)
         Cash balance at beginning of year                                              8,136             14,059
- -----------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                               $  8,356          $   9,861
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                           $  2,214          $    (241)
      Income taxes                                                                   $  2,630          $     769

NON-CASH TRANSACTIONS DURING THE YEAR:
   Land acquired with mortgage notes payable                                         $      -          $     374
   Single-family lots distributed from unconsolidated joint ventures                 $  1,762          $   1,282
=================================================================================================================

See Notes to Interim Consolidated Unaudited Financial Statements.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

          NOTES TO INTERIM CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

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

NOTE 2.      AMENDED LOAN AGREEMENTS

   On May 7, 1996, the Company amended its bank loan agreement. The amended loan agreement provides for interest on borrowings to be at the banks' prime rates or, at the Company's option, LIBOR plus a margin of between 1.75% and 2.5% based on the Company's ratio of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to consolidated interest incurred (as defined in such amendment). The amended loan agreement contains an additional restrictive covenant which requires the Company to maintain a minimum ratio of EBITDA to consolidated interest incurred. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

   In addition, on May 7, 1996, M/I Financial amended its bank loan agreement. The amended loan agreement provides for interest on borrowings to be at the banks' prime rate less 0.25%. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

4NOTE 3.      INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three months ended March 31, 1996 and 1995 is as follows:

                                                                                   Three Months ended March 31,
(Dollars in Thousands)                                                                1996              1995
- ------------------------------------------------------------------------------------------------------------------
Interest capitalized, beginning of year                                            $ 7,560          $  7,322
Interest incurred                                                                    3,019             3,425
Interest expensed                                                                    2,931             3,049
- ------------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period                                                $ 7,648          $  7,698
==================================================================================================================

NOTE 4.      IMPACT OF ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 amends the impairment provisions of the existing accounting literature which required the Company's home-building inventories to be carried at the lower of cost or net realizable value. Under the new provisions, if the Company's home-building inventories are determined to be impaired, the impairment loss is measured based upon the difference between the fair value of the asset and its carrying amount.

   The Company adopted SFAS 121 during the first quarter of 1996. Based on the Company's analysis of its home-building inventories, none were found to be impaired and therefore, the implementation of this statement had no impact on the financial condition or results of operations of the Company.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company adopted during the first quarter of 1996. Under SFAS 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " but would be required to disclose in a note to the annual financial statements pro forma net income and earnings per share, as if the Company had applied the new method of accounting. The Company has determined that it will not adopt the expense recognition provisions of this standard; therefore, the new standard had no effect on the Company's financial condition or results of operations.

NOTE 5.      CONTINGENCIES

   At March 31, 1996, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $153.1 million.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
                                FORM 10-Q PART I
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

CONSOLIDATED

         Total Revenue. Total revenue for the three-months ended March 31, 1996 were $95.9 million, a slight increase over the $95.6 million recorded for the comparable period of 1995. Increases in housing revenue of approximately $1.5 million and other revenue of approximately $800,000 were partially offset by a $2.0 million decrease in land revenue. The increase in housing revenue was attributable to an increase in the average sales price of homes delivered as the Company actually delivered two less homes for the first quarter of 1996 as compared to the prior year. The increase in other income is primarily attributable to M/I Financial where the number of loans originated increased and the gains recognized from the sale of loans was also significantly higher in the current year. The decrease in land revenue was primarily due to a significant decrease in the number of lots sold during the first quarter of 1996 in comparison to the first quarter of 1995.

         Income Before Income Taxes. Income before income taxes for the first quarter of 1996 increased 57.3% from the comparable period of 1995. Income before income taxes reached $2.2 million, a new record for the Company's first quarter. The increase in income before income taxes primarily related to M/I Financial, where income before income taxes increased from $350,000 to $1.0 million. This increase was primarily due to the significant increase in income from the sale of servicing and marketing gains due to the favorable interest rate environment during the last half of 1995 and the first quarter of 1996.

HOME-BUILDING SEGMENT

The following table sets forth certain information related to the Company's home-building segment:

                                                                                      Three Months Ended March 31,

(Dollars in thousands)                                                                     1996            1995
- --------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing Sales                                                                        $92,893         $91,434
   Land and Lot Sales                                                                     1,105           3,054
   Other Income                                                                             203              80
- --------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                           $94,201         $94,568
====================================================================================================================
Revenue:
   Housing Sales                                                                           98.6 %          96.7%
   Land and Lot Sales                                                                       1.2             3.2
   Other Income                                                                             0.2             0.1
- --------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                             100.0           100.0
Land and Housing Costs                                                                     82.1            83.5
- --------------------------------------------------------------------------------------------------------------------
   Gross Margin                                                                            17.9            16.5
General and Administrative Expenses                                                         3.2             3.1
Selling Expenses                                                                            8.3             7.4
- --------------------------------------------------------------------------------------------------------------------
   Operating Income                                                                         6.4             6.0
====================================================================================================================

Unit Data:
   New Contracts                                                                            956             743
   Homes Delivered                                                                          547             549
   Backlog at end of period                                                               1,830           1,451
Average sales price of homes in backlog                                                  $173.0          $175.2
Aggregate sales value of homes in backlog                                              $316,511        $254,279
Number of active subdivisions                                                               150             140
====================================================================================================================


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

"Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first three months of 1996, the Company delivered 547 homes, most of which were homes under contract in Backlog at December 31, 1995. Of the 1,421 contracts in Backlog at December 31, 1995, 10.3% have been canceled as of March 31, 1996. For homes in Backlog at December 31, 1994, 11.3% had been canceled as of March 31, 1995. For the homes in Backlog at December 31, 1994, the final cancellation percentage was 15.6%.

         Total Revenue. Total revenue for the three months ended March 31, 1996 was down slightly in relation to the comparable period in 1995. A significant decline in land revenue was offset by a 1.6% increase in housing revenue. The decrease in land revenue was primarily attributable to the Maryland division. The Maryland division had significant lot sales to outside home-builders from its Willows land development project in the three months ended March 31, 1995 which did not occur in the current year. The Company is developing additional sections of this project and has entered into contracts to sell a portion of the lots developed to these same builders. The increase in housing revenue was due to a 2.0% increase in the average sales price of Homes Delivered. The increase in the average sales price of Homes Delivered was due to the Orlando, Charlotte and Palm Beach County markets. In 1995, the Company introduced a more upscale product line in the Orlando market in order to compete more effectively in this segment of the market. As more of these higher-priced homes have begun to close, the average sales price of Homes Delivered has increased. The increase in the average sales price of Homes Delivered in both the Charlotte and Palm Beach County divisions was due to the Company beginning to close homes in new subdivisions in more upscale areas of these markets.

         During the three months ended March 31, 1996, the Company delivered 547 homes, two fewer than it delivered during the comparable period of 1995. The number of Homes Delivered in the Columbus market actually declined 17.3% from the first quarter of 1995 to the first quarter of 1996 due to unusually severe winter weather conditions in this market which caused construction delays. This decline was offset by increases in the majority of the Company's other divisions.

         Home Sales and Backlog. The Company recorded a 28.7% increase in the number of New Contracts recorded in the first quarter of 1996 as compared to the corresponding period of 1995. The number of New Contracts recorded in the current year was higher in all of the Company's regions, led by the Ohio and Indiana Region where the number of New Contracts recorded increased 41.0%. The Company believes the increase in the number of New Contracts recorded is primarily attributable to the more favorable interest rate environment in the current year as compared to the first quarter of 1995. The introduction of the Company's lower priced Horizon product line into several new markets during 1995 also had a positive impact on the number of New Contracts recorded for the current quarter. The number of New Contracts recorded in future periods will be dependent on future economic conditions, consumer confidence and interest rates available to potential home buyers.

         At March 31, 1996, the total sales value of the Company's Backlog of 1,830 homes was approximately $316.5 million, representing a 24.5% increase in sales value and a 26.1% increase in units from the levels reported at March 31, 1995. The average sales price of homes in Backlog decreased 1.3% from March 31, 1995 to March 31, 1996. This decline was primarily due to the introduction of the Company's lower priced Horizon product line into several other markets in 1995. The decrease in the average sales price of homes in Backlog was partially offset by increases in the Columbus, Charlotte and Raleigh divisions where the Company is building in more upscale subdivisions and in the Orlando market where the Company introduced one of its more upscale product lines in 1995 in order to compete more effectively in this market.

         Gross Margin. The overall gross margin for the home-building segment was 17.9% for the three-month period ended March 31, 1996 compared to 16.5% for the three-month period ended March 31, 1995. This increase was primarily due to the increased emphasis placed on improving margins during 1995. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can command higher margins. Gross margins during the first quarter of 1996 were also higher due to the national accounts program which the Company has expanded significantly in the past year. The Company has been able to lower costs on many of the components used in building its homes through volume discounts and other negotiated price reductions from its suppliers. The Company's ability to maintain the levels of margins obtained during the first quarter of 1996 are dependent on a number of factors, some of which are beyond the Company's control. Due to the increased level of sales during the last quarter of 1995 and the first quarter of 1996, some of the Company's divisions are beginning to experience shortages of qualified subcontractors in certain construction trades. This could negatively impact gross margins by requiring the Company to pay premiums to expedite construction work or delaying construction, thus delaying revenue recognition and increasing carrying costs.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue increased from 3.1% for the three months ended March 31, 1995 to 3.2% for the three months ended March 31, 1996. This increase was primarily attributable to the increase in real estate tax expense and homeowners association dues. These expenses increased in the current year as the Company's investment in developed lots and raw land awaiting development increased over prior year balances.

         Selling Expenses. Selling Expenses as a percentage of total revenue increased from 7.4% for the three months ended March 31, 1995 to 8.3% for the three months ended March 31, 1996. This increase was primarily due to increases in sales commissions paid, to both internal salespeople and outside Realtors. Expenses related to model homes were also higher in the current year due to an increase in the number of model homes, as well as an increase in the number of model homes that have been sold and are being leased back to the Company. The Company uses model sale/leasebacks to reduce its investment in model homes and thus its interest expense; however, by doing so, selling expenses are increased by the rental expense incurred under these leases.

FINANCIAL SERVICES SEGMENT

The following table sets forth certain information related to the Company's financial services segment:

                                                                                       Three Months Ended March 31,
(Dollars in thousands)                                                                     1996           1995
- --------------------------------------------------------------------------------------------------------------------
Number of Loans Originated                                                                  408            336
Revenue:
   Loan Origination Fees                                                                 $  486          $ 390
   Sale of Servicing and Marketing Gains                                                  1,080            551
   Other                                                                                    505            381
- --------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                             2,071          1,322
- --------------------------------------------------------------------------------------------------------------------

General and Administrative Expenses                                                       1,051            950
- --------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         $1,020         $  372
====================================================================================================================

         Total Revenue. Total revenue for the three months ended March 31, 1996 was $2.1 million, a 56.7% increase over the $1.3 million recorded for the comparable period of the prior year. Loan origination fees increased 24.6% from the first quarter of 1995 to the first quarter of 1996, primarily due to the 21.4% increase in the number of loans originated as well as a 9.2% increase in the average loan amount. The increase in the number of loans originated was due to an increase in the percentage of the parent company's home sales which were financed through M/I Financial.

         Revenue from sale of servicing and marketing gains nearly doubled from $551,000 for the three months ended March 31, 1995 to $1.1 million for the three months ended March 31, 1996. This increase was primarily due to the falling interest rate environment during the last part of 1995 which increased marketing gains on loans that closed during the first quarter of 1996. During the second half of 1995, M/I Financial began using hedging methods whereby it has the option, but is not required, to complete the hedging transaction. This allowed the Company to record significant servicing and marketing gains during the period of falling interest rates while limiting its risk of loss from a rising interest rate market. Revenue from the sale of servicing and marketing gains were also higher due to the increased volume of loans closed and sold during the three months ended March 31, 1996 as compared to the comparable period of 1995.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1996 were $1.1 million, a 10.6% increase over the comparable period of the prior year. This increase was primarily attributable to personnel and other variable expenses which increased due to the significantly higher volume of loans processed during the current year.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the three months ended March 31, 1996 totaled $1.9 million, or 2.0% of total revenue, a 20.2% increase from the $1.6 million. or 1.7% of total revenue recorded for the comparable period of the prior year. This increase is primarily due to higher amounts recorded for certain employee related expenses in the current year. These expenses are generally based on pre-tax net income of the Company which increased significantly in the current quarter.

         Interest Expense. Corporate and home-building interest expense for the first quarter of 1996 totaled $2.9 million, a 3.9% decrease from the $3.0 million recorded for the comparable period of the prior year. Interest expense was lower in the current year due to the decreases in the weighted average interest rate and the average borrowings outstanding which was partially offset by the decrease in the net amount of interest capitalized during the first quarter of 1996 as compared to the first quarter of 1995.

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

         At March 31, 1996 the Company had bank borrowings outstanding of $103.5 million under its loan agreement relating to its home-building operations which permits aggregate borrowings not to exceed the lesser of:
$166.0 million in revolving credit loans, including $30.0 million of seasonal loans which are available from March 1st through December 31st during each year of the agreement and $25.0 million, including $4.0 million for joint ventures in which the Company is a partner, in the form of letters of credit; or the Company's borrowing base which is calculated based on specified percentages of certain types of assets held by the Company as of each month end. The loan agreement matures September 30, 2000, at which time the unpaid balance of the revolving credit loans outstanding shall be due and payable. Under the terms of the loan agreement, the banks make an annual determination as to whether or not to extend the maturity date of the commitments by one year. At March 31, 1996, borrowings under the loan agreement were at the banks' prime rate and were primarily unsecured. The loan agreement contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts and to maintain certain financial ratios. The loan agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, on dividends that may be paid and on the aggregate cost of certain types of inventory the Company can hold at any one time.

         On May 7, 1996, the Company amended its bank loan agreement. The amended loan agreement provides for interest on borrowings to be at the banks' prime rates or, at the Company's option, LIBOR plus a margin of between 1.75% and 2.5% based on the Company's ratio of EBITDA to consolidated interest incurred (as defined in such amendment). The amended loan agreement contains an additional restrictive covenant which requires the Company to maintain a minimum ratio of EBITDA to consolidated interest incurred. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

         An additional $8.4 million was outstanding as of March 31, 1996 under the M/I Financial loan agreement, which permitted borrowings of $25.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. This agreement limits the borrowings to 95% of the aggregate face amount of the mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. At March 31, 1996, borrowings under this agreement were at the bank's prime rate and were unsecured. The M/I Financial Loan Agreement terminates on July 19, 1996 and the unpaid balance of such loans are payable on this date.

         On May 7, 1996, M/I Financial amended its bank loan agreement. The amended loan agreement provides for interest on borrowings to be a the banks' prime rate less 0.25%. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

         At March 31, 1996, the Company had $70.6 million of unused borrowing availability under its loan agreements. At March 31, 1996, the Company had the right to borrow up to $182.5 million under its credit facilities, including $30.0 million of seasonal loans, available from March 1st through December 31 during each year of the loan agreement, and $16.5 million under the M/I Financial Loan Agreement (95% of the aggregate face amount of eligible mortgage loans). The Company may increase its borrowings under such agreements or otherwise.

         In addition, there were outstanding 14% Subordinated Notes in the principal amount of $24.5 million at March 31, 1996. Annual sinking fund payments for the Subordinated Notes of approximately $3.7 million commence December 1, 1997 with the remaining balance due at maturity on December 1, 2001. The Notes are redeemable in whole or in part at the option of the Company on or after December 1, 1996 at 106% of the principal amount until December 1, 1997 and declining 1 1/2% annually through 2000. At March 31, 1996, mortgage notes payable outstanding were $251,000 secured by lots and land with a recorded book value of $827,000. The Company also had approximately $20.7 million of completion bonds and letters of credit outstanding at March 31, 1996.

         The $9.7 million increase in notes payable to banks from December 31, 1995 to March 31, 1996 reflects increased borrowings primarily attributable to the seasonal increase in homes under construction and a slight increase in single-family lots, land and land development costs. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots and as its investment in houses under construction increases due to the higher backlog.

         Net income from housing and lot and land sales are the Company's primary sources of net cash provided by operating activities. Net cash used by operating activities in the three months ended March 31, 1996 was $10.6 million compared to $9.6 million for the comparable period of the prior year. The increase in net cash used by operating activities was primarily due to larger decreases in income taxes payable and accrued liabilities partially offset by a larger increase in accounts payable.

         The Company has reached agreement with certain unrelated parties for the development and occupancy of an approximately 85,000 square foot building. The four current office locations in Columbus, Ohio will be consolidated into one building in an effort to improve operating efficiencies. The building will be built, owned and operated, by a limited liability company in which the Company has invested $1.1 million and holds a 1/3 interest (the "LLC"). The building will be financed primarily through borrowings of the LLC. The LLC has obtained financing for the construction of the building and also has obtained commitments for the permanent financing. The construction financing has been jointly and severally guaranteed by the members of the LLC. The Company has entered into a long-term operating lease for the premises with the LLC. Construction of the building has commenced and is expected to be completed by the third quarter of 1996. The Company believes that any commitments arising from this transaction would not significantly affect its liquidity or capital resources.

         Over the past several years, the Company's land development activities and land holdings have increased significantly and the Company expects this trend to continue into the foreseeable future. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or other competing homebuilders. This is particularly true for the Company's Horizon product line where, due to the price points the Company targets, lots are generally not available from third party developers at economically feasible prices. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy the Company's demand for lots in the most cost effective manner.

         In 1994, the Company entered into a land purchase contract which required a greater investment than the Company normally commits and could significantly impact the Company's liquidity. On January 31, 1994, the Company closed on the first phase of a six phase land purchase contract in the Washington, D.C. market. This first phase was purchased for $6.6 million and was developed into 106 single family and townhouse lots. Based on the demand for lots in this area and the strong sales in the first phase of this development, the Company purchased the second phase of this development through a series of three closings in May, June and July of 1995 and expects to purchase the third phase in the third quarter of 1996. The total purchase price for the second phase was approximately $6.4 million and this section was developed into 122 single-family and townhouse lots. The Company sold a portion of the developed lots from the first phase to outside homebuilders and has entered into similar contracts to sell a portion of the lots in the second phase to outside homebuilders. The Company has an option to purchase each of the remaining phases. If the Company purchases all six phases, the total purchase price will be approximately $38.9 million and the land will be developed into approximately 710 lots.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital. The Company believes that its currently available financial resources are sufficient to meet its current and near-term capital requirements.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rates on the Company's outstanding debt for the three months ended March 31, 1996 was 10.0% as compared to 10.2% for the three months ended March 31, 1995.

         In conjunction with its mortgage banking operations, the Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, the Company generally has been able to raise prices by amounts at least equal to its cost increases and, accordingly, has not experienced any detrimental effect from inflation. Where the Company develops lots for its own use, inflation may increase the Company's profits because land costs are fixed well in advance of sales efforts. The Company is generally able to maintain costs with subcontractors from the date a home sales contract is accepted; however, in certain situations, unanticipated costs may occur between the time a sales contract is executed and the time a home is constructed, which results in lower gross profit margins.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive and governmental factors affecting the Company's markets, prices and other facets of its operations. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a further discussion of these and other risks and uncertainties applicable to the Company's business.

PART II - OTHER INFORMATION

ITEM   5.  OTHER INFORMATION

         On May 8, 1996, the Company announced that Robert H. Schottenstein has been named President and Steven Schottenstein has been named Senior Executive Vice President. Irving E. Schottenstein will continue to serve as Chairman of the Board and Chief Executive Officer. In addition, the Company has established an Office of the Chairman consisting of Irving E. Schottenstein, Robert H. Schottenstein and Steven Schottenstein. The Office of the Chairman will formulate and review key policy of the Company.

ITEM   6.  EXHIBITS AND REPORTS ON FORM 8-K

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

 EXHIBIT
 NUMBER                                    DESCRIPTION
   10.1               First Amendment to restated revolving credit loan,
                      seasonal loan and standby letter of credit agreement by
                      and among the Company, Bank One, Columbus, N.A.; The
                      Huntington National Bank; The First National Bank of
                      Chicago; National City Bank of Columbus; The First
                      National Bank of Boston and Bank One, Columbus, N.A. as
                      agent for the banks, dated May 7, 1996.

   10.2 First Amendment to revolving credit agreement by and among the Company, M/I Financial Corp. and Bank One, Columbus,
                      N.A., dated May 7, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       M/I Schottenstein Homes, Inc.
                                                     (Registrant)


Date:  May 10, 1996                    by:      /s/ Irving E. Schottenstein
           --                                   ---------------------------
                                                Irving E. Schottenstein
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Date:  May 10, 1996                    by:      /s/ Kerrii B. Anderson
           --                                   ----------------------
                                                Kerrii B. Anderson
                                                Senior Vice President,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                       DESCRIPTION                                       PAGE NO.
   10.1                  First Amendment to restated revolving credit loan,
                         seasonal loan and standby letter of credit agreement by
                         and among the Company, Bank One, Columbus, N.A.; The
                         Huntington National Bank; The First National Bank of
                         Chicago; National City Bank of Columbus; The First
                         National Bank of Boston and Bank One, Columbus, N.A. as
                         agent for the banks, dated May 7, 1996.

   10.2 First Amendment to revolving credit agreement by and among the Company, M/I Financial Corp. and Bank One,
                         Columbus,  N.A.,  dated May 7, 1996.