Form 10-Q
period 1996-06-30
M I SCHOTTENSTEIN HOMES INC
filed 1996-08-13
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

            Common stock, par value $.01 per share: 8,800,000 shares
                        outstanding as of August 12, 1996

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
PART I.   FINANCIAL INFORMATION                                          NUMBER

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1996 and
                    December 31, 1995                                      3

                    Consolidated Statements of Income
                    for the Three Months and Six Months Ended
                    June 30, 1996 and 1995                                 4

                    Consolidated Statements of Cash Flows
                    for the Six Months Ended
                    June 30, 1996 and 1995                                 5

                    Notes to Interim Unaudited Consolidated Financial
                    Statements                                             6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                             8

PART II.  Other Information

          Item 4.   Submission of Matters to a Vote of Security
                    Holders                                               16

          Item 6.   Exhibits and Reports on Form 8-K                      16

Signatures                                                                17

Exhibit Index                                                             18

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

- ------------------------------------------------------------------------------------------------------------

                                                                                 JUNE 30         December 31
(Dollars in thousands)                                                            1996               1995
- ------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
ASSETS

Cash, including cash in escrow                                                  $ 11,923          $  8,136
Receivables                                                                       22,503            23,612
Inventories:
     Single-family lots, land and land development costs                         104,756           120,806
     Houses under construction                                                   128,788            86,110
     Model homes and furnishings (less accumulated depreciation:
         June 30, 1996 - $845;
         December 31, 1995 - $823)                                                20,871            20,971
     Land purchase deposits                                                          461               381
Office furnishings, transportation and construction
     equipment - at cost (less accumulated depreciation:
         June 30, 1996 - $6,699;
         December 31, 1995 - $6,106)                                               2,000             2,392
Investment in unconsolidated joint ventures and limited partnerships              14,146            11,641
Other assets                                                                       8,552             7,094
- ------------------------------------------------------------------------------------------------------------
     TOTAL                                                                      $314,000          $281,143
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable banks-home-building operations                                    $103,000          $ 87,000
Note payable bank-financial operations                                            12,280            15,200
Mortgage notes payable                                                               104               349
Subordinated notes                                                                24,513            24,513
Accounts payable                                                                  43,540            29,219
Accrued compensation                                                               4,327             7,336
Income taxes payable                                                               1,497             2,771
Accrued interest, warranty and other                                              10,739             9,787
Customer deposits                                                                  9,245             5,472
- ------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           209,245           181,647
- ------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
- ------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                               --                --
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued and outstanding - 8,800,000 shares                                        88                88
Additional paid-in capital                                                        50,573            50,573
Retained earnings                                                                 54,094            48,835
- ------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                       104,755            99,496
- ------------------------------------------------------------------------------------------------------------

         TOTAL                                                                  $314,000          $281,143
============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)

                                                                 SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                                      JUNE 30                              JUNE 30
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)           1996             1995                1996             1995
- ----------------------------------------------------------------------------------------------------------------------------
Revenue                                                    $   233,215      $   220,881         $   137,357      $   125,305
- ----------------------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                          187,930          181,186             110,975          102,499
     General and administrative                                 13,518           12,383               7,559            6,930
     Selling                                                    16,743           15,319               8,948            8,342
     Interest                                                    6,028            6,581               3,097            3,532
- ----------------------------------------------------------------------------------------------------------------------------


Total costs and expenses                                       224,219          215,469             130,579          121,303
- ----------------------------------------------------------------------------------------------------------------------------


Income before income taxes                                       8,996            5,412               6,778            4,002
- ----------------------------------------------------------------------------------------------------------------------------


Income taxes:
     Current                                                     4,125            2,061               3,817            1,448
     Deferred                                                     (388)              92                (975)             137
- ----------------------------------------------------------------------------------------------------------------------------


Total income taxes                                               3,737            2,153               2,842            1,585
- ----------------------------------------------------------------------------------------------------------------------------


Net income                                                 $     5,259      $     3,259         $     3,936      $     2,417
============================================================================================================================

Net income per common share                                $      0.60      $      0.37         $      0.45      $      0.27
============================================================================================================================

Weighted average common shares
     outstanding                                             8,800,000        8,800,000           8,800,000        8,800,000
============================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30
(DOLLARS IN THOUSANDS)                                                                 1996                1995
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                      $    5,259            $   3,259
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Depreciation and amortization                                                       771                  859
      Decrease (increase) deferred income taxes                                          (975)                  92
      Decrease in receivables                                                           1,109                2,283
      Increase in inventories                                                         (24,253)             (23,755)
      Decrease (increase) in other assets                                                (573)                 547
      Increase (decrease) in accounts payable                                          14,321               (2,061)
      Decrease in income taxes payable                                                 (1,274)              (1,425)
      Decrease in accrued liabilities                                                  (2,057)              (2,671)
      Equity in undistributed income of
         unconsolidated joint ventures and limited partnerships                           (84)                  (9)
- -------------------------------------------------------------------------------------------------------------------
         Net cash used by operating activities                                         (7,756)             (22,881)
- -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                                          (301)                (327)
   Proceeds from property disposals                                                        40                   42
   Investment in unconsolidated joint ventures                                         (5,003)              (4,462)
   Distributions from unconsolidated joint ventures
      and limited partnerships                                                            358                  361
- ------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                         (4,906)              (4,386)
- -------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Cash proceeds from borrowings                                                   132,096              128,870
      Principal repayments                                                           (119,016)            (108,675)
   Principal repayments of mortgage notes payable                                        (404)                (252)
   Net increase in customer deposits                                                    3,773                1,814
- ------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     16,449               21,757
- ------------------------------------------------------------------------------------------------------------------

         Net increase (decrease) in cash                                                3,787               (5,510)
         Cash balance at beginning of year                                              8,136               14,059
- ------------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                             $   11,923            $   8,549
- ------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                         $    5,229            $   6,518
      Income taxes                                                                 $    5,415            $   3,220

NON-CASH TRANSACTIONS DURING THE YEAR:
   Single-family lots distributed from unconsolidated joint ventures               $    2,224            $   1,021
   Land acquired with mortgage notes payable                                       $      159            $     374
- ------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

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

   On July 19, 1996, M/I Financial entered into a new bank loan agreement. The amount available and other terms of the new agreement remain substantially the same as the previous agreement. The agreement was previously amended on May 7, 1996 to provide for interest on borrowings to be at the banks' prime rate less 0.25%. The new agreement terminates on June 20, 1997 and the unpaid balance of such loans are payable on this date.

NOTE 3.      INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the six and three months ended June 30, 1996 and 1995 is as follows:

                                                Six Months ended June 30,           Three Months ended June 30,
(Dollars in Thousands)                             1996             1995                 1996            1995
- ---------------------------------------------------------------------------------------------------------------
Interest capitalized, beginning of year         $ 7,560         $  7,322             $  7,648        $  7,698
Interest incurred                                 6,202            7,157                3,183           3,732
Interest expensed                                 6,028            6,580                3,097           3,531
- ---------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period             $ 7,734         $  7,899             $  7,734        $  7,899
===============================================================================================================


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

   The Company adopted SFAS 121 during the first quarter of 1996. Based on the Company's analysis of its home-building inventories, none were found to be impaired and, therefore, the implementation of this statement had no impact on the financial condition or results of operations of the Company.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company adopted during the first quarter of 1996. Under SFAS 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the annual financial statements pro forma net income and earnings per share, as if the Company had applied the new method of accounting. The Company has determined that it will not adopt the expense recognition provisions of this standard; therefore, the new standard had no effect on the Company's financial condition or results of operations.

NOTE 5.      CONTINGENCIES

   At June 30, 1996, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $172.4 million.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
                               FORM 10-Q - PART I

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

CONSOLIDATED

         Total Revenue. Total revenue for the six months ended June 30, 1996 increased $12.3 million and for the three months ended June 30, 1996 increased $12.0 million from the comparable periods of 1995. Increases for the six-month period in housing revenue of $14.5 million and other revenue of $1.2 million were partially offset by a $3.4 million decrease in land revenue. Increases for the three-month period in housing revenue of $13.0 million and other revenue of $0.4 million were partially offset by a $1.4 million decrease in land revenue. The increase in housing revenue for both the six and three-month periods was attributable to an increase in the number of Homes Delivered. The Company delivered 96 and 98 more homes during the six and three months ended June 30, 1996 than the comparable periods of 1995. For both periods, the increase in other revenue is primarily attributable to M/I Financial where both the number of loans originated and the gains recognized from the sale of loans increased in the current year. The decrease in land revenue for both the six and three months ended June 30, 1996 was primarily due to a significant decrease in the number of lots sold to third parties from the comparable periods of 1995.

         Income Before Income Taxes. Income before income taxes for the six months ended June 30, 1996 increased 66.2% and for the three months ended June 30, 1996 increased 69.4% from the comparable periods of 1995. The increase for the six months ended June 30, 1996 related to both housing, where income before income taxes increased from $4.4 million to $6.9 million, and M/I Financial, where income before income taxes increased from $1.0 million to $2.1 million. The increase for the three months ended June 30, 1996 related to housing, where income before income taxes increased from $3.4 million to $5.7 million. The increase in housing for both the six and three-month periods was primarily due to the increase in the number of Homes Delivered along with improved margins. The increase in M/I Financial for the six months ended June 30, 1996 was primarily due to the significant increase in income from the sale of servicing and marketing gains due to the favorable interest rate environment during the last half of 1995 and first half of 1996 as compared to the same periods of 1994 and 1995.

HOME-BUILDING SEGMENT

The following table sets forth certain information related to the Company's home-building segment:


                                                       Six Months Ended June 30,      Three Months Ended June 30,

(Dollars in thousands)                                   1996            1995             1996            1995
- --------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing Sales                                      $224,993        $210,487         $132,100        $119,053
   Land and Lot Sales                                    4,475           7,844            3,370           4,790
   Other Income                                            428             281              225             201
- --------------------------------------------------------------------------------------------------------------------
Total Revenue                                         $229,896        $218,612         $135,695        $124,044
====================================================================================================================
Revenue:
   Housing Sales                                          97.9 %          96.3 %           97.3 %          96.0 %
   Land and Lot Sales                                      1.9             3.6              2.5             3.8
   Other Income                                            0.2             0.1              0.2             0.2
- --------------------------------------------------------------------------------------------------------------------
Total Revenue                                            100.0           100.0            100.0           100.0
Land and Housing Costs                                    82.2            83.2             82.2            83.0
- --------------------------------------------------------------------------------------------------------------------
   Gross Margin                                           17.8            16.8             17.8            17.0
General and Administrative Expenses                        2.7             2.8              2.3             2.5
Selling Expenses                                           7.3             7.0              6.6             6.7
- --------------------------------------------------------------------------------------------------------------------
   Operating Income                                        7.8             7.0              8.9             7.8
====================================================================================================================

Unit Data:
   New Contracts                                         1,716           1,510              760             767
   Homes Delivered                                       1,342           1,246              795             697
   Backlog at end of period                              1,795           1,521            1,795           1,521
Average sales price of homes in backlog               $  179.0        $  177.0         $  179.0        $  177.0
Aggregate sales value of homes in backlog             $322,168        $268,610         $322,168        $268,610
Number of active subdivisions                              160             150              160             150
- --------------------------------------------------------------------------------------------------------------------


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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first six months of 1996, the Company delivered 1,342 homes, most of which were homes under contract in Backlog at December 31, 1995. Of the 1,421 contracts in Backlog at December 31, 1995, 13.1% have been canceled as of June 30, 1996. For homes in Backlog at December 31, 1994, 14.6% had been canceled as of June 30, 1995. For the homes in Backlog at December 31, 1994, the final cancellation percentage was 15.6%.

         Total Revenue. Total revenue for the six months ended June 30, 1996 increased 5.2% and for the three months ended June 30, 1996 increased 9.4% from the comparable periods of 1995. The increase recorded for both the six and three-month periods resulted from significant increases in housing revenue and was offset by decreases in lot and land sales. The increase in housing revenue for both periods was attributable to an increase in the number of Homes Delivered as the Company delivered 7.7% and 14.1% more homes during the six and three months ended June 30, 1996 than the comparable periods of 1995. The impact of Homes Delivered on total revenue for both the six and three months ended June 30, 1996 was slightly offset by decreases in the average selling prices. The increase in Homes Delivered during the six months ended June 30, 1996 was due primarily to increased deliveries in the Indianapolis and Cincinnati markets, in which the introduction of the lower priced Horizon product into new areas has had a positive impact. In addition, Orlando had a large increase in Homes Delivered during the six months ended June 30, 1996. The increase in Homes Delivered during the three months ended June 30, 1996 was due to increased deliveries in the Columbus, Indianapolis and Cincinnati markets. Again, the introduction of the lower priced Horizon product into new areas has had a positive impact on Homes Delivered in these markets. The decrease in land revenue was primarily attributable to the Maryland division. The Maryland division had significant lot sales to outside home-builders from its Willows land development project in the six and three months ended June 30, 1995 which did not occur in the current year. The Company is developing additional sections of this project and has entered into contracts to sell a portion of the lots developed to these same builders for which the timing is different than in 1995.

         Home Sales and Backlog. The number of New Contracts recorded during the first six months of 1996 was 13.6% higher than the number recorded for the comparable period in the prior year. New Contracts recorded for the second quarter were 0.9% lower than the prior year's amount. New Contracts recorded in the first six months of 1996 were higher in all of the Company's regions, led by the Ohio and Indiana Region where the number of New Contracts recorded increased 18.6%. The Company believes the increase in the number of New Contracts recorded is attributable to the more favorable interest rate environment in the current year as compared to the first six months of 1995. The introduction of the Company's lower priced Horizon product line into several new markets during 1995 also had a positive impact on the number of New Contracts recorded for the current year. New Contracts recorded in the Columbus market during the three months ended June 30, 1996 actually decreased by 9.7% from the comparable period of 1995 due primarily to a record number of New Contracts recorded in the Columbus market in 1995. This decrease was offset by increases in the majority of the Company's other markets. The number of new contracts recorded in future periods will be dependent on future economic conditions, consumer confidence and interest rates available to potential home buyers.

         At June 30, 1996, the total sales value of the Company's Backlog of 1,795 homes was approximately $322.2 million, representing a 19.9% increase in sales value and an 18.0% increase in units from the levels reported at June 30, 1995. The average sales price of homes in Backlog increased 1.1% from June 30, 1995 to June 30, 1996. The minimal increase in the average sales price was due to the introduction of the Company's lower priced Horizon product line into several other markets in 1995.

         Gross Margin. The overall gross margin for the home-building segment was 17.8% for both the six and three months ended June 30, 1996 as compared to 16.8% and 17.0% for the comparable periods of 1995. These increases were due to the increased emphasis placed on improving margins during 1995 and improved market conditions in 1996. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. Gross margins were also higher due to the national accounts program which the Company has expanded significantly in the past year. Through this program, the Company has been able to lower costs on many of the components used in building its homes through volume discounts and other negotiated price reductions from its suppliers. The Company's ability to maintain the levels of margins obtained during the first six months of 1996 are dependent on a number of factors, some of which are beyond the Company's control. Due to the increased level of sales during the last quarter of 1995 and the first quarter of 1996, some of the Company's divisions are beginning to experience shortages of qualified subcontractors in certain construction trades. This could negatively impact gross margins by requiring the Company to pay premiums to expedite construction work or delaying construction, thus delaying revenue recognition and increasing carrying costs.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue decreased from 2.8% and 2.5% for the six and three months ended June 30, 1995 to 2.7% and 2.3% for the comparable periods in the current year. These decreases were primarily attributable to the large increases in total revenue for both periods.

         Selling Expenses. Selling expenses as a percentage of total revenue increased to 7.3% for the six months ended June 30, 1996 from 7.0% for the comparable period of 1995, and for the three months ended June 30, 1996 decreased slightly to 6.6% of total revenue from 6.7% for the comparable period of 1995. The increase in the six month period was primarily due to increases in sales commissions paid to both internal salespeople and outside Realtors.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                              Six Months Ended June 30,          Three Months Ended June 30,
(Dollars in thousands)                           1996            1995                1996             1995
- ------------------------------------------------------------------------------------------------------------
Number of Loans Originated                      1,007             764                 599              428

Revenue:
   Loan Origination Fees                       $1,223          $  898              $  737           $  508
   Sale of Servicing and Marketing Gains        2,042           1,268                 962              716
   Other                                        1,052             833                 547              452
- ------------------------------------------------------------------------------------------------------------
Total Revenue                                   4,317           2,999               2,246            1,676
- ------------------------------------------------------------------------------------------------------------

General and Administrative Expenses             2,226           2,004               1,175            1,053
- ------------------------------------------------------------------------------------------------------------
Operating Income                               $2,091          $  995              $1,071           $  623
============================================================================================================

         Total Revenue. Total revenue for the six and three months ended June 30, 1996 was $4.3 and $2.2 million, a 43.9% and 33.9% increase over the $3.0 and $1.7 million recorded for the comparable periods of 1995. Loan origination fees increased 36.2% and 45.1% in the six and three months ended June 30, 1996 from the comparable periods of 1995, primarily due to the 31.8% and 40.0% increase in the number of loans originated. The increase in the number of loans originated was due to an increase in the percentage of the Company's Homes Delivered which were financed through M/I Financial and an increase in the number of Homes Delivered by the Company.

         Revenue from sale of servicing and marketing gains increased from $1.3 and $0.7 million to $2.0 and $1.0 million from the six and three months ended June 30, 1995 to the comparable periods of the current year. This increase was primarily due to an increase in servicing fees due to more fixed rate mortgages originated during the six and three months ended June 30, 1996 as compared to the comparable periods of 1995. The Company originated primarily adjustable rate mortgages during the first half of 1995 due to a higher interest rate environment. The Company earns higher premiums on fixed rate mortgages as opposed to adjustable rate mortgages. The increase was also due to the falling interest rate environment during the last part of 1995 which increased marketing gains on loans that closed during the six and three months ended June 30, 1996. Revenue from the sale of servicing and marketing gains were also higher due to the increased volume of loans closed and sold during the six and three months ended June 30, 1996 as compared to the same periods of 1995.

         General and Administrative Expenses. General and administrative expenses for the six and three months ended June 30, 1996 were $2.2 and $1.2 million, an 11.3% and 12.0% increase over the comparable periods of the prior year. This increase was primarily attributable to personnel and other variable expenses which increased due to the significantly higher volume of loans processed during the current year.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the six and three months ended June 30, 1996 totaled $5.2 and $3.3 million, respectively, or 2.2% and 2.4% of total revenue. This is an increase from the $4.5 and $2.9 million, or 2.0% and 2.3% of total revenue recorded for the comparable periods of 1995. These increases are primarily due to higher amounts recorded for certain employee related expenses in the current year. These expenses are generally based on pre-tax net income of the Company which increased significantly in the six and three months ended June 30, 1996.

         Interest Expense. Corporate and home-building interest expense for the six and three months ended June 30, 1996 decreased to $6.0 and $3.1 million from $6.6 and $3.5 million for the comparable periods of 1995. Interest expense was lower in the current year due to decreases in the weighted average interest rate and the average borrowings outstanding. These decreases were partially offset by a decrease in the net amount of interest capitalized during the six and three months ended June 30, 1996 as compared to the same periods of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend upon its sales volume, asset turnover, land acquisition and inventory balances. The Company continues to incur substantial indebtedness, and expects to incur indebtedness in the future, to fund the growth of its home-building activities. Historically, the Company's principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings which are primarily unsecured.

         At June 30, 1996 the Company had bank borrowings outstanding of $103.0 million under its loan agreement relating to its home-building operations which permits aggregate borrowings not to exceed the lesser of: $166.0 million in revolving credit loans, including $30.0 million of seasonal loans which are available from March 1st through December 31st during each year of the agreement and $25.0 million, including $4.0 million for joint ventures in which the Company is a partner, in the form of letters of credit; or the Company's borrowing base which is calculated based on specified percentages of certain types of assets held by the Company as of each month end. The loan agreement matures September 30, 2000, at which time the unpaid balance of the revolving credit loans outstanding shall be due and payable. Under the terms of the loan agreement, the banks make an annual determination as to whether or not to extend the maturity date of the commitments by one year. On May 7, 1996, the Company amended its bank loan agreement to add a LIBOR borrowing feature. At June 30, 1996, borrowings under the loan agreement were at LIBOR plus a margin of between 1.75% and 2.5% based on the Company's ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to consolidated interest incurred and were primarily unsecured. The loan agreement contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The loan agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, on dividends that may be paid and on the aggregate cost of certain types of inventory the Company can hold at any one time.

         An additional $12.3 million was outstanding as of June 30, 1996 under the M/I Financial loan agreement, which permits borrowings of $25.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. This agreement limits the borrowings to 95% of the aggregate face amount of the mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. On May 7, 1996, M/I Financial amended its bank loan agreement to lower its prime rate borrowing margin. At June 30, 1996, borrowings under this agreement were at the bank's prime rate less 0.25% and were unsecured.

         On July 19, 1996, M/I Financial entered into a new loan agreement with its lender. The agreement terminates on June 20, 1997 and the unpaid balance of such borrowings are payable on this date. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

         At June 30, 1996, the Company had $71.4 million of unused borrowing availability under its loan agreements. At June 30, 1996, the Company had the right to borrow up to $186.7 million under its credit facilities, including $30.0 million of seasonal loans, available from March 1st through December 31 during each year of the loan agreement, and $20.7 million under the M/I Financial Loan Agreement (95% of the aggregate face amount of eligible mortgage loans). The Company may increase its borrowings under such agreements or otherwise.

         In addition, there were outstanding 14% Subordinated Notes in the principal amount of $24.5 million at June 30, 1996. Annual sinking fund payments for the Subordinated Notes of approximately $3.7 million commence December 1, 1997, with the remaining balance due at maturity on December 1, 2001. The Notes are redeemable in whole or in part at the option of the Company on or after December 1, 1996 at 106% of the principal amount until December 1, 1997 and declining 1 1/2% annually through 2000. The Company is currently investigating financing which could replace the existing Subordinated Notes at a significantly lower interest rate.

         At June 30, 1996, mortgage notes payable outstanding were $104,000 secured by lots and land with a recorded book value of $314,000. The Company also had approximately $20.3 million of completion bonds and letters of credit outstanding at June 30, 1996.

         The $13.0 million increase in notes payable to banks from December 31, 1995 to June 30, 1996 reflects increased borrowings primarily attributable to a significant seasonal increase in homes under construction offset by a decrease in single family lots, land and land development costs. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots and as its investment in homes under construction increases due to the higher backlog.

         Net income from housing and lot and land sales are the Company's primary sources of net cash provided by operating activities. Net cash used by operating activities in the six months ended June 30, 1996 was $7.8 million compared to $22.9 million for the comparable period of the prior year. The decrease in net cash used by operating activities was primarily due to a large increase in accounts payable, partially offset by a smaller decrease in receivables.

         The Company executed an agreement with certain unrelated parties for the development and occupancy of an approximately 85,000 square foot building. The four current office locations in Columbus, Ohio will be consolidated into one building in an effort to improve operating efficiencies. The building will be built, owned and operated by a limited liability company in which the Company has invested $1.1 million and holds a 1/3 interest (the "LLC"). The building will be financed primarily through borrowings of the LLC. The LLC has obtained financing for the construction of the building and also has obtained commitments for the permanent financing. The construction financing has been jointly and severally guaranteed by the members of the LLC. The Company has entered into a long-term operating lease for the premises with the LLC. Construction of the building has commenced and is expected to be completed early in the fourth quarter of 1996. The Company believes that any commitments arising from this transaction would not significantly affect its liquidity or capital resources.

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

         In 1994, the Company entered into a land purchase contract which required a greater investment than the Company normally commits and could significantly impact the Company's liquidity. On January 31, 1994, the Company closed on the first phase of a six phase land purchase contract in the Washington, D.C. market. This first phase was purchased for $6.6 million and was developed into 106 single family and townhouse lots. Based on the demand for lots in this area and the strong sales in the first phase of this development, the Company purchased the second phase of this development through a series of three closings in May, June and July of 1995. The total purchase price for the second phase was approximately $6.4 million and this section was developed into 122 single-family and townhouse lots. On July 1, 1996, the Company purchased the third phase for $5.6 million which will provide an additional 95 single-family and townhouse lots. The Company sold a portion of the developed lots from the first and second phases to outside homebuilders and will be entering into similar contracts to sell a portion of the lots in the third phase to outside homebuilders. The Company has an option to purchase each of the remaining phases. If the Company purchases all six phases, the total purchase price will be approximately $38.9 million and the land will be developed into approximately 710 lots.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital. The Company believes that its currently available financial resources are sufficient to meet its current and near-term capital requirements.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rates on the Company's outstanding debt for the six months ended June 30, 1996 was 9.8% as compared to 10.2% for the comparable period of 1995.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 8, 1996, the Company held its 1996 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms. The results of the voting for the directors are as follows:

         1.   Election of Directors

                                                   For                  Withheld
                                                   ---                  --------
              Irving E. Schottenstein            7,849,949               556,259
              John B. Gerlach                    7,849,988               556,220
              Lenore G. Schottenstein            7,849,787               556,421


Item 6.  Exhibits and Reports on Form 8-K

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                     Description

  10.1 Revolving Credit Agreement by and among the Company; M/I Financial Corp. and Bank One, Columbus, N.A. dated July 19, 1996.

  10.2            Company's 1996 Senior Vice President/Regional Manager Bonus
                  Program.

  10.3            Company's 1996 Division Manager Bonus Program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        M/I Schottenstein Homes, Inc.
                                               (Registrant)


Date:    August____, 1996               by: /s/ Irving E. Schottenstein
                                            ---------------------------
                                            Irving E. Schottenstein
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:    August____, 1996               by: /s/ Kerrii B. Anderson
                                            ----------------------
                                            Kerrii B. Anderson
                                            Senior Vice President,
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION                                    PAGE NO.
    ------                             -----------                                    --------

     10.1         Revolving Credit Agreement by and among the Company; M/I
                  Financial Corp. and Bank One, Columbus, N.A. dated July 19,
                  1996.

     10.2         Company's 1996 Senior Vice President/Regional Manager Bonus
                  Program.

     10.3         Company's 1996 Division Manager Bonus Program.