Form 10-Q
period 1996-09-30
M I SCHOTTENSTEIN HOMES INC
filed 1996-11-13
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1996
                                         ------------------

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from _____ to _____

         Commission file number 33-44914, 33-68564
                                --------- --------

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

                                 YES  X    NO
                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 8,800,000 shares
                       outstanding as of November 12, 1996

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                               PAGE
PART I.           FINANCIAL INFORMATION                                                       NUMBER

                  Item 1.   Financial Statements

                            Consolidated Balance Sheets
                            September 30, 1996 and
                            December 31, 1995                                                    3

                            Consolidated Statements of Income
                            for the Three Months and Nine Months Ended
                            September 30, 1996 and 1995                                          4

                            Consolidated Statements of Cash Flows
                            for the Nine Months Ended
                            September 30, 1996 and 1995                                          5

                            Notes to Interim Unaudited Consolidated Financial
                            Statements                                                           6

                  Item 2.   Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                           8

PART II.          OTHER INFORMATION

                  Item 6.   Exhibits and Reports on Form 8-K                                    21

Signatures                                                                                      22

Exhibit Index                                                                                   23

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

----------------------------------------------------------------------------------------------------
                                                                         SEPTEMBER 30,   December 31,
(Dollars in thousands)                                                       1996            1995
----------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
ASSETS

Cash, including cash in escrow                                              $  4,738        $  8,136
Receivables                                                                   23,618          23,612
Inventories:
     Single family lots, land and land development costs                     117,910         120,806
     Houses under construction                                               121,655          86,110
     Model homes and furnishings (less accumulated depreciation:
         September 30, 1996 - $855;
         December 31, 1995 - $823)                                            20,683          20,971
     Land purchase deposits                                                      445             381
Office furnishings, transportation and construction
     equipment - at cost (less accumulated depreciation:
         September 30, 1996 - $7,010;
         December 31, 1995 - $6,106)                                           1,765           2,392
Investment in unconsolidated joint ventures and limited partnerships          13,202          11,641
Other assets                                                                   9,348           7,094
----------------------------------------------------------------------------------------------------
     TOTAL                                                                  $313,364        $281,143
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable banks - home-building operations                              $ 99,000        $ 87,000
Note payable bank - financial operations                                      14,375          15,200
Mortgage notes payable                                                           104             349
Subordinated notes                                                            24,513          24,513
Accounts payable                                                              35,809          29,219
Accrued compensation                                                           6,708           7,336
Income taxes payable                                                             616           2,771
Accrued interest, warranty and other                                          13,819           9,787
Customer deposits                                                              9,275           5,472
----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                       204,219         181,647
----------------------------------------------------------------------------------------------------

Commitments and contingencies
----------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                           --              --
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued and outstanding - 8,800,000 shares                                    88              88
Additional paid-in capital                                                    50,573          50,573
Retained earnings                                                             58,484          48,835
----------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                              109,145          99,496
----------------------------------------------------------------------------------------------------
         TOTAL                                                              $313,364        $281,143
====================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
(Dollars in thousands, except per share information)                      1996           1995            1996           1995
-------------------------------------------------------------------------------------------------------------------------------

Revenue                                                              $   156,932     $   137,092     $   390,147     $  357,973
-------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Land and housing                                                    127,241         112,269         315,171        293,455
     General and administrative                                            8,973           7,988          22,491         20,371
     Selling                                                              10,192           8,688          26,935         24,007
     Interest                                                              3,590           3,853           9,618         10,434
-------------------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                 149,996         132,798         374,215        348,267
-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                 6,936           4,294          15,932          9,706
-------------------------------------------------------------------------------------------------------------------------------

Income taxes:
     Current                                                               2,971           1,781           7,096          3,842
     Deferred                                                               (425)            (62)           (813)            30
-------------------------------------------------------------------------------------------------------------------------------

Total income taxes                                                         2,546           1,719           6,283          3,872
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                           $     4,390     $     2,575     $     9,649     $    5,834
-------------------------------------------------------------------------------------------------------------------------------

Net income per common share                                          $       .50     $       .29     $      1.10     $      .66
-------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
     outstanding                                                       8,800,000       8,800,000       8,800,000      8,800,000
===============================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
(Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                         NINE-MONTHS ENDED  SEPTEMBER 30,
(Dollars in thousands)                                                           1996           1995
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   9,649     $   5,834
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Loss from property disposals                                                     95          --
      Depreciation and amortization                                                 1,080         1,306
      Deferred income taxes                                                          (813)           30
      Increase (decrease) in receivables                                               (6)          417
      Increase in inventories                                                     (23,980)      (28,808)
      Increase (decrease) in other assets                                          (1,576)          423
      Increase in accounts payable                                                  6,590         8,117
      Decrease in income taxes payable                                             (2,155)       (1,162)
      Increase in accrued liabilities                                               3,404         1,463
      Equity in undistributed income of
         unconsolidated joint ventures and limited partnerships                      (113)          (31)
---------------------------------------------------------------------------------------------------------
         Net cash used by operating activities                                     (7,825)      (12,411)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                                      (429)         (526)
   Proceeds from property disposals                                                    63            60
   Investment in unconsolidated joint ventures and limited partnerships           (10,452)       (6,802)
   Distributions from unconsolidated joint ventures and limited partnerships          671           816
---------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                    (10,147)       (6,452)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Cash proceeds from borrowings                                               229,376       206,485
      Principal repayments                                                       (218,201)     (192,740)
   Principal repayments of mortgage notes payable                                    (404)         (360)
   Increase in customer deposits                                                    3,803         2,008
---------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                 14,574        15,393
---------------------------------------------------------------------------------------------------------
         Net decrease in cash                                                      (3,398)       (3,470)
         Cash balance at beginning of year                                          8,136        14,059
---------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                          $   4,738     $  10,589
=========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                      $   7,925     $   9,418
      Income taxes                                                              $   9,318     $   4,764

NON-CASH TRANSACTIONS DURING THE YEAR:
   Single family lots distributed from unconsolidated joint ventures            $   8,333     $   2,227
   Land acquired with mortgage notes payable                                    $     159     $     374
=======================================================================================================


See Notes to Interim Unaudited Consolidated Financial Statements.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

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

NOTE 2.       NOTES PAYABLE BANKS

   On July 19, 1996, M/I Financial entered into a new bank loan agreement. The amount available and other terms of the new agreement remain substantially the same as the previous agreement. This agreement terminates on June 20, 1997 and the unpaid balance is payable on this date.

   The Company has reached an agreement in principal with its lenders to amend the Company's bank loan agreement. Pursuant to such amendment, the maturity date will be extended to September 30, 2001 and limits on certain restrictive covenants will be increased. The amount available and other terms of the agreement will remain substantially the same as those in the agreement that it replaces.

NOTE 3.       SUBORDINATED DEBT

   On September 30, 1996, the Company executed a $25 million Subordinated Note Purchase Agreement with a bank. The proceeds will be used to redeem 100% of the Company's $24.5 million 14% Subordinated Notes currently outstanding. The Note Purchase Agreement provides for funding between December 1 and December 31, 1996. In accordance with the indenture governing the 14% Subordinated Notes, the Company gave notice to the trustees of its intention to make a redemption on December 3, 1996. The maturity date of the new Subordinated
   Note is December 15, 2001 and can be extended two additional years at the Company's option. The new Subordinated Note is redeemable, in whole or in part, after one year without penalty or premium. Each partial payment must be equal to or in excess of $5 million. Interest on the new Subordinated Note adjusts every three months and is at LIBOR plus 3.50%. Upon the actual redemption of the existing 14% Subordinated Notes, the Company expects to incur a $1.3 million expense, net of tax.

   In compliance with the terms of the new Subordinated Note, the Company purchased a three-year, 9% interest rate cap agreement, effective December 2, 1996 through December 2, 1999. The agreement provides that if the interest rate in effect for each three month period is greater than the cap rate, the bank will pay to the Company the excess interest computed.

NOTE 4.      INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and nine months ended September 30, 1996 and 1995 is as follows:

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
(Dollars in thousands)                             1996             1995               1996            1995
-------------------------------------------------------------------------------------------------------------
Interest capitalized, beginning of period       $ 7,734         $  7,899             $  7,560        $  7,322
Interest incurred                                 3,207            3,857                9,409          11,014
Interest expensed                                 3,591            3,854                9,619          10,434
-------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period             $ 7,350         $  7,902             $  7,350        $  7,902
=============================================================================================================

NOTE 5.      IMPACT OF ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 amends the impairment provisions of the existing accounting literature which required the Company's home-building inventories to be carried at the lower of cost or net realizable value. Under the new provisions, if the Company's home-building inventories are determined to be impaired, the impairment loss is measured based upon the difference between the fair value of the asset and its carrying amount.

   The Company adopted SFAS 121 during the first quarter of 1996. Based on the Company's analysis of its home-building inventories, nothing of significance was found to be impaired and, therefore, the implementation of this statement had no impact on the financial condition or results of operations of the Company.

NOTE 6.       CONTINGENCIES

   At September 30, 1996, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $180.2 million.

                  M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARY
                               FORM 10-Q - PART I

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended September 30, 1996 increased $19.8 million and for the nine months ended September 30, 1996 increased $32.2 million from the comparable periods of 1995. An increase for the three-month period in housing revenue of $21.9 million was partially offset by a $2.1 million decrease in land revenue. Increases for the nine-month period in housing revenue of $36.4 million and other revenue of $1.3 million were partially offset by a $5.5 million decrease in land revenue. The increase in housing revenue for both the three- and nine-month periods was attributable to an increase in the number of Homes Delivered. The Company delivered 122 and 218 more homes during the three and nine months ended September 30, 1996 than the comparable periods of 1995. For the nine months ended September 30, 1996, the increase in other revenue is primarily attributable to M/I Financial, where both the number of loans originated and the gains recognized from the sale of loans increased in the current year. The decrease in land revenue for both the three and nine months ended September 30, 1996 was primarily due to a significant decrease in the number of lots sold to third parties in the Maryland division from the comparable periods of 1995.

         Income Before Income Taxes. Income before income taxes for the three months ended September 30, 1996 increased 61.5% and for the nine months ended September 30, 1996 increased 64.1% from the comparable periods of 1995. The increase for the three months ended September 30, 1996 related to both housing, where income before income taxes increased from $3.5 to $5.7 million, and M/I Financial, where income before income taxes increased from $0.8 to $1.2 million. The increase for the nine months ended September 30, 1996 also related to both housing, where income before income taxes increased from $8.0 to $12.6 million, and M/I Financial, where income before income taxes increased from $1.7 to $3.3 million. The increase in housing for both the three- and nine-month periods was primarily due to the increase in the number of Homes Delivered along with improved margins. Housing margins for the three months ended September 30, 1996 increased 0.5% and for the nine months ended September 30, 1996 increased 1.0% from the comparable periods of 1995. The increase in M/I Financial for the three months ended September 30, 1996 was primarily due to an increase in the number of loans originated. The increase in M/I Financial for the nine months ended September 30, 1996 was primarily due to the significant increase in income from the sale of servicing and marketing gains due to the favorable interest rate environment during the last half of 1995 and first nine months of 1996 as compared to the same periods of 1994 and 1995.

HOME-BUILDING SEGMENT

The following table sets forth certain information related to the Company's home-building segment:

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
(Dollars in thousands)                            1996       1995        1996         1995
============================================================================================
Revenue:
   Housing sales                                $153,614    $131,748    $378,607    $342,234
   Land and lot sales                              1,624       3,704       6,099      11,549
   Other income                                      124         175         552         456
--------------------------------------------------------------------------------------------
Total Revenue                                   $155,362    $135,627    $385,258    $354,239
============================================================================================
Revenue:
   Housing sales                                    98.9 %      97.1 %      98.3 %      96.6 %
   Land and lot sales                                1.0         2.8         1.6         3.3
   Other income                                      0.1         0.1         0.1         0.1
--------------------------------------------------------------------------------------------
Total Revenue                                      100.0       100.0       100.0       100.0
Land and housing costs                              82.4        83.1        82.2        83.2
--------------------------------------------------------------------------------------------
   Gross Margin                                     17.6        16.9        17.8        16.8
General and administrative expenses                  2.9         3.4         2.8         3.0
Selling expenses                                     6.5         6.4         7.0         6.8
--------------------------------------------------------------------------------------------
   Operating Income                                  8.2 %       7.1 %       8.0 %       7.0 %
============================================================================================
MIDWEST REGION
Unit Data:
   New contracts                                     441         510       1,487       1,392
   Homes delivered                                   538         436       1,336       1,167
   Backlog at end of period                        1,088         993       1,088         993
Average sales price of homes in backlog         $    173    $    161    $    173    $    161
Aggregate sales value of homes in backlog       $188,000    $160,000    $188,000    $160,000
Number of active subdivisions                         70          70          70          70
============================================================================================
FLORIDA REGION
Unit Data:
   New contracts                                     142         142         483         460
   Homes delivered                                   157         161         437         428
   Backlog at end of period                          271         295         271         295
Average sales price of homes in backlog         $    167    $    172    $    167    $    172
Aggregate sales value of homes in backlog       $ 45,000    $ 51,000    $ 45,000    $ 51,000
Number of active subdivisions                         40          40          40          40
============================================================================================
NORTH CAROLINA, VIRGINIA AND MARYLAND REGION
Unit Data:
   New contracts                                     147         159         476         469
   Homes delivered                                   192         168         456         416
   Backlog at end of period                          279         279         279         279
Average sales price of homes in backlog         $    242    $    220    $    242    $    220
Aggregate sales value of homes in backlog       $ 68,000    $ 61,000    $ 68,000    $ 61,000
Number of active subdivisions                         40          40          40          40
============================================================================================
TOTAL
Unit Data:
   New contracts                                     730         811       2,446       2,321
   Homes delivered                                   887         765       2,229       2,011
   Backlog at end of period                        1,638       1,567       1,638       1,567
Average sales price of homes in backlog         $    184    $    174    $    184    $    174
Aggregate sales value of homes in backlog       $301,000    $272,000    $301,000    $272,000
Number of active subdivisions                        150         150         150         150
============================================================================================

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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first nine months of 1996, the Company delivered 2,229 homes. Of the 1,421 contracts in Backlog at December 31, 1995, 14.4% have been canceled as of September 30, 1996. For homes in Backlog at December 31, 1994, 15.5% had been canceled as of September 30, 1995. For homes in Backlog at December 31, 1994, the final cancellation percentage was 15.6%. Unsold speculative homes owned by the Company at September 30, 1996 and 1995 totaled 165 and 155, respectively. As the Company generally starts more speculative homes towards the end of the year to generate additional closings by year-end, the majority of these homes are in the initial stages of construction.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Total Revenue. Total revenue for the three months ended September 30, 1996 increased 14.6% compared to the three months ended September 30, 1995. This increase was due to a 16.6% increase in housing revenue and was offset by a slight decrease in lot and land sales. The increase in housing revenue was due to a 16.0% increase in the number of Homes Delivered. The increase in Homes Delivered was primarily due to increased deliveries in the Columbus, Cincinnati and Raleigh markets, however, the majority of the divisions experienced increased deliveries. This was due to increased sales in the last half of 1995 and first quarter of 1996 which were aided by an overall strong economy and relatively low interest rates. The decrease in land revenue was primarily attributable to the Maryland division. The Maryland division had significant lot sales to outside homebuilders from its Willows land development project in the three months ended September 30, 1995 which did not occur in the current year. The Company is developing an additional phase of this project and anticipates selling a portion of these lots in the fourth quarter of 1996.

         Home Sales and Backlog. The Company recorded a 10.0% decrease in the number of New Contracts in the three months ended September 30, 1996 as compared to the same period of 1995. New Contracts in the third quarter of 1996 were lower in all divisions except Tampa, Palm Beach County and Virginia. The Company believes the decrease in New Contracts was primarily due to a record number of New Contracts in the Columbus market in 1995. New Contracts in the third quarter in the Columbus market decreased 16.0% from 1995 to 1996. The number of New Contracts in future periods will be dependent on future economic conditions, consumer confidence and interest rates available to potential home buyers.

         At September 30, 1996, the total sales value of the Company's Backlog of 1,638 homes was approximately $301.0 million, representing a 10.7% increase in sales value and a 4.5% increase in units from the levels reported at September 30, 1995. The average sales price of homes in Backlog increased 5.7% from September 30, 1995 to September 30, 1996. The increase in the average sales price of homes was due to increases in the Columbus, Charlotte, Cincinnati and Indianapolis divisions where the Company is building in more upscale subdivisions.

         Gross Margin. The overall gross margin for the home-building segment was 17.6% for the three months ended September 30, 1996 as compared to 16.9% for the comparable period of 1995. This increase was due to the increased emphasis placed on improving margins during 1995 and 1996 and improved market conditions in 1996. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. Gross margins were also higher due to the national accounts program which the Company has expanded significantly in the past year. Through this program, the Company has been able to lower costs on many of the components used in building its homes through volume discounts and other negotiated price reductions from its suppliers. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control. Due to the increased level of sales during the last quarter of 1995 and the first half of 1996, some of the Company's divisions are beginning to experience shortages of qualified subcontractors in certain construction trades. This could negatively impact gross margins by requiring the Company to pay premiums to expedite construction work or delaying construction, thus delaying revenue recognition and increasing carrying costs. In addition, due to the competitive sales environment, the Company is offering promotions in selected cities which could negatively impact gross margins in the first half of 1997.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue decreased to 2.9% for the three months ended September 30, 1996 from 3.4% for the comparable period in the prior year. However, this decrease resulted from an increase in total revenue.

         Selling Expenses. Selling expenses as a percentage of total revenue increased slightly to 6.5% for the three months ended September 30, 1996 from 6.4% for the comparable period of 1995. The increase was primarily due to increases in sales commissions paid to internal salespeople as a result of the increase in sales volume.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Total Revenue. Total revenue for the nine months ended September 30, 1996 increased 8.8% compared to the nine months ended September 30, 1995. This increase was due to a 10.6% increase in housing revenue and was offset by a 47.2% decrease in lot and land sales. The increase in housing revenue was due to a 10.8% increase in the number of Homes Delivered. The increase in Homes Delivered was due primarily to increased deliveries in the Indianapolis and Cincinnati markets, in which the introduction of the lower priced Horizon product into new areas has had a positive impact. In addition, Columbus and Raleigh had large increases in Homes Delivered during the nine months ended September 30, 1996, however, the majority of the divisions experienced increased deliveries. This was partially due to an overall strong economy and relatively low interest rates. The decrease in land revenue was primarily attributable to the Maryland division. The Maryland division had significant lot sales to outside homebuilders from its Willows land development project in the nine months ended September 30, 1995 which did not occur in the current year. The Company is developing an additional phase of this project and anticipates selling a portion of these lots in the fourth quarter of 1996.

         Home Sales and Backlog. The Company recorded a 5.4% increase in the number of New Contracts in the nine months ended September 30, 1996 as compared to the same period of 1995. New Contracts in the first nine months of 1996 were higher in all of the Company's Regions, led by the Midwest Region where the number of New Contracts increased 6.8%. The Company believes the increase in the number of New Contracts is attributable to the more favorable interest rate environment in the current year as compared to the first nine months of 1995. The introduction of the Company's lower priced Horizon product line into several new markets during 1995 also had a positive impact on the number of New Contracts for the current year. The number of New Contracts in future periods will be dependent on future economic conditions, consumer confidence and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the home-building segment was 17.8% for the nine months ended September 30, 1996 as compared to 16.8% for the comparable period of 1995. The gross margin from housing sales was 18.1% as compared to 17.1% recorded for the comparable period in the prior year. The gross margin from lot and land sales was higher in the current year as compared to the same period in the prior year. The gross margin recorded in the current year is higher due partially to the sale of a tract of commercial real estate which produced a gross margin significantly higher than normal lot sales. The increase in housing gross margins was due to the increased emphasis placed on improving margins during 1995 and improved market conditions in 1996. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. Gross margins were also higher due to the national accounts program which the Company has expanded significantly in the past year. Through this program, the Company has been able to lower costs on many of the components used in building its homes through volume discounts and other negotiated price reductions from its suppliers. The Company's ability to maintain these levels of margins are dependent on a number of factors, some of which are beyond the Company's control. Due to the increased level of sales during the last quarter of 1995 and the first half of 1996, some of the Company's divisions are beginning to experience shortages of qualified subcontractors in certain construction trades. This could negatively impact gross margins by requiring the Company to pay premiums to expedite construction work, or delaying construction, thus delaying revenue recognition and increasing carrying costs. In addition, due to the competitive sales environment, the Company is offering promotions in selected cities which could negatively impact gross margins in the first half of 1997.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue decreased to 2.8% for the nine months ended September 30, 1996 from 3.0% for the comparable period in the prior year. However, this decrease resulted from an increase in total revenue.

         Selling Expenses. Selling expenses as a percentage of total revenue increased slightly to 7.0% for the nine months ended September 30, 1996 from 6.8% for the comparable period of 1995. The increase was primarily due to increases in sales commissions to internal salespeople as a result of the increase in sales volume.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
(Dollars in thousands)                        1996      1995      1996      1995
---------------------------------------------------------------------------------
Number of Loans Originated                     659       496     1,666     1,260
   Revenue:
   Loan origination fees                    $  852    $  588    $2,075    $1,486
   Sale of servicing and marketing gains       815       817     2,857     2,085
   Other                                       628       521     1,680     1,354
---------------------------------------------------------------------------------
Total Revenue                                2,295     1,926     6,612     4,925
---------------------------------------------------------------------------------

Selling expenses                                 5         3        12         6
Interest expense                                82       156       167       308
General and administrative expenses          1,014     1,012     3,148     2,861
---------------------------------------------------------------------------------
Operating Income                            $1,194    $  755    $3,285    $1,750
=================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Total Revenue. Total revenue for the three months ended September 30, 1996 was $2.3 million, a 19.2% increase over the $1.9 million recorded for the comparable period of 1995. Loan origination fees increased 44.9% from the third quarter of 1995 to the comparable period of 1996, primarily due to the 32.9% increase in the number of loans originated. The increase in the number of loans originated was due to an increase in the percentage of the Company's Homes Delivered which were financed through M/I Financial and an increase in the number of Homes Delivered by the Company. Additionally, a new branch office of M/I Financial was opened in Raleigh in 1996 which expanded the Company's markets for loan origination.

         Revenue from the sale of servicing and marketing gains was $0.8 million for the three months ended September 30, 1996 and 1995.

         General and Administrative Expenses. General and administrative expenses remained constant at $1.0 million for the three months ended September 30, 1996 and 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Total Revenue. Total revenue for the nine months ended September 30, 1996 was $6.6 million, a 34.3% increase over the $4.9 million recorded for the comparable period of 1995. Loan origination fees increased 39.6% from the first three quarters of 1995 to the comparable period of 1996, primarily due to the 32.2% increase in the number of loans originated. The increase in the number of loans originated was due to an increase in the percentage of the Company's Homes Delivered which were financed through M/I Financial and an increase in the number of Homes Delivered by the Company. Additionally, a new branch office of M/I Financial was opened in Raleigh in 1996 which expanded the Company's markets for loan origination.

         Revenue from the sale of servicing and marketing gains increased from $2.1 million to $2.9 million for the nine months ended September 30, 1995 to the comparable period of 1996. The increase of 37.0% was primarily due to an increase in servicing fees due to more fixed rate mortgages originated during the first nine months of 1996 as compared to the comparable period of 1995. During the first nine months of

1995 the Company originated primarily adjustable rate mortgages due to a higher interest rate environment. The Company earns higher premiums on fixed rate mortgages as opposed to adjustable rate mortgages. The increase was also due to the falling interest rate environment during the last part of 1995, which increased marketing gains on loans that closed during the nine months ended September 30, 1996. Revenue from the sale of servicing and marketing gains was also higher due to the increased volume of loans closed and sold during the nine months ended September 30, 1996 as compared to the same period of 1995.

         General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1996 were $3.1 million, a 10.0% increase over the comparable period of 1995. This increase was primarily attributable to personnel and other variable expenses which increased due to the significantly higher volume of loans processed during the current year.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the three and nine months ended September 30, 1996 totaled $3.4 and $8.7 million, respectively, or 2.2% and 2.2% of total revenue. This is an increase from the $2.4 and $6.9 million, or 1.8% and 1.9% of total revenue recorded for the comparable periods of 1995. These increases are primarily due to higher amounts recorded for certain employee expenses in the current year. These expenses are generally based on pre-tax net income of the Company which increased significantly in the three and nine months ended September 30, 1996.

         Interest Expense. Corporate and home-building interest expense for the three and nine months ended September 30, 1996 decreased to $3.6 and $9.6 million from $3.9 and $10.4 million for the comparable periods of 1995. Interest expense was lower in the current year due to decreases in the weighted average interest rate and the average borrowings outstanding. These decreases were partially offset by a decrease in the net amount of interest capitalized during the three and nine months ended September 30, 1996 as compared to the same periods of 1995.

         Income Taxes. The effective tax rate for the three and nine months ended September 30, 1996 decreased to 36.7% and 39.4% from 40.0% and 39.9% for the comparable periods of 1995. In the third quarter, the Company made a significant charitable contribution of commercial land, owned since 1986, decreasing the effective rate. The land had a fair market value of $2.5 million and was sold for $850,000.

LIQUIDITY AND CAPITAL RESOURCES

         Notes Payable Banks. The Company's financing needs depend upon its sales volume, asset turnover, land acquisition and inventory balances. The Company continues to incur substantial indebtedness, and expects to incur indebtedness in the future, to fund the growth of its home-building activities. Historically, the Company's principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings which are primarily unsecured.

         At September 30, 1996, the Company had bank borrowings outstanding of $99.0 million under its loan agreement relating to its home-building operations which permits aggregate borrowings not to exceed the lesser of: $166.0 million in revolving credit loans, including $30.0 million of seasonal loans which are available from March 1st through December 31st during each year of the agreement, and $25.0 million, including $4.0 million for joint ventures in which the Company is a partner, in the form of letters of credit; or the Company's borrowing base which is calculated based on specified percentages of certain types of assets held by the Company as of each month end. The loan agreement matures September 30, 2000, at which time the unpaid balance of the revolving credit loans outstanding shall be due and payable. Under the terms of the loan agreement, the banks make an annual determination as to whether or not to extend the maturity date of the commitments by one year. At September 30, 1996, borrowings under the loan agreement were at LIBOR plus a margin of between 1.75% and 2.5% based on the Company's ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to consolidated interest incurred and were primarily unsecured. The loan agreement contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The loan agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, on dividends that may be paid and on the aggregate cost of certain types of inventory the Company can hold at any one time.

         The Company has reached an agreement in principal with its lenders to amend the Company's bank loan agreement. Pursuant to such amendment, the maturity date will be extended to September 30, 2001 and limits on certain restrictive covenants will be increased. The amount available and other terms of the agreement will remain substantially the same as those in the agreement that it replaces.

         An additional $14.4 million was outstanding as of September 30, 1996 under the M/I Financial loan agreement, which permits borrowings of $25.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. This agreement limits the borrowings to 95% of the aggregate face amount of the mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. At September 30, 1996, borrowings under this agreement were at the bank's prime rate less 0.25% and were unsecured.

         On July 19, 1996, M/I Financial entered into a new loan agreement with its lender. The agreement terminates on June 20, 1997 and the unpaid balance of such borrowings are payable on this date. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

         At September 30, 1996, the Company had the right to borrow up to $187.9 million under its credit facilities, including $30.0 million of seasonal loans, available from March 1st through December 31st during each year of the loan agreement, and $21.9 million under the M/I Financial loan agreement (95% of the aggregate face amount of eligible mortgage loans). At September 30, 1996, the Company had $74.5 million of unused borrowing availability under its loan agreements. The Company may increase its borrowings under such agreements or otherwise.

         Subordinated Notes. In addition, there were outstanding 14% Subordinated Notes in the principal amount of $24.5 million at September 30, 1996. If the 14% Subordinated Notes are not previously redeemed, annual sinking fund payments of approximately $3.7 million will commence December 1, 1997, with the remaining balance due at maturity on December 1, 2001. The Notes are redeemable, in whole or in part, at the option of the Company on or after December 1, 1996 at 106% of the principal amount until December 1, 1997 and declining to par by 1 1/2% annually through 2000.

         On September 30, 1996, the Company executed a $25 million Subordinated Note Purchase Agreement with a bank. The proceeds will be used to redeem 100% of the Company's $24.5 million 14% Subordinated Notes currently outstanding. The Note Purchase Agreement provides for funding between December 1 and December 31, 1996. In accordance with the indenture governing the 14% Subordinated Notes, the Company gave notice to the trustees of its intention to make a redemption on December 3, 1996. The maturity date of the new Subordinated Note is December 15, 2001 and can be extended two additional years at the Company's option. The new Subordinated Note is redeemable, in whole or in part, after one year without penalty or premium. Each partial payment must be equal to or in excess of $5 million. Interest on the new Subordinated Notes adjusts every three months and is at LIBOR plus 3.50%. Upon the actual redemption of the existing 14% Subordinated Notes, the Company expects to incur a $1.3 million expense, net of tax.

         In compliance with the terms of the new Subordinated Note, the Company purchased a three-year, 9% interest rate cap agreement, effective December 2, 1996 through December 2, 1999. The agreement provides that if the interest rate in effect for each three month period is greater than the cap rate, the bank will pay to the Company the excess interest computed.

         Mortgage Notes Payable. At September 30, 1996, mortgage notes payable outstanding were $104,000, secured by lots and land with a recorded book value of $314,000. The Company also had approximately $19.5 million of completion bonds and letters of credit outstanding at September 30, 1996.

         Cash. Net income from housing and lot and land sales are the Company's primary sources of net cash provided by operating activities. Net cash used by operating activities in the nine months ended September 30, 1996 was $7.8 million compared to $12.4 million for the comparable period of the prior year. The decrease in net cash used by operating activities was primarily due to a large increase in accounts payable and accrued liabilities.

         Land and Land Development. Over the past several years, the Company's land development activities and land holdings have increased significantly and the Company expects this trend to continue into the foreseeable future. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or other competing homebuilders. This is particularly true for the Company's Horizon product line where, due to the price points the Company targets, lots are generally not available from third party developers at economically feasible prices. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy the Company's demand for lots in the most cost effective manner.

         The $11.2 million increase in notes payable to banks from December 31, 1995 to September 30, 1996 reflects increased borrowings primarily attributable to a significant seasonal increase in houses under construction offset by a decrease in single family lots, land and land development costs. However, single family lots, land and land development costs increased $13.2 million in the third quarter, and it is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots and as its investment in houses under construction increases due to the higher backlog.

         In 1994, the Company entered into a land purchase contract which required a greater investment than the Company normally commits and could significantly impact the Company's liquidity. On January 31, 1994, the Company closed on the first phase of a six phase land purchase contract in the Maryland division. This first phase was purchased for $6.6 million and was developed into 106 single family and townhouse lots. Based on the demand for lots in this area and the strong sales in the first phase of this development, the Company purchased the second phase of this development through a series of three closings in May, June and July of 1995. The total purchase price for the second phase was approximately $6.4 million and this section was developed into 122 single family and townhouse lots. On July 1, 1996, the Company purchased the third phase for $5.6 million which will provide an additional 95 single family and townhouse lots. The Company sold a portion of the developed lots from the first and second phases to outside homebuilders and will be entering into similar contracts to sell a portion of the lots in the third phase to outside homebuilders. The Company has an option to purchase each of the remaining three phases. If the Company purchases all six phases, the total purchase price will be approximately $38.9 million and the land will be developed into approximately 710 lots.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital. The Company has initiated discussions with its lenders to eliminate the seasonal aspect of the loan agreement and increase the amount of the lines of credit by $20.0 million; however, there is no assurance that such terms can be obtained.

         The Company executed an agreement with certain unrelated parties for the development and occupancy of an approximately 85,000 square foot building to be used as the Company's headquarters. The four current office locations in Columbus, Ohio will be consolidated into one building in an effort to improve operating efficiencies. The building will be built, owned and operated by a limited liability company in which the Company has invested $1.1 million and holds a 1/3 interest (the "LLC"). The building will be financed primarily through borrowings of the LLC. The LLC has obtained financing for the construction of the building and also has obtained commitments for the permanent financing. The construction financing has been jointly and severally guaranteed by the members of the LLC. The Company has entered into a long-term operating lease for the premises with the LLC. Construction of the building has commenced and is expected to be completed late in the fourth quarter of 1996. The Company believes that any commitments arising from this transaction would not significantly affect its liquidity or capital resources.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate on the Company's outstanding debt, including the 14% Subordinated Notes, for the nine months ended September 30, 1996 was 9.7% as compared to 10.2% for 1995.

         In conjunction with its mortgage banking operations, the Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, the Company generally has been able to raise prices by amounts at least equal to its cost increases and, accordingly, has not experienced any detrimental effect from inflation. Where the Company develops lots for its own use, inflation may increase the Company's profits because land costs are fixed well in advance of sales efforts. The Company is generally able to maintain costs with subcontractors from the date a home sales contract is accepted; however, in certain situations, unanticipated costs may occur between the time a sales contract is executed and the time a home is constructed, resulting in lower gross profit margins.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company wishes to take advantage of the safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below.

         General Real Estate, Economic and Other Conditions. The home-building industry is significantly affected by changes in national and local economic and other conditions, including employment levels, changing demographic considerations, availability of financing, interest rates, consumer confidence and housing demand. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder, including competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. The Company has benefited during the current fiscal year from a relatively strong national economy and strong local economies in its markets. The Company has benefited as well from steadily low interest rates. If such trends do not continue, the Company's business will be adversely affected.

         Present and Future Subdivisions. The Company intends for its subdivisions to be built out over time. Therefore, the medium- and long-term financial success of the Company will be dependent on the Company's ability to develop and market its subdivisions successfully. Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks. Before a subdivision generates any revenue, material expenditures are required for items such as acquiring land; obtaining development approvals; and constructing project infrastructure (such as roads and utilities), model homes and sales facilities. It generally takes several years for subdivisions to achieve cumulative positive cash flow.

         Long-term Nature of Projects; Period-to-Period Fluctuations. The Company's subdivisions are long-term projects. Sales activity at the Company's subdivisions varies from period to period, and the ultimate success of any subdivision cannot necessarily be judged by results in any particular period or periods. A subdivision may generate significantly higher sales levels at inception (whether because of local pent-up demand in the area or other reasons) than it does during later periods over the life of the subdivision. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product and home closings among the Company's subdivisions.

         The Company's Markets. The Company's operations are concentrated in the Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; and Virginia and Maryland metropolitan areas. Although these are stable, established markets in which the Company has operated successfully, there can be no assurance that the stability of these markets or the Company's favorable results there will continue. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. For the nine months ended September 30, 1996, approximately 38% of the Company's housing revenue and a significant portion of the Company's operating income was derived from operations in its Columbus, Ohio market. The Company's performance could be significantly affected by changes in this market. The Company may also expand into new geographic markets which could reduce the Company's dependence upon the health of its existing markets. However, any new markets may prove to be less stable and may involve delays, problems and expenses not typically found by the Company in the existing markets with which it is familiar. Such delays, problems, and expenses would be likely to occur in any new market and may include, without limitation, the development of relationships with local contractors and suppliers, land acquisition and development, construction of new model homes, acquiring local office facilities and hiring additional personnel.

         Competition. The home-building industry is highly competitive. The Company competes in each of its local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than the Company. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled subcontractors. The Company also competes with the resale market for existing homes which provides certain attraction for home buyers over building a new home. The Company attempts to meet this competition from the home resale market by offering benefits which the resale market for existing homes cannot provide: new home warranties and the flexibility to select precise location, style and elevation, and interior and exterior finishes.

         Governmental Regulation and Environmental Considerations. The home-building industry is subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design, and construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. The Company must also obtain licenses, permits and approvals from various governmental agencies for its development activities, the granting of which are beyond the Company's control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although the Company cannot predict the impact on the Company of compliance with any such requirements, such requirements could result in time consuming and expensive compliance programs.

         The Company is also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given project vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause the Company to incur substantial compliance costs, including substantial expenditures for pollution and water quality control, and prohibit or severely restrict development in certain environmentally sensitive regions. Although there can be no assurance that it will be successful in all cases, the Company has a general practice of requiring an environmental audit and resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in the Company's developments.

         In addition, the Company has been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups, or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of operations by the Company without notice to, or recourse by, the Company. Although the Company's practice of resolving such issues before committing to purchase property tends to reduce the Company's exposure to financial risk as a result of such moratoriums, the Company must utilize its resources in dealing with them.

         Construction. The Company has from time to time experienced shortages of materials or qualified subcontractors and volatile increases in the cost of certain materials (particularly increases in the price of lumber and framing, which are significant components of home construction costs), resulting in longer than normal construction periods and increased costs not reflected in the prices of homes. Generally, the Company's home sale contracts do not contain provisions for price increases if the Company's costs of construction increase.

                  Additional information on factors which could affect the Company's financial results may be included in the Company's most recently filed Annual Report or Form 10-K, and subsequent reports, filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                           Description
------                           -----------

  10.1 Note Purchase Agreement between the Company and The First National Bank of Boston, dated September 30, 1996.

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

                                      M/I Schottenstein Homes, Inc.
                                      -----------------------------
                                             (Registrant)

Date:    November __, 1996            by:      /s/ Robert H. Schottenstein
                                               ---------------------------
                                               Robert H. Schottenstein
                                               President

Date:    November __, 1996            by:      /s/ Kerrii B. Anderson
                                               ---------------------------
                                               Kerrii B. Anderson
                                               Senior Vice President,
                                               Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                   DESCRIPTION                                        PAGE #
     10.1   Note Purchase Agreement between the Company and The First National
            Bank of Boston, dated September 30, 1996.