Form 10-K
period 1996-12-31
M I SCHOTTENSTEIN HOMES INC
filed 1997-03-31
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                       OR
                                       --

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

Commission File No. 33-44914, 33-68564

                          M/I SCHOTTENSTEIN HOMES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                         Ohio                                31-1210837
            -------------------------------               -------------------
            (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

                            3 Easton Oval, Suite 500
                              Columbus, Ohio 43219
                              --------------------

               (Address of principal executive offices)(zip code)
       Registrant's telephone number, including area code: (614) 418-8000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of Each Exchange on

                 Title of Each Class                     Which Registered
                 -------------------                -----------------------
            Common Stock, par value $.01            New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                              --------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 14, 1997, the aggregate market value of voting common stock held by non-affiliates of the registrant (3,548,617 shares) was approximately $37,260,000. The number of shares of common stock of M/I Schottenstein Homes, Inc., outstanding on March 14, 1997 was 8,800,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1996 (Part I, II and IV) Portions of the registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A not later than April 1, 1997 (Part III)

                                     PART I

ITEM 1.  BUSINESS

COMPANY

         M/I Schottenstein Homes, Inc. was reincorporated in Ohio in November 1993. Prior to that date, the Company was a Delaware corporation. As used in this report, the term "Company" refers to M/I Schottenstein Homes, Inc.; its subsidiary, M/I Financial Corp. ("M/I Financial"), and its predecessors, unless the context indicates otherwise. The Company maintains its executive offices at 3 Easton Oval, Suite 500, Columbus, Ohio 43219 and its telephone number is (614) 418-8000.

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

SEGMENT INFORMATION

         The Company operates in two business segments - home-building and financial services. The home-building operations include the development of land and the sale and construction of single-family attached and detached homes. The financial services operations involve the origination of mortgage loans primarily for purchasers of the Company's homes. The financial information relating to business segments for the three years ended December 31, 1996, appearing in exhibit 13 of this Annual Report on Form 10-K, is incorporated by reference.

HOME-BUILDING

         M/I Schottenstein Homes, Inc. is one of the nation's leading home builders. The Company is engaged in the sale and construction of single family homes marketed and sold under the M/I Homes and Showcase Homes tradenames. In 1995, the latest year for which information is available, the Company was the 19th largest U.S. home builder (based on total revenue) as ranked by Builder Magazine. During the year ended December 31, 1996, the Company delivered 3,246 homes with a total sales value of over $560 million.

         The Company commenced home-building operations in Columbus, Ohio in 1976 and expanded into and opened a home-building division in Tampa, Florida in 1981. In 1984 the Company further expanded in Florida by opening home-building divisions in Palm Beach County and Orlando. The Company opened home-building divisions in Charlotte and Raleigh, North Carolina in 1985 and 1986, respectively. In 1988, the Company established a separate home-building division for its Showcase product lines in Columbus, Ohio with the intent of building and marketing semi-custom, upscale homes to more affluent customers. In 1988, the Company also expanded into and opened home-building divisions in Cincinnati, Ohio and Indianapolis, Indiana. In 1991, the Company opened a home-building division in Washington, D.C., encompassing certain D.C. suburbs located in Virginia and Maryland. Due to the growth in the Washington, D.C. market, the Company split this market into separate Maryland and Virginia divisions in the first quarter of 1994. In May 1993, the Company introduced its Horizon line of homes in the Columbus market. This is the Company's lowest priced line of homes and is targeted primarily at first time home buyers. Due to the strong sales of this line since its introduction and the anticipated growth in this segment of the market, the Company established a separate division for the Horizon line in the Columbus market in 1994. The Company also introduced this line of entry-level homes in several of its other markets in 1994 and 1995. In the fourth quarter of 1996, the Company opened a home-building division in Phoenix, Arizona. In addition, the Company continues to explore opportunities for expanding into new and existing markets either by starting a new division or through acquisition.

         The Company, on a regional basis, offers up to seven distinct lines of single-family homes ranging in price from the low $80,000's to approximately $600,000, with an average sales price of homes in Backlog as of December 31, 1996 of $183,000. By offering a wide range of homes, the Company is able to attract first-time home buyers as well as move-up buyers, many of whom were previous M/I or Showcase homeowners. The Company seeks to distinguish itself from its competitors by offering homes that have a higher level of design and construction quality within a given price range. The Company also believes that it offers one of the highest levels of customer service in the industry. Based on the responses to the Company's customer questionnaire, for the sixth year in a row, more than 95% of the Company's customers would recommend an M/I or Showcase home to a potential home buyer.

         The Company believes that each of its markets has unique characteristics and must therefore be locally managed with dedicated, on-site management personnel. Each home-building division is supervised by a division president who reports to a region president. The Company encourages its region and division presidents to be entrepreneurial and has accordingly adopted an incentive compensation structure under which their aggregate compensation is largely determined on the basis of operating income and customer satisfaction in their region or division.

         To enhance the selling process, the Company operates design centers in the Columbus and Cincinnati markets. The design centers are staffed with interior design specialists who assist Columbus and Cincinnati customers in selecting interior and exterior colors as well as standard options and upgrades. In its other markets, the color selection and option/upgrade process is handled directly by the company's sales consultants.

BUSINESS STRATEGY

         The Company's business strategy emphasizes the following key areas: (i) maintaining profitability with focus on margins as well as expenses; (ii) having and continuing to pursue premier locations while maintaining a conservative land acquisition policy; (iii) maintaining a leadership position in Columbus and pursing profitable growth strategies in other markets; (iv) providing superior customer service; (v) providing product breadth and innovative design; and (vi) employing an experienced and entrepreneurial management team. Growth and performance expectations are always subject to changes in interest rates, the home-building industry's competitive environment, job growth and consumer confidence. The Company adapts to these constant changes by focusing on the following strategies and philosophies that have been key to its success:

         (i) Profitability. The overriding business strategy of the Company is to increase profitability and focus on margins in order to enhance shareholder value. At the same time, the Company remains committed to its core business practice of building quality homes and providing superior customer service. Although there are times when increasing profits may conflict with issues of quality and customer service, the Company believes that it has been particularly successful in striking the proper balance between these vital Company goals. In order to do this, the Company constantly explores new methods and procedures designed to improve operating efficiency without sacrificing quality. In the selling process, the marketing sales efforts of the Company promote credibility and quality rather than price cutting or so-called "give-aways". In each home-building division, significant attention is paid to improving subdivision absorption as well as revenue enhancement through premiums and price increases where warranted. Management believes the Company's long-standing and very conservative policy which limits the number of "spec" houses has allowed the Company to avoid the significant discounting which may accompany the sale of a "spec" house. The

Company strives to be in locations where the Company is the primary builder or, if not, the Company seeks to build in communities with other builders who have similar risk/return philosophies.

         The Company is constantly exploring ways in which to make money without selling additional homes. In support of this, the Company continues to promote value engineering of its product lines. The Company also strives to grow M/I Financial in the majority of its markets. In addition, in 1996, the Company formed a title insurance agency joint venture to capture title insurance profits in certain of its markets. Finally, the Company continues to pursue ways to reduce its overall cost of capital as well as maintain financial flexibility.

         (ii) Premier Locations and Conservative Land Acquisition Policy. The Company understands that the profitability of each of its home-building divisions is largely dependent upon the quality of the division's subdivision locations. When the market is strong, good locations truly excel and when the market weakens, good locations are usually the last to be affected. The Company has always been effective at securing good locations and with the formation of the Land Committee in early 1996, which is comprised of the CEO and other Senior Officers of the Company, the Company believes it will become even more effective in identifying and acquiring premier locations.

         The Company's land development activities and land holdings have increased significantly in the past few years and the Company expects land holdings to remain at relatively high levels. However, the Company has always pursued and continues to pursue a land acquisition policy that it believes is more conservative than the policies of the other national home builders. The Company develops its own lots where it can gain a competitive advantage by doing so or where shortages of qualified land developers make it impractical to purchase the required lots from outside sources. The Company seeks to limit its investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to four years. All land to be acquired by the Company must be zoned and serviceable by all necessary utilities prior to being purchased. From time to time, the Company develops land in joint ventures which, in most cases, are entirely equity financed. As of December 31, 1996, the Company had an inventory of 2,009 developed lots, 1,400 lots under development and 2,296 lots zoned for future development, including its share of lots owned by its joint ventures. The Company believes that this level of land inventory, in combination with 7,951 lots that the Company may acquire pursuant to outstanding option and purchase contracts, is sufficient to meet its anticipated building needs over the next three to four years.

         (iii) Maintaining Leading Position in the Columbus Market and Profitable Growth Strategies in Other Markets. The Company is the leading builder of single-family detached homes in the Columbus market. In fact, the Company has built and delivered the greatest number of single-family detached homes in the Columbus area during each of the last eight years. In 1996, the Company's market share in Columbus reached a record tying 24% of the total market. The Company seeks to maintain its leading position in this market by continuing to provide high quality homes and superior customer service. Its success in Columbus has enabled the Company to expand into new markets that offer significant growth opportunities.

          Between 1981 and 1996, the Company expanded into and currently operates home-building divisions in 10 markets outside its original Columbus market. The Company believes there are significant opportunities to improve profitability in these markets through expansion of the Company's product offerings, the acquisition of land in increasingly desirable locations and by constructing and selling homes with the same commitment to customer service that has accounted for the Company's success in its Columbus market. In addition, the Company continues to explore opportunities for expanding into new or existing markets whether by starting a new division, as evidenced by the expansion into Phoenix, Arizona late in 1996, or through acquisition. In developing proper growth strategies and goals for its other markets, however, the Company understands that the unique characteristics of each market significantly impacts the long-term strategies which the Company elects to pursue. Regardless of the strategies employed, the Company will continue to focus on profitability rather than mere market share.

         (iv) Superior Customer Service. The Company is committed to providing its home buyers with a wide array of functional and innovative designs from which to choose, quality construction utilizing the best building materials and a home with lasting value at an affordable price. The overriding Company philosophy is to provide superior service to its customers. The Company has always recognized that the purchase of a home in most instances represents the single largest investment ever made by its customers. The Company understands the importance of a home purchase decision and is sensitive to the fact that many prospective buyers have little knowledge of home construction and are unsure about how to choose a home builder and a home. Because of this, virtually every phase of the Company's operations - from the beginning of the selling process through construction, closing and service after delivery - is designed to educate and inform the customer, to involve the customer in the home-building process and to make the home-building experience more understandable and pleasant. The Company's selling process focuses on the home's features, benefits, quality and design (as opposed to merely emphasizing price and square footage). The Company assists many of its customers with financing and conducts a pre-construction "builder/buyer" conference with each customer to review the house plans, introduce the customer to his or her construction supervisor and explain the construction process. The Company encourages its customers to visit their homesites during construction and provides free periodic inspections of its homes after delivery. The Company also offers attractive warranties, including a 20-year transferable major structural warranty. The Company prides itself on the extraordinary efforts which it undertakes on a daily basis to "put the customer first" and thereby provide the highest level of customer service. As a result, based on the responses to the Company's customer questionnaire, for the sixth year in a row, more than 95% of the Company's customers would recommend one of the Company's homes to a potential home buyer.

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

         (vi) Management. The Company places high value on and dedicates substantial resources to assembling the most competent management team at the corporate and regional levels and within each of its divisions. The Company's success as a national home builder is in large part due to the skill and experience of the Company's managers, each of whom possesses intimate knowledge of the markets they manage. The Company encourages its managers to be entrepreneurial and to operate their regions and divisions as if they were their own and, accordingly, has adopted an incentive compensation structure under which aggregate compensation for regional and division presidents is determined on the basis of financial performance and customer satisfaction in their region or division.

SALES AND MARKETING

         The Company markets and sells its homes under the M/I and Showcase tradenames. Home sales are conducted from on-site sales offices in furnished model homes by the Company's sales personnel. Every sales consultant is trained and equipped to fully explain the features and benefits of the Company's homes, to determine which home best suits each customer's needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is paid to the training and re-training of all sales personnel to assure the highest levels of professionalism and product knowledge. The Company currently employs 105 sales consultants and operates approximately 150 model homes across all of its divisions.

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

         The Company generally does not commence construction of its homes until it obtains a sales contract and preliminary oral advice from the customer's lender that financing will be approved. However, in certain markets, contracts are sometimes accepted contingent upon the sale of an existing home and construction is authorized through a certain stage prior to satisfaction of that contingency. In addition, in all divisions, a limited number of "spec" homes, i.e., homes started in the absence of an executed contract, are built in order to permit construction and delivery of homes on an immediate-need basis and to provide presentation of new product. The Company has always followed a very conservative policy with respect to the number of spec homes that can be started. Management strictly controls and limits the number of spec homes.

         The Company's sales and marketing efforts are further enhanced by the Company's inspection and warranty programs. Through these programs, the Company offers a 2-year limited warranty on materials and workmanship and a 20-year limited warranty against major structural defects. To increase the value of these warranties, both are transferable in the event of the sale of the home. Immediately prior to closing and three months after a home is delivered, the Company inspects each home with the customer to determine if any repairs are required. At the customer's written request, the Company will also provide a free one-year inspection and again make any necessary repairs. The Company also passes along to its customers all warranties provided by manufacturers or suppliers of components installed in each home. The Company's warranty expense has been approximately 1.0% of total costs and expenses for each of the years ended December 31, 1996, 1995, and 1994.

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

         The construction of each home is supervised by a construction supervisor employed by the Company who reports to a Company-employed production manager. Every customer is introduced to their construction supervisor prior to commencement of home construction at a pre-construction "builder/buyer" conference. In addition to introducing the customer to the construction supervisor, the purpose of the "builder/buyer" conference is to review with the customer the home plans and all relevant construction details and to explain the construction process and schedule to the customer. Every customer is given a hard hat at the "builder/buyer" conference as an open invitation to visit the site at any time during the course of construction. The Company wants customers to become involved and better understand the construction of their home and to see the quality being built into their home. All of this is part of the Company's philosophy to "put the customer first" and enhance the total home-building experience.

         All homes are constructed according to standardized designs and meet applicable Federal Housing Authority ("FHA") and Veterans Administration ("VA") requirements. To allow maximum design flexibility, the Company limits the use of pre-assembled building components and pre-fabricated structural assemblies. The efficiency of the building process is enhanced by the Company's use of standardized materials available from a variety of sources. The Company has, from time to time, experienced construction delays due to shortages of materials or subcontractors. Such construction delays may, in turn, delay the delivery of homes, thereby extending the period of time between the signing of a purchase contract with respect to a home and the receipt of revenue by the Company; however, the Company cannot predict the extent to which shortages of necessary materials or labor may occur in the future. The Company employs independent subcontractors for the installation of site improvements and the construction of its homes. Subcontractors are supervised by the Company's on-site construction supervisors. All subcontractor work is performed pursuant to written agreements with the Company. Such agreements are generally short-term, with terms from six to twelve months, provide for a fixed price for labor and materials and are structured so as to allow for price protection for the Company's Backlog. The Company seeks to build in large volume with a view toward reducing the per unit cost of the homes which it sells due to advantages achieved by lower unit prices paid to subcontractors for labor and materials.

MARKETS

         The Company's operations are organized into geographic regions in order to maximize management and operating efficiencies. Each geographic region comprises one or more operating divisions for a particular major metropolitan area. The Company's present divisional operating structure is as follows:

                                                                                             Year
                                                                                          Operations
            Region                                     Division                            Commenced
            ------                                     --------                            ---------
Midwest:
     Ohio......................     Columbus - Hallmark/Heritage/Regency                     1976
                                    Columbus - Showcase                                      1988
                                    Columbus - Horizon                                       1994
                                    Cincinnati                                               1988

     Indiana...................     Indianapolis                                             1988

Florida:
     Florida...................     Tampa                                                    1981
                                    Orlando                                                  1984
                                    Palm Beach County                                        1984

Carolina/Washington, D.C.:
     Carolina..................     Charlotte                                                1985
                                    Raleigh                                                  1986

     Washington D. C...........     Virginia                                                 1991
                                    Maryland                                                 1991

Arizona:
     Arizona...................     Phoenix                                                  1996


          Midwest Region. The Company began its operations in the Columbus, Ohio market in 1976 and expanded into both Cincinnati, Ohio and Indianapolis, Indiana in 1988. These markets accounted for approximately 60% of the Company's deliveries in 1996.

          The Company believes that Columbus is a steady market with a stable and diverse employment base. The Company is the leading home builder in Columbus, having built and delivered more single-family detached homes in this market than any other home builder during each of the last eight years. In 1996, the Company had a 24% market share in the Columbus market.

          The Company believes that the Cincinnati market, similar to Columbus, is characterized by a stable economic environment and a diverse employment base. In 1994, the Company introduced its more affordable Horizon product line in this market in order to compete more effectively for first-time home buyers. This division recorded a record number of New Contracts and Homes Delivered in 1996, primarily due to the strong performance of the Horizon product line.

          The Indianapolis market is a growing market noted for an excellent transportation system and a relatively young population. In 1995, the Company introduced its Horizon product line in this market to offer more choices for first time home buyers. This division recorded a record number of Homes Delivered in 1996, primarily due to the strong performance of the Horizon product line.

          Florida Region. The Company entered the Florida market in 1981, when it opened its Tampa division. In 1984, the Company opened additional divisions in Palm Beach County and Orlando. In 1996, deliveries from this region represented approximately 20% of the Company's total deliveries.

          Tampa's economy is one of the fastest growing economies in the United States. Growth in this market is supported by business relocations and expansions, attracted by the metropolitan area's low costs and an ample labor supply. Due to the increased number of jobs in the services, government and finance industries, the Tampa market continues to present significant opportunities for the Company.

          Palm Beach County is one of the more affluent markets in the United States. The tourist industry is the largest employer and is one of the key drivers for the metropolitan area's growth. The Company introduced its highest priced product line in order to cater to the more affluent residents in this market.

          Orlando's economy is anchored by the service industry, representing approximately 33% of total employment. The Orlando market has traditionally experienced lower unemployment rates than both the state of Florida and the United States. Home builder competition remains strong in this area. In 1995, the Company introduced a more upscale product line in order to compete more effectively in this market.

          The Carolina/Washington, D.C. Region. In 1985, the Company entered Charlotte and a year later opened in Raleigh-Durham. In 1991, the Company expanded into both Virginia and Maryland. In 1996, these markets represented approximately 20% of the Company's total deliveries.

          Charlotte, which is home to two of the fastest growing firms in the banking industry, continues to grow as a financial center. The Company expects this market to continue to gain administrative and back-office jobs as these firms pursue growth outside the region. In addition, Charlotte is establishing itself as a transportation hub with its manufacturing base. Given this strong industry presence, Charlotte is ranked above average for long-term employment growth.

          Raleigh is well situated to take advantage of the explosive growth in high-tech firms with a well-educated workforce. The Company expects the housing market in this area to continue to exhibit strong growth. This division recorded a record number of Homes Delivered in 1996.

          The Company believes that the Washington, D.C. market will remain very competitive. The Washington, D.C. region historically has been dominated by federal government employment. However, there has been an increasing trend toward private sector jobs, especially in the high-technology area. The Company's current operations in the Washington, D.C. region are located primarily in Fairfax, Prince William and Loudoun counties in Virginia and Prince Georges, Montgomery and Anne Arundel counties in Maryland. The Company has experienced tremendous success in its Willows subdivision near the Potomac River in Maryland. The Company will continue to focus on geographic, product and pricing niches in the Washington, D.C. market.

         The Arizona Region. The Company entered the Phoenix market late in 1996. As commonly occurs in the home-building industry, it has been the Company's experience that it incurs substantial losses in a new market for the first two years of operations. With respect to 10 of the Company's 11 developing markets, these losses have already been absorbed in the Company's historical results of operations. The Company expects to incur losses in its Phoenix division as a result of its conservative expense policy relating to start-ups.

PRODUCT LINES

          The Company, on a regional basis, offers up to seven distinct product lines, ranging in price from the low $80,000's to approximately $600,000 and ranging in square footage from approximately 1,100 to 4,000 square feet. There are more than 200 different floor plans and elevations across all product lines. By offering a wide range of homes, the Company is able to attract first-time home buyers, move-up buyers and "empty-nesters".

          In the Columbus market, which is the Company's largest market, the Company offers all of its seven distinct product lines. In addition, the Company offers a select number of its product lines in its divisions outside of Columbus. The price range, excluding optional add-ons, and average square footage for these product lines in Columbus are shown below:

                                                                                           AVERAGE
                       PRODUCT LINE                      PRICE RANGE                   SQUARE FOOTAGE
                   ------------------------        -------------------------           --------------
                   Horizon                            $80,000  -  $140,000                  1,400
                   Heritage                          $115,000  -  $165,000                  1,500
                   Hallmark                          $140,000  -  $205,000                  2,000
                   Regency                           $165,000  -  $230,000                  2,450
                   Showcase Signature                $190,000  -  $230,000                  2,500
                   Hampsted                          $180,000  -  $300,000                  2,600
                   Showcase Classic                  $205,000  -  $310,000                  2,800

          In addition, the Company offers a line of attached townhomes in the Maryland and Virginia markets. These homes are marketed primarily to first-time buyers and range from 1,400 to 2,300 square feet of living space. These homes utilize wood frame construction and feature exteriors of aluminum with brick fronts.

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

LAND DEVELOPMENT ACTIVITIES

          The Company's land development activities and land holdings have increased significantly in the past few years and the Company expects land holdings to remain at relatively high levels. However, the Company pursues a land acquisition policy that it believes is more conservative than other national home builders. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit the Company's risk; however, the Company continues to evaluate all of its alternatives to satisfy its need for lots in the most cost effective manner. The Company develops its own lots where it can gain a competitive advantage by doing so or where shortages of qualified land developers make it impractical to purchase the required lots from outside sources. The Company seeks to limit its investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to four years. Although the Company purchases land and engages in land development activities primarily for the purpose of furthering its own home-building activities, in certain markets, the Company has developed land with the intention of selling a portion of the lots to outside home builders.

          To limit its risk in connection with raw land development, the Company has primarily acquired land through the use of contingent purchase contracts. All such contracts require the internal approval of the Company's land committee. These contracts condition the Company's obligation to purchase land upon the Company's review and approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, levels of taxation, traffic patterns, development costs, title matters and other property-related criteria. In addition, careful attention is paid to the quality of the public school system. Only after this thorough evaluation has been completed does the Company make a commitment to purchase undeveloped land. To further reduce its risk when evaluating the acquisition of raw land, the Company generally does not commence engineering until all necessary land use and zoning approvals are obtained.

          To diversify its investment in land, the Company from time to time enters into joint ventures and limited liability corporations (LLC's), generally with other homebuilders. At December 31, 1996, the Company had interests varying from 33% to 50% in each of 18 joint ventures and 5 LLC's. These joint ventures and LLC's develop land into lots and, generally, the Company receives its percentage interest in the joint venture and LLC in the form of a distribution of developed lots. These joint ventures and LLC's pay to the managing partner certain fees for accounting, administrative and construction supervision services performed by the managing partner in addition to its percentage interest as a partner in the profits of the joint venture and LLC. The Company currently is responsible for the management of 7 of the 18 joint ventures and 3 of the 5 LLC's. These joint ventures and LLC's are equity financed, except where seller financing is available on attractive terms.

          In developing lots and land, the Company is required by some municipalities and other governmental authorities to provide completion bonds for sewer, streets and other improvements. The Company generally provides letters of credit in lieu of these completion bonds. At December 31, 1996, $9.5 million of letters of credit were outstanding for these purposes, as well as $3.8 million of completion bonds.

AVAILABLE LOTS AND LAND

          The Company seeks to balance the economic risk of owning lots and land with the necessity of having lots available for its homes. At December 31, 1996, the Company had in inventory 2,003 developed lots and 979 lots under development. The Company also owned raw land expected to be developed into approximately 1,269 lots.

         In addition, at December 31, 1996, the Company's interest in lots held by its joint ventures and LLC's consisted of 6 developed lots and 421 lots under development. The Company also owns interests in raw land held by its joint ventures and LLC's zoned for 1,027 lots. It is anticipated that some of the lots owned by the Company and the joint ventures and LLC's will be sold to others, including land held through its joint ventures and LLC's.

         At December 31, 1996, the Company had options and purchase contracts, which expire over the next three years, to acquire 3,184 developed lots, and land which will be developed into approximately 4,767 lots, for a total of 7,951 lots, with an aggregate current purchase price of approximately $167.0 million. Purchase of the land which will be developed is contingent upon satisfaction of certain requirements by the Company and the sellers, such as zoning approval. The majority of purchase agreements for developed lots provide for periodic escalation of the purchase price which, the Company believes, reflects the developers' carrying cost of the lots. The following table sets forth the Company's land position in lots (including the Company's interest in joint ventures and LLC's) by region at December 31, 1996:

                                                        OWNED LOTS
                                           -----------------------------------
                                                           Under       To Be       Lots to be
                       Region              Developed    Development  Developed      Purchased    Total
                    ----------------------------------------------------------------------------------
                    Midwest                   857          992        1,575          5,195      8,619

                    Florida                   717          123          106          1,432      2,378

                    Carolina                  195          129          152            779      1,255

                    Washington, D.C.          240          156          463            545      1,404
                    ---------------------------------------------------------------------------------

                    Total                   2,009        1,400        2,296          7,951     13,656
                    =================================================================================

FINANCIAL SERVICES

         Through its wholly-owned subsidiary M/I Financial, the Company offers fixed and adjustable rate mortgage loans, primarily to buyers of the Company's homes. M/I Financial has branches in all of the Company's housing markets, with the exception of Virginia, Maryland and Phoenix. Of the 2,985 Homes Delivered in 1996, in the markets in which M/I Financial operates, M/I Financial provided financing for 2,309 of these homes, representing approximately $304.7 million of mortgage loans originated and sold. M/I Financial issues commitments to customers and closes both conventional and government-insured loans in its own name. However, in an effort to minimize the risk of financing activities, M/I Financial generally sells the loans it originates to the secondary market which provides the funding shortly thereafter. The Company retains a small servicing portfolio which it currently sub-services with a financial institution.

         At December 31, 1996, the Company was committed to fund $79.8 million in mortgage loans to home buyers. Of this total, approximately $11.0 million were adjustable rate loans and $68.8 million were fixed rate loan commitments. The loans are granted at current market interest rates and the rate is guaranteed through the transfer of the title of the home to the buyer. The Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the home closes. The method to be used is determined at the time of the loan commitment based on the market conditions and alternatives available. The Company's policy requires that there be no interest rate risk on loans closed waiting to be sold. Also according to the policy, the pipeline of committed loans is to be hedged at 70 to 95% of the committed balance which represents the percentage of loans expected to be closed.

         One of the methods the Company uses to hedge the interest rate risk relative to unclosed loans is to purchase commitments from outside investors to acquire the loans at the interest rate at which the loan will be closed. The cost of these purchase commitments is recorded as an asset and is expensed as loans are closed under the related commitments. Any remaining unused balance is expensed when the commitment expires, or earlier if the Company determines that it will be unable to use the entire commitment prior to its expiration date. At December 31, 1996, the Company had approximately $50.7 million of commitments to deliver mortgage loans to outside investors.

         Another method utilized by the Company to hedge its interest rate risk is the use of forward sales of mortgage-backed securities whereby the Company agrees to sell and later repurchase similar but not identical mortgage-backed securities. Generally, the agreements are fixed-coupon agreements whereby the interest rate and maturity date of both transactions are approximately the same and are established to correspond with the closing of the fixed interest rate mortgage loan commitments of the Company. The difference between the two values of the mortgage-backed securities in the agreements at settlement provide a hedge on the interest rate risk exposure in the mortgage loan commitments and is included in the gain or loss on the sale of the loans to third party investors. At December 31, 1996, these agreements matured within 90 to 120 days. Securities under forward sales agreements averaged approximately $15.3 million during 1996 and the maximum amounts outstanding at any month end during 1996 was $27.0 million, the balance at December 31, 1996. Hedging gains of $868,000 were deferred at year end as the mortgage loans and commitment contracts qualified for hedge accounting.

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

         M/I Financial has been approved by the Department of Housing and Urban Development and the VA to originate loans insured by the FHA and the VA, respectively, and has been approved by the Federal Home Loan Mortgage Corporation ("FHLMC") and by the Federal National Mortgage Association ("FNMA") as a seller and servicer of mortgages sold to the FHLMC and FNMA.

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

EMPLOYEES

         At March 14, 1997, the Company employed 732 people (including part-time employees), of which 179 were employed in sales; 303 in construction; and 250 in management, administrative and clerical positions. The Company considers its employee relations to be excellent. No employees are represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Company leases all of its offices, including the corporate and division locations. The Company leased a portion of its office space from M/I Office Development Company, an Ohio general partnership of which the Irving and Frankie Schottenstein Trust and the Melvin L. Schottenstein Marital Trust are partners. See "Item 13. Certain Relationships and Related Transactions." The Company currently leases a portion of its office space from a limited liability company, in which the Company has a minority equity interest. See Note 8 to the Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 6.    SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants during each of the two years ended December 31, 1996 and 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements of M/I Schottenstein Homes, Inc. and subsidiary have been incorporated herein by reference as set forth in Item 8 of Part II of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statements of Income - Year Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity - Year Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows - Year Ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.

                                                                                                 Page
                                                                                                 ----

         Independent Auditors' Report on financial statement schedules......................      21

         For the Year ended December 31, 1996, 1995 and 1994:
            Schedule II - Valuation and Qualifying Accounts ................................      21

         All other schedules have been omitted because the required information is included in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.

      3. Exhibits.

         The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K.

Exhibit Number                             Description
--------------            -----------------------------------------------------

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

Exhibit Number                             Description
--------------            -----------------------------------------------------

     10.1 Executive Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10(e) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.


     10.2 Amendments to the Predecessor's Executive Deferred Compensation Plan dated March 29, 1991 and June 24, 1992, hereby incorporated by reference to Exhibit 19(a) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.


     10.3 The Predecessor's Amended and Restated 401(K) Profit Sharing Plan, consisting of a savings plan adoption agreement, savings plan and savings plan trust, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.


     10.4 P.L. 1992 Limited Partnership Certificate and Agreement of Limited Partnership dated March 25, 1992, hereby incorporated by reference to Exhibit 10(vv) of the Predecessor's Registration Statement on Form S-4, Commission File No. 33-44914.

     10.5 Master Lease Agreement between the Predecessor and M/I Office Development Company dated August 7, 1992, hereby incorporated by reference to Exhibit 19(c) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.


     10.6 First Amendment to Master Lease Agreement between the Predecessor and M/I Office Development Company dated September 9, 1992, hereby incorporated by reference to
                          Exhibit 19(b) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.


     10.7 Second Amendment to Master Lease Agreement between the Predecessor and M/I Office Development Company dated October 30, 1992, hereby incorporated by reference to
                          Exhibit 19(c) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

     10.8 Third Amendment to Master Lease Agreement between the Predecessor and M/I Office Development Company dated March 4, 1996, hereby incorporated by reference to
                          Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


     10.9 Cascades 1992 Limited Partnership Certificate and Agreement of Limited Partnership dated July 20, 1992, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Exhibit Number                             Description
--------------            -----------------------------------------------------

     10.10 Revolving credit loan, seasonal loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The Huntington National Bank; NBD Bank; National City Bank, Columbus; The First National Bank of Boston and Bank One, Columbus, N.A., as agent for the banks, dated September 29, 1995, hereby incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995.

     10.11 Amendment No. 1 to revolving credit loan, seasonal loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; The First National Bank of Boston and Bank One, Columbus, N.A., as agent for the banks, dated May 7, 1996, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.


     10.12 Second restated revolving credit loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; The First National Bank of Boston; The Fifth Third Bank of Columbus and Bank One, Columbus, N.A., as agent for the banks, dated December 30, 1996. (Filed herewith.)

     10.13 Amendment No. 1 to second restated revolving credit loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; The First National Bank of Boston; The Fifth Third Bank of Columbus and Bank One, Columbus, N.A., as agent for the banks, dated March 14, 1997. (Filed herewith.)

     10.14 Promissory Note by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to
                          Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     10.15                Revolving Credit Agreement by and among the Company;
                          M/I Financial Corp. and Bank One, Columbus, N.A., dated August 7, 1995, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.


     10.16 First Amendment to revolving credit agreement by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated May 7, 1996, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.


     10.17                Revolving Credit Agreement by and among the Company;
                          M/I Financial Corp. and Bank One, Columbus, N.A. dated July 19, 1996, hereby incorporated by reference to
                          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

Exhibit Number                             Description
--------------            -----------------------------------------------------

     10.18 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission File No. 33-76518.


     10.19 Melvin and Irving Schottenstein Family Agreement by and among the Company and its then shareholders of record dated October 7, 1993, hereby incorporated by reference to Exhibit 10(ww) of the Company's Registration Statement on Form S-1, Commission File No. 33-68564.


     10.20 First Amendment to Melvin and Irving Schottenstein Family Agreement by and among the Company dated March 17, 1997. (Filed herewith.)


     10.21 Consulting and Separation Agreement between the Company and Eric J. Schottenstein, dated January 5, 1994, hereby incorporated by reference to Exhibit
                          10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


     10.22 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     10.23 Company's 1995 President and Chief Executive Officer Bonus Program, hereby incorporated by reference to
                          Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


     10.24 Company's 1995 Corporate Executive Vice President Bonus Program, hereby incorporated by reference to
                          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.


     10.25 Company's 1995 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.


     10.26 Company's 1996 President and Chief Executive Officer Bonus Program, hereby incorporated by reference to
                          Exhibit 10.45 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


     10.27 Company's 1996 Corporate Executive Vice President Bonus Program, hereby incorporated by reference to
                          Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


     10.28 Company's 1996 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit Number                             Description
--------------            -----------------------------------------------------

     10.29 Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


     10.30 Limited Liability Company Agreement of Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to
                          Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


     10.31 Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


     10.32 Note Purchase Agreement between the Company and The First National Bank of Boston, dated September 30, 1996, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     13 Annual Report to Shareholders for the year ended December 31, 1996. (Filed herewith.)


     21                   Subsidiaries of Company. (Filed herewith.)

     23                   Consent of Deloitte & Touche LLP. (Filed herewith.)


     24                   Powers of Attorney. (Filed herewith.)

    (b)    Reports on Form 8-K
           --------------------
           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

   (c)     See Item 14(a)(3).

   (d)     Financial Statement Schedule - See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 28th day of March, 1997.

                                           M/I SCHOTTENSTEIN HOMES, INC.
                                              (Registrant)

                                           By: /S/  ROBERT H. SCHOTTENSTEIN
                                              ---------------------------------
                                              Robert H. Schottenstein
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th of March, 1997.

         NAME AND TITLE                            NAME AND TITLE
         --------------                            --------------

IRVING E. SCHOTTENSTEIN*                    /S/  KERRII B. ANDERSON
-------------------------------             -------------------------------------------
Irving E. Schottenstein                     Kerrii B. Anderson
Chairman of the Board and                   Senior Vice President, Chief Financial
Chief Executive Officer                     Officer and Assistant Secretary
(Principal Executive Officer)               (Principal Financial and Accounting Officer)

FRIEDRICH  K. M. BOHM*                      NORMAN L. TRAEGER*
-------------------------------             -------------------------------------------
Friedrich K. M. Bohm                        Norman L. Traeger
Director                                    Director

HOLLY S. KASTAN*                            ERIC J. SCHOTTENSTEIN*
-------------------------------             -------------------------------------------
Holly S. Kastan                             Eric J. Schottenstein
Director                                    Director

AMY D. SCHOTTENSTEIN*                       /S/  ROBERT H. SCHOTTENSTEIN
-------------------------------             -------------------------------------------
Amy D. Schottenstein                        Robert H. Schottenstein
Director                                    President

STEVEN SCHOTTENSTEIN*                       LEWIS R. SMOOT, SR.*
-------------------------------             -------------------------------------------
Steven Schottenstein                        Lewis R. Smoot, Sr.
Director                                    Director

* The above-named Directors and Officers of the Registrant execute this report by Robert H. Schottenstein and Kerrii B. Anderson, their Attorneys-in-Fact, pursuant to powers of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission as Exhibit 24 to the report.

                                 By: /S/  ROBERT H. SCHOTTENSTEIN
                                    --------------------------------------------
                                    Robert H. Schottenstein, Attorney-in-Fact

                                 By: /S/  KERRII B. ANDERSON
                                    --------------------------------------------
                                    Kerrii B. Anderson, Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of M/I Schottenstein Homes, Inc.
Columbus, Ohio

We have audited the consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiary as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 27, 1997, except with respect to the last paragraph of Note 2, for which the date is March 15, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of M/I Schottenstein Homes, Inc. and its subsidiary, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP
-----------------------------------
Deloite & Touche LLP

Columbus, Ohio
February 27, 1997

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                      Additions
                                                   Balance at        Charged to                         Balance at
                                                    Beginning         Costs and                           End of
Description                                          of Year          Expenses         Deductions          Year
-----------                                          -------          --------         ----------          ----

Valuation allowance deducted from asset account - single-family lots, land and land development costs:

         Year ended
           December 31, 1996                          $975,000       $ 1,375,000      $         0       $ 2,350,000
                                                    ==========       ===========      ===========       ===========

         Year ended
           December 31, 1995                        $        0       $   975,000      $         0       $   975,000
                                                    ==========       ===========      ===========       ===========

         Year ended
           December 31, 1994                        $        0       $         0      $         0       $         0
                                                    ==========       ===========      ===========       ===========

                                  EXHIBIT INDEX

Exhibit Number                                Description                                     Page No.
--------------           -------------------------------------------------------              --------

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


     10.1 Executive Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10(e) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.


     10.2                 Amendments to the Predecessor's Executive Deferred
                          Compensation Plan dated March 29, 1991 and June 24,
                          1992, hereby incorporated by reference to Exhibit
                          19(a) of the Predecessor's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1992.


     10.3                 The Predecessor's Amended and Restated 401(K) Profit
                          Sharing Plan, consisting of a savings plan adoption agreement, savings plan and savings plan trust, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     10.4                 P.L. 1992 Limited Partnership Certificate and
                          Agreement of Limited Partnership dated March 25, 1992, hereby incorporated by reference to Exhibit 10(vv) of the Predecessor's Registration Statement on Form S-4,
                          Commission File No. 33-44914.

     10.5                 Master Lease Agreement between the Predecessor and M/I
                          Office Development Company dated August 7, 1992, hereby incorporated by reference to Exhibit 19(c) of the Predecessor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

Exhibit Number                                Description                                     Page No.
--------------           -------------------------------------------------------              --------


     10.6                 First Amendment to Master Lease Agreement between the
                          Predecessor and M/I Office Development Company dated
                          September 9, 1992, hereby incorporated by reference to
                          Exhibit 19(b) of the Predecessor's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1992.

     10.7                 Second Amendment to Master Lease Agreement between the
                          Predecessor and M/I Office Development Company dated
                          October 30, 1992, hereby incorporated by reference to
                          Exhibit 19(c) of the Predecessor's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1992.

     10.8                 Third Amendment to Master Lease Agreement between the
                          Predecessor and M/I Office Development Company dated
                          March 4, 1996, hereby incorporated by reference to
                          Exhibit 10.14 of the Company's Annual Report on Form
                          10-K for the year ended December 31, 1995.

     10.9                 Cascades 1992 Limited Partnership Certificate and
                          Agreement of Limited Partnership dated July 20, 1992, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.


     10.10 Revolving credit loan, seasonal loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The Huntington National
                          Bank; NBD Bank; National City Bank, Columbus; The
                          First National Bank of Boston and Bank One, Columbus,
                          N.A., as agent for the banks, dated September 29, 1995, hereby incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995.


     10.11 Amendment No. 1 to revolving credit loan, seasonal loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The
                          Huntington National Bank; The First National Bank of
                          Chicago; National City Bank of Columbus; The First
                          National Bank of Boston and Bank One, Columbus, N.A., as agent for the banks, dated May 7, 1996, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

Exhibit Number                                Description                                     Page No.
--------------           -------------------------------------------------------              --------


     10.12 Second restated revolving credit loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The Huntington National
                          Bank; The First National Bank of Chicago; National
                          City Bank of Columbus; The First National Bank of
                          Boston; The Fifth Third Bank of Columbus and Bank One,
                          Columbus, N.A., as agent for the banks, dated December
                          30, 1996. (Filed herewith.)

     10.13 Amendment No. 1 to second restated revolving credit loan and standby letter of credit agreement by and among the Company, Bank One, Columbus, N.A.; The
                          Huntington National Bank; The First National Bank of
                          Chicago; National City Bank of Columbus; The First
                          National Bank of Boston; The Fifth Third Bank of
                          Columbus and Bank One, Columbus, N.A., as agent for the banks, dated March 14, 1997. (Filed herewith.)

     10.14                Promissory Note by and among the Company, M/I
                          Financial Corp. and Bank One, Columbus, N.A., dated
                          November 5, 1993, hereby incorporated by reference to
                          Exhibit 19(d) of the Company's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1993.


     10.15                Revolving Credit Agreement by and among the Company;
                          M/I Financial Corp. and Bank One, Columbus, N.A., dated August 7, 1995, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1995.

     10.16 First Amendment to revolving credit agreement by and among the Company, M/I Financial Corp. and Bank One,
                          Columbus, N.A., dated May 7, 1996, hereby incorporated by reference to Exhibit 10.2 of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          March 31, 1996.

     10.17                Revolving Credit Agreement by and among the Company;
                          M/I Financial Corp. and Bank One, Columbus, N.A. dated
                          July 19, 1996, hereby incorporated by reference to
                          Exhibit 10.1 of the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1996.

     10.18 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8,
                          Commission File No. 33-76518.

Exhibit Number                                Description                                     Page No.
--------------           -------------------------------------------------------              --------


     10.19 Melvin and Irving Schottenstein Family Agreement by and among the Company and its then shareholders of record dated October 7, 1993, hereby incorporated by reference to Exhibit 10(ww) of the Company's
                          Registration Statement on Form S-1, Commission File
                          No. 33-68564.

     10.20                First Amendment to Melvin and Irving Schottenstein
                          Family Agreement by and among the Company dated March
                          17, 1997. (Filed herewith.)

     10.21                Consulting and Separation Agreement between the
                          Company and Eric J. Schottenstein, dated January 5,
                          1994, hereby incorporated by reference to Exhibit
                          10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     10.22 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9,
                          1994, hereby incorporated by reference to Exhibit
                          10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     10.23                Company's 1995 President and Chief Executive Officer
                          Bonus Program, hereby incorporated by reference to
                          Exhibit 10.29 of the Company's Annual Report on Form
                          10-K for the year ended December 31, 1994.

     10.24                Company's 1995 Corporate Executive Vice President
                          Bonus Program, hereby incorporated by reference to
                          Exhibit 10.1 of the Company's Quarterly Report on Form
                          10-Q for the quarter ended March 31, 1995.

     10.25                Company's 1995 Senior Vice President and Chief
                          Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          March 31, 1995.

     10.26                Company's 1996 President and Chief Executive Officer
                          Bonus Program, hereby incorporated by reference to
                          Exhibit 10.45 of the Company's Annual Report on Form
                          10-K for the year ended December 31, 1995.

     10.27                Company's 1996 Corporate Executive Vice President
                          Bonus Program, hereby incorporated by reference to
                          Exhibit 10.46 of the Company's Annual Report on Form
                          10-K for the year ended December 31, 1995.

Exhibit Number                                Description                                     Page No.
--------------           -------------------------------------------------------              --------


     10.28                Company's 1996 Senior Vice President and Chief
                          Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.47 of the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1995.

     10.29                Investment Home Compensation Plan dated September 1,
                          1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     10.30                Limited Liability Company Agreement of Northeast
                          Office Venture, Limited Liability Company dated
                          November 17, 1995, hereby incorporated by reference to
                          Exhibit 10.40 of the Company's Annual Report on Form
                          10-K for the year ended December 31, 1995.

     10.31 Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1995.

     10.32                Note Purchase Agreement between the Company and The
                          First National Bank of Boston, dated September 30,
                          1996, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     13                   Annual Report to Shareholders for the year ended
                          December 31, 1996. (Filed herewith.)

     21                   Subsidiaries of Company. (Filed herewith.)

     23                   Consent of Deloitte & Touche LLP. (Filed herewith.)

     24                   Powers of Attorney. (Filed herewith.)