Form 10-Q
period 1997-03-31
M I SCHOTTENSTEIN HOMES INC
filed 1997-05-15
CIK 799292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997
                                               ----------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to _____

              Commission file number 1-12434

                         M/I SCHOTTENSTEIN HOMES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                       31-1210837
                     ----                       ----------
          (State of incorporation) (I.R.S. Employer Identification No.)

           3 Easton Oval, Suite 500, Columbus, Ohio         43219
           ----------------------------------------         -----
           (Address of principal executive offices)      (Zip Code)

                                 (614) 418-8000
                                 --------------
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES _X_     NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 8,300,000 shares
                         outstanding as of May 13, 1997

                         M/I SCHOTTENSTEIN HOMES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
PART I. FINANCIAL INFORMATION                                            NUMBER
        Item 1.    Financial Statements

                   Consolidated Balance Sheets
                   March 31, 1997 and
                   December 31, 1996                                        3

                   Consolidated Statements of Income
                   for the Three Months Ended
                   March 31, 1997 and 1996                                  4

                   Consolidated Statements of Cash Flows
                   for the Three Months Ended
                   March 31, 1997 and 1996                                  5

                   Notes to Interim Consolidated Unaudited
                   Financial Statements                                     6

        Item 2.    Management's Discussion and Analysis
                   of Results of Operations and Financial
                   Condition                                                8

PART II. OTHER INFORMATION

        Item 6.    Exhibits and Reports on Form 8-K                        18

Signatures                                                                 19

Exhibit Index                                                              20

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,           December 31,
(Dollars in thousands)                                                            1997                  1996
---------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
ASSETS

Cash, including cash in escrow                                                  $  7,474              $  6,761
Receivables                                                                       15,754                34,447
Inventories:
     Single-family lots, land and land development costs                         139,969               129,025
     Houses under construction                                                   113,378                89,696
     Model homes and furnishings - at cost (less accumulated depreciation:
         March 31, 1997 - $58;
         December 31, 1996 - $56)                                                 17,797                19,482
     Land purchase deposits                                                          659                   716
Office furnishings, transportation and construction
     equipment - at cost (less accumulated depreciation:
     March 31, 1997 - $3,460;
     December 31, 1996 - $6,668)                                                   8,067                 1,635
Investment in unconsolidated joint ventures and limited partnerships              10,789                12,998
Other assets                                                                       8,537                10,599
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $322,424              $305,359
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable banks - home-building operations                                  $117,500              $ 77,000
Note payable bank - financial operations                                           4,070                23,300
Subordinated notes                                                                25,000                25,000
Accounts payable                                                                  39,728                32,016
Accrued compensation                                                               3,120                11,802
Income taxes payable                                                                 961                 1,502
Accrued interest, warranty and other                                              13,203                15,349
Customer deposits                                                                  8,721                 7,071
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           212,303               193,040
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                  -                     -
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued 8,800,000 shares, of which 500,000 shares are held in Treasury            88                    88
Additional paid-in capital                                                        50,573                50,573
Retained earnings                                                                 64,710                61,658
Treasury stock - at cost                                                          (5,250)                    -
--------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  110,121               112,319
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $322,424              $305,359
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
(Dollars in thousands, except per share information)                               1997                  1996
-------------------------------------------------------------------------------------------------------------
Revenue                                                                         $105,829               $95,858
--------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Land and housing                                                             84,073                76,955
     General and administrative                                                    6,410                 5,959
     Selling                                                                       7,917                 7,795
     Interest                                                                      2,362                 2,931
--------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                         100,762                93,640
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                                         5,067                 2,218
--------------------------------------------------------------------------------------------------------------

Income taxes:
     Current                                                                       1,151                   308
     Deferred                                                                        864                   587
--------------------------------------------------------------------------------------------------------------

Total income taxes                                                                 2,015                   895
--------------------------------------------------------------------------------------------------------------

Net income                                                                      $  3,052               $ 1,323
==============================================================================================================

Net income per common share                                                     $   0.35               $  0.15
==============================================================================================================

Weighted average common shares outstanding                                     8,716,667             8,800,000
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended March 31,
(Dollars in thousands)                                                                  1997               1996
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $  3,052          $   1,323
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Loss from property disposals                                                        102                 45
      Depreciation and amortization                                                       380                386
      Deferred income taxes                                                               864                587
      Decrease in receivables                                                          18,693              5,649
      Increase in inventories                                                         (29,428)           (15,225)
      Decrease (increase) in other assets                                               1,144               (843)
      Increase in accounts payable                                                      7,712              5,329
      Decrease in income taxes payable                                                   (541)            (2,307)
      Decrease in accrued liabilities                                                 (10,828)            (5,481)
      Equity in undistributed loss (income) of
         unconsolidated joint ventures and limited partnerships                           (79)               (32)
-----------------------------------------------------------------------------------------------------------------

         Net cash used by operating activities                                        ( 8,929)          ( 10,569)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                                        (6,844)               (83)
   Investment in unconsolidated joint ventures                                         (1,297)            (1,470)
   Distributions from unconsolidated joint ventures
      and limited partnerships                                                            113                329
----------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                         (8,028)            (1,224)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Cash proceeds from borrowings                                                    70,305             58,486
      Principal repayments                                                            (49,035)           (48,806)
   Principal repayments of mortgage notes payable                                           -                (98)
   Net increase in customer deposits                                                    1,650              2,431
   Payments to acquire treasury stock                                                  (5,250)                 -
----------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                     17,670             12,013
----------------------------------------------------------------------------------------------------------------

         Net increase in cash                                                             713                220
         Cash balance at beginning of year                                              6,761              8,136
----------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                               $  7,474          $   8,356
================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                           $  2,182          $   2,214
      Income taxes                                                                   $  2,269          $   2,630

NON-CASH TRANSACTIONS DURING THE YEAR:
   Single-family lots distributed from unconsolidated joint ventures                 $  3,473          $   1,762
================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

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

NOTE 2. AMENDED LOAN AGREEMENT

   On May 7, 1997, the Company amended its bank loan agreement. Limits on certain restrictive covenants were increased under the amended agreement. The amount available and other terms of the agreement remain substantially the same as those in the agreement that it amends.

NOTE 3. INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three months ended March 31, 1997 and 1996 is as follows:

                                                                                 Three Months Ended March 31,
(Dollars in Thousands)                                                               1997               1996
------------------------------------------------------------------------------------------------------------
Interest capitalized, beginning of period                                           $6,862           $ 7,560
Interest incurred                                                                    2,625             3,019
Interest expensed                                                                   (2,362)           (2,931)
------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period                                                 $7,125           $ 7,648
============================================================================================================

NOTE 4. CONTINGENCIES

   At March 31, 1997, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $152.8 million.

NOTE 5. TREASURY STOCK

   On March 17, 1997, the Company repurchased 500,000 shares of the Company's common stock at $10.50 per share, which represents the closing price of the Company's common stock on March 14, 1997, from the Melvin L. Schottenstein family interests. These shares are held as treasury shares by the Company. The total purchase price was $5,250,000 and was paid from the Company's general working capital.

NOTE 6. PER SHARE DATA

   Per share data for the three months ended March 31, 1997 was computed using the weighted average number of common shares outstanding during the period of 8,716,667. The Company has no common stock equivalents other than outstanding options, which have no significant effect on the calculation.

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has determined that the new standard will have no material impact on its EPS calculation.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                                FORM 10-Q PART I
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended March 31, 1997 was $105.8 million, a 10.3% increase over the $95.9 million recorded for the comparable period of 1996. Housing, land and other revenue increased $5.8 million, $3.5 million and $0.6 million, respectively. The increase in housing revenue was attributable to a 4.1% increase in the average sales price of Homes Delivered as the Company delivered only ten more homes for the first quarter of 1997 as compared to the prior year. The increase in land revenue was primarily due to a significant increase in the number of lots sold to third parties in the Maryland division during the first quarter of 1997 in comparison to the first quarter of 1996. The increase in other income was primarily attributable to M/I Financial, where both the number of loans originated and the gains recognized from the sale of loans increased in the current year.

         Income Before Income Taxes. Income before income taxes for the first quarter of 1997 increased 128.4% over the comparable period of 1996. Income before income taxes reached $5.1 million, a record for the Company's first quarter. The increase related to housing and land, where income before income taxes increased from $1.2 to $3.5 million, and M/I Financial, where income before income taxes increased from $1.0 to $1.6 million. The increase in housing was primarily due to the increase in the average selling price of Homes Delivered. The average selling price increased from $170,000 for the first quarter of 1996 to $177,000 in 1997. The increase in land was primarily due to a significant increase in the number of lots sold to third parties at relatively high margins in the Maryland division during the first quarter of 1997 in comparison to the first quarter of 1996. The increase in M/I Financial was primarily due to the significant increase in income from the sale of servicing and marketing gains due to increased loan volume and the favorable interest rate environment during the last half of 1996 and the first quarter of 1997. Income before income taxes also increased due to a decrease in interest expense from $2.9 million in the first quarter of 1996 to $2.4 million in the comparable period of 1997. This decrease was primarily attributable to a decrease in the weighted average interest rate as a result of more favorable terms on the Company's line of credit facilities and due to replacing the 14% Subordinated Notes with a new Subordinated Note at a significantly lower rate.

HOME-BUILDING SEGMENT

The following table sets forth certain information related to the Company's home-building segment:

                                                                                     Three Months Ended March 31,
(Dollars in thousands)                                                                     1997            1996
====================================================================================================================
Revenue:
   Housing sales                                                                        $98,680         $92,893
   Land and lot sales                                                                     4,602           1,105
   Other income                                                                             296             203
--------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                          $103,578         $94,201
====================================================================================================================
Revenue:
   Housing sales                                                                           95.3%           98.6%
   Land and lot sales                                                                       4.4             1.2
   Other income                                                                             0.3             0.2
--------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                             100.0           100.0
Land and housing costs                                                                     81.6            82.1
--------------------------------------------------------------------------------------------------------------------
   Gross Margin                                                                            18.4            17.9
General and administrative expenses                                                         3.5             3.2
Selling expenses                                                                            7.6             8.3
--------------------------------------------------------------------------------------------------------------------
   Operating Income                                                                         7.3             6.4
====================================================================================================================
MIDWEST REGION
Unit Data:
   New contracts                                                                            587             602
   Homes delivered                                                                          342             319
   Backlog at end of period                                                               1,153           1,220
Average sales price of homes in backlog                                                    $174            $161
Aggregate sales value of homes in backlog                                              $200,000        $197,000
Number of active subdivisions                                                                80              80
====================================================================================================================
FLORIDA REGION
Unit Data:
   New contracts                                                                            172             181
   Homes delivered                                                                          112             113
   Backlog at end of period                                                                 281             293
Average sales price of homes in backlog                                                    $171            $172
Aggregate sales value of homes in backlog                                               $48,000         $50,000
Number of active subdivisions                                                                30              35
====================================================================================================================
NORTH CAROLINA, VIRGINIA AND MARYLAND REGION
Unit Data:
   New contracts                                                                            148             173
   Homes delivered                                                                          103             115
   Backlog at end of period                                                                 253             317
Average sales price of homes in backlog                                                    $237            $219
Aggregate sales value of homes in backlog                                               $60,000         $70,000
Number of active subdivisions                                                                35              35
====================================================================================================================
TOTAL
Unit Data:
   New contracts                                                                            907             956
   Homes delivered                                                                          557             547
   Backlog at end of period                                                               1,687           1,830
Average sales price of homes in backlog                                                    $183            $173
Aggregate sales value of homes in backlog                                              $308,000        $317,000
Number of active subdivisions                                                               145             150
====================================================================================================================

         The Phoenix division, which began operations late in 1996, had no activity for the quarter.

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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first three months of 1997, the Company delivered 557 homes, most of which were homes under contract in Backlog at December 31, 1996. Of the 1,337 contracts in Backlog at December 31, 1996, 8.9% have been canceled as of March 31, 1997. For homes in Backlog at December 31, 1995, 10.3% had been canceled as of March 31, 1996. For the homes in Backlog at December 31, 1995, the final cancellation percentage was 14.4%. Unsold speculative homes, which are in various stages of construction, totaled 129 and 149 at March 31, 1997 and 1996, respectively.

         Total Revenue. Total revenue for the three months ended March 31, 1997 increased 10.0% compared to the three months ended March 31, 1996. This increase was due to a 6.2% increase in housing revenue and a 316.5% increase in land revenue. The increase in housing revenue was due to a 4.1% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all of the Company's markets with the exception of Tampa, Orlando and Palm Beach County. The largest increases were due to the increase in the number of Homes Delivered in the Columbus Showcase and Maryland divisions, where the average sales prices are significantly higher than the Company's average due to the types of product offered. In addition, these two divisions experienced significant increases in the average sales price of Homes Delivered due to increased closings in various higher priced subdivisions. The increase in land revenue from $1.1 million to $4.6 million was primarily attributable to the Maryland division. The Maryland division had significant lot sales to outside home-builders from its Willows land development project in the three months ended March 31, 1997 which did not occur in the prior year. The Company is developing additional sections of this project and has entered into contracts to sell a portion of the lots developed to certain outside homebuilders.

         Home Sales and Backlog. The Company recorded a 5.1% decrease in the number of New Contracts recorded in the first quarter of 1997 as compared to the corresponding period of 1996. The number of New Contracts recorded in the current year was lower in all of the Company's regions. The decrease in the number of New Contracts recorded is primarily attributable to a record number of New Contracts recorded in the first quarter of 1996. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         At March 31, 1997, the total sales value of the Company's Backlog of 1,687 homes was approximately $308.0 million, representing a 2.8% decrease in sales value and a 7.8% decrease in units from the levels reported at March 31, 1996. The decrease in units at March 31, 1997 is a result of record high deliveries in the first quarter of 1997 and a decrease in New Contracts recorded in the second half of 1996 and first quarter of 1997. The average sales price of homes in Backlog increased 5.8% from March 31, 1996 to March 31, 1997. This increase was primarily due to increases in the Columbus,

Cincinnati, Charlotte and Maryland divisions where the Company is building in more upscale and certain niche subdivisions.

         Gross Margin. The overall gross margin for the home-building segment was 18.4% for the three month period ended March 31, 1997 compared to 17.9% for the three month period ended March 31, 1996. The gross margin from housing sales was 18.2% in the first quarter of 1997 as compared to 18.3% in the first quarter of 1996. The overall increase in gross margin was mainly due to lot and land sales, where margins increased from 2.4% to 30.0%. The Maryland division had a significant increase in the number of lots sold to outside homebuilders from its Willows land development project. The division sold 25 lots in the Willows in the first quarter of 1997, while there were no lots sold from this project in the first quarter of 1996. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control. Due to the strong level of sales during the last quarter of 1996 and the first quarter of 1997, some of the Company's divisions are beginning to experience shortages of qualified subcontractors in certain construction trades. This could negatively impact gross margins by requiring the Company to pay premiums to expedite construction work or by delaying construction, thus delaying revenue recognition and increasing carrying costs. In addition, due to the competitive sales environment, the Company is offering promotions in selected cities which could adversely impact gross margins in 1997.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue increased from 3.2% for the three months ended March 31, 1996 to 3.5% for the three months ended March 31, 1997. This increase was primarily attributable to the increase in real estate tax expense and bonuses. Real estate taxes increased in the current year as the Company's investment in developed lots and raw land awaiting development increased over prior year balances. More bonuses were recorded in the first quarter of 1997 as compared to the first quarter of 1996 due to the significant increase in net income.

         Selling Expenses. Selling Expenses as a percentage of total revenue decreased from 8.3% for the three months ended March 31, 1996 to 7.6% for the three months ended March 31, 1997. This decrease was primarily due to decreases in sales commissions paid to outside Realtors. During 1995, the Company had various Realtor promotions in numerous cities on houses which closed in the first quarter of 1996. Due to a stronger sales environment in 1996, the Company did less of these promotions.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                                                                       Three Months Ended March 31,
(Dollars in thousands)                                                                     1997           1996
====================================================================================================================
Number of loans originated                                                                  423            408
   Revenue:
   Loan origination fees                                                                 $  561         $  486
   Sale of servicing and marketing gains                                                  1,545          1,080
   Other                                                                                    628            505
--------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                             2,734          2,071
--------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                                       1,036          1,051
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         $1,698         $1,020
====================================================================================================================

         Total Revenue. Total revenue for the three months ended March 31, 1997 was $2.7 million, a 28.6% increase over the $2.1 million recorded for the comparable period of the prior year. Loan origination fees increased 15.4% from the first quarter of 1996 to the first quarter of 1997, primarily due to the Company being able to capture a greater market share of the parent Company's business, specifically the higher end product line.

         Revenue from sale of servicing and marketing gains increased 43.1% from $1.1 million for the three months ended March 31, 1996 to $1.5 million for the three months ended March 31, 1997. The increase in servicing fees was primarily due to more fixed rate mortgages originated during the first three months of 1997 as compared to the comparable period of 1996. The Company earns higher premiums on fixed rate mortgages as opposed to adjustable rate mortgages. The increase in marketing gains was primarily due to favorable market conditions during the last part of 1996 and early part of 1997 which increased marketing gains on loans that closed during the first quarter of 1997. M/I Financial uses hedging methods whereby it has the option, but is not required, to complete the hedging transaction. This allowed the Company to record significant servicing and marketing gains during the period of falling interest rates while limiting its risk of loss from a rising interest rate market.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1997 were $1.0 million, a 1.4% decrease from the comparable period of the prior year. The decrease was primarily due to a decrease in applications received. There were 56 fewer applications taken in the first quarter of 1997 as compared to the first quarter of 1996.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. General and administrative expenses remained constant at $1.9 million for the three months ended March 31, 1997 and 1996. As a percentage of total revenue, general and administrative expenses decreased to 1.8% for the three months ended March 31, 1997 from 2.0% for the comparable period in the prior year. This decrease resulted from an increase in total revenue.

         Interest Expense. Corporate and home-building interest expense for the first quarter of 1997 totaled $2.4 million, a 19.4% decrease from the $2.9 million recorded for the comparable period of the prior year. Interest expense was lower in the current year due to the decreases in the weighted average interest rate and the increase in the net amount of interest capitalized during the first quarter of 1997 as compared to the first quarter of 1996. The weighted average interest rate decreased due to the Company replacing its 14% Subordinated Notes with a new Subordinated Note at a significantly lower rate in December of 1996. In 1996, the Company switched its bank borrowings from prime to LIBOR plus a margin which also reduced the interest rate.

LIQUIDITY AND CAPITAL RESOURCES

         Notes Payable Banks. The Company's financing needs depend upon its sales volume, asset turnover, land acquisition and inventory balances. The Company continues to incur substantial indebtedness, and expects to incur indebtedness in the future, to fund the growth of its homebuilding activities. Historically, the Company's principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured.

         At March 31, 1997, the Company had bank borrowings outstanding of $117.5 million under its loan agreement relating to its home-building operations, which permits aggregate borrowings not to exceed the lesser of: (A. $186.0 million in revolving credit loans, and an additional $25.0 million in the form of Letters of Credit, including $4.0 million for joint ventures in which the Company is a partner; or B. the Company's borrowing base, which is calculated based on specified percentages of certain types of assets held by the Company as of each month end.) The loan agreement matures September 30, 2001, at which time the unpaid balance of the revolving credit loans outstanding shall be due and payable. Under the terms of the loan agreement, the banks make an annual determination as to whether or not to extend the maturity date of the commitments by one year. At March 31, 1997, borrowings under the loan agreement were at LIBOR plus a margin of between 1.75% and 2.50% based on the Company's ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to consolidated interest incurred and were primarily unsecured. The loan agreement contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The loan agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, on dividends that may be paid and on the aggregate cost of certain types of inventory the Company can hold at any one time.

         On May 7, 1997, the Company amended its bank loan agreement. Limits on certain restrictive covenants were increased under the amended agreement. The amount available and other terms of the agreement remain substantially the same as those in the agreement that it amends.

         An additional $4.1 million was outstanding as of March 31, 1997 under the M/I Financial loan agreement, which permits borrowings of $25.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. This agreement limits the borrowings to 95% of the aggregate face amount of the mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. At March 31, 1997, borrowings under this agreement were slightly less than the bank's prime rate and were unsecured. The agreement terminates on June 20, 1997, and the unpaid balance of such borrowings are payable on this date.

         At March 31, 1997, the Company had the right to borrow up to $200.5 million under its credit facilities, including $14.5 million under the M/I Financial loan agreement (95% of the aggregate face amount of eligible mortgage loans). At March 31, 1997, the Company had $78.9 million of unused borrowing availability under its loan agreements. The Company also had approximately $24.6 million of completion bonds and letters of credit outstanding at March 31, 1997.

         Subordinated Note. In addition, there was outstanding a Subordinated
Note in the amount of $25.0 million at March 31, 1997. The maturity date is December 15, 2001 and can be extended two additional years at the Company's option. The Subordinated Note is redeemable, in whole or in part, after one year without penalty or premium. Interest on the Subordinated Note can adjust every three months and is based on LIBOR plus 3.50%.

         In compliance with the terms of the Subordinated Note, the Company purchased a three year, 9% interest rate cap agreement, effective December 2, 1996 through December 2, 1999. The agreement provides that if the interest rate in effect for each three month period is greater than the cap rate, the bank will pay to the Company the excess interest computed.

         Cash. Net income from housing and lot and land sales is the Company's primary source of net cash provided by operating activities. Net cash used by operating activities in the three months ended March 31, 1997 was $8.9 million compared to $10.6 million for the prior year. The decrease in net cash used by operating activities was primarily due to a large decrease in accounts receivable and an increase in accounts payable. This was partially offset by an increase in inventories and a decrease in accrued liabilities.

         Land and Land Development. Over the past several years, the Company's land development activities and land holdings have increased significantly, and the Company expects this trend will continue to increase in the foreseeable future. Lots, land and land development costs increased 8.5% in the first quarter of 1997 from December 31, 1996. The Company anticipates that its land holdings in the Columbus market will increase 50% in 1997. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or other competing homebuilders. This is particularly true for the Company's Horizon product line where, due to the price points the Company targets, lots are generally not available from third party developers at economically feasible prices. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy the Company's demand for lots in the most cost effective manner.

         The $21.3 million increase in notes payable to banks from December 31, 1996 to March 31, 1997 reflects increased borrowings primarily attributable to the seasonal increase in homes under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $23.7 million in the first quarter while single-family lots, land and land development costs increased $10.9 million. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots and as its investment in houses under construction increases.

         In 1994, the Company entered into a land purchase contract which required a greater investment than the Company normally commits. As of March 31, 1997, the Company has closed on the first three phases of a six-phase land purchase contract in the Maryland division. The Company sold a portion of the developed lots from the first and second phases to outside homebuilders and is currently selling a portion of the lots in the third phase to outside homebuilders. The Company has an option to purchase each of the remaining three phases. If the Company purchases all six phases, the total purchase price will be approximately $38.9 million and the land will be developed into approximately 710 lots.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital.

         Treasury Stock. On March 17, 1997, the Company repurchased 500,000 shares of the Company's common stock at $10.50 per share, which represents the closing price of the Company's common stock on March 14, 1997, from the Melvin
L. Schottenstein family interests. These shares are held as treasury shares by the Company. The total purchase price was $5,250,000 and was paid from the Company's general working capital. In conjunction with this stock transaction, Lenore S. Sagner resigned from the Board of Directors, and Amy D. Schottenstein was elected to fill the resulting vacancy.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rates on the Company's outstanding debt for the three months ended March 31, 1997 was 8.4% as compared to 10.0% for the three months ended March 31, 1996.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         The Company wishes to take advantage of the safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information, this Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain forward-looking statements, including, but not limited to, statements regarding the Company's future financial performance and financial condition. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below.

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

         Long-term Nature of Projects; Period-to-Period Fluctuations. The majority of the Company's subdivisions are long-term projects. Sales activity at the Company's subdivisions varies from period to period, and the ultimate success of any subdivision cannot necessarily be judged by results in any particular period or periods. A subdivision may generate significantly higher sales levels at inception (whether because of local pent-up demand in the area or other reasons) than it does during later periods over the life of the subdivision. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product and home closings among the Company's subdivisions.

         The Company's Markets. The Company's operations are concentrated in the Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; and Virginia and Maryland metropolitan areas. Although these are stable, established markets in which the Company has operated successfully, there can be no assurance that the stability of these markets or the Company's favorable results there will continue. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. For the three months ended March 31, 1997, approximately 45% of the Company's housing revenue and a significant portion of the Company's operating income was derived from operations in its Columbus, Ohio market. The Company's performance could be significantly affected by changes in this market. The Company has also expanded into a new geographic market, Phoenix, Arizona, which could reduce the Company's dependence upon its existing markets. The Company currently has three employees in Phoenix and is actively pursuing land positions in the Phoenix market. A significant amount of selling and general and administrative expenses are incurred when opening a new division, and, as a result, such expenses will increase in 1997. However, any new markets may prove to be less stable and may involve delays, problems and expenses not typically found by the Company in the existing markets with which it is familiar. Such delays, problems, and expenses would be likely to occur in any new market and may include, without limitation, the development of relationships with local contractors and suppliers, land acquisition and development, construction of new model homes, acquiring local office facilities and hiring additional personnel.

         Competition. The home-building industry is highly competitive. The Company competes in each of its local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than the Company. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled subcontractors. The Company also competes with the resale market for existing homes, which provides certain attraction for home buyers over building a new home. The Company attempts to meet this competition from the home resale market by offering benefits which the resale market for existing homes cannot provide: new home warranties and the flexibility to select precise location, style and elevation, and interior and exterior finishes.

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

         The Company is also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given project vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause the Company to incur substantial compliance costs (including substantial expenditures for pollution and water quality control) and prohibit or severely restrict development in certain environmentally sensitive regions. Although there can be no assurance that it will be successful in all cases, the Company has a general practice of requiring an environmental audit and resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in the Company's developments.

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

         Construction. The Company has from time to time experienced shortages of materials or qualified subcontractors and volatile increases in the cost of certain materials (particularly increases in the price of lumber and framing, which are significant components of home construction costs), resulting in longer than normal construction periods and increased costs not reflected in the prices of homes. Generally, the Company's home sales contract does not contain provisions for price increases if the Company's costs of construction increase.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
   10.1               Second Amendment to second restated revolving credit loan
                      and standby letter of credit agreement by and among the
                      Company, Bank One, Columbus, N.A.; The Huntington National
                      Bank; The First National Bank of Chicago; National City
                      Bank of Columbus; The First National Bank of Boston, The
                      Fifth Third Bank of Columbus and Bank One, Columbus, N.A.
                      as agent for the banks, dated May 7, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    M/I SCHOTTENSTEIN HOMES, INC.

                                                  (Registrant)

Date:    May  13, 1997              by:      /s/ Robert H. Schottenstein
                                             ------------------------------
                                             Robert H. Schottenstein
                                             President

Date:    May  13, 1997              by:      /s/ Kerrii B. Anderson
                                             ------------------------------
                                             Kerrii B. Anderson
                                             Senior Vice President,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)