Form 10-Q
period 1997-06-30
M I SCHOTTENSTEIN HOMES INC
filed 1997-08-14
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1997
                                         -------------

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

            Common stock, par value $.01 per share: 7,597,561 shares
                        outstanding as of August 12, 1997

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                                        PAGE
PART I.           FINANCIAL INFORMATION                                                                NUMBER

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets
                                    June 30, 1997 and
                                    December 31, 1996                                                    3

                                    Consolidated Statements of Income
                                    for the Three Months and Six Months Ended
                                    June 30, 1997 and 1996                                               4

                                    Consolidated Statements of Cash Flows
                                    for the Six Months Ended
                                    June 30, 1997 and 1996                                               5

                                    Notes to Interim Unaudited Consolidated Financial
                                    Statements                                                           6

                  Item 2.           Management's Discussion and Analysis
                                    of Results of Operations and
                                    Financial Condition                                                  8

PART II.          Other Information

                  Item 1.           Legal Proceedings                                                   20

                  Item 2.           Changes in Securities                                               20

                  Item 3.           Defaults upon Senior Securities                                     20

                  Item 4.           Submission of Matters to a Vote of Security
                                    Holders                                                             20

                  Item 5.           Other Information                                                   20

                  Item 6.           Exhibits and Reports on Form 8-K                                    20

Signatures                                                                                              21

Exhibit Index                                                                                           22

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,            December 31,
(Dollars in thousands)                                                            1997                  1996
-----------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
ASSETS

Cash, including cash in escrow                                                $   11,124            $    6,761
Receivables                                                                       25,697                34,447
Inventories:
     Single-family lots, land and land development costs                         139,697               129,025
     Houses under construction                                                   119,430                89,696
     Model homes and furnishings - at cost (less accumulated depreciation:
         June 30, 1997 - $61;
         December 31, 1996 - $56)                                                 21,909                19,482
     Land purchase deposits                                                          600                   716
Office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
         June 30, 1997 - $3,693;
         December 31, 1996 - $6,668)                                               8,185                 1,635
Investment in unconsolidated joint ventures and limited partnerships              12,828                12,998
Other assets                                                                       9,758                10,599
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                    $  349,228            $  305,359
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable banks - home-building operations                                  $129,000               $77,000
Note payable bank - financial operations                                           9,580                23,300
Subordinated notes                                                                25,000                25,000
Accounts payable                                                                  42,137                32,016
Accrued compensation                                                               5,941                11,802
Income taxes payable                                                               1,162                 1,502
Accrued interest, warranty and other                                              12,555                15,349
Customer deposits                                                                  9,097                 7,071
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           234,472               193,040
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                  -                     -
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued 8,800,000 shares, of which 500,000 shares are held in Treasury            88                    88
Additional paid-in capital                                                        50,573                50,573
Retained earnings                                                                 69,345                61,658
Treasury stock - at cost                                                          (5,250)                    -
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                       114,756               112,319
--------------------------------------------------------------------------------------------------------------

         TOTAL                                                                $  349,228            $  305,359
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
(Dollars in thousands, except per share information)   1997            1996              1997            1996
-------------------------------------------------------------------------------------------------------------



Revenue                                               $146,014        $137,357         $251,843        $233,215
---------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                  117,459         110,975          201,532         187,930
     General and administrative                          8,388           7,559           14,798          13,518
     Selling                                             9,620           8,948           17,537          16,743
     Interest                                            2,699           3,097            5,061           6,028
---------------------------------------------------------------------------------------------------------------


Total costs and expenses                               138,166         130,579          238,928         224,219
---------------------------------------------------------------------------------------------------------------


Income before income taxes                               7,848           6,778           12,915           8,996
---------------------------------------------------------------------------------------------------------------


Income taxes:
     Current                                             3,213           3,817            4,364           4,125
     Deferred                                                -            (975)             864            (388)
------------------------------------------------------------------------------- --------------------------------


Total income taxes                                       3,213           2,842            5,228           3,737
---------------------------------------------------------------------------------------------------------------


Net income                                           $   4,635        $  3,936        $   7,687        $  5,259
===============================================================================================================

Net income per common share                          $    0.56        $   0.45        $    0.90        $   0.60
===============================================================================================================

Weighted average common shares
     outstanding                                     8,300,000       8,800,000        8,507,182       8,800,000
===============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)

---------------------------------------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                                                                 1997                1996
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                      $    7,687            $   5,259
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Loss from property disposals                                                        121                   40
      Depreciation and amortization                                                       774                  771
      Decrease (increase) deferred income taxes                                           864                 (975)
      Decrease in receivables                                                           8,750                1,109
      Increase in inventories                                                         (38,242)             (24,253)
      Increase in other assets                                                           (132)                (573)
      Increase in accounts payable                                                     10,121               14,321
      Decrease in income taxes payable                                                   (340)              (1,274)
      Decrease in accrued liabilities                                                  (8,655)              (2,057)
      Equity in undistributed income of
         unconsolidated joint ventures and limited partnerships                          (151)                 (84)
-------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                        (19,203)              (7,716)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                                        (7,329)                (301)
   Investment in unconsolidated joint ventures                                         (4,680)              (5,003)
   Distributions from unconsolidated joint ventures
      and limited partnerships                                                            519                  358
------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                        (11,490)              (4,946)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Cash proceeds from borrowings                                                   131,490              132,096
      Principal repayments                                                            (93,210)            (119,016)
   Principal repayments of mortgage notes payable                                           -                 (404)
   Net increase in customer deposits                                                    2,026                3,773
   Payments to acquire treasury stock                                                  (5,250)                   -
------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     35,056               16,449
------------------------------------------------------------------------------------------------------------------

         Net increase in cash                                                           4,363                3,787
         Cash balance at beginning of period                                            6,761                8,136
------------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                             $   11,124            $  11,923
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                         $    4,555            $   5,229
      Income taxes                                                                 $    4,810            $   5,415

NON-CASH TRANSACTIONS DURING THE YEAR:
   Single-family lots distributed from unconsolidated joint ventures               $    4,482            $   2,224
==================================================================================================================


See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

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

   On July 18, 1997, the Company and M/I Financial entered into a new $30 million bank loan agreement with the existing lender, pursuant to which the Company and M/I Financial have the ability to borrow at (a) the prime rate less 0.25%, or (b) LIBOR plus 1.75% or (c) a combination of (a) and (b). The agreement was previously amended on June 20, 1997 extending the maturity date until July 20, 1997 through a short-term note. The new agreement terminates on June 25, 1998, at which time the unpaid balance is due.


NOTE 3.      SUBORDINATED DEBT

   The Company signed a letter of intent with BankBoston, N.A. to issue $50 million of Senior Subordinated Notes. The proceeds will be used to repay outstanding amounts under the bank credit facility and the existing $25 million Subordinated Note. The notes will bear interest at a fixed rate of 9.51% and will mature in August of 2004. The Company expects to complete the Subordinated Debt Agreement in late August of 1997.

NOTE 4.           INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and six months ended June 30, 1997 and 1996 is as follows:

                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                           1997             1996                 1997            1996
-------------------------------------------------------------------------------------------------------------

Interest capitalized, beginning of period      $  7,125         $  7,648             $  6,862        $  7,560
Interest incurred                                 3,172            3,183                5,797           6,202
Interest expensed                                (2,699)          (3,097)              (5,061)         (6,028)
--------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period            $  7,598         $  7,734             $  7,598        $  7,734
==============================================================================================================


NOTE 5.      CONTINGENCIES

   At June 30, 1997, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $154.9 million.

NOTE 6.      PER SHARE DATA

   Per share data for the three and six months ended June 30, 1997 was computed using the weighted average number of common shares outstanding during the period of 8,300,000 and 8,507,182, respectively. The Company has no common stock equivalents other than outstanding options, which have no significant effect on the calculation.

NOTE 7.      ACCOUNTING STANDARDS

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

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 is required to be adopted for the Company's 1998 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.


NOTE 8.  TREASURY STOCK

   On August 1, 1997, the Company repurchased 702,439 shares of the Company's common stock at $12.8125 per share, which represents the closing price of the Company's common stock on July 30, 1997, from the Melvin L. Schottenstein family interests. These shares are held as treasury shares by the Company. The total purchase price was $9,000,000 and was paid from the Company's bank credit facility.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended June 30, 1997 increased $8.7 million and for the six months ended June 30, 1997 increased $18.6 million from the comparable periods of 1996. Increases for the three-month period in housing revenue of $8.8 million and other revenue of $0.5 million were partially offset by a $0.6 million decrease in land revenue. For the six-month period, housing revenue, other revenue and land revenue increased $14.6 million, $1.1 million and $2.9 million, respectively. The increase in housing revenue for both the three and six-month periods was attributable to an increase in the average sales price of Homes Delivered of 9.3% and 7.2%, respectively. For both periods, the increase in other revenue is primarily attributable to financial services where the gains recognized from the sale of loans increased in the current year. The decrease in land revenue for the three months ended June 30, 1997 was primarily due to a decrease in the number of lots sold to third parties in the Maryland division from the comparable period of 1996. The increase in land revenue for the six months ended June 30, 1997 was primarily due to an increase in the number of lots sold to third parties in the Maryland division over the comparable period of 1996.

         Income Before Income Taxes. Income before income taxes for the three months ended June 30, 1997 increased 15.8% and for the six months ended June 30, 1997 increased 43.6% from the comparable periods of 1996. The increase for the three months ended June 30, 1997 related primarily to housing, where income before income taxes increased from $5.7 million to $6.4 million. The increase for the six months ended June 30, 1997 related primarily to housing and land, where income before income taxes increased from $6.9 million to $9.8 million and financial services, where income before income taxes increased from $2.1 million to $3.1 million. The increase in housing for both the three- and six-month periods was primarily due to the increase in the average sales price of Homes Delivered. The increase in land for the six month period was primarily due to a significant increase in the number of lots sold to third parties at relatively high margins in the Maryland division during the first half of 1997 in comparison to the first half of 1996. The increase in financial services was primarily due to the significant increase in income from the sale of servicing and marketing gains due to increased loan volume and the favorable interest rate environment during the last half of 1996 and the first half of 1997. Income before income taxes also increased due to a decrease in interest expense from $3.1 and $6.0 million in the three and six months ended June 30, 1996, respectively, to $2.7 and $5.1 million in the comparable periods of 1997. These decreases were primarily attributable to a decrease in the weighted average interest rate and an increase in the net amount of interest capitalized. The weighted average interest rate decreased due to more favorable terms on the Company's line of credit facilities and retirement of the 14% Subordinated Notes and issuance of a new Subordinated Note in December 1996 at a significantly lower rate. Capitalized interest increased due to a significant increase in the Company's land development activities and land holdings in the first half of 1997.

HOME-BUILDING SEGMENT

The following table sets forth certain information related to the Company's home-building segment:

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
(Dollars in thousands)                                   1997                1996               1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing sales                                        $140,908           $132,100           $239,588           $224,993
   Land and lot sales                                      2,793              3,370              7,395              4,475
   Other income                                              408                225                704                428
--------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                           $144,109           $135,695           $247,687           $229,896
================================================================================================================================
Revenue:
   Housing sales                                            97.8 %             97.3 %             96.7 %             97.9 %
   Land and lot sales                                        1.9                2.5                3.0                1.9
   Other income                                              0.3                0.2                0.3                0.2
--------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                              100.0              100.0              100.0              100.0
Land and housing costs                                      81.9               82.2               81.8               82.2
--------------------------------------------------------------------------------------------------------------------------------
   Gross Margin                                             18.1               17.8               18.2               17.8
General and administrative expenses                          2.9                2.3                3.1                2.7
Selling expenses                                             6.7                6.6                7.1                7.3
--------------------------------------------------------------------------------------------------------------------------------
   Operating Income                                          8.5                8.9                8.0                7.8
================================================================================================================================
MIDWEST REGION
Unit Data:
   New contracts, net                                        442                444              1,029              1,046
   Homes delivered                                           464                479                806                798
   Backlog at end of period                                1,131              1,185              1,131              1,185
Average sales price of homes in backlog                     $177               $168               $177               $168
Aggregate sales value of homes in backlog               $200,000           $198,000           $200,000           $198,000
Number of active subdivisions                                 75                 85                 75                 85
--------------------------------------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit Data:
   New contracts, net                                        193                160                365                341
   Homes delivered                                           165                167                277                280
   Backlog at end of period                                  309                286                309                286
Average sales price of homes in backlog                     $181               $171               $181               $171
Aggregate sales value of homes in backlog                $56,000            $49,000            $56,000            $49,000
Number of active subdivisions                                 35                 40                 35                 40
--------------------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA AND MARYLAND REGION
Unit Data:
   New contracts, net                                        133                156                281                329
   Homes delivered                                           147                149                250                264
   Backlog at end of period                                  239                324                239                324
Average sales price of homes in backlog                     $263               $230               $263               $230
Aggregate sales value of homes in backlog                $63,000            $75,000            $63,000            $75,000
Number of active subdivisions                                 35                 35                 35                 35
--------------------------------------------------------------------------------------------------------------------------------
TOTAL
Unit Data:
   New contracts, net                                        768                760              1,675              1,716
   Homes delivered                                           776                795              1,333              1,342
   Backlog at end of period                                1,679              1,795              1,679              1,795
Average sales price of homes in backlog                     $190               $179               $190               $179
Aggregate sales value of homes in backlog               $319,000           $322,000           $319,000           $322,000
Number of active subdivisions                                145                160                145                160
--------------------------------------------------------------------------------------------------------------------------------

The Phoenix division, which began operations late in 1996, had no unit activity for the three and six months ended June 30, 1997.

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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first six months of 1997, the Company delivered 1,333 homes, most of which were homes under contract in Backlog at December 31, 1996. Of the 1,337 contracts in Backlog at December 31, 1996, 12.3% have been canceled as of June 30, 1997. For homes in Backlog at December 31, 1995, 13.1% had been canceled as of June 30, 1996. For the homes in Backlog at December 31, 1995, the final cancellation percentage was 14.4%. Unsold speculative homes, which are in various stages of construction, totaled 131 and 145 at June 30, 1997 and 1996, respectively.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Total Revenue. Total revenue for the three months ended June 30, 1997 increased 6.2% over the three months ended June 30, 1996. A 6.7% increase in housing revenue was partially offset by a 17.1% decrease in land revenue. The increase in housing revenue was due to a 9.3% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all of the Company's markets with the exception of Raleigh and Palm Beach County; however, the increase was primarily due to increases in the Columbus and Cincinnati markets where the Company is building in more upscale and certain niche subdivisions. The decrease in land revenue from $3.4 million to $2.8 million was primarily attributable to the Maryland division. The Maryland division had significant lot sales to outside home-builders from its Willows land development project in the three months ended June 30, 1996 which did not occur in the current year. The Company is developing additional sections of this project and has entered into contracts to sell a portion of the lots developed to certain outside home-builders.

         Home Sales and Backlog. The Company recorded a 1.1% increase in the number of New Contracts in the three months ended June 30, 1997 as compared to the same period of 1996. New Contracts recorded in the second quarter of 1996 were higher in all of the Company's markets except Indianapolis, Raleigh and Washington D.C. The Company believes the increase is partially attributable to the more favorable interest rate environment in the second quarter of 1997 as compared to the same period of 1996. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         At June 30, 1997, the aggregate sales value of the Company's Backlog of 1,679 homes was approximately $319.0 million, representing a 0.9% decrease in sales value and a 6.5% decrease in units from the levels reported at June 30, 1996. The decrease in units at June 30, 1997 is a result of near record deliveries in the first half of 1997 and a decrease in New Contracts recorded in the first half of 1997. The average sales price of homes in Backlog increased 6.1% from June 30, 1996 to June 30, 1997. This increase was primarily due to increases in the Columbus, Cincinnati, Orlando and Maryland markets where the Company is building in more upscale and certain niche subdivisions. The Chevy Chase subdivision in Maryland, where the Company started selling in May of 1997, has an average selling price of over $700,000.

         Gross Margin. The overall gross margin for the home-building segment was 18.1% for the three month period ended June 30, 1997 compared to 17.8% for the three month period ended June 30, 1996. While the gross margin from housing sales remained close to record levels for the Company, the increase in overall gross margin was mainly due to lot and land sales. The gross margin from housing sales was 18.1% in the second quarter of 1997 as compared to 18.2% in the second quarter of 1996. The overall increase in gross margin was mainly due to lot and land sales, where margins increased from 14.4% to 27.4%. The Virginia division had a significant increase in the number of lots sold to outside home-builders from its Wallney Road development project. The division sold 8 lots in Wallney Road in the second quarter of 1997, while there were no lots sold from this project in the second quarter of 1996. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control. Due to the strong level of sales during the last quarter of 1996 and the first half of 1997, some of the Company's divisions are beginning to experience shortages of qualified subcontractors in certain construction trades. This could negatively impact gross margins by requiring the Company to pay premiums to expedite construction work or by delaying construction, thus delaying revenue recognition and increasing carrying costs. In addition, due to the competitive sales environment, the Company is offering promotions in selected cities which could adversely impact gross margins in 1997.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue increased from 2.3% for the three months ended June 30, 1996 to 2.9% for the three months ended June 30, 1997. This increase was primarily attributable to the increase in bonuses recorded in the second quarter of 1997 as compared to the second quarter of 1996 due to the significant increase in net income. Additionally, the Company incurred general and administrative expenses of approximately $510,000 in their newest market, Phoenix, Arizona.

         Selling Expenses. Selling expenses as a percentage of total revenue increased slightly from 6.6% for the three months ended June 30, 1996 to 6.7% for the three months ended June 30, 1997. This increase was primarily due to increases in sales commissions paid to internal salespeople as a result of the increase in sales volume.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Total Revenue. Total revenue for the six months ended June 30, 1997 increased 7.7% from the comparable period of 1996. The increase resulted from significant increases in both housing revenue and lot and land sales. The increase in housing revenue was attributable to a 7.2% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all of the Company's markets with the exception of Raleigh, Orlando and Palm Beach County; however, the increase was primarily due to increases in the Columbus, Cincinnati and Charlotte markets where the Company is building in more upscale and certain niche subdivisions. The increase in land revenue from $4.5 million to $7.4 million was primarily attributable to the Maryland division. The Maryland division had significant lot sales to outside home-builders from its Willows land development project in the six months ended June 30, 1997 which did not occur in the prior year. The Company is developing additional sections of this project and has entered into contracts to sell a portion of the lots developed to certain outside home-builders.

         Home Sales and Backlog. The number of New Contracts recorded during the first six months of 1997 was 2.4% lower than the number recorded for the comparable period in the prior year. New Contracts recorded in the first six months of 1997 were lower in all of the Company's regions, except the Florida region. The decrease in the number of New Contracts recorded is primarily attributable to a record number of New Contracts recorded in the first six months of 1996. The number of New Contracts recorded in future periods will be dependent on future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the home-building segment was 18.2% for the six months ended June 30, 1997 as compared to 17.8% for the comparable period of 1996. The gross margin from housing sales was 18.1% in the first half of 1997 as compared to 18.2% in the first half of 1996. The overall increase in gross margin was mainly due to lot and land sales, where margins increased from 11.4% to 27.7%. The Maryland division had a significant increase in the number of lots sold to outside home-builders from its Willows land development project. The division sold thirty lots in the Willows in the six months ended June 30, 1997 as compared to fourteen lots in the six months ended June 30, 1996. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control. Due to the strong level of sales during the last quarter of 1996 and the first six months of 1997, some of the Company's divisions are beginning to experience shortages of qualified subcontractors in certain construction trades. This could negatively impact gross margins by requiring the Company to pay premiums to expedite construction work or by delaying construction, thus delaying revenue recognition and increasing carrying costs. In addition, due to the competitive sales environment, the Company is offering promotions in selected cities which could adversely impact gross margins in 1997.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue increased from 2.7% for the six months ended June 30, 1996 to 3.1% for the comparable period in the current year. This increase was primarily attributable to the increase in real estate tax expense and bonuses. Real estate taxes increased in the current year as the Company's investment in developed lots and raw land awaiting development increased over prior year balances. More bonuses were recorded in the first six months of 1997 as compared to the first six months of 1996 due to the significant increase in net income.

         Selling Expenses. Selling expenses as a percentage of total revenue decreased to 7.1% for the six months ended June 30, 1997 from 7.3% for the comparable period of 1996. The decrease in the six month period was primarily due to decreases in sales commissions paid to outside Realtors.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                           1997            1996                1997             1996
----------------------------------------------------------------------------------------------------------
Number of loans originated                        567             599                 990            1,007

Revenue:
   Loan origination fees                       $  750         $   737              $1,312         $  1,223
   Sale of servicing and marketing gains        1,176             962               2,721            2,042
   Other                                          630             547               1,258            1,052
----------------------------------------------------------------------------------------------------------
Total Revenue                                   2,556           2,246               5,291            4,317
----------------------------------------------------------------------------------------------------------

General and administrative expenses             1,123           1,175               2,159            2,226
----------------------------------------------------------------------------------------------------------
Operating Income                               $1,433         $ 1,071              $3,132         $  2,091
==========================================================================================================

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Total Revenue. Total revenue for the three months ended June 30, 1997 was $2.6 million, a 13.8% increase over the $2.2 million recorded for the comparable period of 1996. Loan origination fees increased 1.9% in the three months ended June 30, 1997 from the comparable period of 1996, even though the number of loans originated decreased 32 units from the comparable period of 1996. This was primarily due to M/I Financial capturing a higher percentage of the Company's higher end product line and larger loan amounts.

         Revenue from the sale of servicing and marketing gains increased $0.2 million to $1.2 million in the three months ended June 30, 1997 from the comparable period of 1996. The increase in marketing gains was primarily due to favorable market conditions during the last part of 1996 and early part of 1997 which increased marketing gains on loans that closed during the second quarter of 1997. M/I Financial used hedging methods whereby it has the option, but is not required, to complete the hedging transaction. This allowed the Company to record significant servicing and marketing gains during the period of falling interest rates while limiting its risk of loss from a rising interest rate market.

         Revenue from other sources increased from $0.5 million to $0.6 million in the three months ended June 30, 1997 from the comparable period of 1996. The increase was primarily due to a 49.9% interest in a title agency that started operations during the first half of 1997.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1997 were $1.1 million, a 4.4% decrease from the comparable period of 1996. This decrease was primarily attributable to lower interest expenses and tighter cost controls over variable expenses. There were also no new branches opened during 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Total Revenue. Total revenue for the six months ended June 30, 1997 was $5.3 million, a 22.6% increase over the $4.3 million recorded for the comparable period of 1996. Loan origination fees increased 7.3% in the six months ended June 30, 1997 from the comparable period of 1996, even though the number of loans originated decreased 17 units from the comparable period of 1996. This was primarily due to a higher capture rate of the Company's higher end product line and higher loan amounts.

         Revenue from the sale of servicing and marketing gains increased $0.7 million to $2.7 million in the six months ended June 30, 1997 from the comparable period of 1996. The increase in marketing gains was primarily due to favorable market conditions during the last part of 1996 and early part of 1997 which increased marketing gains on loans that closed during the second half of 1997. M/I Financial used hedging methods whereby it has the option, but is not required, to complete the hedging transaction. This allowed the Company to record significant servicing and marketing gains during the period of falling interest rates while limiting its risk of loss from a rising interest rate market.

         Revenue from other sources increased from $1.1 million to $1.3 million in the six months ended June 30, 1997 from the comparable period of 1996. The increase was primarily due to income received from a 49.9% interest in a title agency that started operations during the first half of 1997.

        General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1997 were $2.2 million, a 3.0% decrease from the comparable period of 1996. This decrease was primarily attributable to lower interest expenses and tighter cost controls over variable expenses. There were also no new branches opened during 1997. In addition, there were 65 fewer applications taken in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased slightly to $3.1 million for the three months ended June 30, 1997 from $3.0 million for the same period of 1996 and remained constant at $4.9 million for the six months ended June 30, 1997 and 1996. As a percentage of total revenue, general and administrative expenses for the three and six months ended June 30, 1997 decreased to 2.1% and 1.9%, respectively, from 2.2% and 2.1% for the comparable periods in the prior year. These decreases resulted from increases in total revenue.

         Interest Expense. Corporate and home-building interest expense for the three and six months ended June 30, 1997 decreased to $2.7 and $5.0 million, respectively, from $3.0 and $5.9 million recorded for the comparable periods of the prior year. Interest expense was lower in the current year due a decrease in the weighted average interest rate and an increase in the net amount of interest capitalized during the first half of 1997 as compared to the first half of 1996. This was partially offset by an increase in the average borrowings outstanding. The weighted average interest rate decreased due to the Company replacing its 14% Subordinated Notes with a new Subordinated Note at a significantly lower rate in December of 1996. In May of 1996, the Company switched its bank borrowings from prime to LIBOR plus a margin which also reduced the interest rate. Capitalized interest increased due to a significant increase in the Company's land development activities and land holdings in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Notes Payable Banks. The Company's financing needs depend upon its sales volume, asset turnover, land acquisition and inventory balances. The Company has incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of its home-building activities. Historically, the Company's principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured.

         At June 30, 1997, the Company had bank borrowings outstanding of $129.0 million under its loan agreement relating to its home-building operations, which permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $186.0 million and (ii) the Company's borrowing base, which is calculated based on specified percentages of certain types of assets held by the Company as of each month end, less the sum of (A) outstanding letters of credit issued for purposes other than to satisfy bonding requirements and (B) the aggregate amount of outstanding letters of credit, other than letters of credit issued for the purpose of satisfying bonding requirements, for joint ventures in which the Company is a partner and which are guaranteed by the Company. The loan agreement matures September 30, 2001, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable. Under the terms of the loan agreement, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. At June 30, 1997, borrowings under the loan agreement were at the prime rate or, at the Company's option, at LIBOR plus a margin of between 1.75% and 2.50% based on the Company's ratio of Earnings Before Interest, Taxes, Depreciation and Amortization ("Bank EBITDA") to consolidated interest incurred and were primarily unsecured. The loan agreement contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of Bank EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The loan agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, on dividends that may be paid and on the aggregate cost of certain types of inventory the Company can hold at any one time.

         On May 7, 1997, the Company amended its bank loan agreement. Limits on certain restrictive covenants were increased under the amended agreement. The amount available and other terms of the agreement remain substantially the same as those in the agreement that it amends.

         An additional $9.6 million was outstanding as of June 30, 1997 under the M/I Financial loan agreement, which permits borrowings of $25.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. At June 30, 1997, borrowings under this agreement accrued interest at a rate slightly less than the lenders' prime rate and were unsecured. The agreement matured on June 20, 1997, but the maturity was extended until July 20, 1997 through a short-term note. On July 18, 1997, the Company and M/I Financial entered into a new short-term $30.0 million replacement credit facility with the existing lender, pursuant to which the Company and M/I Financial have the ability to borrow at
(a) the prime rate less 0.25%, or (b) LIBOR plus 1.75% or (c) a combination of
(a) and (b). The new agreement terminates on June 25, 1998, at which time the unpaid balance is due.

         At June 30, 1997, the Company had the right to borrow up to $209.9 million under its credit facilities, including $23.9 million under the M/I Financial loan agreement (95% of the aggregate face amount of eligible mortgage loans). At June 30, 1997, the Company had $71.3 million of unused borrowing availability under its loan agreements. The Company also had approximately $27.0 million of completion bonds and letters of credit outstanding at June 30, 1997.

         Subordinated Note. In addition, the Company had outstanding a Subordinated Note in the amount of $25.0 million at June 30, 1997, which is held by First National Bank of Boston. The maturity date is December 15, 2001 and can be extended two additional years at the Company's option. The Subordinated Note is redeemable, in whole or in part, after December 15, 1997, and in certain circumstances prior to such time, without penalty or premium. Interest on the Subordinated Note accrues at LIBOR plus 3.50% and adjusts quarterly.

         In compliance with the terms of the Subordinated Note, the Company purchased two three-year 9% interest rate cap agreements, each effective December 2, 1996 through December 2, 1999. The agreements provide that if the interest rate of the Subordinated Note in effect for each three month period is greater than the cap rate, the respective counterparty will pay to the Company the excess interest computed.

         The Company signed a letter of intent with BankBoston, N.A. to issue $50 million of Senior Subordinated Notes. The proceeds will be used to repay outstanding amounts under the bank credit facility and the existing $25 million Subordinated Note. The notes will bear interest at a fixed rate of 9.51% and will mature in August of 2004. The Company expects to complete the Subordinated Debt Agreement in late August of 1997.

         Cash. Net income from housing and lot and land sales is the Company's primary source of net cash provided by operating activities. Net cash used by operating activities in the six months ended June 30, 1997 was $19.2 million compared to $7.7 million for the prior year period. The increase in net cash used by operating activities was primarily due to a large increase in inventories and a decrease in accrued liabilities. This was partially offset by a decrease in accounts receivable.

         Land and Land Development. Over the past several years, the Company's land development activities and land holdings have increased significantly, and the Company expects this trend will continue in the foreseeable future. Single-family lots, land and land development costs increased 8.3% from December 31, 1996 to June 30, 1997. The Company anticipates that its land holdings in the Columbus market will increase 50% in 1997. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or other competing home-builders. This is particularly true for the Company's Horizon product line where, due to the price points the Company targets, lots are generally not available from third party developers at economically feasible prices. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy the Company's demand for lots in the most cost effective manner.

         The $38.3 million increase in notes payable to banks from December 31, 1996 to June 30, 1997 reflects increased borrowings primarily attributable to the seasonal increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $29.7 million from December 31, 1996 to June 30, 1997 while single-family lots, land and land development costs increased $10.7 million. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots and as its investment in houses under construction increases.

         As of June 30, 1997, the Company has closed on the first four phases of a six-phase land purchase contract in the Maryland division. This contract was entered into in 1994 and required a greater investment than the Company normally commits. The Company sold a portion of the developed lots from the first and second phases to outside home-builders and is currently selling a portion of the lots in the third and fourth phases to outside home-builders. The Company has an option to purchase each of the remaining two phases. If the Company purchases all six phases, the total purchase price will be approximately $39.8 million and the land will be developed into approximately 710 lots.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital.

         Treasury Stock. On August 1, 1997, the Company repurchased 702,439 shares of the Company's common stock at $12.8125 per share, which represents the closing price of the Company's common stock on July 30, 1997, from the Melvin L. Schottenstein family interests. There shares are held as treasury shares by the Company. The total purchase price was $9,000,000 and was paid from the Company's bank credit facility. In conjunction with this stock repurchase, Eric J. Schottenstein, Holly S. Kastan and Amy D. Schottenstein have resigned from the Board of Directors.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rates on the Company's outstanding debt for the six months ended June 30, 1997 was 8.4% as compared to 9.8% for the six months ended June 30, 1996.

         In conjunction with its mortgage banking operations, the Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, the Company generally has been able to raise prices by amounts at least equal to its cost increases and, accordingly, has not experienced any detrimental effect from inflation. Where the Company develops lots for its own use, inflation may increase the Company's profits because land costs are fixed in advance of sales efforts. The Company is generally able to maintain costs with subcontractors from the date a home sales contract is accepted; however, in certain situations unanticipated costs may occur between the time a sales contract is executed and the time a home is constructed, which results in lower gross profit margins.

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

         General Real Estate, Economic, Interest Rates and Other Conditions. The home-building industry is significantly affected by changes in national and local economic and other conditions, including employment levels, changing demographic considerations, availability of financing, interest rates, consumer confidence and housing demand. In addition, home-builders are subject to various risks, many of them outside the control of the home-builder, including competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. The Company cannot predict whether interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, and in particular mortgage interest rates, the Company's business could be adversely affected.

         Land Development Activities. The Company develops the lots for a majority of its subdivisions. Therefore, the medium- and long-term financial success of the Company will be dependent on the Company's ability to develop its subdivisions successfully. Acquiring land and committing the financial managerial resources to develop a subdivision involves significant risks. Before a subdivision generates any revenue, material expenditures are required for items such as acquiring land and constructing subdivision infrastructure (such as roads and utilities). It generally takes more than one year for subdivisions which are internally developed to achieve cumulative positive cash flow.

         The Company's Markets. The Company's operations are situated in the Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; and Virginia and Maryland metropolitan areas. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. For the year ended December 31, 1996, approximately 38% of the Company's housing revenue and a significant portion of the Company's operating income was derived from operations in its Columbus, Ohio market. The Company's performance could be significantly affected by changes in this market. The Company expanded into a new geographic market, Phoenix, Arizona, in late 1996. A new market may prove to be less stable and may involve delays, problems and expenses not typically found by the Company in the existing markets with which it is familiar.

         Competition. The home-building industry is highly competitive. The Company competes in each of its local market areas with numerous national, regional and local home-builders, some of which have greater financial, marketing, land acquisition, and sales resources than the Company. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. The Company also competes with the resale market for existing homes which provides certain attraction for homebuyers over building a new home.

         Governmental Regulation and Environmental Considerations. The home-building industry is subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design, and construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. The Company must also obtain licenses, permits and approvals from various governmental agencies for its development activities, the granting of which are beyond the Company's control. Furthermore, increasingly stringent requirements may be imposed on home-builders and developers in the future. Although the Company cannot predict the impact on the Company of compliance with any such requirements, such requirements could result in time consuming and expensive compliance programs.

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

         Risk of Material and Labor Shortages. The Company is presently not experiencing any serious material or labor shortages. However, the residential construction industry in the past has, from time to time, experienced shortages in insulation, drywall, certain carpentry and framing work and cement, as well as fluctuating lumber prices and supplies. Delays in construction of homes due to these shortages could adversely affect the Company's business.

         Significant Voting Control by Principal Shareholders. As of August 1, 1997, members of the Melvin L. Schottenstein and Irving E. Schottenstein families owned approximately 53% of the outstanding Common Shares. In particular, Irving E. Schottenstein, in his own name and as trustee of trusts for his children, had the right to vote 2,761,800 Common Shares, or 36.4% of the outstanding Common Shares, and Melvin L. Schottenstein's children had the right to vote in the aggregate 1,243,000 Common Shares, or 16.4% of the outstanding Common Shares. Therefore, members of the Irving E. Schottenstein and Melvin L. Schottenstein families have significant voting power with respect to the election of the Board of Directors of the Company and, in general, the determination of the outcome of the various matters submitted to the shareholders of the Company for approval.

         Dependence on Key Executives. The Company is managed by a relatively small number of executive officers. The loss of the services of one or more of these executive officers could have an adverse effect on the Company's business and operations.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings -  none.
--------------------------

Item 2.  Changes in Securities -  none.
------------------------------

Item 3. Defaults upon Senior Securities - none.
---------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On May 7, 1997, the Company held its 1997 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms. The results of the voting for the directors are as follows:

         1.   Election of Directors
              ---------------------

                                                            For                  Withheld
                                                            ---                  --------

              Steven Schottenstein                        7,578,859                 6,140
              Lewis R. Smoot, Sr.                         7,578,834                 6,165
              Holly S. Kastan                             7,577,833                 7,166

Item 5.  Other Information -  none.
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                     Description
------                     -----------

  10.1 Revolving Credit Agreement by and among the Company; M/I Financial Corp. and Bank One, Columbus, N.A. dated July 18, 1997.

  10.2       Company's 1997 President and Senior Executive Vice President Bonus
             Program.

  10.3 Company's 1997 Senior Vice President and Chief Financial Officer Bonus Program.

  10.4       Company's Director Deferred Compensation Plan.

  10.5 Termination Agreement dated July 31, 1997 between the Company and parties to the Melvin and Irving Schottenstein Family Agreement.

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



                                        M/I Schottenstein Homes, Inc.
                                        -----------------------------
                                                 (Registrant)


Date: August 12, 1997                    by:       /s/ Robert H. Schottenstein
                                                   ---------------------------
                                                   Robert H. Schottenstein
                                                   President



Date: August 12, 1997                    by:       /s/ Kerrii B. Anderson
                                                   ----------------------
                                                   Kerrii B. Anderson
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)