Form 10-Q
period 1997-09-30
M I SCHOTTENSTEIN HOMES INC
filed 1997-10-31
CIK 799292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended September 30, 1997

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

                               YES  X     NO _____
                                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 7,597,561 shares
                       outstanding as of October 31, 1997

                         M/I SCHOTTENSTEIN HOMES, INC.

                                   FORM 10-Q

                                     INDEX
                                     -----

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 1997 and
                  December 31, 1996                                           3

                  Consolidated Statements of Income
                  for the Three Months and Nine Months Ended
                  September 30, 1997 and 1996                                 4

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended
                  September 30, 1997 and 1996                                 5

                  Notes to Interim Unaudited Consolidated Financial
                  Statements                                                  6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                  8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          19

         Item 2.  Changes in Securities                                      19

         Item 3.  Defaults Upon Senior Securities                            19

         Item 4.  Submission of Matters to a Vote of Security Holders        19

         Item 5.  Other Information                                          19

         Item 6.  Exhibits and Reports on Form 8-K                           19

Signatures                                                                   20

Exhibit Index                                                                21

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                      SEPTEMBER 30,         December 31,
(Dollars in thousands)                                                                    1997                  1996
------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                     $   5,850             $   6,368
Cash held in escrow                                                                            324                   393
Receivables                                                                                 21,583                34,447
Inventories:
     Single-family lots, land and land development costs                                   141,793               129,025
     Houses under construction                                                             131,238                89,696
     Model homes and furnishings - at cost (less accumulated depreciation:
         September 30, 1997 - $65;
         December 31, 1996 - $56)                                                           20,469                19,482
     Land purchase deposits                                                                    502                   716
Office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
         September 30, 1997 - $4,031;
         December 31, 1996 - $6,668)                                                         8,473                 1,635
Investment in unconsolidated joint ventures and limited partnerships                        13,731                12,998
Other assets                                                                                10,581                10,599
------------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                               $ 354,544             $ 305,359
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable banks - home-building operations                                           $ 102,000             $  77,000
Note payable bank - financial operations                                                     7,335                23,300
Subordinated notes                                                                          50,000                25,000
Accounts payable                                                                            52,087                32,016
Accrued compensation                                                                         8,609                11,802
Income taxes payable                                                                         1,106                 1,502
Accrued interest, warranty and other                                                        13,980                15,349
Customer deposits                                                                            9,063                 7,071
------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                     244,180               193,040
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                           --                    --
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued 8,800,000 shares, of which 1,202,439 shares at
     September 30, 1997 and 0 at December 31, 1996 are held in Treasury                         88                    88
Additional paid-in capital                                                                  50,573                50,573
Retained earnings                                                                           73,953                61,658
Treasury stock - at cost                                                                   (14,250)                   --
------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                            110,364               112,319
------------------------------------------------------------------------------------------------------------------------

         TOTAL                                                                           $ 354,544             $ 305,359
------------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)


------------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
(Dollars in thousands,                                  SEPTEMBER 30,                           SEPTEMBER 30,
except per share information)                    1997              1996              1997               1996
------------------------------------------------------------------------------------------------------------------------
Revenue                                        $157,958          $156,932           $409,801          $390,147
------------------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                           127,179           127,241            328,711           315,171
     General and administrative                   9,818             8,973             24,616            22,491
     Selling                                     10,220            10,192             27,757            26,935
     Interest                                     3,012             3,590              8,073             9,618
------------------------------------------------------------------------------------------------------------------------


Total costs and expenses                        150,229           149,996            389,157           374,215
------------------------------------------------------------------------------------------------------------------------


Income before income taxes                        7,729             6,936             20,644            15,932
------------------------------------------------------------------------------------------------------------------------


Income taxes:
     Current                                      3,335             2,971              7,699             7,096
     Deferred                                      (214)             (425)               650              (813)
------------------------------------------------------------------------------------------------------------------------


Total income taxes                                3,121             2,546              8,349             6,283
------------------------------------------------------------------------------------------------------------------------


Net income                                    $   4,608         $   4,390         $   12,295           $ 9,649
------------------------------------------------------------------------------------------------------------------------


Net income per common share                   $     .59         $     .50         $     1.48           $  1.10
------------------------------------------------------------------------------------------------------------------------

Weighted average common shares
     outstanding                              7,834,252         8,800,000          8,280,407         8,800,000
------------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                                                 1997                1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  12,295             $   9,649
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Loss from property disposals                                                    128                    95
      Depreciation and amortization                                                 1,229                 1,080
      Decrease (increase) in deferred income taxes                                    650                  (813)
      Decrease in cash held in escrow                                                  69                   311
      Decrease (increase) in receivables                                           12,864                    (6)
      Increase in inventories                                                     (47,199)              (23,980)
      Increase in other assets                                                       (847)               (1,576)
      Increase in accounts payable                                                 20,071                 6,590
      Decrease in income taxes payable                                               (396)               (2,155)
      Increase (decrease) in accrued liabilities                                   (4,562)                3,404
      Equity in undistributed income of
         unconsolidated joint ventures and limited partnerships                      (180)                 (113)
---------------------------------------------------------------------------------------------------------------

         Net cash used by operating activities                                     (5,878)               (7,514)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                                    (7,974)                 (429)
   Proceeds from property disposals                                                  --                      63
   Investment in unconsolidated joint ventures and limited partnerships            (9,141)              (10,452)
   Distributions from unconsolidated joint ventures and limited partnerships          698                   671
---------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                    (16,417)              (10,147)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Cash proceeds from borrowings                                               202,530               229,376
      Principal repayments                                                       (193,495)             (218,201)
   Subordinated notes:
      Cash proceeds from borrowings                                                50,000                  --
      Principal repayments                                                        (25,000)                 --
   Principal repayments of mortgage notes payable                                    --                    (404)
   Increase in customer deposits                                                    1,992                 3,803
   Payments to acquire treasury stock                                             (14,250)                 --
---------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                 21,777                14,574
---------------------------------------------------------------------------------------------------------------

         Net decrease in cash                                                        (518)               (3,087)
         Cash balance at beginning of year                                          6,368                 7,729
---------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                          $   5,850             $   4,642
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                      $   7,429             $   7,925
      Income taxes                                                              $   7,098             $   9,318

NON-CASH TRANSACTIONS DURING THE YEAR:
   Single family lots distributed from unconsolidated joint ventures            $   7,890             $   8,333
---------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

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

NOTE 2.       NOTES PAYABLE BANKS

   On July 18, 1997, the Company and M/I Financial entered into a new $30 million bank loan agreement with the existing lender, pursuant to which the Company and M/I Financial have the ability to borrow at (a) the prime rate less 0.25%, or (b) LIBOR plus 1.75% or (c) a combination of (a) and (b). The agreement was previously amended on June 20, 1997 extending the maturity date until July 20, 1997 through a short-term note. The new agreement terminates on June 25, 1998 at which time the unpaid balance is due.

   On September 29, 1997, the Company amended its bank loan agreement. The amended loan agreement lowered the rate to LIBOR plus a margin of between 1.60% and 2.35%. Also, the maturity date of the agreement was extended until September 30, 2002. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

NOTE 3.       SUBORDINATED DEBT

   On August 29, 1997, the Company entered into a Credit Agreement (the "Subordinated Debt Facility") for $50 million of Senior Subordinated Notes. The proceeds were used to repay outstanding amounts under the Bank Credit Facility and the previously outstanding $25 million Subordinated Note. The notes under the Subordinated Debt Facility bear interest at a fixed rate of 9.51% and mature on August 29, 2004.

NOTE 4.           INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and nine months ended September 30, 1997 and 1996 is as follows:

                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
(Dollars in thousands)                             1997             1996                 1997            1996
-------------------------------------------------------------------------------------------------------------
Interest capitalized, beginning of period      $  7,598         $  7,734             $  6,862        $  7,560
Interest incurred                                 3,356            3,207                9,153           9,409
Interest expensed                                (3,012)          (3,591)              (8,073)         (9,619)
-------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period            $  7,942         $  7,350             $  7,942        $  7,350
-------------------------------------------------------------------------------------------------------------

NOTE 5.           CONTINGENCIES

   At September 30, 1997, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $156.7 million.

NOTE 6.       PER SHARE DATA

   Per share data for the three and nine months ended September 30, 1997 and 1996 was computed using the weighted average number of common shares outstanding during those periods. The Company has no common stock equivalents other than outstanding options, which have no significant effect on the calculation.

NOTE 7.      ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has determined that the new standard will have no material impact on its EPS calculation.

   In June 1997, FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 is required to be adopted for the Company's 1998 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.

NOTE 8.  TREASURY STOCK

   On March 15, 1997 and August 1, 1997, the Company purchased 500,000 and 702,439 shares, respectively, of the Company's common stock from the Melvin
   L. Schottenstein family interests and trusts for their benefit at an average per share price of $11.85. These shares are held as treasury shares by the Company. The total purchase price was $14.3 million and was paid from the Company's Bank Credit Facility.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended September 30, 1997 increased $1.0 million and for the nine months ended September 30, 1997 increased $19.6 million from the comparable periods of 1996. Increases for the three-month period in land revenue of $4.3 million and other revenue of $0.5 million was partially offset by a $3.8 million decrease in housing revenue. For the nine-month period, housing revenue, land revenue and other revenue increased $10.8 million, $7.2 million and $1.6 million, respectively. The decrease in housing revenue for the three-month period was attributable to a 6.7% decrease in the number of Homes Delivered, partially offset by a 4.5% increase in the average sales price of Homes Delivered. The increase in housing revenue for the nine-month period was attributable to a 6.1% increase in the average sales price of Homes Delivered, partially offset by a 3.1% decrease in the number of Homes Delivered. For both periods, the increase in other revenue is primarily attributable to financial services where the gains recognized from the sale of loans increased in the current year. The increase in land revenue for both the three and nine months ended September 30, 1997 was primarily due to an increase in the number of lots sold to third parties in the Washington D.C. market over the comparable periods of 1996.

         Income Before Income Taxes. Income before income taxes for the three months ended September 30, 1997 increased 11.4% and for the nine months ended September 30, 1997 increased 29.6% from the comparable periods of 1996. The increase for both the three- and nine-month periods related primarily to housing and land. For the three months ended September 30, 1997, income before income taxes increased from $5.7 million to $6.3 million. For the nine months ended September 30, 1997, income before income taxes increased from $12.6 million to $16.0 million. A portion of the nine month increase was also due to financial services, where income before income taxes increased from $3.3 million to $4.6 million. The increase in housing for the nine-month period was primarily due to the increase in the average sales price of Homes Delivered. The increase in land for both the three- and nine-month periods was primarily due to a significant increase in the number of lots sold to third parties at relatively high margins in the Washington D.C. market during both the three and nine months ended September 30, 1997 in comparison to the comparable periods of the prior year. The increase in financial services was primarily due to the significant increase in income from the sale of servicing and marketing gains due to increased loan volume and the favorable interest rate environment during the last half of 1996 and the first nine months of 1997. Income before income taxes also increased due to a decrease in interest expense from $3.6 and $9.6 million in the three and nine months ended September 30, 1996, respectively, to $3.0 and $8.1 million in the comparable periods of 1997. These decreases were primarily attributable to a decrease in the weighted average interest rate and an increase in the net amount of interest capitalized. The weighted average interest rate decreased due to more favorable terms on the Company's line of credit facilities and retirement of the 14% Subordinated Notes and issuance of a new Subordinated Note in December 1996 at a significantly lower rate. Capitalized interest increased due to a significant increase in the Company's land development activities.

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the Company's homebuilding segment:


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,


(Dollars in thousands)                                      1997               1996               1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing sales                                        $149,850           $153,614           $389,438           $378,607
   Land and lot sales                                      5,935              1,624             13,330              6,099
   Other income                                              346                124              1,050                552
--------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                           $156,131           $155,362           $403,818           $385,258
================================================================================================================================
Revenue:
   Housing sales                                            96.0 %             98.9 %             96.4 %             98.3 %
   Land and lot sales                                        3.8                1.0                3.3                1.6
   Other income                                              0.2                0.1                0.3                0.1
--------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                              100.0              100.0              100.0              100.0
Land and housing costs                                      81.9               82.4               81.9               82.2
--------------------------------------------------------------------------------------------------------------------------------
   Gross Margin                                             18.1               17.6               18.1               17.8
General and administrative expenses                          2.8                2.6                3.0                2.7
Selling expenses                                             6.6                6.5                6.8                7.0
--------------------------------------------------------------------------------------------------------------------------------
   Operating Income                                          8.7 %              8.5 %              8.3 %              8.1 %
================================================================================================================================
MIDWEST REGION
Unit Data:
   New contracts                                             513                441              1,542              1,487
   Homes delivered                                           510                538              1,316              1,336
   Backlog at end of period                                1,134              1,088              1,134              1,088
Average sales price of homes in backlog                     $176               $173               $176               $173
Aggregate sales value of homes in backlog               $200,000           $188,000           $200,000           $188,000
Number of active subdivisions                                 75                 70                 75                 70
--------------------------------------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit Data:
   New contracts                                             164                142                529                483
   Homes delivered                                           174                157                451                437
   Backlog at end of period                                  299                271                299                271
Average sales price of homes in backlog                     $188               $167               $188               $167
Aggregate sales value of homes in backlog                $56,000            $45,000            $56,000            $45,000
Number of active subdivisions                                 30                 40                 30                 40
--------------------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA AND MARYLAND, AND ARIZONA REGION
Unit Data:
   New contracts                                             146                147                427                476
   Homes delivered                                           144                192                394                456
   Backlog at end of period                                  241                279                241                279
Average sales price of homes in backlog                     $290               $242               $290               $242
Aggregate sales value of homes in backlog                $70,000            $68,000            $70,000            $68,000
Number of active subdivisions                                 35                 40                 35                 40
--------------------------------------------------------------------------------------------------------------------------------
TOTAL
Unit Data:
   New contracts                                             823                730              2,498              2,446
   Homes delivered                                           828                887              2,161              2,229
   Backlog at end of period                                1,674              1,638              1,674              1,638
Average sales price of homes in backlog                     $194               $184               $194               $184
Aggregate sales value of homes in backlog               $326,000           $301,000           $326,000           $301,000
Number of active subdivisions                                140                150                140                150
--------------------------------------------------------------------------------------------------------------------------------

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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for the sale of such homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first nine months of 1997, the Company delivered 2,161 homes. Of the 1,337 contracts in Backlog at December 31, 1996, 14.1% have been canceled as of September 30, 1997. For homes in Backlog at December 31, 1995, 14.4% had been canceled as of September 30, 1996 and the final cancellation percentage was 14.4%. Unsold speculative homes, which are in various stages of construction, totaled 158 and 165 at September 30, 1997 and 1996, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Total Revenue. Total revenue for the three months ended September 30, 1997 increased 0.5% over the three months ended September 30, 1996. This increase was due to a 265.5% increase in land revenue and was offset by a 2.5% decrease in housing revenue. The increase in land revenue from $1.6 million to $5.9 million was primarily attributable to the Virginia division. The Virginia division had significant lot sales to outside homebuilders. It continues to be the Company's strategy to sell to third parties in this division. The decrease in housing revenue was due to a 6.7% decrease in the number of Homes Delivered. This decrease was primarily due to a record number of Homes Delivered in the three months ended September 30, 1996. The decrease in housing revenue was partially offset by a 4.5% increase in the average sales price of Homes Delivered. The average sales price increased in eight of the Company's twelve divisions; however, the increase was primarily due to increases in the Columbus, Orlando and Charlotte markets where the Company is building in more upscale and certain niche subdivisions.

         Home Sales and Backlog. The Company recorded a 12.7% increase in the number of New Contracts in the three months ended September 30, 1997 as compared to the same period of 1996. New Contracts in the third quarter of 1997 were higher in all divisions except Charlotte, Orlando and Virginia, led by the Horizon division where the number of New Contracts increased 44.1%. The Company believes the increase in New Contracts was partially due to a more favorable interest rate environment in the third quarter of 1997 as compared to the same period of 1996. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential homebuyers.

         At September 30, 1997, the total sales value of the Company's Backlog of 1,674 homes was approximately $326.0 million, representing a 8.3% increase in sales value and a 2.2% increase in units from the levels reported at September 30, 1996. The increase in units at September 30, 1997 is a result of a decrease in deliveries in the first nine months of 1997 and a record number of New Contracts recorded in the first nine months of 1997. The average sales price of homes in Backlog increased 5.4% from September 30, 1996 to September 30, 1997. This increase was primarily due to increases in the Columbus, Cincinnati, Orlando and Maryland markets where the Company is building in more upscale and certain niche subdivisions. The Chevy Chase subdivision in Maryland, where the Company started selling in May of 1997, has an average selling price of over $700,000.

         Gross Margin. The overall gross margin for the homebuilding segment was 18.1% for the three months ended September 30, 1997 as compared to 17.6% for the comparable period of 1996. The gross margin from housing sales increased from 17.8% in the third quarter of 1996 to 18.2% in the third quarter of 1997. This increase was due to the increased emphasis placed on improving margins during 1997 and 1996. The increase in gross margin was partially offset by a decrease in gross margin from lot and land sales where margins decreased from 39.4% to 23.5%. The gross margin recorded in the current year is lower due to the sale of a tract of commercial real estate in the third quarter of 1996 which produced a gross margin significantly higher than normal lot sales. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. Gross margins were also higher due to the national accounts program which the Company continues to expand. Through this program, the Company has been able to lower costs on many of the components used in building its homes through volume discounts and other negotiated price reductions from its suppliers. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control, including possible shortages of qualified subcontractors.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue increased slightly from 2.6% for the three months ended September 30, 1996 to 2.8% for the three months ended September 30, 1997. This increase was primarily attributable to the increase in real estate taxes recorded in the third quarter of 1997 as compared to the third quarter of 1996 due to the increase in land development activities. Additionally, the Company incurred general and administrative expenses of approximately $200,000 in their newest market, Phoenix, Arizona.

         Selling Expenses. Selling expenses as a percentage of total revenue increased slightly to 6.6% for the three months ended September 30, 1997 from 6.5% for the comparable period of 1996. However, this increase resulted from a minimal increase in total revenue.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Total Revenue. Total revenue for the nine months ended September 30, 1997 increased 4.8% from the nine months ended September 30, 1996. This increase was due to a 2.9% increase in housing revenue and a 118.6% increase in land revenue. The increase in housing revenue was due to a 6.1% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in nine of the Company's twelve divisions; however, the increase was primarily due to increases in the Columbus and Charlotte markets where the Company is building in more upscale and certain niche subdivisions. The increase in land revenue from $6.1 million to $13.3 million was primarily attributable to the Washington D.C. market. Both the Maryland and Virginia divisions had significant lot sales to outside homebuilders. It continues to be the Company's strategy to sell to third parties in these divisions.

         Home Sales and Backlog. The Company recorded a 2.1% increase in the number of New Contracts in the nine months ended September 30, 1997 as compared to the same period of 1996. The increase in New Contracts in the first nine months of 1997 was due mainly to the Horizon division where the number of New Contracts increased 54.6%. The lower priced Horizon division continues to expand into desirable locations in the Columbus market. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential homebuyers.

         Gross Margin. The overall gross margin for the homebuilding segment was 18.1% for the nine months ended September 30, 1997 as compared to 17.8% for the comparable period of 1996. The gross margin from housing sales remained constant at 18.1% for both periods. The overall increase in gross margin was mainly due to lot and land sales, where margins increased from 18.9% to 25.8%. Both the Maryland and Virginia divisions had significant increases in the number of lots sold to outside homebuilders. It continues to be the Company's strategy to sell to third parties in these divisions. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. Gross margins were also higher due to the national accounts program which the Company continues to expand. Through this program, the Company has been able to lower costs on many of the components used in building its homes through volume discounts and other negotiated price reductions from its suppliers. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control, including possible shortages of qualified subcontractors.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue increased from 2.7% for the nine months ended September 30, 1996 to 3.0% for the comparable period in the current year. This increase was primarily attributable to the increase in real estate tax expense and bonuses. Real estate taxes increased in the current year as the Company's investment in land development activities increased over prior year balances. More bonuses were recorded in the first nine months of 1997 as compared to the first nine months of 1996 due to the significant increase in net income. Additionally, the Company incurred general and administrative expenses of approximately $700,000 in their newest market, Phoenix, Arizona.

         Selling Expenses. Selling expenses as a percentage of total revenue decreased to 6.8% for the nine months ended September 30, 1997 from 7.0% for the comparable period of 1996. The decrease in the nine-month period was primarily due to decreases in sales commissions paid to outside Realtors.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL CORP.

The following table sets forth certain information related to the Company's financial services segment:

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
(Dollars in thousands)                           1997            1996                1997             1996
----------------------------------------------------------------------------------------------------------
Number of Loans Originated                        634             659               1,624            1,666
   Revenue:
   Loan origination fees                       $  870           $ 852            $  2,182          $ 2,075
   Sale of servicing and marketing gains          944             815               3,665            2,857
   Other                                          776             628               2,034            1,680

Total Revenue                                   2,590           2,295               7,881            6,612
----------------------------------------------------------------------------------------------------------

General and administrative expenses             1,115           1,101               3,274            3,327
----------------------------------------------------------------------------------------------------------

Operating Income                               $1,475         $ 1,194             $ 4,607         $  3,285
----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Total Revenue. Total revenue for the three months ended September 30, 1997, was $2.6 million, a 12.8% increase over the $2.3 million recorded for the comparable period of the prior year. Loan origination fees increased 2.1% for the third quarter of 1997 from the comparable period of 1996, even though the number of loans originated decreased 3.8%. The increase in loan origination fees was primarily due to higher loan amounts, based on higher sales prices of Homes Delivered.

         Revenue from the sale of servicing and marketing gains increased 15.8% over the comparable period of the prior year. The Company originated primarily fixed rate mortgages due to low and stable interest rates. The Company earns higher premiums on fixed rate mortgages as opposed to adjustable rate mortgages. Mortgage amounts increased, based on higher home prices, which generated higher service release premiums. The Company also negotiated more favorable terms with investors which resulted in an increase in service release premiums.

         General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1997 remained constant at $1.1 million as compared to the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Total Revenue. Total revenue for the nine months ended September 30, 1997 was $7.9 million, a 19.2% increase over the $6.6 million recorded for the comparable period of the prior year. Loan origination fees increased 5.2% in the first nine months of 1997 over the comparable period of 1996, even though the number of loans originated decreased 2.5%. The increase in loan origination fees was due primarily to a higher capture rate of the Company's higher end product lines and higher sales prices of Homes Delivered.

         Revenue from the sale of servicing and marketing gains increased from $2.9 million to $3.7 million for the nine months ended September 30, 1997. This increase of 28.3% was primarily due to favorable market conditions during the last part of 1996 and early part of 1997 which increased marketing gains on loans that closed during the first quarter of 1997. M/I Financial used hedging methods whereby it has the option, but is not required, to complete the hedging transaction. The Company also negotiated more favorable terms with investors which resulted in an increase in service release premiums.

         Revenue from other sources increased to $2.0 million for the nine months ended September 30, 1997 from $1.7 million for the comparable period of 1996. This increase was primarily due to earnings from the Company's 49.9% interest in a title agency that started operations early in 1997.

         General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1997 and 1996 were $3.3 million for both periods.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the three and nine months ended September 30, 1997 totaled $4.4 and $9.3 million, respectively, or 2.8% and 2.3% of total revenue. This was an increase from the $4.0 and $8.9 million, or 2.5% and 2.3% of total revenue recorded for the comparable periods of 1996. These increases are primarily due to higher bonuses recorded in the three and nine months ended September 30, 1997 as compared to the comparable periods of the prior year due to the significant increase in net income.

         Interest Expense. Corporate and homebuilding interest expense for the three and nine months ended September 30, 1997 decreased to $3.0 and $8.0 million, respectively, from $3.5 and $9.5 million recorded for the comparable periods of the prior year. Interest expense was lower in the current year due to a decrease in the weighted average interest rate and an increase in the net amount of interest capitalized during the first nine months of 1997 as compared to the first nine months of 1996. This was partially offset by an increase in the average borrowings outstanding. The weighted average interest rate decreased due to the Company replacing its 14% Subordinated Notes with a new Subordinated Note at a significantly lower rate in December of 1996. In May of 1996, the Company switched its bank borrowings from prime to LIBOR plus a margin which also reduced the interest rate. Capitalized interest increased due to a significant increase in the Company's land development activities in the first nine months of 1997.

         Income Taxes. The effective tax rate for the three and nine months ended September 30, 1997 increased to 40.4% for both periods from 36.7% and 39.4% for the comparable periods of 1996. In the third quarter of 1996, the Company made a significant charitable contribution of commercial land, owned since 1986, decreasing the effective rate.

LIQUIDITY AND CAPITAL RESOURCES

         Notes Payable Banks. The Company's financing needs depend upon its sales volume, asset turnover, land acquisition and inventory balances. The Company has incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of its homebuilding activities. Historically, the Company's principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured.

         At September 30, 1997, the Company had bank borrowings outstanding of $102.0 million under its Bank Credit Facility, which permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $186.0 million and (ii) the Company's borrowing base, which is calculated based on specified percentages of certain types of assets held by the Company as of each month end, less the sum of (A) outstanding letters of credit issued for purposes other than to satisfy bonding requirements and (B) the aggregate amount of outstanding letters of credit, other than letters of credit issued for the purpose of satisfying bonding requirements, for joint ventures in which the Company is a partner and which are guaranteed by the Company. The Bank Credit Facility matures September 30, 2002, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. On September 29, 1997, the Company amended its Bank Credit Facility, which lowered the borrowing rate. At September 30, 1997, borrowings under the Bank Credit Facility were at the prime rate or, at the Company's option, at LIBOR plus a margin of between 1.60% and 2.35% based on the Company's ratio of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to consolidated interest incurred and were primarily unsecured. The Bank Credit Facility contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The Bank Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, dividends that may be paid and the aggregate cost of certain types of inventory the Company can hold at any one time.

         An additional $7.3 million was outstanding as of September 30, 1997 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. On July 18, 1997, the Company and M/I Financial entered into a new short-term $30.0 million replacement credit facility with the existing lender, pursuant to which the Company and M/I Financial have the ability to borrow at (a) the prime rate less 0.25%, or (b) LIBOR plus 1.75% or (c) a combination of (a) and (b). The new agreement terminates on June 25, 1998, at which time the unpaid balance is due.

         At September 30, 1997, the Company had the right to borrow up to $205.3 million under its credit facilities, including $19.3 million under the M/I Financial loan agreement (95% of the aggregate face amount of eligible mortgage loans). At September 30, 1997, the Company had $96.0 million of unused borrowing availability under its loan agreements. The Company also had approximately $29.6 million of completion bonds and letters of credit outstanding at September 30, 1997.

         Subordinated Note/Subordinated Debt Facility. On August 29, 1997, the Company entered into a Credit Agreement (the "Subordinated Debt Facility") for $50 million of Senior Subordinated Notes. The proceeds were used to repay outstanding amounts under the Bank Credit Facility and the existing $25 million Subordinated Note due 2001. The new notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Cash. Net income from housing and lot and land sales is the Company's primary source of net cash provided by operating activities. Net cash used by operating activities in the nine months ended September 30, 1997 was $5.9 million compared to $7.8 million for the prior year period. The decrease in net cash used by operating activities was primarily due to a large increase in accounts payable. This was partially offset by a decrease in inventories.

         Land and Land Development. Over the past several years, the Company's land development activities and land holdings have increased significantly, and the Company expects this trend will continue in the foreseeable future. Single-family lots, land and land development costs increased 9.9% from December 31, 1996 to September 30, 1997. The Company anticipates that its land holdings in the Columbus market will increase 50% in 1997. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. This is particularly true for the Company's Horizon product line where, due to the price points the Company targets, lots are generally not available from third party developers at economically feasible prices. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy the Company's demand for lots in the most cost effective manner.

         The $9.0 million increase in notes payable to banks, along with the $25.0 million increase in subordinated notes, from December 31, 1996 to September 30, 1997 reflects increased borrowings primarily attributable to the seasonal increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $41.5 million from December 31, 1996 to September 30, 1997 while single-family lots, land and land development costs increased $12.8 million. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots.

         As of September 30, 1997, the Company has closed on the first four phases of a six-phase land purchase contract in the Maryland division. This contract was entered into in 1994 and required a greater investment than the Company normally commits. The Company sold a portion of the developed lots from the first and second phases to outside homebuilders and is currently selling a portion of the lots in the third and fourth phases to outside homebuilders. The Company has an option to purchase each of the remaining two phases. If the Company purchases all six phases, the total purchase price will be approximately $39.8 million and the land will be developed into approximately 710 lots.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital.

         Treasury Stock. On March 15, 1997 and August 1, 1997, the Company purchased 500,000 and 702,439 shares, respectively, of the Company's common stock from the Melvin L. Schottenstein family interests and trusts for their benefit at an average per share price of $11.85. These shares are held as treasury shares by the Company. The total purchase price was $14.3 million and was paid from the Company's Bank Credit Facility.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate on the Company's outstanding debt for the nine months ended September 30, 1997 was 8.5% as compared to 9.7% for the nine months ended September 30, 1996.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         The Company wishes to take advantage of the safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding the Company's future financial performance and financial condition. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below.

         General Real Estate, Economic, Interest Rates and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions, including employment levels, changing demographic considerations, availability of financing, interest rates, consumer confidence and housing demand. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder, including competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. The Company cannot predict whether interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, and in particular mortgage interest rates, the Company's business could be adversely affected.

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

         The Company's Markets. The Company's operations are situated in the Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; and Virginia and Maryland metropolitan areas. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. For the year ended December 31, 1996, approximately 38% of the Company's housing revenue and a significant portion of the Company's operating income were derived from operations in its Columbus, Ohio market. The Company's performance could be significantly affected by changes in this market. The Company expanded into a new geographic market, Phoenix, Arizona, in late 1996. A new market may prove to be less stable and may involve delays, problems and expenses not typically found by the Company in the existing markets with which it is familiar.

         Competition. The homebuilding industry is highly competitive. The Company competes in each of its local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than the Company. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. The Company also competes with the resale market for existing homes which provides certain attraction for homebuyers over building a new home.

         Governmental Regulation and Environmental Considerations. The homebuilding industry is subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design, and construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. The Company must also obtain licenses, permits and approvals from various governmental agencies for its development activities, the granting of which are beyond the Company's control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although the Company cannot predict the impact on the Company of compliance with any such requirements, such requirements could result in time consuming and expensive compliance programs.

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

         In addition, the Company has been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hook-ups or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of operations by the Company without notice to, or recourse by, the Company.

         Risk of Material and Labor Shortages. The Company is presently not experiencing any serious material or labor shortages. However, the residential construction industry in the past has, from time to time, experienced serious material and labor shortages in insulation, drywall, certain carpentry and framing work and cement, as well as fluctuating lumber prices and supplies. Delays in construction of homes due to these shortages could adversely affect the Company's business.

         Significant Voting Control by Principal Shareholders. As of October 31, 1997, members of the Melvin L. Schottenstein and Irving E. Schottenstein families owned approximately 53% of the outstanding Common Shares. In particular, Irving E. Schottenstein, in his own name and as trustee of trusts for his children, had the right to vote 2,761,800 Common Shares, or 36.4% of the outstanding Common Shares, and Melvin L. Schottenstein's children had the right to vote in the aggregate 1,243,000 Common Shares, or 16.4% of the outstanding Common Shares. Therefore, members of the Irving E. Schottenstein and Melvin L. Schottenstein families have significant voting power with respect to the election of the Board of Directors of the Company and, in general, the determination of the outcome of the various matters submitted to the shareholders of the Company for approval.

         Dependence on Key Executives. The Company is managed by a relatively small number of executive officers. The loss of the services of one or more of these executive officers could have an adverse effect on the Company's business and operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  -  none.

Item 2.  Changes in Securities  -  none.

Item 3.  Defaults Upon Senior Securities  -  none.

Item 4. Submission of Matters to a Vote of Security Holders - none.

Item 5.  Other Information  -  none.

Item 6.  Exhibits and Reports on Form 8-K

  The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                                    Description
------                                    -----------

  10.1 Third Amendment to second restated revolving credit loan and standby letter of credit agreement by and among the Company, Bank One, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; BankBoston, N.A.; The Fifth Third Bank of Columbus and Bank One, N.A. as agent for the banks, dated September 29, 1997.

  10.2 Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        M/I Schottenstein Homes, Inc.
                                        --------------------------------
                                                   (Registrant)


Date:  October 31, 1997                 by:   /s/ Robert H. Schottenstein
                                              -----------------------------
                                              Robert H. Schottenstein
                                              President



Date:  October 31, 1997                    by:   /s/ Kerrii B. Anderson
                                                 --------------------------
                                                 Kerrii B. Anderson
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
 Number                             Description                                            Page #
 ------                             -----------                                            ------
  10.1   Third Amendment to second restated revolving credit loan and standby letter of credit agreement by and among the Company, Bank One, N.A.;
         The Huntington National Bank; The First National Bank of Chicago;
         National City Bank of Columbus; BankBoston, N.A.; The Fifth Third Bank
         of Columbus and Bank One, N.A. as agent for the banks, dated September
         29, 1997.

  10.2 Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated
         August 29, 1997.