Form 10-K
period 1997-12-31
M I SCHOTTENSTEIN HOMES INC
filed 1998-03-27
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File No. 1-12434

                          M/I SCHOTTENSTEIN HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                 31-1210837
    --------------------------------              ---------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          Name of Each Exchange on
      Title of Each Class                     Which Registered
  ----------------------------            ------------------------
  Common Stock, par value $.01            New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                ----------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 2, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant (4,823,261 shares) was approximately $108,825,000. The number of shares of common stock of M/I Schottenstein Homes, Inc., outstanding on March 2, 1998 was 7,602,161.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1997 (Part I, II and IV) Portions of the registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders filed pursuant to Regulation 14A (Part III)

                                     PART I

ITEM 1. BUSINESS

COMPANY

         M/I Schottenstein Homes, Inc. was reincorporated in Ohio in 1993. Prior to that date, the Company was a Delaware Corporation. M/I Schottenstein Homes, Inc. was incorporated, through predecessor entities, in 1973 and commenced its homebuilding activities in 1976. M/I Schottenstein Homes, Inc. and its subsidiaries (the "Company") is one of the nation's leading homebuilders. The Company constructs and sells single-family homes to the entry level, move-up and empty nester buyer under the Horizon, M/I Homes and Showcase Homes tradenames. In 1996, the latest year for which information is available, the Company was the fourteenth largest U.S. single-family homebuilder (based on total revenue) as ranked by Builder Magazine. The Company sells its homes in eleven geographic markets including Columbus and Cincinnati, Ohio; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; Virginia, Maryland and, recently, Phoenix, Arizona. The Company currently offers seven distinct lines of single-family homes ranging in base sales price from approximately $80,000 to $860,000 with an average sales price in 1997 of $183,000. During the year ended December 31, 1997, the Company delivered 3,152 homes and had revenues of $614.0 million and net income of $17.4 million, the highest in the Company's history.

         The Company is the leading homebuilder in the Columbus, Ohio market and has been the number one builder of single-family detached homes in this market for each of the past nine years. In addition, the Company is currently one of the top ten homebuilders in each of its Ohio, Florida, Indiana and North Carolina markets and believes it is well positioned to further penetrate these and its other markets. The Company's growth strategy targets both product line expansion and geographical diversification. With respect to geographical diversification, the Company has expanded into new markets through the opening of new divisions rather than through acquisitions. To complement its M/I Homes ($120,000 - $230,000 base sales price range) and Showcase Homes ($180,000 - $340,000 base sales price range) lines, the affordably priced Horizon line ($95,000 - $145,000 base sales price range), which appeals to the first time home buyer, was introduced to the Columbus market in 1993 and has been very successful. The Company has expanded this entry level product into a majority of its other markets.

         The Company believes it distinguishes itself from competitors by offering homes located in selective areas that have a higher level of design and construction quality within a given price range and by providing superior customer service. The Company also believes that by offering homes at a variety of price points, it attracts a wide range of buyers, many of whom were previous Horizon, M/I or Showcase homeowners. The Company supports its homebuilding operations by providing mortgage financing services through M/I Financial, and also provides title-related services through joint ventures.

         The Company's business strategy emphasizes the following key objectives:

         Focus on profitability. The Company focuses on improving profitability while maintaining the high quality of both its homes and its customer service. The Company focuses on gross margins by stressing the features, benefits, quality and design of its homes in the sale process and by minimizing speculative building. The Company also value engineers its homes by working with its subcontractors and suppliers to provide attractive home features while minimizing raw material and construction costs.

         Maintain conservative and selective land policies. The Company's profitability is largely dependent on the quality of its subdivision locations; therefore, the Company focuses on locating and controlling land in the most desirable areas of its markets. The Company is very conservative in its land acquisition policies and only purchases land already zoned and serviceable by utilities. The Company seeks to control a three- to five-year supply of land in each of its markets. The Company believes its expertise in developing land gives the Company a competitive advantage in controlling attractive locations at competitive costs, and, as a result, developed approximately 50% of its communities as of December 31, 1997. At December 31, 1997, the company owned 6,835 lots and controlled an additional 9,187 lots pursuant to contracts.

         Maintain or increase market position in current markets. The Company has been the leading builder of single-family detached homes in the Columbus market for the last nine years. The Company seeks to maintain its leading position by continuing to provide high quality homes and superior customer service. The Company believes there are significant opportunities to profitably expand in each of its other markets, by increasing its product offerings, continuing to acquire land in desirable locations and constructing and selling homes with the same commitment to customer service that has accounted for the Company's historical success. In addition, the Company continues to explore expanding into new markets through either internal growth (such as the expansion into Phoenix, Arizona late in 1996) or acquisitions.

         Provide superior customer service. The overriding Company philosophy is to provide superior service to its customers. The Company offers a wide array of functional and innovative designs and involves the customer in virtually every phase of its operations from the selling process through construction, closing and service after delivery. The Company's selling process focuses on the homes' features, benefits, quality and design as opposed to merely price and square footage. In certain markets, the Company utilizes design centers to enhance the selling process and increase the sale of optional features which typically carry higher margins. In addition, the Company assists many of its customers with financing and provides attractive warranties. As a result, based on the responses to the Company's customer questionnaire, for the seventh year in a row, more than 95% of the Company's customers would recommend the Company to a potential buyer.

         Offer product breadth and innovative design. The Company devotes significant resources to the research and design of its homes to better meet the needs of its customers. The Company offers seven distinct product lines and more than 300 different floor plans and elevations. In addition to providing customers with a wide variety of choices, the Company believes it offers a higher level of design and construction quality within a given price range. In addition, the Company has introduced and utilized innovative design concepts, such as themed communities, rear garages and rear alley access.

         Maintain decentralized operations with experienced management. The Company believes that each of its markets has unique characteristics and, therefore, is managed locally with dedicated, on-site management personnel. The Company's managers possess intimate knowledge of their particular market and are encouraged to be entrepreneurial in order to best meet the needs of such market. The Company's incentive compensation structure rewards each manager based on financial performance, income growth and customer satisfaction.

SALES AND MARKETING

         The Company markets and sells its homes under the Horizon, M/I and Showcase tradenames. Home sales are conducted from on-site sales offices in furnished model homes by the Company's own sales personnel. Each sales consultant is trained and equipped to fully explain the features and benefits of the Company's homes, to determine which home best suits each customer's needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is paid to the training and re-training of all sales personnel to assure the highest levels of professionalism and product knowledge. Overall, the Company currently employs more than 136 sales consultants and operates approximately 150 model homes.

         The Company advertises in newspapers and magazines, by direct mail, on billboards and on radio and television, although the particular marketing medium used differs from division to division based upon marketing demographics and other competitive factors. In addition, the Company welcomes independent broker participation and, from time to time, utilizes various promotions and sales incentives to attract interest from these brokers. The Company's commitment to quality design and construction and reputation for customer service has resulted in a strong referral base and a significant number of repeat buyers.

         To enhance the selling process, the Company operates design centers in the Cincinnati, Columbus, and most recently, Tampa markets. The design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors as well as standard options and upgrades. In its other markets, the color selection and option/upgrade process is handled directly by the Company's sales consultants. The Company also offers financing to its customers through its wholly-owned subsidiary, M/I Financial, which now has branches in all markets in which the Company operates except Virginia, Maryland and Phoenix. M/I Financial originates loans primarily for purchasers of the Company's homes. The loans are then sold, along with the majority of the servicing rights, to outside mortgage lenders.

         The Company generally does not commence construction of its homes until it obtains a sales contract and preliminary oral advice from the customer's lender that financing will be approved. However, in certain markets, contracts are sometimes accepted contingent upon the sale of an existing home and construction is authorized through a certain stage prior to satisfaction of that contingency. In addition, in all divisions, a limited, strictly controlled number of "spec" homes (i.e., homes started in the absence of an executed contract) are built in order to permit construction and delivery of homes on an immediate-need basis and to provide presentation of new products. In determining the number of spec homes to be started, the Company has traditionally adopted what it believes to be a very conservative approach, with the unit number determined after consultation with the respective region and division presidents.

         The Company's sales and marketing efforts are further enhanced by the Company's inspection and warranty programs. Through these programs, the Company offers a 2-year limited warranty on materials and workmanship and a 20-year limited warranty against major structural defects. To increase the value of these warranties, both are transferable in the event of the sale of the home. Immediately prior to closing and three months after a home is delivered, the Company inspects each home with the customer to determine if any repairs are required. At the customer's written request, the Company will also provide a free 1-year inspection and again make any necessary repairs. The Company also passes along to its customers all warranties provided by manufacturers or suppliers of components installed in each home. The Company's warranty expense was approximately 1.0% of total costs and expenses for each of the years ended December 31, 1997, 1996 and 1995.

DESIGN AND CONSTRUCTION

         The Company devotes significant resources to the research, design and development of its homes in order to better meet the needs of the various home buyers in housing markets in which the Company operates. Virtually all of the Company's floor plans and elevations are designed by an experienced, in-house staff of qualified professionals using modern computer-aided design technology. The Company offers more than 300 different floor plans and elevations which may differ significantly from market to market.

         The construction of each home is supervised by a construction supervisor who reports to a production manager, both of whom are employees of the Company. Customers are introduced to their construction supervisor prior to commencement of home construction at a pre-construction "buyer/builder" conference. In addition to introducing customers to their construction supervisor, the purpose of this conference is to review with the customers the home plans and all relevant construction details and to explain the construction process and schedule to the customers. Every customer is given a hard hat at the "buyer/builder" conference as an open invitation to visit the site at any time during the course of construction. The Company wants customers to become involved, to better understand the construction of their home and to see the quality being built into their home. All of this is part of the Company's philosophy to "put the customer first" and enhance the total homebuilding experience.

         Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority ("FHA") and Veterans Administration ("VA") requirements. To allow maximum design flexibility, the Company limits the use of pre-assembled building components and pre-fabricated structural assemblies. The efficiency of the building process is enhanced by the Company's use of standardized materials available from a variety of sources. The Company has, from time to time, experienced construction delays due to shortages of materials or subcontractors. Such construction delays may, in turn, delay the delivery of homes, thereby extending the period of time between the signing of a purchase contract with respect to a home and the receipt of revenue by the Company; however, the Company cannot predict the extent to which shortages of necessary materials or labor may occur in the future. The Company employs independent subcontractors for the installation of site improvements and the construction of its homes. Subcontractors are supervised by the Company's on-site construction supervisors. All subcontractor work is performed pursuant to written agreements with the Company. Such agreements are generally short-term, with terms from six to twelve months, provide for a fixed price for labor and materials and are structured to allow for price protection for the Company's Backlog. The Company seeks to build in large volume to reduce the per unit cost of the homes which it sells due to advantages achieved by lower unit prices paid to subcontractors for labor and materials.

MARKETS

         The Company's operations are organized into geographic regions in order to maximize management and operating efficiencies. Each geographic region is comprised of one or more operating divisions in a particular major metropolitan area. The Company's present divisional operating structure is as follows:


                                                              Year
                                                           Operations
            Region                  Division                Commenced
            ------                  --------                ---------
Ohio...........................     Columbus                  1976
                                    Columbus - Showcase       1988
                                    Columbus - Horizon        1994
                                    Cincinnati                1988

Indiana........................     Indianapolis              1988

Florida........................     Tampa                     1981
                                    Orlando                   1984
                                    Palm Beach County         1984

North Carolina.................     Charlotte                 1985
                                    Raleigh                   1986

Washington D.C. ...............     Virginia                  1991
                                    Maryland                  1991

Arizona........................     Phoenix                   1996


         Ohio and Indiana Region. The Company began its operations in the Columbus, Ohio market in 1976 and expanded into both Cincinnati, Ohio and Indianapolis, Indiana in 1988. These markets accounted for approximately 60% of the Company's deliveries in 1997.

         Columbus is the capital of Ohio, with federal, state and local governments providing significant and stable employment. Columbus has been a stable market with diverse economic and employment bases. In 1997, Columbus' unemployment rate was approximately 3%, significantly below the national rate of 5.4%. Columbus is also the home of The Ohio State University, one of the largest universities in the world, with an annual budget exceeding $1 billion. The Company offers all product lines in Columbus, with base sales prices ranging from approximately $95,000 to $340,000 through three operating divisions. The Company is the leading homebuilder in Columbus, having built and delivered more single-family detached homes in this market than any other homebuilder during each of the last nine years. In 1997, the Company had approximately a 22% market share in the Columbus market.

         Cincinnati, like Columbus, is characterized by both a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger and General Electric. Also, the Cincinnati International Airport serves as a regional hub for Delta Airlines. The Company continues to expand its Horizon product line in this market and focuses on more affordable communities. In 1997, the Company was ranked the number two homebuilder in Cincinnati, excluding the Northern Kentucky market in which the Company does not participate.

         Indianapolis is a growth market noted for its excellent transportation system and relatively young population. 1997 was the sixth consecutive year of record single-family housing permits, due in part to the low unemployment rate of 3%. A large aircraft maintenance hub for United Airlines and a $62 million express mail sorting facility for the U.S. Postal Service have recently begun operations in Indianapolis. The Company continues to expand its Horizon product line in this market by introducing 40 foot lots. The Company continues to focus on premier locations with more affordable price points.

         Florida Region. The Company entered the Florida market in 1981, when it opened its Tampa division. In 1984, the Company opened additional divisions in Orlando and Palm Beach County. In 1997, home deliveries in this region represented approximately 20% of the Company's total deliveries.

         Tampa's housing market is strong, buoyed by financial services, tourism and conventions. Business relocation has continued, especially in the banking, insurance and telecommunications industries. Tampa's economy continues to grow; 1997 employment levels increased by 4%. Market-specific products, including the Horizon series, have been very successful for the Company in Tampa.

         In 1997, Orlando's economy grew at a healthy pace, with job growth increasing by 5%. Growth was led by improved tourism (both domestic and foreign), strong in-migration and business expansion/relocation due primarily to lower business costs. Substantial employment growth in the tourism industry is expected to continue.

         Palm Beach County is one of the more affluent markets in the United States. Recent job gains have been experienced in the construction, wholesale trade and service sectors. Population growth in the 1990s has been at a rate of twice the national average. The Company is concentrating on offering a good mix of product, for both the first-time and move-up home buyer.

         The North Carolina and Metropolitan Washington, D.C. Region. In 1985, the Company entered Charlotte and a year later began building in Raleigh-Durham. In 1991, the Company expanded into both Virginia and Maryland. In 1997, these markets represented approximately 20% of the Company's total deliveries.

         Charlotte, which is home to fast-growing firms in the banking industry, continues to prosper as a financial center. The Company expects this market to continue to gain administrative and back-office jobs as these firms pursue growth outside the region. In addition, Charlotte is establishing itself as a transportation hub with its manufacturing base. Due to this strong industry presence and the addition of professional sports teams, Charlotte is ranked at an above average level for long-term employment growth.

         Raleigh-Durham is well situated to take advantage of the explosive growth in high-tech firms with a well-educated workforce and the recently completed North Carolina telecommunications highway. The Company expects the housing market in this area to continue to exhibit strong growth.

         The Company believes that the Washington, D.C. market will remain very competitive. Historically, the Washington, D.C. region has been dominated by Federal Government employment. However, there has been an increasing trend toward private sector jobs, especially in the high-technology area. The Company's current operations in the Washington, D.C. region are located primarily in Fairfax, Prince William and Loudoun Counties in Virginia and Prince Georges, Montgomery and Anne Arundel Counties in Maryland. The Company will continue to focus on geographic, product and pricing niches in this market.

         The Arizona Region. The Company entered the Phoenix market in November 1996. The Phoenix housing market is one of the most active in the United States, generating over 25,000 permits annually in each of the last four years. Phoenix is a national leader in employment growth and has a very diverse economy. Additionally, in 1997, the Phoenix metropolitan area's unemployment rate was 2.4%. As commonly occurs in the homebuilding industry, it has been the Company's experience that it incurs losses in a new market, as it expenses all start-up costs. In 1997, the Company incurred a $1.4 million loss in its Phoenix division.

PRODUCT LINES

         The Company, on a regional basis, offers homes ranging in base sales price from approximately $80,000 to $860,000 and ranging in square footage from approximately 1,100 to 4,700 square feet. There are more than 300 different floor plans and elevations across all product lines. By offering a wide range of homes, the Company is able to attract first-time home buyers, move-up home buyers and empty nesters. It is a Company goal to sell more than one home to our customers.

         In the Columbus market, which is the Company's largest market, the Company offers all of its seven distinct product lines. In addition, the Company offers a select number of its product lines in its divisions outside of Columbus. The base sales price range and average square footage for these product lines in Columbus are shown below:

                                   BASE SALES                        AVERAGE
 PRODUCT LINE                      PRICE RANGE                   SQUARE FOOTAGE
 ------------                      -----------                   --------------
Horizon                         $95,000  -    $145,000                1,400
M/I Homes
   Heritage                    $120,000  -    $170,000                1,500
   Hallmark                    $145,000  -    $210,000                2,000
   Lakes of Powell             $175,000  -    $220,000                2,200
   Regency                     $170,000  -    $230,000                2,450
Showcase Homes
   Signature                   $220,000  -    $275,000                2,500
   Hampsted                    $180,000  -    $340,000                2,600
   Classic                     $250,000  -    $340,000                2,800

         In addition, the Company offers a line of attached townhomes in the Maryland and Virginia markets. These homes are marketed primarily to first-time buyers and range from 1,600 to 2,300 square feet of living space. These homes utilize wood frame construction and feature aluminum exteriors with brick fronts. In Maryland, Virginia and Phoenix, the Company offers homes with up to 4,700 square feet of living space for base sales prices ranging up to $860,000.

         In each of the Company's lines of homes, certain options are available to the purchaser for an additional charge. Major options include fireplaces, additional bathrooms, and higher quality carpeting, cabinets and appliances. The options typically are more numerous and significant on the more expensive homes. In offering its various products, the Company attempts to maintain substantially the same ratio of revenue to costs and expenses for each of its product lines.

LAND DEVELOPMENT ACTIVITIES

         The Company's land development activities and land holdings have increased significantly in the past few years, and are expected to continue to increase. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit the Company's risk; however, the Company continues to evaluate all of its alternatives to satisfy its need for lots in the most cost effective manner. The Company develops its own lots when it can gain a competitive advantage by doing so or when shortages of qualified land developers make it impractical to purchase the required lots from outside sources. The Company seeks to limit its investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to five years. Although the Company purchases land and engages in land development activities primarily for the purpose of furthering its own homebuilding activities, in certain markets, the Company has developed land with the intention of selling a portion of the lots to outside homebuilders.

         To limit the risk involved in the development of raw land, the Company has primarily acquired land through the use of contingent purchase contracts. These contracts require the approval of the Company's land committee. These contracts condition the Company's obligation to purchase land upon the Company's review and approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, levels of taxation, traffic patterns, development costs, title matters and other property-related criteria. In addition, careful attention is paid to the quality of the public school system. Only after this thorough evaluation has been completed does the Company make a commitment to purchase undeveloped land. To further reduce its risk when evaluating the acquisition of raw land, the Company generally does not commence development and engineering plans or surveys until all necessary zoning approvals are obtained.

          The Company from time to time enters into joint ventures, generally with other homebuilders. At December 31, 1997, the Company had interests varying from 33% to 50% in each of 16 joint ventures and 11 limited liability companies ("LLCs"). These joint ventures and LLCs develop land into lots and, generally, the Company receives its percentage interest in the form of a distribution of developed lots. The joint ventures and LLCs pay the managing partner or manager certain fees for accounting, administrative and construction supervision services performed by the managing partner or manager in addition to its percentage interest as a partner in the profits of the joint venture or LLC. The Company currently is responsible for the management of 6 of these 16 joint ventures and 6 of the 11 LLCs. These joint ventures and LLCs are equity financed, except where seller financing is available on attractive terms.

          During the development of lots and land, the Company is required by some municipalities and other governmental authorities to provide completion bonds for sewer, streets and other improvements. The Company generally provides letters of credit in lieu of these completion bonds. At December 31, 1997, $9.6 million of letters of credit were outstanding for these purposes, as well as $10.2 million of completion bonds.

AVAILABLE LOTS AND LAND

          The Company seeks to balance the economic risk of owning lots and land with the necessity of having lots available for its homes. At December 31, 1997, the Company had in inventory 1,947 developed lots and 1,896 lots under development. The Company also owned raw land expected to be developed into approximately 1,644 lots.

         In addition, at December 31, 1997, the Company's interest in lots held by its joint ventures and LLCs consisted of 41 developed lots and 392 lots under development. The Company also owns interests in raw land held by its joint ventures and LLCs zoned for 915 lots. It is anticipated that some of the lots owned by the Company and the joint ventures and LLCs will be sold to others.

         At December 31, 1997, the Company had options and purchase contracts, which expire over the next 5 years, to acquire 3,008 developed lots and land to be developed into approximately 6,179 lots, for a total of 9,187 lots, with an aggregate current purchase price of approximately $166.4 million. Purchase of these properties is contingent upon satisfaction of certain requirements by the Company and the sellers, such as zoning approval. The majority of these lot purchase agreements provide for periodic escalation of the purchase price which, the Company believes, reflects the developers' carrying cost of the lots. The following table sets forth the Company's land position in lots (including the Company's interest in joint ventures) by region in which the Company operated at December 31, 1997:

                                                           OWNED LOTS
                                              -------------------------------------
                                                              Under         To Be      Lots under
                   Region                     Developed    Development    Developed      Option      Total
              --------------------------------------------------------------------------------------------
              Ohio and Indiana                  1,096          743           1,881        6,767     10,487

              Florida                             461          136             286        1,278      2,161

              Carolina                            207           61             140          752      1,160

              Washington, D.C. and Phoenix        224        1,348             252          390      2,214
              --------------------------------------------------------------------------------------------

              Total                             1,988        2,288           2,559        9,187     16,022
              ============================================================================================


FINANCIAL SERVICES

         Through its wholly-owned subsidiary, M/I Financial, the Company offers fixed and adjustable rate mortgage loans, primarily to buyers of the Company's homes. M/I Financial has branches in all of the Company's housing markets, with the exception of Virginia, Maryland and Arizona. Of the 2,917 Homes Delivered in 1997 in the markets in which M/I Financial operates, M/I Financial provided financing for 2,365 of these homes representing approximately $340.6 million of mortgage loans originated and sold. M/I Financial issues commitments to customers and closes both conventional and government-insured loans in its own name. However, in an effort to minimize the risk of financing activities, M/I Financial generally sells the loans it originates to the secondary market which provides the funding within several days thereafter. The Company retains a small servicing portfolio which it currently sub-services with a financial institution.

         At December 31, 1997, the Company was committed to fund $85.4 million in mortgage loans to home buyers. Of this total, approximately $27.3 million were adjustable rate loans and $58.1 million were fixed rate loan commitments. The loans are granted at current market interest rates and the rate is guaranteed through the transfer of the title of the home to the buyer. The Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the home closes.

         One of the methods the Company uses to hedge the interest rate risk relative to unclosed loans is to purchase commitments from outside investors to acquire the loans at the interest rate at which the loan will be closed. The cost of these purchase commitments is recorded as an asset and is expensed as loans are closed under the related commitments. Any remaining unused balance is expensed when the commitment expires or earlier, if the Company determines that it will be unable to use the entire commitment prior to its expiration date. At December 31, 1997, the Company had approximately $33.3 million of commitments to deliver mortgage loans to outside investors.

         Another method utilized by the Company to hedge its interest rate risk is the use of forward sales of mortgage-backed securities whereby the Company agrees to sell and later repurchase similar but not identical mortgage-backed securities. Generally, the agreements are fixed-coupon agreements whereby the interest rate and maturity date of both transactions are approximately the same and are established to correspond with the closing of the fixed interest rate mortgage loan commitments of the Company. The difference between the two values of the mortgage-backed securities in the agreements at settlement provide a hedge on the interest rate risk exposure in the mortgage loan commitments and is included in the gain or loss on the sale of the loans to third party investors. At December 31, 1997, these agreements matured within 90 to 120 days. Securities under forward sales agreements averaged approximately $37.3 million during 1997 and the maximum amount outstanding at any month end during 1997 was $49.0 million, the balance at December 31, 1997. Hedging gains of $1.4 million were deferred at year end as the mortgage loans and commitment contracts qualified for hedge accounting.

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

         In 1996, the Company entered into a joint venture to provide title insurance in the Indianapolis and Columbus markets. In 1997, a similar joint venture was formed in the Tampa and Orlando markets. The Company plans to expand its title-related services by entering the Cincinnati market in 1998.

COMPETITION

         The homebuilding industry is highly competitive. The Company competes in each of its local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources than the Company. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled subcontractors. The Company also competes with the resale market for existing homes which provides certain attractions for home buyers over building a new home.

REGULATION AND ENVIRONMENTAL MATTERS

         The homebuilding industry, including the Company, is subject to various local, state and federal (including FHA and VA) statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales and similar matters. Such regulation affects construction activities, including types of construction materials which may be used, certain aspects of building design, sales activities and other dealings with consumers. The Company also must obtain certain licenses, permits and approvals from various governmental authorities for its development activities. In many areas, the Company is subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of houses within the boundaries of a particular locality. The Company seeks to reduce the risk from restrictive zoning and density requirements by the use of contingent land purchase contracts which require that the land to be purchased by the Company meet various requirements, including zoning.

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

         Increasingly stringent requirements may be imposed on homebuilders and developers in the future which may have a significant impact on the Company and the industry. Although the Company cannot predict the effect of these requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, the continued effectiveness of licenses or permits already granted or development approvals already obtained is dependent upon many factors, some of which are beyond the Company's control.

EMPLOYEES

         At March 2, 1998, the Company employed 758 people (including part-time employees), of which 202 were employed in sales, 304 in construction and 252 in management, administrative and clerical positions. The Company considers its employee relations to be excellent. No employees are represented by a collective bargaining agreement.


ITEM 2. PROPERTIES

         The Company leases all of its offices, including the corporate and division locations. The Company leases a portion of its office space from a limited liability company in which the Company has a minority equity interest. See Notes 2, 5 and 9 to the Consolidated Financial Statements.

         Due to the nature of the Company's business, a substantial amount of property is held as inventory in the ordinary course of business. See "Item 1. Business - Available Lots and Land."


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in routine litigation incidental to its business. Management does not believe that any of this litigation is material to the financial statements of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997.


ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants during each of the two years ended December 31, 1997 and 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries have been incorporated herein by reference as set forth in Item 8 of Part II of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.                                     Page
                                                                            ----
         Independent Auditors' Report on financial statement schedules...... 19

         For the Years ended December 31, 1997, 1996 and 1995:
            Schedule II - Valuation and Qualifying Accounts ................ 19


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

Exhibit Number                            Description
--------------                            -----------
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


   10.5 Cascades 1992 Limited Partnership Certificate and Agreement of Limited Partnership dated July 20, 1992, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.


   10.6 Second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, Columbus, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; The First National Bank of Boston; The Fifth Third Bank of Columbus and Bank One, Columbus, N.A., as agent for the banks, dated December 30, 1996, hereby incorporated by reference to Exhibit
                          10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


   10.7 Consent to the creation of wholly-owned subsidiaries of the Company and to the amendment of the note purchase agreement pursuant to, and first amendment to, second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, Columbus, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; The First National Bank of Boston; The Fifth Third Bank of Columbus and Bank One, Columbus, N.A., as agent for the banks, dated March 14, 1997, hereby incorporated by reference to Exhibit
                          10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


   10.8 Second Amendment to second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, Columbus, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; The First National Bank of Boston; The Fifth Third Bank of Columbus and Bank One, Columbus, N.A. as agent for the banks, dated May 7, 1997, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

Exhibit Number                            Description
--------------                            -----------
   10.9 Third Amendment to second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; BankBoston, N.A.; The Fifth Third Bank of Columbus and Bank One, N.A. as agent for the banks, dated September 29, 1997, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


   10.10 Consent to the creation of subsidiaries of M/I Schottenstein Homes, Inc. pursuant to, and Fourth Amendment to, second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, N.A.; The Huntington National Bank; The First National Bank of Chicago; National City Bank of Columbus; BankBoston, N.A.; The Fifth Third Bank of Columbus and Bank One, N.A. as agent for the banks, dated December 29, 1997. (Filed herewith.)


   10.11 Promissory Note by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to
                          Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.


   10.12 Revolving Credit Agreement by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A. dated July 19, 1996, hereby incorporated by reference to
                          Exhibit 10.1 of the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1996.


   10.13 Revolving Credit Agreement by and among the Company, M/I Financial Corp. and Bank One, NA, dated
                          July 18, 1997, hereby incorporated by reference to
                          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


   10.14 First Amendment to revolving credit agreement by and among the Company, M/I Financial Corp. and Bank One, NA, dated December 8, 1997. (Filed herewith.)


   10.15 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission File No. 33-76518.


   10.16 Termination Agreement between the Company and parties to the Melvin and Irving Schottenstein Family Agreement, dated July 31, 1997, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


   10.17 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

Exhibit Number                            Description
--------------                            -----------
   10.18 Company's 1996 President and Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


   10.19                  Company's 1996 Corporate Executive Vice
                          President Bonus Program, hereby incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


   10.20 Company's 1996 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


   10.21                  Company's 1997 President and Senior Executive
                          Vice President Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


   10.22 Company's 1997 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


   10.23 Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


   10.24 Limited Liability Company Agreement of Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to
                          Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


   10.25 Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


   10.26 Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


   10.27 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

Exhibit Number                            Description
--------------                            -----------
   10.28 Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein, as Trustee of the Robert H. Schottenstein 1996 Insurance Trust, dated September 24, 1997. (Filed herewith.)


   10.29 Collateral Assignment Split-Dollar Agreement by and among the Company and Steven Schottenstein, and Irving E. Schottenstein, as Trustee of the Steven Schottenstein 1994 Trust, dated September 24, 1997. (Filed herewith.)


   10.30 Collateral Assignment Split-Dollar Agreement by and among the Company and Kerrii B. Anderson, and Douglas T. Anderson, as Trustee of the Kerrii B. Anderson 1997 Irrevocable Life Insurance Trust, dated September 24, 1997. (Filed herewith.)


   13 Annual Report to Shareholders for the year ended December 31, 1997. (Filed herewith.)


   21                     Subsidiaries of Company.  (Filed herewith.)


   23                     Consent of Deloitte & Touche LLP.  (Filed herewith.)


   24                     Powers of Attorney. (Filed herewith.)


   27                     Financial Data Schedule

---------------

   (b)     Reports on Form 8-K
           -------------------
           No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

   (c)     See Item 14(a)(3).

   (d)     Financial Statement Schedule - See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 26th day of March, 1998.

                                         M/I SCHOTTENSTEIN HOMES, INC.
                                            (Registrant)

                                         By: /s/  ROBERT H. SCHOTTENSTEIN
                                             ----------------------------
                                             Robert H. Schottenstein
                                             President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th of March, 1998.


    NAME AND TITLE                         NAME AND TITLE
    --------------                         --------------
IRVING E. SCHOTTENSTEIN*            /s/  ROBERT H. SCHOTTENSTEIN
------------------------            ----------------------------
Irving E. Schottenstein             Robert H. Schottenstein
Chairman of the Board and           President and Director
Chief Executive Officer
(Principal Executive Officer)

STEVEN SCHOTTENSTEIN*               /s/  KERRII B. ANDERSON
---------------------               -----------------------
Steven Schottenstein                Kerrii B. Anderson
Senior Executive Vice President     Senior Vice President, Chief Financial
and Director                        Officer, Assistant Secretary and Director
                                    (Principal Financial and Accounting Officer)

FRIEDRICH  K. M. BOHM*              JEFFREY H. MIRO*
----------------------              ----------------
Friedrich K. M. Bohm                Jeffrey H. Miro
Director                            Director

LEWIS R. SMOOT, SR.*                NORMAN L. TRAEGER*
--------------------                ------------------
Lewis R. Smoot, Sr.                 Norman L. Traeger
Director                            Director


* The above-named Directors and Officers of the Registrant execute this report by Robert H. Schottenstein and Kerrii B. Anderson, their Attorneys-in-Fact, pursuant to powers of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission as Exhibit 24 to the report.


                                         By: /s/  ROBERT H. SCHOTTENSTEIN
                                             ----------------------------
                                             Robert H. Schottenstein,
                                             Attorney-in-Fact



                                         By: /s/  KERRII B. ANDERSON
                                             -----------------------
                                             Kerrii B. Anderson,
                                             Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of M/I Schottenstein Homes, Inc.
Columbus, Ohio

We have audited the consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 27, 1998; such financial statements and reports are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of M/I Schottenstein Homes, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  DELOITTE & TOUCHE LLP
--------------------------
Deloitte & Touche LLP


Columbus, Ohio
February 27, 1998



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                      Additions
                                                   Balance at        Charged to                         Balance at
                                                    Beginning         Costs and                           End of
Description                                          of Year          Expenses         Deductions          Year
-----------                                          -------          --------         ----------          ----
Valuation allowance deducted from asset
  account - single-family lots, land and
  land development costs:

         Year ended
           December 31, 1997                       $ 2,350,000       $ 4,135,000      $ 2,485,000       $4,000,000
                                                   ===========       ===========      ===========       ==========

         Year ended
           December 31, 1996                       $   975,000       $ 1,375,000      $         0       $ 2,350,000
                                                   ===========       ===========      ===========       ===========

         Year ended
           December 31, 1995                       $         0       $   975,000      $         0       $   975,000
                                                   ===========       ===========      ===========       ===========


                                          EXHIBIT INDEX

Exhibit Number                            Description                                       Page No.
--------------                            -----------                                       --------
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


    10.5                  Cascades 1992 Limited Partnership Certificate and
                          Agreement of Limited Partnership dated July 20, 1992, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.


Exhibit Number                            Description                                       Page No.
--------------                            -----------                                       --------
    10.6                  Second restated revolving credit loan and standby
                          letter of credit agreement by and among the Company;
                          Bank One, Columbus, N.A.; The Huntington National
                          Bank; The First National Bank of Chicago; National
                          City Bank of Columbus; The First National Bank of
                          Boston; The Fifth Third Bank of Columbus and Bank One,
                          Columbus, N.A., as agent for the banks, dated December
                          30, 1996, hereby incorporated by reference to Exhibit
                          10.12 of the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1996.


    10.7                  Consent to the creation of wholly-owned
                          subsidiaries of the Company and to the amendment of the note purchase agreement pursuant to, and first amendment to, second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, Columbus, N.A.; The Huntington
                          National Bank; The First National Bank of Chicago;
                          National City Bank of Columbus; The First National
                          Bank of Boston; The Fifth Third Bank of Columbus and
                          Bank One, Columbus, N.A., as agent for the banks, dated March 14, 1997, hereby incorporated by reference to Exhibit 10.13 of the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1996.


    10.8 Second Amendment to second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, Columbus, N.A.; The
                          Huntington National Bank; The First National Bank of
                          Chicago; National City Bank of Columbus; The First
                          National Bank of Boston; The Fifth Third Bank of
                          Columbus and Bank One, Columbus, N.A. as agent for the bank, dated May 7, 1997, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 1997.


    10.9 Third Amendment to second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, N.A.; The Huntington
                          National Bank; The First National Bank of Chicago;
                          National City Bank of Columbus; BankBoston, N.A.; The
                          Fifth Third Bank of Columbus and Bank One, N.A. as agent for the banks, dated September 29, 1997, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


    10.10                 Consent to the creation of subsidiaries of M/I
                          Schottenstein Homes, Inc. pursuant to, and Fourth
                          Amendment to, second restated revolving credit loan and standby letter of credit agreement by and among the Company; Bank One, N.A.; The Huntington National
                          Bank; The First National Bank of Chicago; National
                          City Bank of Columbus; BankBoston, N.A.; The Fifth
                          Third Bank of Columbus and Bank One, N.A. as agent for the banks, dated December 29, 1997. (Filed herewith.)


Exhibit Number                            Description                                       Page No.
--------------                            -----------                                       --------
    10.11                 Promissory Note by and among the Company, M/I
                          Financial Corp. and Bank One, Columbus, N.A., dated
                          November 5, 1993, hereby incorporated by reference to
                          Exhibit 19(d) of the Company's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1993.


    10.12                 Revolving Credit Agreement by and among the Company,
                          M/I Financial Corp. and Bank One, Columbus, N.A. dated
                          July 19, 1996, hereby incorporated by reference to
                          Exhibit 10.1 of the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1996.


    10.13 Revolving Credit Agreement by and among the Company, M/I Financial Corp. and Bank One, NA, dated
                          July 18, 1997, hereby incorporated by reference to
                          Exhibit 10.1 of the Company's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1997.


    10.14 First Amendment to revolving credit agreement by and among the Company, M/I Financial Corp. and Bank
                          One, NA, dated December 8, 1997. (Filed herewith.)


    10.15 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8,
                          Commission File No. 33-76518.


    10.16 Termination Agreement between the Company and parties to the Melvin and Irving Schottenstein Family
                          Agreement, dated July 31, 1997, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly
                          Report on Form 10-Q for the quarter ended June 30, 1997.


    10.17 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9,
                          1994, hereby incorporated by reference to Exhibit
                          10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


    10.18                 Company's 1996 President and Chief Executive
                          Officer Bonus Program, hereby incorporated by reference to Exhibit 10.45 of the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1995.


    10.19                 Company's 1996 Corporate Executive Vice
                          President Bonus Program, hereby incorporated by reference to Exhibit 10.46 of the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1995.


Exhibit Number                            Description                                       Page No.
--------------                            -----------                                       --------
    10.20                 Company's 1996 Senior Vice President and Chief
                          Financial Officer Bonus Program, hereby incorporated
                          by reference to Exhibit 10.47 of the Company's Annual
                          Report on Form 10-K for the year ended December 31,
                          1995.


    10.21                 Company's 1997 President and Senior Executive Vice
                          President Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly
                          Report on Form 10-Q for the quarter ended June 30, 1997.


    10.22                 Company's 1997 Senior Vice President and Chief
                          Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1997.


    10.23                 Investment Home Compensation Plan dated September 1,
                          1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


    10.24                 Limited Liability Company Agreement of Northeast
                          Office Venture, Limited Liability Company dated
                          November 17, 1995, hereby incorporated by reference to
                          Exhibit 10.51 of the Company's Annual Report on Form
                          10-K for the year ended December 31, 1995.


    10.25 Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1995.


    10.26                 Credit Agreement between the Company and BankBoston,
                          N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


    10.27 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


    10.28 Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein, as Trustee of the Robert H.
                          Schottenstein 1996 Insurance Trust, dated September
                          24, 1997. (Filed herewith.)


Exhibit Number                            Description                                       Page No.
--------------                            -----------                                       --------
    10.29                 Collateral Assignment Split-Dollar Agreement by and
                          among the Company and Steven Schottenstein, and Irving
                          E. Schottenstein, as Trustee of the Steven
                          Schottenstein 1994 Trust, dated September 24, 1997.
                          (Filed herewith.)


    10.30 Collateral Assignment Split-Dollar Agreement by and among the Company and Kerrii B. Anderson, and Douglas
                          T. Anderson, as Trustee of the Kerrii B. Anderson 1997
                          Irrevocable Life Insurance Trust, dated September 24,
                          1997. (Filed herewith.)


    13                    Annual Report to Shareholders for the year ended
                          December 31, 1997. (Filed herewith.)


    21                    Subsidiaries of Company. (Filed herewith.)


    23                    Consent of Deloitte & Touche LLP. (Filed herewith.)


    24                    Powers of Attorney. (Filed herewith.)


    27                    Financial Data Schedule
