Form 10-Q
period 1998-03-31
M I SCHOTTENSTEIN HOMES INC
filed 1998-05-15
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended  March 31, 1998
                                          --------------

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

            Common stock, par value $.01 per share: 8,810,961 shares
                         outstanding as of May 14, 1997

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER

         Item 1.    Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1998 and
                    December 31, 1997                                      3

                    Consolidated Statements of Income
                    for the Three Months Ended
                    March 31, 1998 and 1997                                4

                    Consolidated Statements of Cash Flows
                    for the Three Months Ended
                    March 31, 1998 and 1997                                5

                    Notes to Interim Unaudited Consolidated
                    Financial Statements                                   6

         Item 2.    Management's Discussion and Analysis
                    of Results of Operations and Financial
                    Condition                                              8

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                     17

         Item 2.    Changes in Securities                                 17

         Item 3.    Defaults Upon Senior Securities                       17

         Item 4.    Submission of Matters to a Vote of Security Holders   17

         Item 5.    Other Information                                     17

         Item 6.    Exhibits and Reports on Form 8-K                      17

Signatures                                                                18

Exhibit Index                                                             19

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,           December 31,
(Dollars in thousands)                                                            1998                  1997
------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)

ASSETS

Cash                                                                             $     906          $  10,836
Cash held in escrow                                                                    779              2,537
Receivables                                                                         26,358             43,819
Inventories:
     Single-family lots, land and land development costs                           150,186            151,905
     Houses under construction                                                     130,456            100,916
     Model homes and furnishings - at cost (less accumulated depreciation:
         March 31, 1998 - $51;
         December 31, 1997 - $47)                                                   18,589             17,788
     Land purchase deposits                                                          1,014                645
Office furnishings, transportation and construction
     equipment - at cost (less accumulated depreciation:
     March 31, 1998 - $4,518;
     December 31, 1997 - $4,328)                                                     8,334              8,647
Investment in unconsolidated joint ventures and limited liability companies         14,700             15,236
Other assets                                                                        12,223             13,691
------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                       $ 363,545          $ 366,020
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                    $ 104,000          $  78,000
Note payable bank - financial operations                                             9,590             30,000
Mortgage notes payable                                                               6,292              5,950
Subordinated notes                                                                  50,000             50,000
Accounts payable                                                                    41,251             42,793
Accrued compensation                                                                 3,586             13,042
Income taxes payable                                                                 1,649              4,072
Accrued interest, warranty and other                                                16,364             19,103
Customer deposits                                                                   10,642              7,554
------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                             243,374            250,514
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                   --                 --
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued 8,813,400 shares                                                            88                 88
Additional paid-in capital                                                          50,737             50,573
Retained earnings                                                                   83,596             79,095
Treasury stock - at cost - 1,202,439 shares are held in treasury at
     March 31, 1998 and December 31, 1997                                          (14,250)           (14,250)
------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                    120,171            115,506
------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                       $ 363,545          $ 366,020
==================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

=========================================================================================
                                                            Three Months Ended March 31,
(Dollars in thousands, except per share information)         1998                  1997
---------------------------------------------------------------------------------------



Revenue                                                   $117,230              $105,829
----------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                       91,271                84,073
     General and administrative                              6,987                 6,410
     Selling                                                 8,821                 7,917
     Interest                                                2,648                 2,362
----------------------------------------------------------------------------------------


Total costs and expenses                                   109,727               100,762
----------------------------------------------------------------------------------------


Income before income taxes                                   7,503                 5,067
----------------------------------------------------------------------------------------


Income taxes:
     Current                                                 1,499                 1,151
     Deferred                                                1,503                   864
----------------------------------------------------------------------------------------


Total income taxes                                           3,002                 2,015
----------------------------------------------------------------------------------------


Net income                                                $  4,501               $ 3,052
========================================================================================

Per share data:
     Basic                                                $   0.59               $  0.35
     Diluted                                              $   0.58               $  0.35
========================================================================================

Weighted average shares outstanding:
     Basic                                               7,604,132             8,716,667
     Diluted                                             7,698,571             8,739,445
=========================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

=================================================================================================================
                                                                                    Three Months Ended March 31,
(Dollars in thousands)                                                                  1998              1997
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  4,501          $   3,052
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Loss from property disposals                                                         50                102
      Depreciation and amortization                                                       398                380
      Deferred income tax                                                               1,503                864
      Decrease (increase) in cash held in escrow                                        1,758               (673)
      Decrease in receivables                                                          17,461             18,693
      Increase in inventories                                                         (24,646)           (29,428)
      Decrease (increase) in other assets                                                 (75)             1,144
      Increase (decrease) in accounts payable                                          (1,542)             7,712
      Decrease in income taxes payable                                                 (2,423)              (541)
      Decrease in accrued liabilities                                                 (12,195)           (10,809)
      Equity in undistributed income of unconsolidated joint
         ventures, limited liability companies and limited partnerships                   (57)               (79)
-----------------------------------------------------------------------------------------------------------------
         Net cash used by operating activities                                       ( 15,267)           ( 9,583)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                                           (91)            (6,844)
   Investment in unconsolidated joint ventures                                         (3,843)            (1,297)
   Distributions from unconsolidated joint ventures, limited liability
      companies and limited partnerships                                                   87                113
-----------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                         (3,847)            (8,028)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Proceeds from borrowings                                                         77,800             70,305
      Principal repayments                                                            (72,210)           (49,035)
   Mortgage notes payable:
      Proceeds from borrowings                                                            342                 --
      Principal repayments                                                                 --                (19)
   Net increase in customer deposits                                                    3,088              1,650
   Proceeds from exercise of stock options                                                164                 --
   Payments to acquire treasury stock                                                      --             (5,250)
-----------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                      9,184             17,651
-----------------------------------------------------------------------------------------------------------------

         Net increase (decrease) in cash                                               (9,930)                40
         Cash balance at beginning of year                                             10,836              6,368
-----------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                               $    906          $   6,408
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                           $  2,044          $   2,182
      Income taxes                                                                   $  3,806          $   2,269
NON-CASH TRANSACTIONS DURING THE YEAR:
   Land acquired with mortgage notes payable                                         $    342          $      --
   Single-family lots distributed from unconsolidated joint ventures and
      limited liability companies                                                    $  4,349          $   3,473
================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

NOTE 2.      AMENDED LOAN AGREEMENT

   The Company has reached an agreement in principal with its lenders to enter into a new bank loan agreement. The new agreement will increase the amount of credit available to the Company and modify certain covenants.
   The Company expects to complete the new agreement by May 31, 1998.

NOTE 3.      INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three months ended March 31, 1998 and 1997 is as follows:

                                                    Three Months Ended March 31,
(Dollars in thousands)                                 1998              1997
-----------------------------------------------------------------------------

Interest capitalized, beginning of period            $7,620           $ 6,862
Interest incurred                                     3,335             2,625
Interest expensed                                    (2,648)           (2,362)
-----------------------------------------------------------------------------

Interest capitalized, end of period                  $8,307           $ 7,125
=============================================================================

NOTE 4.      CONTINGENCIES

   At March 31, 1998, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $152.6 million.

NOTE 5.      SALE OF TREASURY SHARES

   On April 27, 1998, the Company filed a registration statement with the Securities and Exchange Commission for up to 1,200,000 shares of common stock of the Company. The shares were sold on May 5, 1998. The Company received approximately $24,600,000 on May 8, 1998, which was used to repay a portion of existing indebtedness.

NOTE 6.      PER SHARE DATA

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 replaced the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. All EPS amounts for all periods have been presented to conform to SFAS 128 requirements.

   Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include common share equivalents, when dilutive.

NOTE 7.      ACCOUNTING STANDARDS

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 is required to be adopted for the Company's 1998 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.

NOTE 8.      DIVIDENDS

   On April 22, 1998, the Company paid a cash dividend of $0.05 per share, the first cash dividend in the Company's history. On April 28, 1998, the Board of Directors approved a $0.05 per share cash dividend payable to stockholders of record of its common stock on July 1, 1998, payable on July 22, 1998.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                                FORM 10-Q PART I
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended March 31, 1998 was $117.2 million, a 10.8% increase over the $105.8 million recorded for the comparable period of 1997. Increases in housing and other revenue of $13.4 million and $0.7 million, respectively, was partially offset by a $2.7 million decrease in land revenue. The increase in housing revenue was attributable to both an increase in the number of Homes Delivered as the Company delivered 52 more homes for the first quarter of 1998 compared to the prior year, and a 3.9% increase in the average sales price of Homes Delivered. The increase in other income was primarily attributable to M/I Financial, where both the number of loans originated and the gains recognized from the sale of loans increased in the current year. The decrease in land revenue for the first quarter of 1998 was primarily due to a significant decrease from the first quarter of 1997 in the number of lots sold to third parties in the Washington, D.C. market.

         Income Before Income Taxes. Income before income taxes for the first quarter of 1998 increased 48.1% over the comparable period of 1997. Income before income taxes reached $7.5 million, a record for the Company's first quarter. The increase related to housing and land, where income before income taxes increased from $3.4 to $5.3 million, and financial services, where income before income taxes increased from $1.7 to $2.2 million. The increase in housing was due to the increase in the number of Homes Delivered and in the average selling price of Homes Delivered. The average selling price increased from $177,000 for the first quarter of 1997 to $184,000 in 1998. The increase in housing was also due to an increase in gross margin. Housing gross margin increased from 18.2% for the three months ended March 31, 1997 to 20.0% for the same period of the current year. The increase in financial services was primarily due to an increase in the number of loans originated and the significant increase in income from the sale of servicing and marketing gains due to increased loan volume and the favorable interest rate environment during the last half of 1997 and the first quarter of 1998.

HOME-BUILDING SEGMENT

The following table sets forth certain information related to the Company's homebuilding segment:

                                                                                    Three Months Ended March 31,
(Dollars in thousands)                                                                    1998            1997
==================================================================================================================
Revenue:
   Housing sales                                                                      $112,123        $98,680
   Land and lot sales                                                                    1,904          4,602
   Other income                                                                            476            296
==================================================================================================================
Total Revenue                                                                         $114,503       $103,578
==================================================================================================================
Revenue:
   Housing sales                                                                          97.9 %         95.3 %
   Land and lot sales                                                                      1.7            4.4
   Other income                                                                            0.4            0.3
------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                            100.0          100.0
Land and housing costs                                                                    80.4           81.6
------------------------------------------------------------------------------------------------------------------
Gross Margin                                                                              19.6           18.4
General and administrative expenses                                                        3.5            3.3
Selling expenses                                                                           7.7            7.7
------------------------------------------------------------------------------------------------------------------
Operating Income                                                                           8.4 %          7.4 %
==================================================================================================================
MIDWEST REGION
Unit Data:
   New contracts, net                                                                      721            587
   Homes delivered                                                                         376            342
   Backlog at end of period                                                              1,402          1,153
Average sales price of homes in backlog                                                   $178           $174
Aggregate sales value of homes in backlog                                             $250,000       $200,000
Number of active subdivisions                                                               80             80
==================================================================================================================
FLORIDA REGION
Unit Data:
   New contracts, net                                                                      193            172
   Homes delivered                                                                         126            112
   Backlog at end of period                                                                322            281
Average sales price of homes in backlog                                                   $185           $171
Aggregate sales value of homes in backlog                                              $59,000        $48,000
Number of active subdivisions                                                               35             30
==================================================================================================================
NORTH CAROLINA, VIRGINIA AND MARYLAND, AND ARIZONA REGION
Unit Data:
   New contracts, net                                                                      231            148
   Homes delivered                                                                         107            103
   Backlog at end of period                                                                356            253
Average sales price of homes in backlog                                                   $305           $237
Aggregate sales value of homes in backlog                                             $109,000        $60,000
Number of active subdivisions                                                               40             35
==================================================================================================================
TOTAL
Unit Data:
   New contracts, net                                                                    1,145            907
   Homes delivered                                                                         609            557
   Backlog at end of period                                                              2,080          1,687
Average sales price of homes in backlog                                                   $201           $183
Aggregate sales value of homes in backlog                                             $418,000       $308,000
Number of active subdivisions                                                              155            145
==================================================================================================================

         A home is included in "New Contracts" when the Company's standard sales contract, which requires a deposit and generally has no contingencies other than for buyer financing, is executed. In a limited number of markets, contracts are sometimes accepted contingent upon the sale of an existing home. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. Revenue and cost of revenue for a home sale are recognized at the time of closing.

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first three months of 1998, the Company delivered 609 homes, most of which were homes under contract in Backlog at December 31, 1997. Of the 1,544 contracts in Backlog at December 31, 1997, 9.6% have been canceled as of March 31, 1998. For homes in Backlog at December 31, 1996, 8.9% had been canceled as of March 31, 1997. For the homes in Backlog at December 31, 1996, the final cancellation percentage was 14.1%. Unsold speculative homes, which are in various stages of construction, totaled 154 and 129 at March 31, 1998 and 1997, respectively.

         Total Revenue. Total revenue for the homebuilding segment for the three months ended March 31, 1998 increased 10.5% compared to the three months ended March 31, 1997. This increase was due to a 13.6% increase in housing revenue and was offset by a 58.6% decrease in land revenue. The increase in housing revenue was partially due to a 9.3% increase in the number of Homes Delivered. Homes Delivered were higher in all of the Company's regions, led by the Midwest Region where the number of Homes Delivered increased 9.9%. The increase in housing revenue was also due to a 3.9% increase in the average sales price of Homes Delivered. Excluding the Phoenix division, which had no Homes Delivered in the first quarter of 1997, the average sales price of Homes Delivered increased in eight of the Company's twelve divisions led by the Columbus, Orlando and Charlotte divisions where the Company is building in more upscale and certain niche subdivisions. The decrease in land revenue from $4.6 million to $1.9 million was primarily attributable to the Washington, D.C. market. The Maryland division had significant lot sales to outside homebuilders in the three months ended March 31, 1997 which did not occur in the current year.

         Home Sales and Backlog. The Company recorded a 26.2% increase in the number of New Contracts recorded in the first quarter of 1998 compared to the corresponding period of 1997. The number of New Contracts recorded in the current year was higher than the prior year in nearly almost all of the Company's markets. The Company believes the increase in New Contracts was partially due to favorable market conditions and low interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         At March 31, 1998, the total sales value of the Company's Backlog of 2,080 homes was approximately $418.0 million, representing a 35.7% increase in sales value and a 23.3% increase in units over the levels reported at March 31, 1997. The increase in units at March 31, 1998 is a result of record high new contracts recorded in the first quarter of 1998. The average sales price of homes in Backlog increased 9.8% from March 31, 1997 to March 31, 1998. This increase was primarily due to increases in the Columbus, Orlando, Maryland and Phoenix markets where the Company is building in more upscale and certain niche subdivisions.

         Gross Margin. The overall gross margin for the homebuilding segment was 19.6% for the three month period ended March 31, 1998 compared to 18.4% for the three month period ended March 31, 1997. The gross margin from housing sales was 20.0% in the first quarter of 1998 compared to 18.2% in the first quarter of 1997. The gross margin from lot and land sales decreased from 28.0% to 16.2%. Gross margins in the current year were higher than the prior year in nearly all of the Company's markets. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company also focuses on acquiring or developing lots in premier locations to obtain higher margins. Gross margins were also higher due to the national accounts program which the Company continues to expand. Through this program, the Company has been able to lower costs on many of the components used in building its homes through volume discounts and other negotiated price reductions from its suppliers. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control, including possible shortages of qualified subcontractors. The decrease in the gross margins from lot and land sales was due to the Maryland division where there was a significant decrease in the number of lots sold to outside homebuilders.

         General and Administrative Expenses. General and administrative expenses as a percentage of total revenue increased from 3.3% for the three months ended March 31, 1997 to 3.5% for the three months ended March 31, 1998. This increase was primarily attributable to the increase in real estate tax expense, bonuses and rental expense. Real estate taxes increased in the current year as the Company's investment in land development activities increased over prior year balances. More bonuses were recorded in the first quarter of 1998 compared to the first quarter of 1997 due to the significant increase in net income. The increase in rent was primarily due to increased costs for office space compared to 1997 in the Columbus market.

         Selling Expenses. Selling expenses increased from $7.9 million for the three months ended March 31, 1997 to $8.8 million for the three months ended March 31, 1998. Selling expenses as a percentage of total revenue remained constant at 7.7% for the three months ended March 31, 1998 compared to the same period of the prior year. The increase in expense was primarily due to increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                                   Three Months Ended March 31,
(Dollars in thousands)                                1998           1997
-------------------------------------------------------------------------------
Number of loans originated                              533            423
   Revenue:
   Loan origination fees                             $  822         $  561
   Sale of servicing and marketing gains              1,808          1,545
   Other                                                838            628
-------------------------------------------------------------------------------
Total Revenue                                         3,468          2,734
-------------------------------------------------------------------------------

General and administrative expenses                   1,251          1,036
===============================================================================
Operating Income                                     $2,217         $1,698
===============================================================================

         Total Revenue. Total revenue for the three months ended March 31, 1998 was $3.5 million, a 26.8% increase over the $2.7 million recorded for the comparable period of the prior year. Loan origination fees increased 46.5% from the first quarter of 1997 to the first quarter of 1998. This increase was due to a 26.0% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

         Revenue from sale of servicing and marketing gains increased 17.0% from $1.5 million for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998. The increase in servicing fees was primarily due to more fixed rate mortgages originated during the first three months of 1998 as compared to the comparable period of 1997. The Company earns higher premiums on fixed rate mortgages as opposed to adjustable rate mortgages. The increase in marketing gains was primarily due to favorable market conditions during the last part of 1997 and early part of 1998 which increased marketing gains on loans that closed during the first quarter of 1998 along with an increase in average loan amounts and a 26.0% increase in the number of loans originated over the prior year. M/I Financial uses hedging methods whereby it has the option, but is not required, to complete the hedging transaction. This allowed the Company to record servicing and marketing gains during a period of falling interest rates while limiting its risk of loss from a rising interest rate market.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1998 were $1.3 million, a 20.7% increase from the comparable period of the prior year. The increase was primarily due to an increase in applications received. There were 181 more applications taken in the first quarter of 1998 than in the first quarter of 1997.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. General and administrative expenses decreased from $2.0 million for the three months ended March 31, 1997 to $1.7 million for the three months ended March 31, 1998. As a percentage of total revenue, general and administrative expenses decreased to 1.5% for the three months ended March 31, 1998 from 1.9% for the comparable period in the prior year. This decrease was partially due to less contributions expensed in 1998, along with minor decreases in a number of general and administrative accounts.

         Interest Expense. Corporate and homebuilding interest expense for the first quarter of 1998 totaled $2.6 million, a 13.0% increase from the $2.3 million recorded for the comparable period of the prior year. Interest expense was higher in the current year due to a slight increase in the weighted average interest rate and an increase in the average borrowings outstanding. This increase was partially offset by an increase in the net amount of interest capitalized during the first quarter of 1998 compared to the first quarter of 1997. The weighted average interest rate increased due to the Company replacing its $25 million Subordinated Note with a new $50 million Subordinated Note at a slightly higher fixed rate in August of 1997. Average borrowings outstanding and capitalized interest increased due to a significant increase in the Company's land development activities.

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

         Notes Payable Banks. At March 31, 1998, the Company had bank borrowings outstanding of $104.0 million under its Bank Credit Facility, which permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $186.0 million and (ii) the Company's borrowing base, which is calculated based on specified percentages of certain types of assets held by the Company as of each month end, less the sum of (A) outstanding letters of credit issued for purposes other than to satisfy bonding requirements and (B) the aggregate amount of outstanding letters of credit, other than letters of credit issued for the purpose of satisfying bonding requirements, for joint ventures in which the Company is a partner and which are guaranteed by the Company. The Bank Credit Facility matures September 30, 2002, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. At March 31, 1998, borrowings under the Bank Credit Facility were at the prime rate or, at the Company's option, LIBOR plus a margin of between 1.60% and 2.35% based on the Company's ratio of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to consolidated interest incurred and were primarily unsecured. The Bank Credit Facility contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The Bank Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, dividends that may be paid and the aggregate cost of certain types of inventory the Company can hold at any one time.

         The Company has reached an agreement in principal with its lenders to enter into a new bank loan agreement. The new agreement will increase the amount of credit available to the Company and modify certain covenants. The Company expects to complete the new agreement by May 31, 1998.

         An additional $9.6 million was outstanding as of March 31, 1998 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. At March 31, 1998, borrowings under this agreement were at (a) the prime rate less 0.25%, (b) LIBOR plus 1.60% or (c) a combination of (a) and (b). The agreement terminates on June 25, 1998, at which time the unpaid balance is due. The Company expects to enter into a new agreement prior to termination of the existing agreement.

         At March 31, 1998, the Company had the right to borrow up to $210.3 million under its credit facilities, including $24.3 million under the M/I Financial loan agreements (95% of the aggregate face amount of eligible mortgage loans). At March 31, 1998, the Company had $96.7 million of unused borrowing availability under its loan agreements. The Company also had approximately $27.8 million of completion bonds and letters of credit outstanding at March 31, 1998.

         Subordinated Notes. At March 31, 1998, there was outstanding $50.0 million of Senior Subordinated Notes. The notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Land and Land Development. Over the past several years, the Company's land development activities and land holdings have increased significantly, and the Company expects this trend will continue in the foreseeable future. Single-family lots, land and land development increased 7.3% from March 31, 1997 to March 31, 1998. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the Company developing more land due to the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. This is particularly true for the Company's Horizon product line, in which lots are generally not available from third party developers at economically feasible prices due to the price points the Company targets. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy the Company's demand for lots in the most cost effective manner.

         The $25.0 million increase in subordinated notes, partially offset by the $13.5 million decrease in notes payable banks - homebuilding operations, from March 31, 1997 to March 31, 1998 reflects increased borrowings primarily attributable to the increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $17.1 million from March 31, 1997 to March 31, 1998, and single-family lots, land and land development costs increased $10.2 million. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots.

         As of March 31, 1998, the Company had closed on four phases of a six-phase land purchase contract in the Maryland division. This contract was entered into in 1994 and required a greater investment than the Company generally commits. It has been the Company's policy to sell a portion of these lots to outside homebuilders. The Company closed on the fifth phase of this project on April 30, 1998 and has an option to purchase the remaining phase.

         At March 31, 1998, mortgage notes payable outstanding were $6.3 million, secured by lots and land with a recorded book value of $9.8 million.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital.

                  Sale of Treasury Shares. On April 27, 1998, the Company filed a registration statement with the Securities and Exchange Commission for up to 1,200,000 shares of common stock of the Company. The shares were sold on May 5, 1998. The Company received approximately $24,600,000 on May 8, 1998, which was used to repay a portion of existing indebtedness.

         Year 2000 Compliance. The Company is currently in the process of modifying or replacing certain management information systems to address issues regarding the year 2000. In accordance with current accounting guidance, modification costs for the year 2000 will be charged to expense as incurred while replacement costs will be capitalized and amortized over the asset's useful life. It is not presently believed that these changes will have an adverse impact on operations or that the expenditures related thereto will be material to the Company's financial position or results of operations in any given year.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate on the Company's outstanding debt for the three months ended March 31, 1998 was 8.6% compared to 8.4% for the three months ended March 31, 1997.

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

         General Real Estate, Economic and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions, including employment levels, changing demographic considerations, availability of financing, interest rates, consumer confidence and housing demand. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder, including competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. The Company cannot predict whether interest rates will be at levels attractive to prospective home buyers. If interest rates increase, and in particular mortgage interest rates, the Company's business could be adversely affected.

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

         The Company's Markets. The Company's operations are concentrated in the Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Virginia and Maryland metropolitan areas; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. For the three months ended March 31, 1998, approximately 45% of the Company's housing revenue and a significant portion of the Company's operating income were derived from operations in its Columbus, Ohio market. The Company's performance could be significantly affected by changes in this market.

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

         Governmental Regulation and Environmental Considerations. The homebuilding industry is subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design, and construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with home buyers. The Company must also obtain licenses, permits and approvals from various governmental agencies for its development activities, the granting of which are beyond the Company's control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although the Company cannot predict the impact on the Company of compliance with any such requirements, such requirements could result in time consuming and expensive compliance programs.

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

         Significant Voting Control by Principal Shareholders. As of March 31, 1998, members of the Irving E. Schottenstein family owned approximately 36% of the outstanding Common Shares of the Company (31% after the sale of treasury shares). In particular, Irving E. Schottenstein, in his own name and as trustee of trust for his children, had the right to vote 2,761,800 Common Shares. Therefore, members of the Irving E. Schottenstein family have significant voting power with respect to the election of the Board of Directors of the Company and, in general, the determination of the outcome of various matters submitted to the shareholders of the Company for approval.

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

10.1 Underwriting Agreement between the Company and Smith Barney Inc. for the issuance and sale of 1,200,000 shares of common stock dated May 5, 1998.

10.2      Company's 1998 President and Senior Executive Vice President Bonus
          Program.

10.3 Company's 1998 Senior Vice President and Chief Financial Officer Bonus Program.

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



                                               M/I Schottenstein Homes, Inc.
                                               -----------------------------
                                                      (Registrant)


Date:    May 14, 1998                          by: /s/ ROBERT H. SCHOTTENSTEIN
                                                   ---------------------------
                                                   Robert H. Schottenstein
                                                   President




Date:    May 14, 1998                          by: /s/ KERRII B. ANDERSON
                                                   ---------------------------
                                                   Kerrii B. Anderson
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION                                        PAGE #
--------------                     -----------                                        ------

10.1 Underwriting Agreement between the Company and Smith Barney Inc. for the issuance and sale of 1,200,000 shares of common stock dated May 5, 1998.

10.2      Company's 1998 President and Senior Executive Vice President Bonus
          Program.

10.3      Company's 1998 Senior Vice President and Chief Financial Officer Bonus
          Program.