Form 10-Q
period 1998-06-30
M I SCHOTTENSTEIN HOMES INC
filed 1998-08-12
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1998

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

                         YES     X          NO
                              ------           -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 8,810,961 shares
                        outstanding as of August 11, 1998

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                        PAGE
PART I.           FINANCIAL INFORMATION                                                                NUMBER

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets
                                    June 30, 1998 and
                                    December 31, 1997                                                    3

                                    Consolidated Statements of Income
                                    for the Three Months and Six Months Ended
                                    June 30, 1998 and 1997                                               4

                                    Consolidated Statement of Stockholders' Equity
                                    for the Six Months Ended
                                    June 30, 1998                                                        5

                                    Consolidated Statements of Cash Flows
                                    for the Six Months Ended
                                    June 30, 1998 and 1997                                               6

                                    Notes to Interim Unaudited Consolidated Financial
                                    Statements                                                           7

                  Item 2.           Management's Discussion and Analysis
                                    of Results of Operations and
                                    Financial Condition                                                  9

PART II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                   20

                  Item 2.           Changes in Securities                                               20

                  Item 3.           Defaults upon Senior Securities                                     20

                  Item 4.           Submission of Matters to a Vote of Security Holders                 20

                  Item 5.           Other Information                                                   20

                  Item 6.           Exhibits and Reports on Form 8-K                                    20

Signatures                                                                                              21

Exhibit Index                                                                                           22

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,            December 31,
(Dollars in thousands, except par values)                                         1998                  1997
----------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
ASSETS

Cash                                                                          $   11,811            $   10,836
Cash held in escrow                                                                  358                 2,537
Receivables                                                                       32,981                43,819
Inventories:
     Single-family lots, land and land development costs                         161,629               151,905
     Houses under construction                                                   157,378               100,916
     Model homes and furnishings - at cost (less accumulated depreciation:
         June 30, 1998 - $44;
         December 31, 1997 - $47)                                                 18,013                17,788
     Land purchase deposits                                                        1,084                   645
Office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
         June 30, 1998 - $4,366;
         December 31, 1997 - $4,328)                                               8,325                 8,647
Investment in unconsolidated joint ventures and limited liability companies       16,876                15,236
Other assets                                                                      11,761                13,691
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                    $  420,216            $  366,020
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                 $  105,000            $   78,000
Note payable bank - financial operations                                          17,160                30,000
Mortgage notes payable                                                             6,292                 5,950
Subordinated notes                                                                50,000                50,000
Accounts payable                                                                  52,256                42,793
Accrued compensation                                                               6,919                13,042
Income taxes payable                                                               2,362                 4,072
Accrued interest, warranty and other                                              16,625                19,103
Customer deposits                                                                 12,627                 7,554
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           269,241               250,514
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                  -                     -
Common stock - $.01 par value;
     authorized - 38,000,000 shares;
     issued and outstanding - 8,810,961 shares at June 30, 1998;
     issued - 8,800,000 shares at December 31, 1997                                   88                    88
Additional paid-in capital                                                        61,046                50,573
Retained earnings                                                                 89,841                79,095
Treasury stock - at cost - 1,202,439 shares are held in treasury at
     December 31, 1997                                                                 -               (14,250)
--------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  150,975               115,506
--------------------------------------------------------------------------------------------------------------

         TOTAL                                                                $  420,216            $  366,020
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
(Dollars in thousands, except per share information)   1998            1997              1998            1997
---------------------------------------------------------------------------------------------------------------



Revenue                                               $175,606        $146,014         $292,836        $251,843
---------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                  140,307         117,459          231,578         201,532
     General and administrative                          9,494           8,388           16,481          14,798
     Selling                                            11,576           9,620           20,397          17,537
     Interest                                            3,011           2,699            5,659           5,061
---------------------------------------------------------------------------------------------------------------


Total costs and expenses                               164,388         138,166          274,115         238,928
---------------------------------------------------------------------------------------------------------------


Income before income taxes                              11,218           7,848           18,721          12,915
---------------------------------------------------------------------------------------------------------------


Income taxes:
     Current                                             4,570           3,213            6,069           4,364
     Deferred                                               23               -            1,526             864
---------------------------------------------------------------------------------------------------------------


Total income taxes                                       4,593           3,213            7,595           5,228
---------------------------------------------------------------------------------------------------------------


Net income                                           $   6,625        $  4,635        $  11,126        $  7,687
===============================================================================================================

Per share data:
     Basic                                           $    0.80        $   0.56        $    1.40        $   0.90
     Diluted                                         $    0.79        $   0.56        $    1.38        $   0.90
===============================================================================================================

Weighted average shares outstanding:
     Basic                                           8,323,049       8,300,000        7,965,576       8,507,182
     Diluted                                         8,419,804       8,323,321        8,061,186       8,530,252
===============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)



=============================================================================================================

                                          SIX MONTHS ENDED JUNE 30, 1998

=============================================================================================================

                                              Common Stock
                                              ------------             Additional
                                        Shares                           Paid-In        Retained      Treasury
(Dollars in thousands)                Outstanding        Amount          Capital        Earnings        Stock
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997          7,597,561            $88          $ 50,573        $79,095      ($14,250)

     Net income                               -              -                 -         11,126             -

     Stock options exercised             13,400              -               164              -             -

     Dividends to stockholders                -              -                 -           (380)            -

     Sale of treasury shares, net of
        expenses                      1,200,000              -            10,338              -        14,221

     Retirement of treasury shares            -              -               (29)             -            29
-------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998              8,810,961            $88          $ 61,046        $89,841             -
=============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)

===============================================================================================================
                                                                                       SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                                                                 1998                1997
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $   11,126            $   7,687
   Adjustments to reconcile net income to net cash
   used by operating activities:
      Loss from property disposals                                                        131                  121
      Depreciation and amortization                                                       804                  774
      Deferred income tax                                                               1,503                  864
      Decrease (increase) in cash held in escrow                                        2,179                 (803)
      Decrease in receivables                                                          10,838                8,750
      Increase in inventories                                                         (61,335)             (38,242)
      Increase (decrease) in other assets                                                 346                 (132)
      Increase in accounts payable                                                      9,463               10,121
      Decrease in income taxes payable                                                 (1,710)                (340)
      Decrease in accrued liabilities                                                  (8,601)              (8,626)
      Equity in undistributed income of unconsolidated joint
         ventures, limited liability companies and limited partnerships                  (255)                (151)
------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                        (35,511)             (19,977)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to model and office furnishings,
      transportation and construction equipment                                          (515)              (7,329)
   Investment in unconsolidated joint ventures and limited liability companies         (7,556)              (4,680)
   Distributions from unconsolidated joint ventures, limited liability companies
      and limited partnerships                                                            639                  519
------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                         (7,432)             (11,490)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Proceeds from borrowings                                                        168,830              131,490
      Principal repayments                                                           (154,670)             (93,210)
   Mortgage notes payable:
      Proceeds from borrowings                                                            342                    -
      Principal repayments                                                                  -                  (29)
   Net increase in customer deposits                                                    5,073                2,026
   Dividends paid                                                                        (380)                   -
   Proceeds from exercise of stock options                                                164                    -
   Proceeds from sale of treasury stock-net of expenses                                24,559                    -
   Payments to acquire treasury stock                                                       -               (5,250)
------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     43,918               35,027
------------------------------------------------------------------------------------------------------------------

         Net increase in cash                                                             975                3,560
         Cash balance at beginning of year                                             10,836                6,368
------------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                             $   11,811            $   9,928
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                         $    4,821            $   4,555
      Income taxes                                                                 $    7,761            $   4,810

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Land acquired with mortgage notes payable                                       $      342            $       -
   Single-family lots distributed from unconsolidated joint ventures and
      limited liability companies                                                  $    5,856            $   4,482
==================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

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


NOTE 2.      AMENDED LOAN AGREEMENTS

   On May 27, 1998, the Company entered into a new bank loan agreement. Borrowing capacity was increased from $186.0 million to $204.5 million and certain covenants were modified. The maturity date of the loan was extended from September 30, 2001 to September 30, 2002.

   On June 22, 1998, the Company and M/I Financial entered into a new bank loan agreement with the existing lender, pursuant to which the Company and M/I Financial have the ability to borrow at (a) the prime rate less 0.50%, or (b) LIBOR plus 1.60% or (c) a combination of (a) and (b). The new agreement terminates on June 22, 2001, at which time the unpaid balance is due.


NOTE 3.      INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and six months ended June 30, 1998 and 1997 is as follows:

                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                             1998             1997                 1998            1997
-------------------------------------------------------------------------------------------------------------

Interest capitalized, beginning of period       $ 8,307         $  7,125             $  7,620        $  6,862
Interest incurred                                 3,599            3,172                6,934           5,797
Interest expensed                                (3,011)          (2,699)              (5,659)         (5,061)
-------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period             $ 8,895         $  7,598             $  8,895        $  7,598
=============================================================================================================

NOTE 4.      CONTINGENCIES

   At June 30, 1998, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $165.0 million.


NOTE 5.      PER SHARE DATA

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


NOTE 6.      ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Disclosure about Segments of an Enterprise and Related Information". SFAS 133 is required to be adopted for the Company's 2000 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.


NOTE 7.  SALE OF TREASURY SHARES

   On April 27, 1998, the Company filed a registration statement with the Securities and Exchange Commission for up to 1,200,000 shares of common stock of the Company. All of such shares were sold on May 5, 1998. The Company received approximately $24.6 million, which was used to repay a portion of existing indebtedness.


NOTE 8.      DIVIDENDS

   On April 22, 1998, the Company paid to the stockholders of record on April 1, 1998, the first cash dividend in the Company's history of $0.05 per share (aggregate dividends paid of $380,000). On April 28, 1998, the Board of Directors approved a $0.05 per share cash dividend payable to stockholders of record of its common stock on July 1, 1998, which was paid on July 22, 1998 (aggregate dividends paid of $440,000).

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended June 30, 1998 increased $29.6 million and for the six months ended June 30, 1998 increased $41.0 million over the comparable periods of 1997. For the three-month period, housing revenue, other revenue and land revenue increased $27.4 million, $0.5 million and $1.7 million, respectively. Increases for the six-month period in housing revenue of $40.9 million and other revenue of $1.1 million were partially offset by a $1.0 million decrease in land revenue. The increase in housing revenue for both the three- and six-month periods was attributable to an increase in the number of Homes Delivered of 100 and 152, respectively, and an increase in the average sales price of Homes Delivered of 5.8% and 5.1%, respectively. For both periods, the increase in other revenue is primarily attributable to financial services where both the number of loans originated and the gains recognized from the sale of loans increased in the current year. The increase in land revenue for the three months ended June 30, 1998 was primarily due to an increase in the number of lots sold to third parties in the Washington, D.C. and Charlotte markets over the comparable period of 1997. The decrease in land revenue for the six months ended June 30, 1998 was primarily due to a decrease in the number of lots sold to third parties in the Washington, D.C. market from the comparable period of 1997.

         Income Before Income Taxes. Income before income taxes for the three months ended June 30, 1998 increased 42.9% and for the six months ended June 30, 1998 increased 45.0% over the comparable periods of 1997. The increase for the three months ended June 30, 1998 related primarily to housing, where income before income taxes increased from $6.4 million to $9.1 million and financial services, where income before income taxes increased from $1.4 million to $2.1 million. The increase for the six months ended June 30, 1998 also related primarily to housing, where income before income taxes increased from $9.8 million to $14.4 million and financial services, where income before income taxes increased from $3.1 million to $4.3 million. The increase in housing for both the three- and six-month periods was due to the increase in the number of Homes Delivered and an increase in the average sales price of Homes Delivered. The increase in housing was also due to an increase in gross margin. Housing gross margin increased from 18.1% for both the three- and six-months ended June 30, 1997 to 18.9% and 19.4% for the three- and six-months ended June 30, 1998. The increase in financial services was primarily due to an increase in the number of loans originated and the significant increase in income from the sale of servicing and marketing gains due to increased loan volume and the favorable interest rate environment during the last half of 1997 and the first half of 1998.

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the Company's homebuilding segment:

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
(Dollars in thousands)                                   1998            1997             1998            1997
====================================================================================================================
Revenue:
   Housing sales                                      $168,333        $140,908         $280,456        $239,588
   Land and lot sales                                    4,451           2,793            6,355           7,395
   Other income                                             87             408              563             704
--------------------------------------------------------------------------------------------------------------------
Total Revenue                                         $172,871        $144,109         $287,374        $247,687
====================================================================================================================
Revenue:
   Housing sales                                          97.4 %          97.8 %           97.6 %          96.7 %
   Land and lot sales                                      2.5             1.9              2.2             3.0
   Other income                                            0.1             0.3              0.2             0.3
--------------------------------------------------------------------------------------------------------------------
Total Revenue                                            100.0           100.0            100.0           100.0
Land and housing costs                                    81.7            81.9             81.1            81.8
--------------------------------------------------------------------------------------------------------------------
Gross Margin                                              18.3            18.1             18.9            18.2
General and administrative expenses                        2.6             2.9              3.0             3.1
Selling expenses                                           6.7             6.7              7.1             7.1
--------------------------------------------------------------------------------------------------------------------
Operating Income                                           9.0             8.5              8.8             8.0
====================================================================================================================
MIDWEST REGION
Unit Data:
   New contracts, net                                      626             442            1,347           1,029
   Homes delivered                                         535             464              911             806
   Backlog at end of period                              1,493           1,131            1,493           1,131
Average sales price of homes in backlog                   $180            $177             $180            $177
Aggregate sales value of homes in backlog             $268,000        $200,000         $268,000        $200,000
Number of active subdivisions                               75              75               75              75
====================================================================================================================
FLORIDA REGION
Unit Data:
   New contracts, net                                      195             193              388             365
   Homes delivered                                         182             165              308             277
   Backlog at end of period                                335             309              335             309
Average sales price of homes in backlog                   $187            $181             $187            $181
Aggregate sales value of homes in backlog              $63,000         $56,000          $63,000         $56,000
Number of active subdivisions                               35              35               35              35
====================================================================================================================
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit Data:
   New contracts, net                                      218             133              449             281
   Homes delivered                                         159             147              266             250
   Backlog at end of period                                415             239              415             239
Average sales price of homes in backlog                   $326            $263             $326            $263
Aggregate sales value of homes in backlog             $135,000         $63,000         $135,000         $63,000
Number of active subdivisions                               35              35               35              35
====================================================================================================================
TOTAL
Unit Data:
   New contracts, net                                    1,039             768            2,184           1,675
   Homes delivered                                         876             776            1,485           1,333
   Backlog at end of period                              2,243           1,679            2,243           1,679
Average sales price of homes in backlog                   $208            $190             $208            $190
Aggregate sales value of homes in backlog             $466,000        $319,000         $466,000        $319,000
Number of active subdivisions                              145             145              145             145
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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first six months of 1998, the Company delivered 1,485 homes, most of which were homes under contract in Backlog at December 31, 1997. Of the 1,544 contracts in Backlog at December 31, 1997, 11.7% have been canceled as of June 30, 1998. For homes in Backlog at December 31, 1996, 12.3% had been canceled as of June 30, 1997. For the homes in Backlog at December 31, 1996, the final cancellation percentage was 14.1%. Unsold speculative homes, which are in various stages of construction, totaled 148 and 131 at June 30, 1998 and 1997, respectively.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Total Revenue. Total revenue for the homebuilding segment for the three months ended June 30, 1998 increased 20.0% over the three months ended June 30, 1997. The increase was due to a 19.5% increase in housing revenue and a 59.4% increase in land revenue. The increase in housing revenue was partially due to a 12.9% increase in the number of Homes Delivered. Homes Delivered were higher in all of the Company's regions, led by the Midwest Region where the number of Homes Delivered increased 15.3%. The increase in housing revenue was also due to a 5.8% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all of the Company's markets, with the exception of Charlotte, due to product mix and higher land and regulatory costs which have been passed on to the home buyer. The increase in land revenue from $2.8 million to $4.5 million was primarily attributable to the Washington, D.C. and Charlotte markets. The Virginia and Charlotte divisions had significant lot sales to outside homebuilders in the three months ended June 30, 1998 which did not occur in the prior year.

         Home Sales and Backlog. The Company recorded a 35.3% increase in the number of New Contracts in the three months ended June 30, 1998 as compared to the corresponding period of 1997. New Contracts recorded in the second quarter of 1998 were higher in nearly all of the Company's markets. The Company believes the increase in New Contracts was partially due to favorable market conditions and low interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         At June 30, 1998, the total sales value of the Company's Backlog of 2,243 homes was approximately $466.0 million, representing a 46.1% increase in sales value and a 33.6% increase in units over the levels reported at June 30, 1997. The increase in units at June 30, 1998 is a result of record high new contracts recorded in the first half of 1998. The average sales price of homes in Backlog increased 9.5% from June 30, 1997 to June 30, 1998. This increase was primarily due to increases in the Maryland and Phoenix markets where the Company is building in more upscale and certain niche subdivisions.

         Gross Margin. The overall gross margin for the homebuilding segment was 18.3% for the three months ended June 30, 1998 compared to 18.1% for the three months ended June 30, 1997. The gross margin from housing sales was 18.9% in the second quarter of 1998 as compared to 18.1% in the second quarter of 1997. The gross margin from lot and land sales decreased from 27.4% to 13.8%. Gross margins in the current year were higher than the prior year in nearly all of the Company's markets. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control, including possible shortages of qualified subcontractors.

         General and Administrative Expenses. General and administrative expenses increased from $4.2 million for the three months ended June 30, 1997 to $4.5 million for the three months ended June 30, 1998. However, general and administrative expenses as a percentage of total revenue decreased from 2.9% for the three months ended June 30, 1997 to 2.6% for the three months ended June 30, 1998. The increase in expense was primarily attributable to the increase in incentive compensation recorded in the second quarter of 1998 compared to the second quarter of 1997 due to the significant increase in net income. Additionally, real estate taxes increased in the current year as the Company's investment in land development activities increased over prior year balances.

         Selling Expenses. Selling expenses increased from $9.6 million for the three months ended June 30, 1997 to $11.6 million for the three months ended June 30, 1998. Selling expenses as a percentage of total revenue remained constant at 6.7% for the three months ended June 30, 1997 and 1998. The increase in expense was primarily due to an increase in advertising and model expenses. There were also increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Total Revenue. Total revenue for the six months ended June 30, 1998 increased 16.0% from the comparable period of 1997. This increase was due to a 17.l% increase in housing revenue and was offset by a 14.1% decrease in land revenue. The increase in housing revenue was partially due to an 11.4% increase in the number of Homes Delivered. Homes Delivered were higher in all of the Company's regions, led by the Midwest Region where the number of Homes Delivered increased 13.0%. The increase in housing revenue was also due to a 5.1% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all of the Company's markets with the exception of Indianapolis and Virginia, due to product mix and higher land and regulatory costs which have been passed on to the home buyer. The decrease in land revenue from $7.4 million to $6.4 million was primarily attributable to the Washington, D.C. market. The Maryland division had significant lot sales to outside homebuilders in the six months ended June 30, 1997 which did not occur in the current year.

         Home Sales and Backlog. The Company recorded a 30.4% increase in the number of New Contracts recorded in the first half of 1998 compared to the corresponding period of 1997. New Contracts recorded in the current year were higher than the prior year in nearly all of the Company's markets. The Company believes the increase in New Contracts was partially due to favorable market conditions and low interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the homebuilding segment was 18.9% for the six months ended June 30, 1998 compared to 18.2% for the comparable period of 1997. The gross margin from housing sales was 19.4% in the first half of 1998 compared to 18.1% in the first half of 1997. The gross margin from lot and land sales decreased from 27.7% to 14.5%. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control, including possible shortages of qualified subcontractors. The decrease in gross margin from lot and land sales was primarily due to the Washington, D.C. market. The Maryland division had significant lot sales to outside homebuilders in the first half of 1997 at very high margins which did not occur in the current year.

         General and Administrative Expenses. General and administrative expenses increased from $7.6 million for the six months ended June 30, 1997 to $8.6 million for the six months ended June 30, 1998. However, general and administrative expenses as a percentage of total revenue decreased from 3.1% for the six months ended June 30, 1997 to 3.0% for the comparable period in the current year. The increase in expense was primarily attributable to the increase in real estate tax expense, incentive compensation and rent expense. Real estate taxes increased in the current year as the Company's investment in land development activities increased over prior year balances. More incentive compensation was recorded in the first half of 1998 compared to the first half of 1997 due to the significant increase in net income. The increase in rent was primarily due to increased costs for office space compared to 1997 in the Columbus market.

         Selling Expenses. Selling expenses increased from $17.5 million for the six months ended June 30, 1997 to $20.4 million for the six months ended June 30, 1998. Selling expenses as a percentage of total revenue remained constant at 7.1% for the six months ended June 30, 1998 compared to the same period of the prior year. The increase in expense was primarily due to an increase in advertising and model expenses. There were also increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                           1998            1997                1998             1997
----------------------------------------------------------------------------------------------------------
Number of loans originated                        712             567               1,245              990

Revenue:
   Loan origination fees                       $  999         $   750            $  1,821          $1,312
   Sale of servicing and marketing gains        1,439           1,176               3,247            2,721
   Other                                        1,182             630               2,020            1,258
----------------------------------------------------------------------------------------------------------
Total Revenue                                   3,620           2,556               7,088            5,291
----------------------------------------------------------------------------------------------------------

General and administrative expenses             1,514           1,123               2,765            2,159
----------------------------------------------------------------------------------------------------------
Operating Income                               $2,106         $ 1,433              $4,323         $  3,132
==========================================================================================================


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Total Revenue. Total revenue for the three months ended June 30, 1998 was $3.6 million, a 41.6% increase over the $2.6 million recorded for the comparable period of 1997. Loan origination fees increased

33.2% from $0.8 million for the three months ended June 30, 1997 to $1.0 million for the three months ended June 30, 1998. The increase was due to a 25.6% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

         Revenue from the sale of servicing and marketing gains increased 22.4% from $1.2 million for the three months ended June 30, 1997 to $1.4 million for the three months ended June 30, 1998. The increase was primarily due to an increase of 25.6% in the number of loans originated during the second quarter of 1998 compared to the comparable period of 1997.

         Revenue from other sources increased 87.6% from $0.6 million for the three months ended June 30, 1997 to $1.2 million for the three months ended June 30, 1998. The increase was primarily due to earnings from the Company's interest in a limited liability company that provides title services that expanded into Florida late in 1997. Revenue from other sources also increased because of an increase in loan application fees received during the period over the number received during the prior year. There were 247 more applications taken in the second quarter of 1998 than in the second quarter of 1997.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1998 were $1.5 million, a 34.8% increase from the comparable period of the prior year. The increase was primarily due to an increase in loan application expenses. There were 247 more applications taken in the second quarter of 1998 than in the second quarter of 1997. General and administrative expenses also increased because of expenses related to the expansion of title services into Florida late in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Total Revenue. Total revenue for the six months ended June 30, 1998 was $7.1 million, a 34.0% increase over the $5.3 million recorded for the comparable period of 1997. Loan origination fees increased 38.8% from $1.3 million for the six months ended June 30, 1997 to $1.8 million for the six months ended June 30, 1998. This increase was due to a 25.8% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

         Revenue from the sale of servicing and marketing gains increased 19.3% from $2.7 million for the six months ended June 30, 1997 to $3.2 million for the six months ended June 30, 1998. This was primarily due to a 25.8% increase in the number of loans originated during the first half of 1998 compared to the comparable period of 1997. The increase in servicing fees was due to more fixed rate mortgages originated during the six months ended June 30, 1998 from the comparable period of 1997. The company earns higher premiums on fixed rate mortgages as opposed to adjustable rate mortgages. The increase in marketing gains was primarily due to favorable market conditions during the last part of 1997 and early part of 1998 that increased marketing gains on loans that closed during the first quarter of 1998. The increase in marketing and service fees was also due to an increase in average loan amounts. M/I Financial uses hedging methods whereby it has the option, but is not required, to complete the hedging transaction. This allowed the Company to record servicing and marketing gains during a period of falling interest rates while limiting the risk of loss from a rising interest rate market.

         Revenue from other sources increased 60.6% from $1.3 million for the six months ended June 30, 1997 to $2.0 million for the six months ended June 30, 1998. This increase was primarily due to earnings from the Company's interest in a limited liability company that provides title services that expanded into Florida late in 1997. Revenue from other sources also increased because of an increase in loan application fees received during the period over the number received during the prior year. There were 428 more applications taken in the first six months of 1998 over the comparable period of the prior year.

         General and administrative expenses. General and administrative expenses for the six months ended June 30, 1998 were $2.8 million, a 28.1% increase over the comparable period of the prior year. The increase was primarily due to an increase in loan application expenses. There were 428 more applications taken in the first six months of 1998 over the comparable period of the prior year. General and administrative expenses also increased because of expenses related to the expansion of title services into Florida in 1997.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $3.5 million and $5.3 million for the three and six months ended June 30, 1998, respectively, from $3.1 million and $5.1 million recorded for the comparable periods of 1997. As a percentage of total revenue, general and administrative expenses for the three and six months ended June 30, 1998 increased to 2.0% and 1.8%, respectively, from 2.1% and 2.0% for the comparable periods in the prior year. These increases were primarily attributable to increases in incentive compensation, profit sharing and charitable contributions expensed in the current year due to the significant increase in net income.

         Interest Expense. Corporate and homebuilding interest expense for the three and six months ended June 30, 1998 increased to $2.9 and $5.5 million, respectively, from $2.7 and $5.0 million recorded for the comparable periods of the prior year. Interest expense was higher in the current year due to an increase in the average borrowings outstanding. This was partially offset by an increase in the net amount of interest capitalized during the first half of 1998 compared to the first half of 1997. Average borrowings outstanding and capitalized interest increased due to a significant increase in the Company's backlog and land development activities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend upon its sales volume, asset turnover, land acquisition and inventory balances. The Company has incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of its homebuilding activities. The Company's principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. Additionally, in May 1998, the Company sold treasury shares and received approximately $24.6 million.

         Notes Payable Banks. On May 27, 1998, the Company entered into a new bank loan agreement. Borrowing capacity was increased from $186.0 million to $204.5 million and certain covenants were modified. The maturity date of the loan was extended from September 30, 2001 to September 30, 2002.

         At June 30, 1998, the Company had bank borrowings outstanding of $105.0 million under its Bank Credit Facility, which permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of:
(i) $204.5 million and (ii) the Company's borrowing base, which is calculated based on specified percentages of certain types of assets held by the Company as of each month end, less the sum of (A) outstanding letters of credit issued for purposes other than to satisfy bonding requirements and (B) the aggregate amount of outstanding letters of credit, other than letters of credit issued for the purpose of satisfying bonding requirements, for joint ventures in which the Company is a partner and which are guaranteed by the Company. The Bank Credit Facility matures September 30, 2002, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. At June 30, 1998, borrowings under the Bank Credit Facility were at the prime rate or, at the Company's option, LIBOR plus a margin of between 1.60% and 2.35% based on the Company's ratio of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to consolidated interest incurred and were primarily unsecured. The Bank Credit Facility contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The Bank Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, dividends that may be paid and the aggregate cost of certain types of inventory the Company can hold at any one time.

         An additional $17.2 million was outstanding as of June 30, 1998 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. On June 22, 1998, the Company and M/I Financial entered into a new bank loan agreement with the existing lender, pursuant to which the Company and M/I Financial have the ability to borrow at (a) the prime rate less 0.50%, or (b) LIBOR plus 1.60% or
(c) a combination of (a) and (b). The new agreement terminates on June 22, 2001, at which time the unpaid balance is due.

         At June 30, 1998, the Company had the right to borrow up to $234.5 million under its credit facilities, including $30.0 million under the M/I Financial loan agreements. At June 30, 1998, the Company had $112.3 million of unused borrowing availability under its loan agreements. The Company also had approximately $33.2 million of completion bonds and letters of credit outstanding at June 30, 1998.

         Subordinated Notes. At June 30, 1998, there was outstanding $50.0 million of Senior Subordinated Notes. The notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Land and Land Development. Over the past several years, the Company's land development activities and land holdings have increased significantly, and the Company expects this trend will continue in the foreseeable future. Single-family lots, land and land development increased 6.4% from December 31, 1997 to June 30, 1998. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the Company developing more land due to the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. This is particularly true for the Company's Horizon product line, in which lots are generally not available from third party developers at economically feasible prices due to the price points the Company targets. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy the Company's demand for lots in the most cost effective manner.

         The $27.0 million increase in notes payable banks - homebuilding operations, from December 31, 1997 to June 30, 1998 reflects increased borrowings primarily attributable to the increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $56.5 million from December 31, 1997 to June 30, 1998, and single-family lots, land and land development costs increased $9.7 million. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots. As of June 30, 1998, the Company had closed on five phases of a six-phase land purchase contract in the Maryland division. This contract was entered into in 1994 and required a greater investment than the Company generally commits. It has been the Company's policy to sell a portion of these lots to outside homebuilders. The Company has an option to purchase the remaining phase.

         At June 30, 1998, mortgage notes payable outstanding were $6.3 million, secured by lots and land with a recorded book value of $10.7 million.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital.

         Sale of Treasury Shares. On April 27, 1998, the Company filed a registration statement with the Securities and Exchange Commission for up to 1,200,000 shares of common stock of the Company. All of such shares were sold on May 5, 1998. The Company received approximately $24.6 million, which was used to repay a portion of existing indebtedness.

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

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate on the Company's outstanding debt for the six months ended June 30, 1998 was 8.5% compared to 8.4% for the six months ended June 30, 1997.

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

         The Company's Markets. The Company's operations are concentrated in the Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Virginia and Maryland metropolitan areas; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. For the six months ended June 30, 1998, approximately 45% of the Company's housing revenue and a significant portion of the Company's operating income were derived from operations in its Columbus, Ohio market. The Company's performance could be significantly affected by changes in this market.

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

         Significant Voting Control by Principal Shareholders. As of June 30, 1998, members of the Irving E. Schottenstein family owned approximately 31% of the outstanding Common Shares of the Company. Therefore, members of the Irving
E. Schottenstein family have significant voting power with respect to the election of the Board of Directors of the Company and, in general, the determination of the outcome of various matters submitted to the shareholders of the Company for approval.

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

Item 1.  Legal Proceedings -  none.

Item 2.  Changes in Securities -  none.

Item 3. Defaults upon Senior Securities - none.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 28, 1998, the Company held its 1998 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms and whether to amend and restate the Regulations of M/I Schottenstein Homes, Inc. The results of the voting are as follows:

         1.   Election of Directors

                                            For            Withheld
                                            ---            --------

              Friedrich K.M. Bohm         7,103,136          45,170
              Jeffrey H. Miro             7,103,036          45,270
              Robert H. Schottenstein     7,103,836          44,470

         2. To amend and restate the Regulations of M/I Schottenstein Homes,
Inc.

              For                                         4,442,436
              Against                                     1,965,049
              Abstain                                         4,775
              Broker non-votes                              736,046

Item 5.  Other Information -  none.

Item 6.  Exhibits and Reports on Form 8-K

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                     Description
------                     -----------

  10.1 Third restated revolving credit loan, swingline loan and standby letter of credit agreement by and among the Company; Bank One, NA; The Huntington National Bank; The First National Bank of Chicago; National City Bank; BankBoston, N.A.; The Fifth Third Bank of Columbus; Suntrust Bank, Central Florida, N.A. and Bank One, NA as agent for the banks, dated May 27, 1998.

  10.2 Revolving Credit Agreement by and among the Company, M/I Financial Corp. and Bank One, NA, dated June 22, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     M/I Schottenstein Homes, Inc.
                                                   (Registrant)


Date:    August 11, 1998             by:   /s/ ROBERT H. SCHOTTENSTEIN
                                           ---------------------------
                                           Robert H. Schottenstein
                                           President



Date:    August 11, 1998             by:   /s/ KERRII B. ANDERSON
                                           ----------------------
                                           Kerrii B. Anderson
                                           Senior Vice President,
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                        DESCRIPTION                        PAGE NO.
    ------                                        -----------                        --------

     10.1 Third restated revolving credit loan, swingline loan and standby letter of credit agreement by and among the Company;
                 Bank One, NA; The Huntington National Bank; The First National
                 Bank of Chicago; National City Bank; BankBoston, N.A.; The
                 Fifth Third Bank of Columbus; Suntrust Bank, Central Florida,
                 N.A. and Bank One, NA as agent for the banks, dated May 27, 1998.

     10.2        Revolving Credit Agreement by and among the Company, M/I
                 Financial Corp. and Bank One, NA, dated June 22, 1998.

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



                                            M/I Schottenstein Homes, Inc.
                                            -----------------------------
                                                      (Registrant)


Date:    August __, 1998                    by:   _________________________
                                                  Robert H. Schottenstein
                                                  President


Date:    August __, 1998                    by:   _________________________
                                                  Kerrii B. Anderson
                                                  Senior Vice President,
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)