Form 10-Q
period 1998-09-30
M I SCHOTTENSTEIN HOMES INC
filed 1998-11-16
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended September 30, 1998
                                       ------------------

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

            Common stock, par value $.01 per share: 8,813,061 shares
                       outstanding as of November 13, 1998

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                                        PAGE
PART I.           FINANCIAL INFORMATION                                                                NUMBER

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets
                                    September 30, 1998 and
                                    December 31, 1997                                                    3

                                    Consolidated Statements of Income
                                    for the Three Months and Nine Months Ended
                                    September 30, 1998 and 1997                                          4

                                    Consolidated Statement of Stockholders' Equity
                                    for the Nine Months Ended
                                    September 30, 1998                                                   5

                                    Consolidated Statements of Cash Flows
                                    for the Nine Months Ended
                                    September 30, 1998 and 1997                                          6

                                    Notes to Interim Unaudited Consolidated Financial
                                    Statements                                                           7

                  Item 2.           Management's Discussion and Analysis
                                    of Results of Operations and Financial Condition                     9

PART II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                   21

                  Item 2.           Changes in Securities                                               21

                  Item 3.           Defaults Upon Senior Securities                                     21

                  Item 4.           Submission of Matters to a Vote of Security Holders                 21

                  Item 5.           Other Information                                                   21

                  Item 6.           Exhibits and Reports on Form 8-K                                    21

Signatures                                                                                              22

Exhibit Index                                                                                           23

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

==================================================================================================================
                                                                              SEPTEMBER 30,         December 31,
(Dollars in thousands, except par values)                                         1998                  1997
------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
ASSETS

Cash                                                                            $    233             $  10,836
Cash held in escrow                                                                  503                 2,537
Receivables                                                                       30,203                43,819
Inventories:
     Single-family lots, land and land development costs                         173,886               151,905
     Houses under construction                                                   163,596               100,916
     Model homes and furnishings - at cost (less accumulated depreciation:
         September 30, 1998 - $45;
         December 31, 1997 - $47)                                                 17,985                17,788
     Land purchase deposits                                                        1,292                   645
Building, model and office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
         September 30, 1998 - $4,653;
         December 31, 1997 - $4,328)                                              20,253                 8,647
Investment in unconsolidated joint ventures and limited liability companies       13,329                15,236
Other assets                                                                      12,644                13,691
------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $433,924              $366,020
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                   $ 94,000             $  78,000
Note payable bank - financial operations                                          12,225                30,000
Mortgage notes payable                                                            17,772                 5,950
Subordinated notes                                                                50,000                50,000
Accounts payable                                                                  56,441                42,793
Accrued compensation                                                              11,373                13,042
Income taxes payable                                                               1,783                 4,072
Accrued interest, warranty and other                                              18,638                19,103
Customer deposits                                                                 12,927                 7,554
------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           275,159               250,514
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                  -                     -
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued and outstanding - 8,813,061 shares at September 30, 1998;
     issued - 8,800,000 shares at December 31, 1997                                   88                    88
Additional paid-in capital                                                        61,067                50,573
Retained earnings                                                                 97,610                79,095
Treasury stock - at cost - 1,202,439 shares held in treasury at
     December 31, 1997                                                                 -               (14,250)
------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  158,765               115,506
------------------------------------------------------------------------------------------------------------------

         TOTAL                                                                  $433,924              $366,020
==================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)


=============================================================================================================================
                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
(Dollars in thousands, except per share information)      1998               1997              1998               1997
-----------------------------------------------------------------------------------------------------------------------------


Revenue                                                  $208,794          $157,958           $501,630          $409,801
-----------------------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                     166,493           127,179            398,071           328,711
     General and administrative                            12,405             9,818             28,886            24,616
     Selling                                               12,781            10,220             33,178            27,757
     Interest                                               3,355             3,012              9,014             8,073
-----------------------------------------------------------------------------------------------------------------------------


Total costs and expenses                                  195,034           150,229            469,149           389,157
-----------------------------------------------------------------------------------------------------------------------------


Income before income taxes                                 13,760             7,729             32,481            20,644
-----------------------------------------------------------------------------------------------------------------------------


Income taxes:
     Current                                                5,642             3,335             11,711             7,699
     Deferred                                                 (92)             (214)             1,434               650
-----------------------------------------------------------------------------------------------------------------------------


Total income taxes                                          5,550             3,121             13,145             8,349
-----------------------------------------------------------------------------------------------------------------------------


Net income                                              $   8,210          $  4,608           $ 19,336           $12,295
=============================================================================================================================

Per share data:
     Basic                                              $     .93          $    .59           $   2.34           $  1.48
     Diluted                                            $     .92          $    .59           $   2.32           $  1.48
=============================================================================================================================

Weighted average shares outstanding:
     Basic                                              8,812,102         7,834,252          8,250,853         8,280,407
     Diluted                                            8,909,013         7,884,022          8,347,284         8,313,383
=============================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)


=================================================================================================================

                                   NINE MONTHS ENDED SEPTEMBER 30, 1998

-----------------------------------------------------------------------------------------------------------------

                                              Common Stock
                                              ------------             Additional
                                        Shares                           Paid-In        Retained      Treasury
(Dollars in thousands)                Outstanding        Amount          Capital        Earnings        Stock
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997          7,597,561            $88           $50,573        $79,095      ($14,250)

     Net income                               -              -                 -         19,336             -

     Stock options exercised             15,500              -               185              -             -

     Dividends to stockholders                -              -                 -           (821)            -

     Sale of treasury shares, net of
        expenses                      1,200,000              -            10,338              -        14,221

   Retirement of treasury shares              -              -               (29)             -            29
-----------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1998         8,813,061            $88           $61,067        $97,610             -
=================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(Unaudited)

====================================================================================================================
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                                                 1998                 1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $   19,336            $  12,295
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Loss from property disposals                                                        130                  128
      Depreciation and amortization                                                     1,232                1,229
      Deferred income tax                                                               1,434                  650
      Decrease in cash held in escrow                                                   2,034                   69
      Decrease in receivables                                                          13,616               12,864
      Increase in inventories                                                         (72,759)             (47,199)
      Increase in other assets                                                           (565)                (847)
      Increase in accounts payable                                                     13,648               20,071
      Decrease in income taxes payable                                                 (2,289)                (396)
      Decrease in other accrued liabilities                                            (2,134)              (4,533)
      Equity in undistributed income of unconsolidated joint
         ventures, limited liability companies and limited partnerships                (1,375)                (180)
--------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                        (27,692)              (5,849)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to building,  model and office furnishings,
      transportation and construction equipment                                          (966)              (7,974)
   Purchase of 100% of LLC                                                             (2,500)                   -
   Investment in unconsolidated joint ventures and limited liability companies        (11,528)              (9,141)
   Distributions from unconsolidated joint ventures, limited liability companies
       and limited partnerships                                                         1,073                  698
--------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                        (13,921)             (16,417)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes payable banks:
      Proceeds from borrowings                                                        245,775              202,530
      Principal repayments                                                           (247,550)            (193,495)
   Mortgage notes payable:
      Proceeds from borrowings                                                          3,831                    -
      Principal repayments                                                               (342)                 (29)
   Subordinated notes:
      Proceeds from borrowings                                                              -               50,000
      Principal repayments                                                                  -              (25,000)
   Dividends paid                                                                        (821)                   -
   Proceeds from exercise of stock options                                                185                    -
   Proceeds from sale of treasury shares - net of expenses                             24,559                    -
   Net increase in customer deposits                                                    5,373                1,992
   Payments to acquire treasury stock                                                       -              (14,250)
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     31,010               21,748
--------------------------------------------------------------------------------------------------------------------
         Net decrease in cash                                                         (10,603)                (518)
         Cash balance at beginning of year                                             10,836                6,368
--------------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                             $      233            $   5,850
====================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                         $    8,172            $   7,429
      Income taxes                                                                 $   13,889            $   7,098

NON-CASH TRANSACTIONS DURING THE YEAR:
   Property acquired with mortgage notes payable                                   $   12,164            $       -
   Single-family lots distributed from unconsolidated joint ventures and
      limited liability companies                                                  $   13,088            $   7,890
====================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

NOTE 2.       AMENDED LOAN AGREEMENTS

   On February 26, 1998 and September 23, 1998 the Company entered into $50 million and $25 million interest rate SWAP agreements with a bank. The SWAP agreements expire February 26, 2001 and September 25, 2000, respectively, and require the Company to make fixed interest rate payments to the bank in return for variable payments. During the three and nine months ended September 30, 1998, these agreements resulted in a decrease of interest expense of $20,041 and $45,920, respectively.

NOTE 3.       INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
(Dollars in thousands)                             1998             1997                 1998            1997
--------------------------------------------------------------------------------------------------------------

Interest capitalized, beginning of period       $ 8,895         $  7,598             $  7,620        $  6,862
Interest incurred                                 3,490            3,356               10,424           9,153
Interest expensed                                (3,355)          (3,012)              (9,014)         (8,073)
--------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period             $ 9,030         $  7,942             $  9,030        $  7,942
==============================================================================================================

NOTE 4.       CONTINGENCIES

   At September 30, 1998, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $181.4 million.

NOTE 5.       PER SHARE DATA

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" (EPS). SFAS 128 required the replacement of the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. All EPS amounts for all periods have been presented to conform to SFAS 128 requirements.

   Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include common share equivalents, when dilutive.

NOTE 6.       ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Disclosure about Segments of an Enterprise and Related Information". SFAS 133 is required to be adopted for the Company's annual financial statements for the year ended December 31, 2000. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.

NOTE 7.       SALE OF TREASURY SHARES

   On April 27, 1998, the Company filed a registration statement with the Securities and Exchange Commission for up to 1,200,000 shares of common stock of the Company. All such shares were sold on May 5, 1998. The Company received approximately $24.6 million from the sale, which was used to repay a portion of existing indebtedness.

NOTE 8.       DIVIDENDS

   On April 22, 1998, the Company paid to the shareholders of record on April 1, 1998 the first cash dividend in the Company's history of $0.05 per share (aggregate dividends paid of $380,000). On April 28, 1998, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record of its common stock on July 1, 1998, which was paid on July 22, 1998 (aggregate dividends paid of $441,000). On August 12, 1998, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record of its common stock on October 1, 1998, which was paid on October 22, 1998 (aggregate dividends paid of $441,000).

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended September 30, 1998 increased $50.8 million and for the nine months ended September 30, 1998 increased $91.8 million over the comparable periods of 1997. For the three-month period, housing revenue, other revenue and land revenue increased $44.7 million, $1.0 million and $5.1 million, respectively. For the nine-month period, housing revenue, other revenue and land revenue increased $85.5 million, $2.2 million and $4.1 million, respectively. The increase in housing revenue for both the three- and nine-month periods was attributable to an increase in the number of Homes Delivered of 180 and 332, respectively, and an increase in the average sales price of Homes Delivered of 6.6% and 5.7%, respectively. For both periods, the increase in other revenue is primarily attributable to financial services where both the number of loans originated and the gains recognized from the sale of loans increased in the current year. The increase in land revenue for the three months ended September 30, 1998 was primarily due to an increase in the number of lots sold to third parties in the Washington, D.C. market from the comparable period of 1997. The increase in land revenue for the nine months ended September 30, 1998 was primarily due to an increase in the number of lots sold to third parties in the Washington, D.C. and Charlotte markets over the comparable period of 1997.

         Income Before Income Taxes. Income before income taxes for the three months ended September 30, 1998 increased 78.0% and for the nine months ended September 30, 1998 increased 57.3% over the comparable periods of 1997. The increase for the three months ended September 30, 1998 related primarily to housing, for which income before income taxes increased from $6.2 million to $11.3 million and financial services, for which income before income taxes increased from $1.5 million to $2.5 million. The increase for the nine months ended September 30, 1998 also related primarily to housing, for which income before income taxes increased from $16.0 million to $25.7 million and financial services, for which income before income taxes increased from $4.6 million to $6.8 million. The increase in housing for both the three- and nine-month periods was due to the increase in the number of Homes Delivered and an increase in the average sales price of Homes Delivered. The increase in housing was also due to an increase in gross margin. Housing gross margin increased from 18.2% and 18.1% for the three and nine months ended September 30, 1997 to 19.2% and 19.3% for the three and nine months ended September 30, 1998. The increase in financial services was primarily due to an increase in the number of loans originated and the significant increase in income from the sale of servicing and marketing gains due to increased loan volume and the favorable interest rate environment during the first nine months of 1998.

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the Company's homebuilding segment:


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,

(Dollars in thousands)                                   1998            1997             1998            1997
--------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing sales                                      $194,532        $149,850         $474,988        $389,438
   Land and lot sales                                   11,089           5,935           17,444          13,330
   Other income                                            251             346              814           1,050
--------------------------------------------------------------------------------------------------------------------
Total Revenue                                         $205,872        $156,131         $493,246        $403,818
====================================================================================================================
Revenue:
   Housing sales                                          94.5 %          96.0 %           96.3 %          96.4 %
   Land and lot sales                                      5.4             3.8              3.5             3.3
   Other income                                            0.1             0.2              0.2             0.3
--------------------------------------------------------------------------------------------------------------------
Total Revenue                                            100.0           100.0            100.0           100.0
Land and housing costs                                    81.4            81.9             81.2            81.9
--------------------------------------------------------------------------------------------------------------------
Gross Margin                                              18.6            18.1             18.8            18.1
General and administrative expenses                        2.9             2.8              3.0             3.0
Selling expenses                                           6.2             6.6              6.7             6.8
--------------------------------------------------------------------------------------------------------------------
   Operating Income                                        9.5 %           8.7 %            9.1 %           8.3 %
====================================================================================================================
MIDWEST REGION
Unit Data:
   New contracts, net                                      582             513            1,929           1,542
   Homes delivered                                         622             510            1,533           1,316
   Backlog at end of period                              1,453           1,134            1,453           1,134
Average sales price of homes in Backlog                   $181            $176             $181            $176
Aggregate sales value of homes in Backlog             $264,000        $200,000         $264,000        $200,000
Number of active subdivisions                               75              75               75              75
--------------------------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit Data:
   New contracts, net                                      146             164              534             529
   Homes delivered                                         171             174              479             451
   Backlog at end of period                                310             299              310             299
Average sales price of homes in Backlog                   $194            $188             $194            $188
Aggregate sales value of homes in Backlog              $60,000         $56,000          $60,000         $56,000
Number of active subdivisions                               30              30               30              30
--------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA AND MARYLAND, AND ARIZONA REGION
Unit Data:
   New contracts, net                                      198             146              647             427
   Homes delivered                                         215             144              481             394
   Backlog at end of period                                398             241              398             241
Average sales price of homes in Backlog                   $351            $290             $351            $290
Aggregate sales value of homes in Backlog             $140,000         $70,000         $140,000         $70,000
Number of active subdivisions                               35              35               35              35
--------------------------------------------------------------------------------------------------------------------
TOTAL
Unit Data:
   New contracts, net                                      926             823            3,110           2,498
   Homes delivered                                       1,008             828            2,493           2,161
   Backlog at end of period                              2,161           1,674            2,161           1,674
Average sales price of homes in Backlog                   $214            $194             $214            $194
Aggregate sales value of homes in Backlog             $464,000        $326,000         $464,000        $326,000
Number of active subdivisions                              140             140              140             140
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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first nine months of 1998, the Company delivered 2,493 homes. Of the 1,544 contracts in Backlog at December 31, 1997, 12.8% have been canceled as of September 30, 1998. For homes in Backlog at December 31, 1996, 14.1% had been canceled as of September 30, 1997 and the final cancellation percentage was 14.1%. Unsold speculative homes, which are in various stages of construction, totaled 183 and 158 at September 30, 1998 and 1997, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Total Revenue. Total revenue for the homebuilding segment for the three months ended September 30, 1998 increased 31.9% over the three months ended September 30, 1997. The increase was due to a 29.8% increase in housing revenue and a 86.8% increase in land revenue. The increase in housing revenue was partially due to a 21.7% increase in the number of Homes Delivered. Homes Delivered were higher in all of the Company's markets with the exception of Orlando. The increase in housing revenue was also due to a 6.6% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in nearly all of the Company's markets due to product mix and higher land and regulatory costs which have been passed on to the home buyer. The increase in land revenue from $5.9 million to $11.1 million was primarily attributable to the Washington, D.C. market. The Virginia and Maryland divisions had significant increases in lot sales to outside homebuilders in the three months ended September 30, 1998 over the same period of the prior year.

         Home Sales and Backlog. The Company recorded a 12.5% increase in the number of New Contracts in the three months ended September 30, 1998 compared to the corresponding period of 1997. New Contracts recorded in the third quarter of 1998 were higher due to significant increases in the Columbus, Indianapolis and Washington, D.C. markets. The Company believes the increase in New Contracts was partially due to favorable market conditions and low interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         At September 30, 1998, the total sales value of the Company's Backlog of 2,161 homes was approximately $464.0 million, representing a 42.3% increase in sales value and a 29.1% increase in units over the levels reported at September 30, 1997. The increase in units at September 30, 1998 is a result of record high new contracts recorded in the first nine months of 1998. The average sales price of homes in Backlog increased 10.3% from September 30, 1997 to September 30, 1998. This increase was primarily due to increases in the Maryland, Virginia and Phoenix markets where the Company is building in more upscale and certain niche subdivisions.

         Gross Margin. The overall gross margin for the homebuilding segment was 18.6% for the three months ended September 30, 1998 compared to 18.1% for the three months ended September 30, 1997. The gross margin from housing sales was 19.2% in the third quarter of 1998 as compared to 18.2% in the third quarter of 1997. The gross margin from lot and land sales decreased from 23.5% to 16.0%. Lot and land gross margins can vary significantly depending on the sales price and the cost of the subdivision and the phase in which the sale takes place. Gross margins for the current year were higher than the prior year in nearly all of the Company's markets. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control, including possible shortages of qualified subcontractors.

         General and Administrative Expenses. General and administrative expenses increased from $4.4 million for the three months ended September 30, 1997 to $6.0 million for the three months ended September 30, 1998. General and administrative expenses as a percentage of total revenue increased from 2.8% for the three months ended September 30, 1997 to 2.9% for the three months ended September 30, 1998. The increase in expense was primarily attributable to the increase in incentive compensation recorded in the third quarter of 1998 compared to the third quarter of 1997 due to the significant increase in net income.

         Selling Expenses. Selling expenses increased from $10.2 million for the three months ended September 30, 1997 to $12.8 million for the three months ended September 30, 1998. However, selling expenses as a percentage of total revenue decreased from 6.6% for the three months ended September 30, 1997 to 6.2% for the three months ended September 30, 1998. The increase in expense was primarily due to increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume. There were also increases in advertising, model and sales incentive expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Total Revenue. Total revenue for the nine months ended September 30, 1998 increased 22.1% from the comparable period of 1997. This increase was due to a 22.0% increase in housing revenue and a 30.9% increase in land revenue. The increase in housing revenue was partially due to an 15.4% increase in the number of Homes Delivered. Homes Delivered were higher in all of the Company's markets with the exception of Orlando and Charlotte. The increase in housing revenue was also due to a 5.7% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in nearly all of the Company's markets due to product mix and higher land and regulatory costs which have been passed on to the home buyer. The increase in land revenue from $13.3 million to $17.4 million was primarily attributable to the Washington, D.C. and Charlotte markets. The Maryland, Virginia and Charlotte divisions had significant increases in lot sales to outside homebuilders in the nine months ended September 30, 1998 over the same period of the prior year.

         Home Sales and Backlog. The Company recorded a 24.5% increase in the number of New Contracts recorded in the first nine months of 1998 compared to the corresponding period of 1997. New Contracts recorded in the current year were higher than the prior year in nearly all of the Company's markets. The Company believes the increase in New Contracts was partially due to favorable market conditions and low interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the homebuilding segment was 18.8% for the nine months ended September 30, 1998 compared to 18.1% for the comparable period of 1997. The gross margin from housing sales was 19.3% in the first nine months of 1998 compared to 18.1% in the first nine months of 1997. The gross margin from lot and land sales decreased from 25.8% to 15.5%. Management continues to focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations so that it can obtain higher margins. The Company's ability to maintain these levels of margins is dependent on a number of factors, some of which are beyond the Company's control, including possible shortages of qualified subcontractors. The decrease in gross margin from lot and land sales was primarily due to the Washington, D.C. market. The Maryland division had significant lot sales to outside homebuilders in the first nine months of 1997 at very high margins which did not occur in the current year. Lot and land gross margins can vary significantly depending on the sales price and the cost of the subdivision and the phase in which the sale takes place.

         General and Administrative Expenses. General and administrative expenses increased from $12.0 million for the nine months ended September 30, 1997 to $14.6 million for the nine months ended September 30, 1998. However, general and administrative expenses as a percentage of total revenue remained constant at 3.0% for the nine months ended September 30, 1997 and 1998. The increase in expense was primarily attributable to the increase in real estate tax expense, incentive compensation and rent expense. Real estate taxes increased in the current year as the Company's investment in land development activities increased over prior year balances. More incentive compensation was recorded in the first nine months of 1998 compared to the first nine months of 1997 due to the significant increase in net income. The increase in rent was primarily due to increased costs for office space compared to 1997 in the Columbus market.

         Selling Expenses. Selling expenses increased from $27.7 million for the nine months ended September 30, 1997 to $33.2 million for the nine months ended September 30, 1998. However, selling expenses as a percentage of total revenue decreased from 6.8% for the nine months ended September 30, 1997 to 6.7% for the nine months ended September 30, 1998. The increase in expense was primarily due to increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume. There were also increases in advertising, model and sales incentive expenses.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
(Dollars in thousands)                           1998            1997                1998             1997
-------------------------------------------------------------------------------------------------------------
Number of loans originated                        829             634               2,074            1,624
   Revenue:
   Loan origination fees                       $1,121         $   870            $  2,942          $ 2,182
   Sale of servicing and marketing gains        1,639             944               4,886            3,665
   Other                                        1,160             776               3,180            2,034

Total Revenue                                   3,920           2,590              11,008            7,881
-------------------------------------------------------------------------------------------------------------

General and administrative expenses             1,439           1,115               4,204            3,274
-------------------------------------------------------------------------------------------------------------

Operating Income                               $2,481          $1,475             $ 6,804         $  4,607
=============================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Total Revenue. Total revenue for the three months ended September 30, 1998 was $3.9 million, a 51.4% increase over the $2.6 million recorded for the comparable period of 1997. Loan origination fees increased 28.9% from $0.9 million for the three months ended September 30, 1997 to $1.1 million for the three months ended September 30, 1998. The increase was due to a 30.8% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

         Revenue from the sale of servicing and marketing gains increased 73.6% from $0.9 million for the three months ended September 30, 1997 to $1.6 million for the three months ended September 30, 1998. The increase was primarily due to more mortgages originated during the third quarter of 1998 as compared to the comparable period of 1997. The increase can also be attributed to favorable market conditions. Loan originations increased 30.8% during the period over the number of loans originated during the prior year.

         Revenue from other sources increased 49.5% from $0.8 million for the three months ended September 30, 1997 to $1.2 million for the three months ended September 30, 1998. The increase was partially due to earnings from the Company's interest in a limited liability company that provides title services and expanded into Florida late in 1997. Revenue from the title company increased 120.7% for the three months ended September 30, 1998 over the comparable period of the prior year. Interest income also increased due to more mortgages originated over the comparable period of the prior year.

         General and administrative expenses. General and administrative expenses for the three months ended September 30, 1998 were $1.4 million, a 29.1% increase from the comparable period of the prior year. Bank interest expense increased because of more mortgages originated over the prior year. Incentive compensation increased due to significant increase in net income. General and administrative expenses also increased because of expenses related to the expansion of title services into Florida late in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Total Revenue. Total revenue for the nine months ended September 30, 1998 was $11.0 million, a 39.7% increase over the $7.9 million recorded for the comparable period of 1997. Loan origination fees increased 34.8% from $2.2 million for the nine months ended September 30, 1997 to $2.9 million for the nine months ended September 30, 1998. This increase was due to a 27.7% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

         Revenue from the sale of servicing and marketing gains increased 33.3% from $3.7 million for the nine months ended September 30, 1997 to $4.9 million for the nine months ended September 30, 1998. The increase was primarily due to more mortgages originated during the first nine months of 1998 compared to the first nine months of 1997. Loan originations increased 27.7% during the period over the number of loans originated during the prior year. The increase in servicing fees was due to more fixed rate mortgages originated during the nine months ended September 30, 1998 from the comparable period of 1997. The company earns higher premiums on fixed rate mortgages as opposed to adjustable rate mortgages. The increase in marketing gains was primarily due to favorable market conditions during the last part of 1997 and early part of 1998 that increased marketing gains on loans that closed during the first quarter of 1998. The increase in marketing and service fees was also due to an increase in average loan amounts. M/I Financial uses hedging methods whereby it has the option, but is not required, to complete the hedging transaction. This allowed the Company to record servicing and marketing gains during a period of falling interest rates while limiting its risk of loss from a rising interest rate market.

         Revenue from other sources increased 56.3% from $2.0 million for the nine months ended September 30, 1997 to $3.2 million for the nine months ended September 30, 1998. The increase was partially due to earnings from the Company's interest in a limited liability company that provides title services and expanded into Florida late in 1997. Revenue from other sources also increased because of an increase in loan application fees received during the period over the number received during the prior year. There were 436 more applications taken in the first nine months of 1998 over the comparable period of a year ago. Interest income increased due to more mortgages originated over the period of a year ago.

         General and administrative expenses. General and administrative expenses for the nine months ended September 30, 1998 were $4.2 million, a 28.4% increase over the comparable period of the prior year. Loan application expenses increased because of more loan applications taken during the year. There were 436 more applications taken in the first nine months of 1998 over the comparable period of a year ago. Bank interest expense increased because of more mortgages originated over the period of a year ago. Incentive compensation increased due to a significant increase in net income. General and administrative expenses also increased because of expenses related to the expansion of title services into Florida late in 1997.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $5.1 million and $10.3 million for the three and nine months ended September 30, 1998, respectively, from $4.4 million and $9.4 million recorded for the comparable periods of 1997. However, as a percentage of total revenue, general and administrative expenses for the three and nine months ended September 30, 1998 decreased to 2.4% and 2.1%, respectively, from 2.8% and 2.3% for the comparable periods in the prior year. The increases in expense were primarily attributable to increases in profit sharing and charitable contributions expensed in the current year due to the significant increase in net income.

         Interest Expense. Corporate and homebuilding interest expense for the three and nine months ended September 30, 1998 increased to $3.2 and $8.8 million, respectively, from $3.0 and $8.0 million recorded for the comparable periods of the prior year. Interest expense was higher in the current year due to an increase in the average borrowings outstanding during the first nine months of 1998 compared to the first nine months of 1997. This was partially offset by an increase in the net amount of interest capitalized. Average borrowings outstanding and capitalized interest increased due to a significant increase in the Company's backlog and land development activities.

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

         Notes Payable Banks. At September 30, 1998, the Company had bank borrowings outstanding of $94.0 million under its Bank Credit Facility, which permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $204.5 million and (ii) the Company's borrowing base, which is calculated based on specified percentages of certain types of assets held by the Company as of each month end, less the sum of (A) outstanding letters of credit issued for purposes other than to satisfy bonding requirements and (B) the aggregate amount of outstanding letters of credit, other than letters of credit issued for the purpose of satisfying bonding requirements, for joint ventures in which the Company is a partner and which are guaranteed by the Company. The Bank Credit Facility matures September 30, 2003, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. At September 30, 1998, borrowings under the Bank Credit Facility were at the prime rate or, at the Company's option, LIBOR plus a margin of between 1.60% and 2.35% based on the Company's ratio of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to consolidated interest incurred and were primarily unsecured. The Bank Credit Facility contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The Bank Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, dividends that may be paid and the aggregate cost of certain types of inventory the Company can hold at any one time.

         On February 26, 1998 and September 23, 1998 the Company entered into $50 million and $25 million interest rate SWAP agreements with a bank. The SWAP agreements expire February 26, 2001 and September 25, 2000, respectively, and require the Company to make fixed interest rate payments to the bank in return for variable payments. During the three and nine months ended September 30, 1998, these agreements resulted in a decrease of interest expense of $20,041 and $45,920, respectively.

         An additional $12.2 million was outstanding as of September 30, 1998 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. At September 30, 1998, borrowings under the M/I Financial loan agreement were at (a) the prime rate less 0.50%, or (b) LIBOR plus 1.60% or (c) a combination of (a) and
(b). The agreement terminates on June 22, 2001, at which time the unpaid balance is due.

         At September 30, 1998, the Company had the right to borrow up to $232.3 million under its credit facilities, including $27.8 million under the M/I Financial loan agreements (95% of the aggregate face amount of certain qualified mortgages). At September 30, 1998, the Company had $126.1 million of unused borrowing availability under its loan agreements. The Company also had approximately $32.5 million of completion bonds and letters of credit outstanding at September 30, 1998.

         Subordinated Notes. At September 30, 1998, there was outstanding $50.0 million of Senior Subordinated Notes. The notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Land and Land Development. Over the past several years, the Company's land development activities and land holdings have increased significantly, and the Company believes this trend will continue in the foreseeable future. Single-family lots, land and land development increased 14.5% from

December 31, 1997 to September 30, 1998. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the Company developing more land due to the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. This is particularly true for the Company's Horizon product line, in which lots are generally not available from third party developers at economically feasible prices due to the price points the Company targets. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy its demand for lots in the most cost effective manner.

         The $16.0 million increase in notes payable banks - homebuilding operations, from December 31, 1997 to September 30, 1998 reflects increased borrowings primarily attributable to the increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $62.7 million from December 31, 1997 to September 30, 1998, and single-family lots, land and land development costs increased $22.0 million. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots.

         As of September 30, 1998, the Company had closed on five phases of a six-phase land purchase contract in the Maryland division. This contract was entered into in 1994 and required a greater investment than the Company generally commits. It has been the Company's policy to sell a portion of these lots to outside homebuilders.
The Company has an option to purchase the remaining phase.

         At September 30, 1998, mortgage notes payable outstanding were $17.8 million, secured by a building, lots and land with a recorded book value of $25.7 million.

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

         The "Year 2000" problem arises as a result of many automated calculations being written in computer code which does not properly recognize dates after 1999. Problems associated with this issue can occur not only on "mainframe" applications, but also with such devices as personal computers, telecommunication equipment and programmable logic controllers associated with certain manufacturing equipment. Without correction, it is possible that business and operational functions that rely on this improper code could fail and cause significant business disruption and loss.

         The manner of resolving the identified Year 2000 shortcomings has included strategies such as implementing Year 2000 compliant versions of third party software, modifying portions of existing software and replacing non-compliant business systems with new third party software. A combination of internal and external resources is being used to help identify, implement and test solutions associated with Year 2000 issues. Management believes that quantifying the extent to which the Company's Year 2000 remediation efforts are complete is not practicable and could be potentially misleading. However, based on existing plans, it is anticipated that the Company's ongoing efforts to remediate data processing systems to be Year 2000 compliant will be completed by the middle of calendar 1999.

         Another risk presented by the Year 2000 issue is that significant customers and suppliers of the Company could fail to become fully Year 2000 compliant. This failure, in turn, could result in a significant adverse effect to the Company's operations. The Company is in the process of making inquiries of its significant suppliers as to the state of their Year 2000 readiness. It is believed that these inquiries will become increasingly more meaningful as the year 2000 approaches. Regardless, there can be no assurance that the data processing and non-information technology systems utilized by these other companies will become Year 2000 compliant on a timely basis. The impact of noncompliance is not currently estimable.

         Taken together, the Company believes that its substantial past and current investments in these information technology initiatives will provide the foundation necessary to support and enhance operations in the years to come. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate on the Company's outstanding debt was 8.5% for the nine months ended September 30, 1998 and 1997.

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

         The Company's Markets. The Company operates in the Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Virginia and Maryland metropolitan areas; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. For the nine months ended September 30, 1998, approximately 42% of the Company's housing revenue and a significant portion of the Company's operating income were derived from operations in its Columbus, Ohio market. The Company's performance could be significantly affected by changes in this market.

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

         Governmental Regulation and Environmental Considerations. The homebuilding industry is subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design and construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with home buyers. The Company must also obtain licenses, permits and approvals from various governmental agencies for its development activities, the granting of which are beyond the Company's control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although the Company cannot predict the impact on the Company of compliance with any such requirements, such requirements could result in time consuming and expensive compliance programs.

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

         Significant Voting Control by Principal Shareholders. As of September 30, 1998, members of the Irving E. Schottenstein family owned approximately 31% of the outstanding Common Shares of the Company. Therefore, members of the Irving E. Schottenstein family have significant voting power with respect to the election of the Board of Directors of the Company and, in general, the determination of the outcome of various matters submitted to the shareholders of the Company for approval.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings  -  none.
--------------------------

Item 2.  Changes in Securities  -  none.
------------------------------

Item 3.  Defaults Upon Senior Securities  -  none.
----------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders - none.
-----------------------------------------------------------

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



                                        M/I Schottenstein Homes, Inc.
                                        -----------------------------
                                                  (Registrant)


Date:    November 13, 1998              by:  /s/ Robert H. Schottenstein
                                             ---------------------------
                                             Robert H. Schottenstein
                                             President



Date:    November 13, 1998              by:  /s/ Kerrii B. Anderson
                                             ----------------------
                                             Kerrii B. Anderson
                                             Senior Vice President,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION                                PAGE #
    ------                           -----------                                ------

      27                      Financial Data Schedule