Form 10-K
period 1998-12-31
M I SCHOTTENSTEIN HOMES INC
filed 1999-03-25
CIK 799292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K



   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____  to ___

Commission File No. 1-12434

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of Each Exchange on
               Title of Each Class                     Which Registered
         ----------------------------           --------------------------
         Common Stock, par value $.01            New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                -----------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 26, 1999, the aggregate market value of voting common stock held by non-affiliates of the registrant (6,036,161 shares) was approximately $104,501,000. The number of shares of common stock of M/I Schottenstein Homes, Inc., outstanding on February 26, 1999 was 8,813,061.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 (Part I, II and IV)
Portions of the registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders filed pursuant to Regulation 14A (Part III)

                                     PART I

ITEM 1.  BUSINESS

COMPANY

         M/I Schottenstein Homes, Inc. and its subsidiaries (the "Company") is one of the nation's leading homebuilders. The Company sells and constructs single-family homes to the entry level, move-up and empty nester buyer under the Horizon, M/I Homes and Showcase Homes tradenames. In 1997, the latest year for which information is available, the Company was the eighteenth largest U.S. single-family homebuilder (based on total revenue) as ranked by Builder Magazine. The Company sells its homes in eleven geographic markets including Columbus and Cincinnati, Ohio; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; Virginia, Maryland and Phoenix, Arizona. The Company currently offers a number of distinct lines of single-family homes ranging in base sales price from approximately $80,000 to $930,000 with an average sales price in 1998 of $194,000. During the year ended December 31, 1998, the Company delivered 3,629 homes and had revenues of $740.0 million and net income of $27.7 million, the highest in the Company's history. M/I Schottenstein Homes, Inc. was reincorporated in Ohio in 1993. Prior to that date, the Company was a Delaware Corporation. M/I Schottenstein Homes, Inc. was incorporated, through predecessor entities, in 1973 and commenced its homebuilding activities in 1976.

         The Company is the leading homebuilder in the Columbus, Ohio market, based on revenue, and has been the number one builder of single-family detached homes in this market for each of the past ten years. In addition, the Company is currently one of the top ten homebuilders in a majority of its other markets and believes it is well positioned to further penetrate these markets. The Company's growth strategy targets both product line expansion and geographical diversification. With respect to geographical diversification, the Company has expanded into new markets through the opening of new divisions rather than through acquisitions. To complement its M/I Homes ($125,000 - $240,000 base sales price range) and Showcase Homes ($190,000 - $395,000 base sales price range) lines, the affordably priced Horizon line ($105,000 - $155,000 base sales price range), which appeals to the first time home buyer, was introduced to the Columbus market in 1993 and has been very successful. The Company has expanded this entry level product into a majority of its other markets.

         The Company believes it distinguishes itself from competitors by offering homes located in selective areas that have a higher level of design and construction quality within a given price range and by providing superior customer service. The Company also believes that by offering homes at a variety of price points, it attracts a wide range of buyers, many of whom are existing M/I homeowners. The Company supports its homebuilding operations by providing mortgage financing services through M/I Financial, and providing title-related services through joint ventures.

         The Company's business strategy emphasizes the following key objectives:

         Focus on profitability. The Company focuses on improving profitability while maintaining the high quality of its homes and customer service. The Company focuses on gross margins by stressing the features, benefits, quality and design of its homes during the sale process and by minimizing speculative building. The Company also value engineers its homes by working with its subcontractors and suppliers to provide attractive home features while minimizing raw material and construction costs.

         Maintain conservative and selective land policies. The Company's profitability is largely dependent on the quality of its subdivision locations; therefore, the Company focuses on locating and controlling land in the most desirable areas of its markets. The Company is conservative in its land acquisition policies and only purchases land already zoned and serviceable by utilities. The Company seeks to control a four- to five-year supply of land in each of its markets. The Company believes its expertise in developing land gives it a competitive advantage in controlling attractive locations at competitive costs, and, as a result, developed approximately 70% of its communities as of December 31, 1998. At December 31, 1998, the company owned 7,977 lots and controlled an additional 11,432 lots pursuant to contracts.

         Maintain or increase market position in current markets. The Company has been the leading builder of single-family detached homes in the Columbus market for each of the last ten years. The Company seeks to maintain its leading position by continuing to provide high quality homes and superior customer service. The Company believes there are significant opportunities to profitably expand in each of its other markets, by increasing product offerings, continuing to acquire land in desirable locations and constructing and selling homes with the same commitment to customer service that has accounted for the Company's historical success. In addition, the Company continues to explore expanding into new markets through either internal growth (such as the expansion into Phoenix, Arizona late in 1996) or acquisitions.

         Provide superior customer service. The overriding Company philosophy is to provide superior service to its homeowners. The Company offers a wide array of functional and innovative designs and involves the homeowner in virtually every phase of its operations from the selling process through construction, closing and service after delivery. The Company's selling process focuses on the homes' features, benefits, quality and design as opposed to merely price and square footage. In certain markets, the Company utilizes design centers to enhance the selling process and increase the sale of optional features which typically carry higher margins. In addition, the Company assists many of its customers with financing and provides attractive warranties. As a result, based on the responses to the Company's customer questionnaire, for the eighth year in a row, more than 95% of the Company's customers would recommend the Company to a potential buyer.

         Offer product breadth and innovative design. The Company devotes significant resources to the research and design of its homes to better meet the needs of its customers. The Company offers a number of distinct product lines and more than 350 different floor plans and elevations. In addition to providing customers with a wide variety of choices, the Company believes it offers a higher level of design and construction quality within a given price range. The Company has also introduced and utilized innovative design concepts, such as themed communities, rear garages, rear alley access, porches and parks.

         Maintain decentralized operations with experienced management. The Company believes that each of its markets has unique characteristics and, therefore, is managed locally by dedicated, on-site personnel. Each of the Company's managers possesses intimate knowledge of his or her particular market and is encouraged to be entrepreneurial in order to best meet the needs of such market. The Company's incentive compensation structure rewards each manager based on financial performance, income growth and customer satisfaction.

SALES AND MARKETING

         The Company markets and sells its homes under the Horizon, M/I and Showcase tradenames. Home sales are conducted by the Company's own sales personnel in on-site sales offices in furnished model homes. Each sales consultant is trained and equipped to fully explain the features and benefits of the Company's homes, to determine which home best suits each customer's needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is given to the training and re-training of all sales personnel to assure the highest levels of professionalism and product knowledge. Overall, the Company currently employs more than 120 sales consultants and operates approximately 150 model homes.

         The Company advertises in newspapers and magazines, by direct mail, on billboards and on radio and television, although the particular marketing medium used differs from division to division based upon marketing demographics and other competitive factors. The Company has increased significantly its advertising on the world wide web through expansion of its web site at www.mihomes.com. In addition, the Company welcomes independent broker participation and, from time to time, utilizes various promotions and sales incentives to attract interest from these brokers. The Company's commitment to quality design and construction and reputation for customer service has resulted in a strong referral base and numerous repeat buyers.

         To enhance the selling process, the Company operates design centers in the Cincinnati, Columbus, and most recently, Tampa markets. The design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors as well as standard options and upgrades. In its other markets, the color selection and option/upgrade process is handled directly by the Company's sales consultants. The Company also offers financing to its customers through its wholly-owned subsidiary, M/I Financial, which now has branches in all markets in which the Company operates except Virginia, Maryland and Phoenix. M/I Financial originates loans primarily for purchasers of the Company's homes. The loans are then sold, along with the majority of the servicing rights, to outside mortgage lenders. The Company also provides title-related services in a majority of its markets through joint ventures to purchasers of its homes.

         The Company generally does not commence construction of a home until it obtains a sales contract and preliminary oral advice from the customer's lender that financing will be approved. However, in certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction is authorized through a certain stage prior to satisfaction of that contingency. In addition, in all divisions, a limited, strictly controlled number of "spec" homes (i.e., homes started in the absence of an executed contract) are built in order to permit construction and delivery of homes on an immediate-need basis and to provide presentation of new products. In determining the number of spec homes to be started, the Company has traditionally adopted what it believes to be a very conservative approach, with the unit number determined after consultation with the respective region and division presidents.

         The Company's sales and marketing efforts are further enhanced by the Company's inspection and warranty programs. Through these programs, the Company offers a 2-year limited warranty on materials and workmanship and a 30-year limited warranty against major structural defects. To increase the value of these warranties, both are transferable in the event of the sale of the home. Immediately prior to closing and again three months after a home is delivered, the Company inspects each home with the customer to determine if any repairs are required. At the customer's written request, the Company will also provide a free 1-year inspection and again make necessary repairs. The Company passes along to its customers all warranties provided by manufacturers or suppliers of components installed in each home. The Company's warranty expense was approximately 1.0% of total costs and expenses for each of the years ended December 31, 1998, 1997 and 1996.

DESIGN AND CONSTRUCTION

         The Company devotes significant resources to the research, design and development of its homes in order to best meet the needs of the various home buyers in housing markets in which the Company operates. Virtually all of the Company's floor plans and elevations are designed by experienced and qualified in-house professionals using modern computer-aided design technology. The Company offers more than 350 different floor plans and elevations, which may differ significantly from market to market.

         The construction of each home is supervised by a construction supervisor who reports to a production manager, both of whom are employees of the Company. Customers are introduced to their construction supervisor prior to commencement of home construction at a pre-construction "buyer/builder conference." In addition to introducing customers to their construction supervisor, the purpose of this conference is to review with the customers the home plans and all relevant construction details and to explain the construction process and schedule. Every customer is given a hard hat at the "buyer/builder conference" as an open invitation to visit the site at any time during the course of construction. The Company wants customers to become involved, to better understand the construction of their home and to see the quality being built into their home. All of this is part of the Company's philosophy to "put the customer first" and enhance the total homebuilding experience.

         Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority ("FHA") and Veterans Administration ("VA") requirements. To allow maximum design flexibility, the Company limits the use of pre-assembled building components and pre-fabricated structural assemblies. The efficiency of the building process is enhanced by the Company's use of standardized materials available from a variety of sources. The Company has, from time to time, experienced construction delays due to shortages of materials or subcontractors. Such construction delays may delay the delivery of homes, thereby extending the period of time between the signing of a purchase contract with respect to a home and the receipt of revenue by the Company; however, the Company cannot predict the extent to which shortages of necessary materials or labor may occur in the future. The Company employs independent subcontractors for the installation of site improvements and the construction of its homes. Subcontractors are supervised by the Company's on-site construction supervisors. All subcontractor work is performed pursuant to written agreements with the Company. Such agreements are generally short-term, with terms from six to twelve months, provide for a fixed price for labor and materials and are structured to allow for price protection for a majority of the higher cost phases of construction related to the homes in the Company's Backlog. The Company seeks to build in large volume to reduce the per unit cost of the home due to advantages achieved by lower unit prices paid to subcontractors for labor and materials.

MARKETS

         The Company's operations are organized into geographic divisions to maximize operating efficiencies and use of local management. The Company's present divisional operating structure is as follows:

                                                                        Year
                                                                     Operations
             State                                     Division       Commenced
             -----                                     --------       ---------
Ohio...........................     Columbus                            1976
                                    Columbus - Showcase                 1988
                                    Columbus - Horizon                  1994
                                    Cincinnati                          1988

Indiana........................     Indianapolis                        1988

Florida........................     Tampa                               1981
                                    Orlando                             1984
                                    Palm Beach County                   1984

North Carolina.................     Charlotte                           1985
                                    Raleigh                             1986

Washington, D. C. .............     Virginia                            1991
                                    Maryland                            1991

Arizona........................     Phoenix                             1996


         Columbus is the capital of Ohio, with federal, state and local governments providing significant and stable employment. Columbus has been a stable market with diverse economic and employment bases, with single-family permits ranging between 6,500 and 7,500 annually over the last five years. Columbus is also the home of The Ohio State University, one of the largest universities in the world. The Company's market share in Columbus has exceeded 20% during each of the last five years.

         Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger and General Electric. Also, the Cincinnati International Airport serves as a regional hub for Delta Airlines. The Company continues to expand its Horizon product line in this market and focus on more affordable communities. In 1998, the Company was ranked the number two homebuilder in Cincinnati, excluding the Northern Kentucky market in which the Company does not participate.

         Indianapolis is a growth market noted for its excellent transportation system and relatively young population. 1998 was the fifth consecutive year of single-family housing permits exceeding 10,000. A large aircraft maintenance hub for United Airlines and an express mail sorting facility for the U.S.
Postal Service have recently begun operations in Indianapolis.

         Tampa's housing market is strong, buoyed by financial services, tourism and conventions. Business relocation has continued, especially in the banking, insurance and telecommunications industries. Tampa's economy continues to grow; 1998 employment levels increased by 5%.

         In 1998, Orlando's economy grew at a healthy pace, with job growth increasing by 5%. Contributing were improved tourism (both domestic and foreign), strong in-migration and business expansion/relocation due primarily to lower business costs. Single-family permits exceeded 15,000 in 1998, setting a new record.

         Palm Beach County is one of the more affluent markets in the United States. Job gains of 4% in 1998 were experienced in the construction, wholesale trade and service sectors. Housing activity rebounded in 1998 after permits dropped in 1997.

         Charlotte, which is home to fast-growing firms in the banking industry, continues to prosper as a financial center and has established itself as a transportation hub with its manufacturing base. Construction activity set another record in 1998, exceeding 15,000 single-family permits.

         Raleigh-Durham is situated to take advantage of the explosive growth in high-tech firms with a well-educated workforce and the recently completed North Carolina telecommunications highway. Raleigh's economy continues to flourish, with job growth of 4% in 1998, and single-family permits reaching 14,000.

         The Washington, D.C. metro economy was led in 1998 by job gains in the construction and service sectors. Housing activity was robust, with over 25,000 single-family permits being issued. The Company's operations are located primarily in Fairfax, Prince William and Loudoun Counties in Virginia and Prince Georges, Montgomery and Anne Arundel Counties in Maryland.

         The Company entered the Phoenix market in late 1996. The Phoenix housing market is one of the most active in the United States, generating over 30,000 single-family permits annually in each of the last two years. Phoenix is a national leader in employment growth and has a very diverse economy.

PRODUCT LINES

         The Company, on a regional basis, offers homes ranging in base sales price from approximately $80,000 to $930,000 and ranging in square footage from approximately 1,100 to 4,900 square feet. There are more than 350 different floor plans and elevations across all product lines. By offering a wide range of homes, the Company is able to attract first-time home buyers, move-up home buyers and empty nesters. It is a Company goal to sell more than one home to our customers.

         In the Columbus market, which is the Company's largest market, the Company offers all of its distinct product lines. In addition, the Company offers a select number of its product lines in its divisions outside of Columbus. The base sales price range and average square footage for these product lines in Columbus are shown below:

                                                           BASE SALES                        AVERAGE
                         DIVISION                          PRICE RANGE                   SQUARE FOOTAGE
                     ----------------               -----------------------              --------------
                      Horizon                        $105,000  -  $155,000                    1,400

                      M/I Homes                      $125,000  -  $240,000                    2,000

                      Showcase Homes                 $190,000  -  $395,000                    2,600

         Historically, the Company has offered a line of attached townhomes exclusively in the Maryland and Virginia markets, however, due to market demands, the Company will soon be offering this product in a number of its Florida markets. These homes are marketed primarily to first-time buyers and range from 1,600 to 2,200 square feet of living space. These homes utilize wood frame construction and feature aluminum exteriors with brick fronts. In Maryland, Virginia and Phoenix, the Company offers homes with up to 4,900 square feet of living space for base sales prices ranging up to $930,000.

         In each of the Company's lines of homes, certain options are available to the purchaser for an additional charge. Major options include fireplaces, additional bathrooms, and higher quality carpeting, cabinets and appliances. The options typically are more numerous and significant on more expensive homes.

LAND DEVELOPMENT ACTIVITIES

         The Company's land development activities and land holdings have increased in the past few years, and are expected to continue to increase. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit the Company's risk; however, the Company continually evaluates all of its alternatives to satisfy the need for lots in the most cost effective manner. The Company develops internally when it can gain a competitive advantage by doing so or when shortages of qualified land developers make it impractical to purchase the required lots from outside sources. The Company seeks to limit its investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to five years. Although the Company purchases land and engages in land development activities primarily for the purpose of furthering its own homebuilding activities, it has developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

         To limit the risk involved in the development of raw land, the Company primarily acquires land through the use of contingent purchase contracts. These contracts require the approval of the Company's land committee and condition the Company's obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, levels of taxation, traffic patterns, development costs, title matters and other property-related criteria. In addition, careful attention is paid to the quality of the public school system. Only after this thorough evaluation has been completed does the Company make a commitment to purchase undeveloped land. To further reduce the risk in acquiring raw land, the Company generally does not commence engineering or development until zoning approvals are secured.

          The Company from time to time enters into joint ventures, generally with other homebuilders. At December 31, 1998, the Company had interests varying from 33% to 50% in each of 29 joint ventures and limited liability companies ("LLCs"). These joint ventures and LLCs develop raw ground into lots and, typically, the Company receives its percentage interest in the form of a distribution of developed lots. The joint ventures and LLCs pay the managing partner or manager certain fees for accounting, administrative and construction supervision services performed by the managing partner or manager in addition to its percentage interest as a partner in the profits of the joint venture or LLC. The Company is currently responsible for the management of 15 of these 29 joint ventures and LLCs. These joint ventures and LLCs are equity financed, except where seller financing is available on attractive terms.

          During development of lots, the Company is required by some municipalities and other governmental authorities to provide completion bonds for sewer, streets and other improvements. The Company generally provides letters of credit in lieu of these completion bonds. At December 31, 1998, $9.5 million of letters of credit were outstanding for these purposes, as well as $11.8 million of completion bonds.

AVAILABLE LOTS AND LAND

          The Company seeks to balance the economic risk of owning lots and land with the necessity of having lots available for its homes. At December 31, 1998, the Company had in inventory 2,378 developed lots and 1,600 lots under development. The Company also owned raw land expected to be developed into approximately 2,488 lots.

         In addition, at December 31, 1998, the Company's interest in lots held by its joint ventures and LLCs consisted of 17 developed lots and 391 lots under development. The Company also owns interests in raw land held by its joint ventures and LLCs which is zoned for 1,103 lots. It is anticipated that some of the lots owned by the Company will be sold to others.

         At December 31, 1998, the Company had options and purchase contracts, which expire over the next 5 years, to acquire 2,242 developed lots and land to be developed into approximately 9,190 lots, for a total of 11,432 lots, with an aggregate current purchase price of approximately $176.9 million. Purchase of these properties is contingent upon satisfaction of certain requirements by the Company and the sellers, such as zoning approval, completion of development and availability of building permits. The majority of these lot purchase agreements provide for periodic escalation of the purchase price which, the Company believes, reflects the developers' carrying cost of the lots.

         The following table sets forth the Company's land position in lots (including the Company's interest in joint ventures) by region in which the Company operated at December 31, 1998:

                                                           OWNED LOTS
                                        ----------------------------------------------
                                                        Under        To Be       Total     Lots under
                State                   Developed    Development   Developed     Owned       Option      Total
         ------------------------------------------------------------------------------------------------------
         Ohio and Indiana                 1,364        1,369         2,806       5,539       7,857      13,396

         Florida                            558          266           307       1,131       2,513       3,644

         Carolina                           229           60           273         562         775       1,337

         Virginia, Maryland and Phoenix     244          296           205         745         287       1,032
         -----------------------------------------------------------------------------------------------------

         Total                            2,395        1,991         3,591       7,977      11,432      19,409
         =====================================================================================================

FINANCIAL SERVICES

         Through its wholly-owned subsidiary, M/I Financial, the Company offers fixed and adjustable rate mortgage loans, primarily to buyers of the Company's homes. M/I Financial has branches in all of the Company's housing markets, with the exception of Virginia, Maryland and Phoenix. Of the 3,270 Homes Delivered in 1998 in the markets in which M/I Financial operates, M/I Financial provided financing for 2,930 of these homes representing approximately $447.0 million of mortgage loans originated and sold. M/I Financial issues commitments to customers and closes both conventional and government-insured loans in its own name. To minimize the risk of financing activities, M/I Financial generally sells the loans it originates to the secondary market which provides the funding within several days thereafter. The Company retains a small servicing portfolio which it currently sub-services with a financial institution.

         At December 31, 1998, the Company was committed to fund $107.5 million in mortgage loans to home buyers. Of this total, approximately $2.5 million were adjustable rate loans and $105.0 million were fixed rate loan commitments. The loans are granted at current market interest rates and the rate is guaranteed through the transfer of the title of the home to the buyer. The Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the home closes.

         The Company hedges its interest rate risk using optional and mandatory forward sales of mortgage-backed securities whereby the Company agrees to sell and later repurchase similar but not identical mortgage-backed securities. Generally, the agreements are fixed-coupon agreements whereby the interest rate and maturity date of both transactions are approximately the same and are established to correspond with the closing of the fixed interest rate mortgage loan commitments of the Company. The difference between the two values of the mortgage-backed securities in the agreements at settlement provide a hedge on the interest rate risk exposure in the mortgage loan commitments and is included in the gain or loss on the sale of the loans to third party investors. At December 31, 1998, these agreements matured within 90 to 120 days. Securities under forward sales agreements averaged approximately $89.4 million during 1998 and the maximum amount outstanding at any month end during 1998 was $104.0 million, the balance at December 31, 1998. Hedging gains of $2.7 million were deferred at year end as the mortgage loans and commitment contracts qualified for hedge accounting.

         Additionally, the Company hedges the interest rate risk relative to unclosed loans by purchasing commitments from outside investors to acquire the loans at the interest rate at which the loan will be closed. The cost of these purchase commitments is recorded as an asset and is expensed as loans are closed under the related commitments. Any remaining unused balance is expensed when the commitment expires or earlier, if the Company determines that it will be unable to use the entire commitment prior to its expiration date. At December 31, 1998, the Company had approximately $15.0 million of commitments to deliver mortgage loans to outside investors.

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

          In 1996, the Company entered into a joint venture to provide title insurance in the Indianapolis and Columbus markets. A similar joint venture was formed in the Tampa and Orlando markets in 1997 and in the Cincinnati, Virginia and Maryland markets in 1998.

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

REGULATION AND ENVIRONMENTAL MATTERS

         The homebuilding industry, including the Company, is subject to various local, state and federal (including FHA and VA) statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales and similar matters. Such regulation affects construction activities, including types of construction materials which may be used, certain aspects of building design, sales activities and other dealings with consumers. The Company must also obtain certain licenses, permits and approvals from various governmental authorities for its development activities. In many areas, the Company is subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of houses within the boundaries of a particular locality. The Company seeks to reduce the risk from restrictive zoning and density requirements by using contingent land purchase contracts which require that land purchased by the Company meet various requirements, including zoning.

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

         Each of the states in which the Company operates has adopted a wide variety of environmental protection laws. These laws generally regulate developments which are of substantial size and which are in or near certain specified geographic areas. Furthermore, these laws impose requirements for development approvals which are more stringent than those which land developers would have to meet outside of these geographic areas.

         Increased stringent requirements may be imposed on homebuilders and developers in the future which may have a significant impact on the Company and the industry. Although the Company cannot predict the effect of these requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, the continued effectiveness of current licenses, permits or development approvals is dependent upon many factors, some of which are beyond the Company's control.

EMPLOYEES

         At February 26, 1999, the Company employed 779 people (including part-time employees), of which 223 were employed in sales, 313 in construction and 243 in management, administrative and clerical positions. The Company considers its employee relations to be very good. No employees are represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Company owns and operates an approximately 85,000 square foot office building used for its home office and leases all of its other offices. Prior to September 1998, the Company leased its home office space from a limited liability company in which the Company had a minority equity interest. The Company purchased the remaining interest in this limited liability company in September of 1998. See Notes 2, 5 and 9 to the Consolidated Financial Statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998.


ITEM 6.    SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants during each of the two years ended December 31, 1998 and 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the Company's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries have been incorporated herein by reference as set forth in Item 8 of Part II of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.                                     Page
                                                                            ----
         Independent Auditors' Report on financial statement schedules.....  18

         For the Years ended December 31, 1998, 1997 and 1996:
            Schedule II - Valuation and Qualifying Accounts ...............  19

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

Exhibit Number                           Description
---------------   -------------------------------------------------------------
         3.1      Amended and Restated Articles of Incorporation of the Company,
                  hereby incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1993.


         3.2      Regulations of the Company hereby incorporated by reference to
                  Exhibit 3(l) of the Company's Registration Statement on
                  Form S-1, Commission File No. 33-68564.


         3.3 Amendment to the Code of Regulations of the Company, hereby incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, Commission File
                  No. 33-76518.


         3.4 Amended and Restated Regulations of the Company. (Filed herewith.)

Exhibit Number                           Description
---------------   -------------------------------------------------------------

         4 Specimen of Stock Certificate, hereby incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-1, Commission File No. 33-68564.


         10.1 The Predecessor's Amended and Restated 401(k) Profit Sharing Plan, consisting of a savings plan adoption agreement, savings plan and savings plan trust, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1991.


         10.2 Third restated revolving credit loan, swingline loan and standby letter of credit agreement by and among the Company; Bank One, NA; The Huntington National Bank; The First National Bank of Chicago; National City Bank; BankBoston, N.A.; The Fifth Third Bank of Columbus; SunTrust Bank, Central Florida, N.A. and Bank One, NA, as agent for the banks, dated May 27, 1998, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.


         10.3 Fourth restated revolving credit loan, swingline loan and standby letter of credit agreement by and among the Company; Bank One, NA; The Huntington National Bank; AmSouth Bank; National City Bank; BankBoston, N.A.; The Fifth Third Bank of Columbus; Suntrust Bank and Bank One, NA as agent for the banks, dated December 31, 1998. (Filed herewith.)


         10.4 Promissory Note by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1993.


         10.5 Revolving Credit Agreement by and among the Company, M/I Financial Corp. and Bank One, NA dated June 22, 1998, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.


         10.6 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission File No. 33-76518.


         10.7 Termination Agreement between the Company and parties to the Melvin and Irving Schottenstein Family Agreement, dated
                  July 31, 1997, hereby incorporated by reference to
                  Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


         10.8 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


         10.9 Company's 1997 President and Senior Executive Vice President Bonus Program, hereby incorporated by reference to Exhibit
                  10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

Exhibit Number                             Description
---------------   -------------------------------------------------------------

         10.10 Company's 1997 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to
                  Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


         10.11 Company's 1998 President and Senior Executive Vice President Bonus Program, hereby incorporated by reference to
                  Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


         10.12 Company's 1998 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to
                  Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


         10.13 Company's 1998 Chief Executive Officer Stock Bonus Program. (Filed herewith.)


         10.14 Company's 1998 President, Senior Executive Vice President and Chief Financial Officer Stock Bonus Program. (Filed herewith.)


         10.15 Company's 1999 Chief Executive Officer Bonus Program. (Filed herewith.)


         10.16    Company's 1999 President Bonus Program. (Filed herewith.)

         10.17 Company's 1999 Chief Operating Officer Bonus Program. (Filed herewith.)

         10.18 Company's 1999 Chief Financial Officer Bonus Program. (Filed herewith.)


         10.19 Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


         10.20 Limited Liability Company Agreement of Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


         10.21 Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


         10.22 Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

Exhibit Number                           Description
---------------   -------------------------------------------------------------

         10.23 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


         10.24 Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein, as Trustee of the Robert H. Schottenstein 1996 Insurance Trust, dated September 24, 1997, hereby incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


         10.25 Collateral Assignment Split-Dollar Agreement by and among the Company and Steven Schottenstein, and Irving E. Schottenstein, as Trustee of the Steven Schottenstein 1994 Trust, dated September 24, 1997, hereby incorporated by reference to
                  Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


         10.26 Collateral Assignment Split-Dollar Agreement by and among the Company and Kerrii B. Anderson, and Douglas T. Anderson, as Trustee of the Kerrii B. Anderson 1997 Irrevocable Life Insurance Trust, dated September 24, 1997, hereby incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


         13 Annual Report to Shareholders for the year ended December 31, 1998. (Filed herewith.)


         21       Subsidiaries of Company. (Filed herewith.)


         23       Consent of Deloitte & Touche LLP. (Filed herewith.)


         24       Powers of Attorney. (Filed herewith.)


         27       Financial Data Schedule.

----------------

         (b)      Reports on Form 8-K
                  -------------------
                  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         (c)      See Item 14(a)(3).

         (d)      Financial Statement Schedule - See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 24th day of March, 1999.

                                    M/I SCHOTTENSTEIN HOMES, INC.
                                       (Registrant)

                                    By: /s/ ROBERT H. SCHOTTENSTEIN
                                       ---------------------------------------
                                       Robert H. Schottenstein
                                       President and Director (Vice Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th of March, 1999.


                NAME AND TITLE                    NAME AND TITLE
IRVING E. SCHOTTENSTEIN*                  /s/  ROBERT H. SCHOTTENSTEIN
-------------------------------           --------------------------------
Irving E. Schottenstein                   Robert H. Schottenstein
Chairman of the Board and                 President and Director (Vice Chairman)
Chief Executive Officer
(Principal Executive Officer)

STEVEN SCHOTTENSTEIN*                     /s/  KERRII B. ANDERSON
-------------------------------           --------------------------------
Steven Schottenstein                      Kerrii B. Anderson
Chief Operating Officer                   Senior Vice President, Chief Financial
and Director (Vice Chairman)              Officer, Assistant Secretary and Director
                                          (Principal Financial and Accounting Officer)

FRIEDRICH  K. M. BOHM*                    JEFFREY H. MIRO*
-------------------------------           --------------------------------
Friedrich K. M. Bohm                      Jeffrey H. Miro
Director                                  Director

LEWIS R. SMOOT, SR.*                      NORMAN L. TRAEGER*
-------------------------------           --------------------------------
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


                                 By: /s/ ROBERT H. SCHOTTENSTEIN
                                    -------------------------------------
                                 Robert H. Schottenstein, Attorney-in-Fact



                                 By: /s/  KERRII B. ANDERSON
                                    -------------------------------------
                                 Kerrii B. Anderson, Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of M/I Schottenstein Homes, Inc.
Columbus, Ohio

We have audited the consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 25, 1999; such financial statements and reports are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of M/I Schottenstein Homes, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP
----------------------------------
Deloitte & Touche LLP

Columbus, Ohio
February 25, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      Additions
                                                   Balance at        Charged to                         Balance at
                                                    Beginning         Costs and                           End of
Description                                          of Year          Expenses         Deductions          Year
-----------                                          -------          --------         ----------          ----

Valuation allowance deducted from
  asset account - single-family lots,
  land and land development costs:

         Year ended
           December 31, 1998                       $ 4,000,000       $ 2,450,000      $   340,000       $6,110,000
                                                   ===========       ===========      ===========       ==========

         Year ended
           December 31, 1997                       $ 2,350,000       $ 4,135,000      $ 2,485,000       $ 4,000,000
                                                   ===========       ===========      ===========       ===========

         Year ended
           December 31, 1996                       $   975,000       $ 1,375,000      $         0       $ 2,350,000
                                                   ===========       ===========      ===========       ===========


                                  EXHIBIT INDEX

Exhibit Number                         Description                                       Page No.
---------------   --------------------------------------------------------------         ---------
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


         3.4      Amended and Restated Regulations of the Company.


         4 Specimen of Stock Certificate, hereby incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-1, Commission File No. 33-68564.


         10.1     The Predecessor's Amended and Restated 401(k) Profit Sharing
                  Plan, consisting of a savings plan adoption agreement, savings plan and savings plan trust, hereby incorporated by reference to Exhibit 10(cc) of the Predecessor's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1991.


         10.2 Third restated revolving credit loan, swingline loan and standby letter of credit agreement by and among the Company;
                  Bank One, NA; The Huntington National Bank; The First National
                  Bank of Chicago; National City Bank; BankBoston, N.A.; The
                  Fifth Third Bank of Columbus; SunTrust Bank, Central Florida,
                  N.A. and Bank One, NA, as agent for the banks, dated May 27, 1998, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1998.


         10.3 Fourth restated revolving credit loan, swingline loan and standby letter of credit agreement by and among the Company;
                  Bank One, NA; The Huntington National Bank; AmSouth Bank;
                  National City Bank; BankBoston, N.A.; The Fifth Third Bank of
                  Columbus; Suntrust Bank and Bank One, NA as agent for the banks, dated December 31, 1998. (Filed herewith.)


Exhibit Number                         Description                                       Page No.
---------------   --------------------------------------------------------------         ---------

         10.4     Promissory Note by and among the Company, M/I Financial Corp.
                  and Bank One, Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to Exhibit 19(d) of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1993.


         10.5     Revolving Credit Agreement by and among the Company, M/I
                  Financial Corp. and Bank One, NA dated June 22, 1998, hereby incorporated by reference to Exhibit 10.2 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998.


         10.6 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration
                  Statement on Form S-8, Commission File No. 33-76518.


         10.7 Termination Agreement between the Company and parties to the Melvin and Irving Schottenstein Family Agreement, dated July
                  31, 1997, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


         10.8 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1994.


         10.9     Company's 1997 President and Senior Executive Vice President
                  Bonus Program, hereby incorporated by reference to Exhibit
                  10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


         10.10    Company's 1997 Senior Vice President and Chief Financial
                  Officer Bonus Program, hereby incorporated by reference to
                  Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


         10.11    Company's 1998 President and Senior Executive Vice President
                  Bonus Program, hereby incorporated by reference to Exhibit
                  10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


         10.12    Company's 1998 Senior Vice President and Chief Financial
                  Officer Bonus Program, hereby incorporated by reference to
                  Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


Exhibit Number                         Description                                       Page No.
---------------   --------------------------------------------------------------         ---------

         10.13    Company's 1998 Chief Executive Officer Stock Bonus Program.
                  (Filed herewith.)


         10.14    Company's 1998 President, Senior Executive Vice President and
                  Chief Financial Officer Stock Bonus Program. (Filed herewith.)


         10.15 Company's 1999 Chief Executive Officer Bonus Program. (Filed herewith.)

         10.16    Company's 1999 President Bonus Program. (Filed herewith.)

         10.17 Company's 1999 Chief Operating Officer Bonus Program (Filed herewith.)

         10.18 Company's Chief Financial Officer Bonus Program. (Filed herewith.)


         10.19 Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1995.


         10.20    Limited Liability Company Agreement of Northeast Office
                  Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.


         10.21    Lease Agreement by and between the Company and Northeast
                  Office Venture, Limited Liability Company dated November 17,
                  1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.


         10.22 Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


         10.23 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997.


Exhibit Number                         Description                                       Page No.
---------------   --------------------------------------------------------------         ---------

         10.24    Collateral Assignment Split-Dollar Agreement by and among the
                  Company and Robert H. Schottenstein, and Janice K.
                  Schottenstein, as Trustee of the Robert H. Schottenstein 1996
                  Insurance Trust, dated September 24, 1997, hereby incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


         10.25    Collateral Assignment Split-Dollar Agreement by and among the
                  Company and Steven Schottenstein, and Irving E. Schottenstein, as Trustee of the Steven Schottenstein 1994 Trust, dated
                  September 24, 1997, hereby incorporated by reference to
                  Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


         10.26    Collateral Assignment Split-Dollar Agreement by and among the
                  Company and Kerrii B. Anderson, and Douglas T. Anderson, as
                  Trustee of the Kerrii B. Anderson 1997 Irrevocable Life
                  Insurance Trust, dated September 24, 1997, hereby incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


         13       Annual Report to Shareholders for the year ended December 31,
                  1998. (Filed herewith.)


         21       Subsidiaries of Company. (Filed herewith.)


         23       Consent of Deloitte & Touche LLP. (Filed herewith.)


         24       Powers of Attorney. (Filed herewith.)


         27       Financial Data Schedule.