Form 10-Q
period 1999-03-31
M I SCHOTTENSTEIN HOMES INC
filed 1999-05-17
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1999
                                        --------------

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

                         YES    X          NO
                             -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 8,796,461 shares
                         outstanding as of May 14, 1999

                                   M/I SCHOTTENSTEIN HOMES, INC.

                                             FORM 10-Q

                                               INDEX
                                               -----

                                                                                             PAGE
PART I.       FINANCIAL INFORMATION                                                         NUMBER
              Item 1.   Financial Statements

                        Consolidated Balance Sheets
                        March 31, 1999 and December 31, 1998                                   3

                        Consolidated Statements of Income
                        for the Three Months Ended
                        March 31, 1999 and 1998                                                4

                        Consolidated Statement of Stockholders'
                        Equity for Three Months Ended
                        March 31, 1999                                                         5

                        Consolidated Statements of Cash Flows
                        for the Three Months Ended
                        March 31, 1999 and 1998                                                6

                        Notes to Interim Unaudited Consolidated
                        Financial Statements                                                   7

              Item 2.   Management's Discussion and Analysis
                        of Results of Operations and Financial
                        Condition                                                              9

PART II.      OTHER INFORMATION

              Item 1.   Legal Proceedings                                                     19

              Item 2.   Changes in Securities                                                 19

              Item 3.   Defaults Upon Senior Securities                                       19

              Item 4.   Submission of Matters to a Vote of Security Holders                   19

              Item. 5   Other Information                                                     19

              Item 6.   Exhibits and Reports on Form 8-K                                      19

Signatures                                                                                    20

Exhibit Index                                                                                 21

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

==========================================================================================================
                                                                                 MARCH 31,     December 31,
(Dollars in thousands)                                                             1999            1998
----------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
ASSETS

Cash                                                                             $  4,202       $  10,068
Cash held in escrow                                                                 1,621             870
Receivables                                                                        26,691          42,361
Inventories:
     Single-family lots, land and land development costs                          179,032         170,115
     Houses under construction                                                    173,259         136,965
     Model homes and furnishings - at cost (less accumulated depreciation:
          March 31, 1999 - $46;
          December 31, 1998 - $45)                                                 15,414          15,054
     Land purchase deposits                                                         2,047           1,366
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
     March 31, 1999 - $5,308;
     December 31, 1998 - $4,962)                                                   19,854          20,015
Investment in unconsolidated joint ventures and limited liability companies        15,997          17,850
Other assets                                                                       11,902          12,483
----------------------------------------------------------------------------------------------------------

     TOTAL                                                                       $450,019       $ 427,147
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                    $111,000       $  70,000
Note payable bank - financial services operations                                   6,495          23,500
Mortgage notes payable                                                             11,762          11,793
Senior subordinated notes                                                          50,000          50,000
Accounts payable                                                                   52,569          51,364
Accrued compensation                                                                4,952          18,131
Income taxes payable                                                                6,733           4,380
Accrued interest, warranty and other                                               18,115          19,430
Customer deposits                                                                  14,664          11,909
----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                            276,290         260,507
----------------------------------------------------------------------------------------------------------

Commitments and Contingencies
----------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                  --              --
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued 8,813,061 shares                                                           88              88
Additional paid-in capital                                                         61,067          61,067
Retained earnings                                                                 112,714         105,485
Treasury stock - at cost - 7,900 shares held in treasury at
     March 31, 1999                                                                  (140)             --
----------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                   173,729         166,640
----------------------------------------------------------------------------------------------------------

     TOTAL                                                                       $450,019       $ 427,147
==========================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

================================================================================
                                                    Three Months Ended March 31,
(Dollars in thousands, except per share information)    1999             1998
--------------------------------------------------------------------------------

Revenue                                              $  148,824       $  117,230
--------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                   114,589           91,271
     General and administrative                           8,100            6,987
     Selling                                             10,323            8,821
     Interest                                             3,136            2,648
--------------------------------------------------------------------------------


Total costs and expenses                                136,148          109,727
--------------------------------------------------------------------------------


Income before income taxes                               12,676            7,503
--------------------------------------------------------------------------------


Income taxes:
     Current                                              3,782            1,499
     Deferred                                             1,225            1,503
--------------------------------------------------------------------------------


Total income taxes                                        5,007            3,002
--------------------------------------------------------------------------------


Net income                                           $    7,669       $    4,501
================================================================================

Per share data:
     Basic                                           $     0.87       $     0.59
     Diluted                                         $     0.86       $     0.58
================================================================================

Weighted average shares outstanding:
     Basic                                            8,812,283        7,604,132
     Diluted                                          8,897,079        7,698,571
================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)
============================================================================================
                              THREE MONTHS ENDED MARCH 31, 1999

--------------------------------------------------------------------------------------------
                                        Common Stock
                                    --------------------  Additional
(Dollars in thousands, except         Shares               Paid-In      Retained    Treasury
  per share information)            Outstanding   Amount   Capital      Earnings      Stock
--------------------------------------------------------------------------------------------
Balance at December 31, 1998         8,813,061      $88     $61,067     $105,485         --

     Net income                             --       --          --        7,669         --

     Dividends to stockholders,
       $0.05 per common share               --       --          --         (440)        --

   Purchase of treasury shares          (7,900)      --          --           --      $(140)
--------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1999            8,805,161      $88     $61,067     $112,714      $(140)
============================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

=======================================================================================================
                                                                           Three Months Ended March 31,
(Dollars in thousands)                                                          1999          1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $  7,669      $  4,501
    Adjustments to reconcile net income to net cash
    used in operating activities:
       Loss from property disposals                                                 --            50
       Depreciation and amortization                                               508           398
       Deferred income taxes                                                     1,225         1,503
       Decrease (increase) in cash held in escrow                                 (751)        1,758
       Decrease in receivables                                                  15,670        17,461
       Increase in inventories                                                 (40,049)      (24,646)
       Increase in other assets                                                   (684)          (75)
       Increase (decrease) in accounts payable                                   1,205        (1,542)
       Increase (decrease) in income taxes payable                               2,353        (2,423)
       Decrease in accrued liabilities                                         (14,494)      (12,195)
       Equity in undistributed income of unconsolidated joint
          ventures and limited liability companies                                (140)          (57)
-------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                (27,488)      (15,267)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                            (306)          (91)
    Investment in unconsolidated joint ventures and
       limited liability companies                                              (4,386)       (3,843)
    Distributions from unconsolidated joint ventures and
       limited liability companies                                                 175            87
-------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                 (4,517)       (3,847)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings - net of repayments                           23,995         5,590
    Mortgage notes payable:
       Proceeds from borrowings                                                     --           342
       Principal repayments                                                        (31)           --
    Dividends paid                                                                (440)           --
    Net increase in customer deposits                                            2,755         3,088
    Proceeds from exercise of stock options                                         --           164
    Payments to acquire treasury stock                                            (140)           --
-------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                             26,139         9,184
-------------------------------------------------------------------------------------------------------

          Net decrease in cash                                                  (5,866)       (9,930)
          Cash balance at beginning of year                                     10,068        10,836
-------------------------------------------------------------------------------------------------------
          Cash balance at end of period                                       $  4,202      $    906
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid during the period for:
       Interest - net of amount capitalized                                   $  2,887      $  2,044
       Income taxes                                                           $  5,121      $  3,806
NON-CASH TRANSACTIONS DURING THE YEAR:
    Land acquired with mortgage notes payable                                 $     --      $    342
    Single-family lots distributed from unconsolidated joint ventures and
       limited liability companies                                            $  6,080      $  4,349
=======================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

  The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full year.

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

NOTE 2.     AMENDED LOAN AGREEMENT

  On April 20, 1999, the Company amended its bank loan agreement. The amended loan agreement modified certain covenants. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

NOTE 3.     INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three months ended March 31, 1999 and 1998 is as follows:

                                                 Three Months Ended March 31,
(Dollars in thousands)                             1999                1998
-----------------------------------------------------------------------------
Interest capitalized, beginning of period        $  7,957            $  7,620
Interest incurred                                   3,236               3,335
Interest expensed                                  (3,136)             (2,648)
------------------------------------------------------------------------------

Interest capitalized, end of period              $  8,057            $  8,307
=============================================================================

NOTE 4.     CONTINGENCIES

   At March 31, 1999, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $183.9 million.

NOTE 5.     PER SHARE DATA

   Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include common share equivalents, when dilutive.

NOTE 6.     ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is required to be adopted for the Company's 2000 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.

NOTE 7. DIVIDENDS

   On April 22, 1999, the Company paid to the shareholders of record on April 1, 1999 a cash dividend of $0.05 per share (aggregate dividends paid of $439,658). On April 22, 1999, the Board of Directors approved a $0.05 per share cash dividend payable to stockholders of record of its common stock on July 1, 1999, payable on July 22, 1999.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                                FORM 10-Q PART I
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended March 31, 1999 was $148.8 million, a 27.0% increase over the $117.2 million recorded for the comparable period of 1998. Homebuilding revenue increased $29.5 million and financial services increased $2.0 million. The increase in homebuilding was attributable to a housing revenue increase of $28.5 million and a land revenue increase of $1.2 million. The increase in housing revenue was attributable to both an increase in the number of Homes Delivered as the Company delivered 80 more homes for the first quarter of 1999 compared to the prior year, and a 10.8% increase in the average sales price of Homes Delivered. The increase in land revenue for the first quarter of 1999 was primarily due to an increase over the first quarter of 1998 in the number of lots sold to third parties in the Washington, D.C., Columbus and Phoenix markets. The increase in financial services revenue was primarily attributable to increases in the number of loans originated and the gains recognized from the sale of loans.

         Income Before Income Taxes. Income before income taxes for the first quarter of 1999 increased 68.9% over the comparable period of 1998. Income before income taxes reached $12.7 million, a record for the Company's first quarter. The increase related to homebuilding, where income before income taxes increased from $3.0 to $5.3 million, and financial services, where income before income taxes increased from $2.2 to $4.1 million. The increase in homebuilding was due to the increase in the number of Homes Delivered and in the average selling price of Homes Delivered. The average selling price increased from $184,000 for the first quarter of 1998 to $204,000 in 1999. The increase in income before income taxes in homebuilding was also due to an increase in gross margin. Homebuilding gross margin increased from 19.5% for the three months ended March 31, 1998 to 19.8% for the same period of the current year. The increase in financial services was primarily due to an increase in the number of loans originated and the significant increase in income from the sale of servicing and marketing gains due to increased loan volume and the favorable interest rate environment during the last half of 1998 and the first quarter of 1999.

         The information below is presented in conformity with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" for all periods presented.

                                                              March 31,
(Dollars in thousands)                                 1999              1998
--------------------------------------------------------------------------------
Revenue:
    Homebuilding                                     $144,152          $114,638
    Financial services                                  5,499             3,468
    Intersegment                                         (827)             (876)
--------------------------------------------------------------------------------
      TOTAL REVENUE                                  $148,824          $117,230
--------------------------------------------------------------------------------
Income Before Income Taxes:
   Homebuilding                                      $  5,325          $  3,000
   Financial Services                                   4,100             2,192
   Unallocated amounts                                  3,251             2,311
--------------------------------------------------------------------------------
      TOTAL INCOME BEFORE INCOME TAXES               $ 12,676          $  7,503
--------------------------------------------------------------------------------

HOME-BUILDING SEGMENT

The following table sets forth certain information related to the Company's homebuilding segment:

                                                            Three Months Ended March 31,
(Dollars in thousands)                                           1999         1998
========================================================================================
Revenue:
   Housing Sales                                              $140,576      $112,123
   Land and lot sales                                            3,116         1,904
   Other income                                                    460           611
----------------------------------------------------------------------------------------
Total Revenue                                                 $144,152      $114,638
========================================================================================
Revenue:
   Housing sales                                                  97.5%         97.8%
   Land and lot sales                                              2.2           1.7
   Other income                                                    0.3           0.5
----------------------------------------------------------------------------------------
Total Revenue                                                    100.0         100.0
Land and housing costs                                            80.2          80.5
----------------------------------------------------------------------------------------
Gross Margin                                                      19.8          19.5
General and administrative expenses                                3.5           3.6
Selling expenses                                                   7.2           7.7
----------------------------------------------------------------------------------------
Operating Income                                                   9.1           8.2
Allocated expenses                                                 5.4           5.6
----------------------------------------------------------------------------------------
Income before income taxes                                         3.7%          2.6%
========================================================================================
MIDWEST REGION
Unit data:
   New contracts, net                                              755           721
   Homes delivered                                                 429           376
   Backlog at end of period                                      1,648         1,402
Average sales price of homes in backlog                       $    185      $    178
Aggregate sales value of homes in backlog                     $305,000      $250,000
Number of active subdivisions                                       73            80
========================================================================================
FLORIDA REGION
Unit data:
   New contracts, net                                              175           193
   Homes delivered                                                 117           126
   Backlog at end of period                                        391           322
Average sales price of homes in backlog                       $    198      $    185
Aggregate sales value of homes in backlog                     $ 77,000      $ 59,000
Number of active subdivisions                                       25            35
========================================================================================
NORTH CAROLINA, VIRGINIA AND MARYLAND, AND ARIZONA REGION
Unit data:
   New contracts, net                                              237           231
   Homes delivered                                                 143           107
   Backlog at end of period                                        462           356
Average sales price of homes in backlog                       $    344      $    305
Aggregate sales value of homes in backlog                     $159,000      $109,000
Number of active subdivisions                                       40            40
========================================================================================
TOTAL
Unit data:
   New contracts, net                                            1,167         1,145
   Homes delivered                                                 689           609
   Backlog at end of period                                      2,501         2,080
Average sales price of homes in backlog                       $    216      $    201
Aggregate sales value of homes in backlog                     $541,000      $418,000
Number of active subdivision                                       138           155
========================================================================================

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

         "Backlog" represents homes for which the Company's standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since the Company arranges financing with guaranteed rates for many of its customers, the incidence of cancellations after the start of construction is low. In the first three months of 1999, the Company delivered 689 homes, most of which were homes under contract in Backlog at December 31, 1998. Of the 2,023 contracts in Backlog at December 31, 1998, 10.5% have been canceled as of March 31, 1999. For homes in Backlog at December 31, 1997, 9.6% had been canceled as of March 31, 1998. For the homes in Backlog at December 31, 1997, the final cancellation percentage was 12.8%. Unsold speculative homes, which are in various stages of construction, totaled 130 and 154 at March 31, 1999 and 1998, respectively.

         Total Revenue. Total revenue for the homebuilding segment for the three months ended March 31, 1999 was $144.2 million, a 25.7% increase over 1998. This increase was due to a 25.4% increase in housing revenue and a 63.7% increase in land revenue. The increase in housing revenue was partially due to a 13.1% increase in the number of Homes Delivered. Homes Delivered were higher in all of the Company's markets with the exception of Cincinnati, Orlando and Raleigh. The increase in housing revenue was also due to a 10.8% increase in the average sales price of Homes Delivered. The increase in the average sales price of Homes Delivered was primarily due to increased closings in the Washington, D.C. and Phoenix markets. The average sales price in these markets is substantially higher than the Company's average sales price. The increase in land revenue from $1.9 million to $3.1 million was primarily attributable to the Washington, D.C., Columbus and Phoenix markets. These markets had an increase in lot sales to outside homebuilders in the three months ended March 31, 1999.

         Home Sales and Backlog. The Company recorded a 1.9% increase in the number of New Contracts recorded in the first quarter of 1999 compared to the corresponding period of 1998. New Contracts recorded in the current year were higher due to significant increases in the Charlotte, Indianapolis and Cincinnati markets. The Company believes the increase in New Contracts was partially due to favorable market conditions and low interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         At March 31, 1999, the total sales value of the Company's Backlog of 2,501 homes was approximately $541.0 million, representing a 29.4% increase in sales value and a 20.2% increase in units over the levels reported at March 31, 1998. The increase in units at March 31, 1999 is a result of record high New Contracts recorded in the first quarter of 1999. The average sales price of homes in Backlog increased 7.5% from March 31, 1998 to March 31, 1999. This increase was primarily due to increases in the Washington, D.C. and Phoenix markets where the Company is building in more upscale and certain niche subdivisions.

         Gross Margin. The overall gross margin for the homebuilding segment was 19.8% for the three month period ended March 31, 1999 compared to 19.5% for the three month period ended March 31,

1998. The gross margin from housing sales was 20.5% in the first quarter of 1999 compared to 20.0% in the first quarter of 1998. The gross margin from lot and land sales decreased from 16.2% to 11.4%. The increase in margin is attributable to favorable market conditions and management's continued focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. The Company has also focused on acquiring or developing lots in premier locations to obtain higher margins. The decrease in gross margin from lot and land sales was due to the Virginia division where there were lot sales to outside homebuilders at lower margins in the first quarter of 1999 than in the first quarter of 1998. Lot and land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the phase in which the sale takes place.

         General and Administrative Expenses. General and administrative expenses increased from $4.1 million for the three months ended March 31, 1998 to $5.0 million for the three months ended March 31, 1999. However, general and administrative expenses as a percentage of total revenue decreased from 3.6% for the three months ended March 31, 1998 to 3.5% for the three months ended March 31, 1999. The increase in expenses was primarily attributable to the increase in payroll expense and miscellaneous other expenses related to the increase in revenues.

         Selling Expenses. Selling expenses increased from $8.8 million for the three months ended March 31, 1998 to $10.3 million for the three months ended March 31, 1999. However, selling expenses as a percentage of total revenue decreased from 7.7% to 7.2%. The increase in expenses was primarily due to increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume. There were also increases in advertising and model expenses.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                                        Three Months Ended March 31,
(Dollars in thousands)                                      1998           1999
====================================================================================
Number of loans originated                                    568            533
   Revenue:
   Loan origination fees                                   $  797         $  822
   Sale of servicing and marketing gains                    3,602          1,808
   Other                                                    1,100            838
------------------------------------------------------------------------------------
Total Revenue                                               5,499          3,468
------------------------------------------------------------------------------------

General and administrative expenses                         1,399          1,276
------------------------------------------------------------------------------------
Operating Income                                           $4,100         $2,192
====================================================================================

         Total Revenue. Total revenue for the three months ended March 31, 1999 was $5.5 million, a 58.6% increase over the $3.5 million recorded for the comparable period of the prior year. Loan origination fees decreased 3.0% from the first quarter of 1998 to the first quarter of 1999. This decrease was due to special financing programs that reduced loan origination fees collected on each loan.

      Revenue from the sale of servicing and marketing gains increased 99.2% from $1.8 million for the three months ended March 31, 1998 to $3.6 million for the three months ended March 31, 1999. The increase in marketing gains was primarily due to favorable market conditions during the last part of 1998 and early part of 1999 which increased marketing gains on loans that sold during the first quarter of 1999. The Company uses hedging methods whereby it has the option, but is not required, to complete the hedging transaction. The Company also concentrated on the securitization of loans with FNMA and FHLMC and separated the sale of loans and servicing into two transactions on this product. This change, along with more favorable terms negotiated with investors, resulted in an increase in servicing release premiums.

      Revenue from other sources increased 31.3% from $0.8 million for the three months ended March 31, 1998 to $1.1 million for the three months ended March 31, 1999. This was primarily due to increased earnings from title services. The Company also expanded into the Washington, D.C. title agency market in early 1999.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1999 were $1.4 million, a 9.6% increase over the comparable period of the prior year. This increase was mainly due to payroll expense, which increased due to a significant increase in volume related to originations, loan closings and title services.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. General and administrative expenses increased from $1.6 million for the three months ended March 31, 1998 to $1.8 million for the three months ended March 31, 1999. As a percentage of total revenue, general and administrative expenses decreased to 1.2% for the three months ended March 31, 1999 from 1.4% for the comparable period in the prior year. The increase in expenses was partially due to more charitable contributions in 1999.

         Interest Expense. Corporate and homebuilding interest expense for the first quarter of 1999 totaled $3.1 million, a 19.2% increase from the $2.6 million recorded for the comparable period of the prior year. Interest expense was higher due to the Company experiencing less of an increase in capitalized interest in the first three months of 1999 compared to 1998 as a result of an increase in the proportion of raw land and developed lots to total inventory.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's financing needs are dependant on its sales volume, asset turnover, land acquisition and inventory balances. The Company has incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of its homebuilding activities. The Company's principal source of funds for construction and development activities has been from internally generated cash and bank borrowings, which are primarily unsecured.

      Notes Payable Banks. On April 20, 1999, the Company amended its bank loan agreement. The amended loan agreement modified certain covenants. The remaining terms of the agreement remain substantially the same as those in the agreement that it replaces.

      At March 31, 1999, the Company had bank borrowings outstanding of $111.0 million under its Bank Credit Facility, which permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of:
(i) $204.5 million and (ii) the Company's borrowing base, which is calculated based on specified percentages of certain types of assets held by the Company as of each month end, less the sum of (A) outstanding letters of credit issued for purposes other than to satisfy bonding requirements and (B) the aggregate amount of outstanding letters of credit, other than letters of credit issued for the purpose of satisfying bonding requirements, for joint ventures in which the Company is a partner and which are guaranteed by the Company. The Bank Credit Facility matures September 30, 2003, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. At March 31, 1999, borrowings under the Bank Credit Facility were at the prime rate or, at the Company's option, LIBOR plus a margin of between 1.60% and 2.35% based on the Company's ratio of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to consolidated interest incurred and were primarily unsecured. The Bank Credit Facility contains restrictive covenants which require the Company, among other things, to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain certain other financial ratios. The Bank Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, the acquisition of undeveloped land, dividends that may be paid and the aggregate cost of certain types of inventory the Company can hold at any one time.

         On February 26, 1998 and September 23, 1998, the Company entered into $50.0 million and $25.0 million interest rate SWAP agreements with certain banks. The SWAP agreements expire February 26, 2001 and September 25, 2000, respectively, and require the Company to make fixed interest rate payments to the bank in return for variable payments. During the three months ended March 31, 1999, these agreements resulted in an increase in interest expense of $33,000.

         An additional $6.5 million was outstanding as of March 31, 1999 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for customers of the Company and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. At March 31, 1999, borrowings under the M/I Financial loan agreement were at (a) the prime rate less 0.50%, and/or (b) LIBOR plus 1.60% or (c) a combination of (a) and (b). The agreement terminates on June 20, 2001, at which time the unpaid balance is due.

         At March 31, 1999, the Company had the right to borrow up to $229.1 million under its credit facilities, including $24.6 million under the M/I Financial loan agreements (95% of the aggregate face amount of certain qualified mortgages). At March 31, 1999, the Company had $111.6 million of unused borrowing availability under its loan agreements. The Company also had approximately $33.4 million of completion bonds and letters of credit outstanding at March 31, 1999.

         Subordinated Notes. At March 31, 1999, there was $50.0 million of Senior Subordinated Notes outstanding. The notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Land and Land Development. Over the past several years, the Company's land development activities and land holdings have increased significantly, and the Company expects this trend will continue in the foreseeable future. Single-family lots, land and land development increased 5.2% from December 31, 1998 to March 31, 1999. These increases are primarily due to the shortage of qualified land developers in certain of the Company's markets as well as the Company developing more land due to the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. This is particularly true for the Company's Horizon product line, in which lots are generally not available from third party developers at economically feasible prices due to the price points the Company targets. The Company continues to purchase lots from outside developers under option contracts, when possible, to limit its risk; however, the Company will continue to evaluate all of its alternatives to satisfy the Company's demand for lots in the most cost effective manner.

         The $41.0 million increase in notes payable banks - homebuilding operations, from December 31, 1998 to March 31, 1999 reflects increased borrowings primarily attributable to the increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $36.3 million from December 31, 1998 to March 31, 1999, while single-family lots, land and land development costs increased $8.9 million. It is expected that borrowing needs will increase as the Company continues to increase its investment in land under development and developed lots.

         At March 31, 1999, mortgage notes payable outstanding were $11.8 million, secured by a building, lots and land with a recorded book value of $15.5 million.

         As its capital requirements increase, the Company may increase its borrowings under its bank line of credit. In addition, the Company continually explores and evaluates alternative sources from which to obtain additional capital.

         Purchase of Treasury Shares. On February 16, 1999, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's outstanding common stock. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of March 31, 1999 the Company has purchased 7,900 shares at an average price of $17.71.

         Impact of New Accounting Standards. In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is required to be adopted for the Company's 2000 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.

         Year 2000 Compliance. The Company is currently in the process of modifying or replacing certain management information systems to address issues regarding the year 2000. In accordance with current accounting guidance, modification costs for the year 2000 are charged to expense as incurred while replacement costs are capitalized and amortized over the asset's useful life. It is not presently believed that these changes will have an adverse impact on operations or that the expenditures related thereto will be material to the Company's financial position or results of operations in any given year.

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

         The manner of resolving the identified Year 2000 shortcomings has included strategies such as implementing Year 2000 compliant versions of third party software, modifying portions of existing software and replacing non-compliant business systems with new third party software. A combination of internal and external resources is being used to help identify, implement and test solutions associated with Year 2000 issues. Management believes that quantifying the extent to which the Company's Year 2000 remediation efforts are complete is not practicable and could be potentially misleading. However, based on existing plans, it is anticipated that the Company's ongoing efforts to remediate data processing systems to be Year 2000 compliant will be completed by the last half of 1999.

         Another risk presented by the Year 2000 issue is that significant customers, regulatory agencies and suppliers of the Company could fail to become fully Year 2000 compliant. This failure, in turn, could result in a significant adverse effect to the Company's operations. The Company is in the process of making inquiries of its significant suppliers as to the state of their Year 2000 readiness. It is believed that these inquiries will become increasingly more meaningful as the year 2000 approaches. Regardless, there can be no assurance that the data processing and non-information technology systems utilized by these other companies will become Year 2000 compliant on a timely basis. The impact of noncompliance cannot currently be estimated.

         Worst case scenarios are being evaluated in relation to the Company's key business needs. The Company has not yet adopted a formal contingency plan to address the possibility that internal, customer, or supplier systems may not become Year 2000 compliant. Management will develop such plans which may be required as Fiscal 1999 evolves and the risk of such exposure, if any, becomes better clarified. Specific timetables and phases will be established for these contingency plans. The Company cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Year 2000 efforts.

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

INTEREST RATES AND INFLATION

         The Company's business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase the Company's interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate on the Company's outstanding debt for the three months ended March 31, 1999 was 8.3% compared to 8.6% for the three months ended March 31, 1998.

         In conjunction with its mortgage banking operations, the Company uses hedging methods to reduce its exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, the Company generally has been able to raise prices by amounts at least equal to its cost increases and, accordingly, has not experienced any detrimental effect from inflation. Where the Company develops lots for its own use, inflation may increase the Company's profits because land costs are fixed well in advance of sales efforts. The Company is generally able to maintain costs with subcontractors from the date a home's sales contract is accepted to the date of close. However, in certain situations, unanticipated costs may occur between the time a sales contract is executed and the time a home is constructed, resulting in lower gross profit margins.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       The Company wishes to take advantage of the safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information, this Management's Discussion & Analysis of Results of Operations and Financial Condition contains certain forward-looking statements, including, but not limited to, statements regarding the Company's future financial performance and financial condition. These statements involve a number of risks and uncertainties. Any forward-looking statements made by the Company herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below.

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

         Land Development Activities. The Company develops the lots for a majority of its subdivisions. Therefore, the short- and long-term financial success of the Company will be dependent on the Company's ability to develop its subdivisions successfully. Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks. Before a subdivision generates any revenue, material expenditures are required for items such as acquiring land and constructing subdivision infrastructure (such as roads and utilities).

         Concentration of the Company's Markets. The Company's operations are in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; the Virginia and Maryland suburbs of Washington, D.C., and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on the operations of the Company. For the three months ended March 31, 1999, approximately 45% of the Company's housing revenue and a significant portion of the Company's operating income were derived from operations in its Columbus, Ohio market. The Company's performance could be significantly affected by changes in this market.

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

         Significant Voting Control by Principal Shareholders. As of March 31, 1999, members of the Irving E. Schottenstein family owned approximately 31% of the outstanding Common Shares of the Company. In particular, Irving E. Schottenstein, in his own name and as trustee of trusts for his children, had the right to vote 2,678,300 Common Shares. Therefore, members of the Irving E. Schottenstein family have significant voting power with respect to the election of the Board of Directors of the Company and, in general, the determination of the outcome of various matters submitted to the shareholders of the Company for approval.

         Quantitative and Qualitative Disclosures about Market Risk. The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through its borrowings under its unsecured revolving credit facility which permits borrowings up to $234.5 million. In order to minimize the effect of the interest rate fluctuation, the Company has entered into two interest rate swap arrangements with a major bank for a total notional amount of $75.0 million. Under these agreements the company pays a fixed rate of 5.10% on $25.0 million and 5.50% on $50.0 million.

         Assuming a hypothetical 20% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreements would partially offset the impact.

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans, primarily to buyers of the Company's homes. The loans are granted at current market interest rates which are guaranteed from the loan commitment date through the transfer of the title of the home to the buyer (the "Closing"). M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan commitment date generally to the date a sale commitment is entered into. At March 31, 1999, the notional principal amount under these forward sales agreements was approximately $124.0 million and the related fair value of these agreements was approximately $0.2 million. The hedging agreements outstanding at March 31, 1999 mature within 90-120 days. Gains or losses on these agreements are recognized at the time the loan is sold.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings  -  none.
-------------------------

Item 2. Changes in Securities  -  none.
-----------------------------

Item 3. Defaults Upon Senior Securities  -  none.
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders - none.
-----------------------------------------------------------

Item 5. Other Information  -  none.
-------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------
   10.1              First Amendment to Fourth Restated Revolving Credit Loan,
                     Swingline Loan and Standby Letter of Credit Agreement by
                     and among the Company and M/I Homes, Inc.; Bank One, NA;
                     The Huntington National Bank; National City Bank;
                     BankBoston, N.A.; The Fifth Third Bank of Columbus;
                     Suntrust Bank, Central Florida, N.A.; AmSouth Bank and Bank
                     One, NA as agent for the banks, dated April 20, 1999.

    27               Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    M/I Schottenstein Homes, Inc.
                                    ------------------------------------
                                                (Registrant)

Date:    May 14, 1999               by:     /s/ Robert H. Schottenstein
                                            ------------------------------------
                                            Robert H. Schottenstein
                                            Vice Chairman,
                                            President




Date:    May 14, 1999               by:     /s/ Kerrii B. Anderson
                                            ------------------------------------
                                            Kerrii B. Anderson
                                            Senior Vice President,
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                             EXHIBIT INDEX

EXHIBIT NUMBER                         DESCRIPTION                        PAGE #
--------------       -------------------------------------------------    ------

   10.1 First Amendment to Fourth Restated Revolving Credit Loan, Swingline Loan and Standby Letter of Credit Agreement by and among the Company and M/I Homes, Inc.; Bank One, NA; The Huntington National Bank; National City Bank; BankBoston, N.A.; The Fifth Third Bank of Columbus; Suntrust Bank, Central Florida, N.A.; AmSouth Bank and Bank One, NA as agent for the banks, dated April 20, 1999.

    27               Financial Data Schedule.