Form 10-Q
period 1999-06-30
M I SCHOTTENSTEIN HOMES INC
filed 1999-08-16
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1999

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

                                            YES      X          NO
                                                 --------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 8,777,561 shares
                        outstanding as of August 13, 1999



                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                   PAGE
PART I.     FINANCIAL INFORMATION                                                 NUMBER

            Item 1.    Financial Statements

                       Consolidated Balance Sheets
                       June 30, 1999 and
                       December 31, 1998                                            3

                       Consolidated Statements of Income
                       for the Three Months and Six Months Ended
                       June 30, 1999 and 1998                                       4

                       Consolidated Statement of Stockholders' Equity
                       for the Six Months Ended
                       June 30, 1999                                                5

                       Consolidated Statements of Cash Flows
                       for the Six Months Ended
                       June 30, 1999 and 1998                                       6

                       Notes to Interim Unaudited Consolidated Financial
                       Statements                                                   7

            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and
                       Financial Condition                                          9

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                           22

            Item 2.    Changes in Securities                                       22

            Item 3.    Defaults upon Senior Securities                             22

            Item 4.    Submission of Matters to a Vote of Security Holders         22

            Item 5.    Other Information                                           23

            Item 6.    Exhibits and Reports on Form 8-K                            23

Signatures                                                                         24

Exhibit Index                                                                      25



CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,            December 31,
(Dollars in thousands, except par values)                                         1999                  1998
-----------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
ASSETS

Cash                                                                            $ 11,654              $ 10,068
Cash held in escrow                                                                1,244                   870
Receivables                                                                       39,715                42,361
Inventories:
     Single-family lots, land and land development costs                         199,027               170,115
     Houses under construction                                                   190,358               136,965
     Model homes and furnishings - at cost (less accumulated depreciation:
         June 30, 1999 - $48;
         December 31, 1998 - $45)                                                 17,603                15,054
     Land purchase deposits                                                        2,113                 1,366
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
         June 30, 1999 - $5,782;
         December 31, 1998 - $4,962)                                              19,775                20,015
Investment in unconsolidated joint ventures and limited liability companies       14,512                17,850
Other assets                                                                      10,943                12,483
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $506,944              $427,147
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                   $131,900              $ 70,000
Note payable bank - financial services operations                                 17,810                23,500
Mortgage notes payable                                                            11,731                11,793
Senior subordinated notes                                                         50,000                50,000
Accounts payable                                                                  64,236                51,364
Accrued compensation                                                               9,226                18,131
Income taxes payable                                                               2,939                 4,380
Accrued interest, warranty and other                                              18,537                19,430
Customer deposits                                                                 16,890                11,909
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           323,269               260,507
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                                        -
Common stock - $.01 par value;
     authorized  38,000,000 shares;
     issued  8,813,061 shares                                                         88                    88
Additional paid-in capital                                                        61,037                61,067
Retained earnings                                                                122,845               105,485
Treasury stock - at cost - 16,600 shares held in treasury at
     June 30, 1999                                                                  (295)                    -
--------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  183,675               166,640
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $506,944              $427,147
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
(Dollars in thousands, except per share information)   1999            1998              1999            1998
--------------------------------------------------------------------------------------------------------------



Revenue                                               $213,513        $175,606         $362,337        $292,836
---------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                  167,212         140,307          281,801         231,578
     General and administrative                         11,485           9,494           19,585          16,481
     Selling                                            13,769          11,576           24,092          20,397
     Interest                                            3,572           3,011            6,708           5,659
---------------------------------------------------------------------------------------------------------------


Total costs and expenses                               196,038         164,388          332,186         274,115
---------------------------------------------------------------------------------------------------------------


Income before income taxes                              17,475          11,218           30,151          18,721
---------------------------------------------------------------------------------------------------------------


Income taxes:
     Current                                             6,532           4,570           10,314           6,069
     Deferred                                              372              23            1,597           1,526
---------------------------------------------------------------------------------------------------------------


Total income taxes                                       6,904           4,593           11,911           7,595
---------------------------------------------------------------------------------------------------------------


Net income                                           $  10,571        $  6,625        $  18,240        $ 11,126
===============================================================================================================

Per share data:
     Basic                                           $    1.20        $   0.80        $    2.07        $   1.40
     Diluted                                         $    1.19        $   0.79        $    2.05        $   1.38
===============================================================================================================

Weighted average shares outstanding:
     Basic                                           8,796,249       8,323,049        8,804,222       7,965,576
     Diluted                                         8,879,407       8,419,804        8,887,203       8,061,186
===============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.



CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------

                                          SIX MONTHS ENDED JUNE 30, 1999


                                           Common Stock
                                    --------------------------         Additional
(Dollars in thousands, except           Shares                           Paid-In       Retained      Treasury
  per share information)              Outstanding       Amount          Capital        Earnings        Stock
---------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998        8,813,061            $88             $61,037       $105,485             -

    Net income                              -              -                   -         18,240             -

    Dividends to stockholders,
        $0.10 per common share              -              -                   -           (880)            -
-

    Purchase of treasury shares       (22,400)             -                   -              -         ($398)

    Stock options exercised             5,800              -                 (30)             -           103
---------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999            8,796,461            $88             $61,037       $122,845         ($295)
================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                                               SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                                                                           1999              1998
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $ 18,240         $ 11,126
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Loss from property disposals                                                                    7              131
      Depreciation and amortization                                                               1,050              804
      Deferred income taxes                                                                       1,597            1,503
      Decrease (increase) in cash held in escrow                                                   (374)           2,179
      Decrease in receivables                                                                    10,838            8,750
      Decrease in receivables                                                                     2,646           10,838
      Increase in inventories                                                                   (75,312)         (61,335)
      Decrease (increase) in other assets                                                          (138)             346
      Increase in accounts payable                                                               12,872            9,463
      Decrease in income taxes payable                                                           (1,441)          (1,710)
      Decrease in accrued liabilities                                                            (9,798)          (8,601)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                                  (305)            (255)
-------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                                  (50,956)         (35,511)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                              (733)            (515)
   Investment in unconsolidated joint ventures and limited liability companies                   (7,092)          (7,556)
   Distributions from unconsolidated joint ventures and limited liability companies                 443              639
-------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                                   (7,382)          (7,432)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                             56,210           14,160
   Mortgage notes payable:
      Proceeds from borrowings                                                                     --                342
      Principal repayments                                                                          (62)            --
   Net increase in customer deposits                                                              4,981            5,073
   Dividends paid                                                                                  (880)            (380)
   Proceeds from exercise of stock options                                                           73              164
   Proceeds from sale of treasury stock-net of expenses                                            --             24,559
   Payments to acquire treasury stock                                                              (398)            --
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                               59,924           43,918
-------------------------------------------------------------------------------------------------------------------------

         Net increase in cash                                                                     1,586              975
         Cash balance at beginning of year                                                       10,068           10,836
-------------------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                                         $ 11,654         $ 11,811
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                                     $  5,926         $  4,821
      Income taxes                                                                             $ 12,417         $  7,761

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Land acquired with mortgage notes payable                                                   $   --           $    342
   Single-family lots distributed from unconsolidated joint ventures and
      limited liability companies                                                              $ 10,207         $  5,856
=========================================================================================================================



See Notes to Interim Unaudited Consolidated Financial Statements.

                                                        --




                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

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


NOTE 3.      INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                             1999             1998                 1999            1998
-------------------------------------------------------------------------------------------------------------

Interest capitalized, beginning of period        $8,057           $8,307               $7,957          $7,620
Interest incurred                                 3,903            3,599                7,139           6,934
Interest expensed                                (3,572)          (3,011)              (6,708)         (5,659)
--------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period              $8,388           $8,895               $8,388          $8,895
=============================================================================================================



NOTE 4.      CONTINGENCIES

   At June 30, 1999, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $180.6 million.

NOTE 5.      PER SHARE DATA

   Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include common share equivalents, when dilutive.


NOTE 6.      ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 1999 FASB issued Statement of Financial Standards No. 137 (SFAS 137) "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the adoption of SFAS 133 until our 2001 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.


NOTE 7.      DIVIDENDS

   On April 22, 1999, the Company paid to the stockholders of record on April 1, 1999, a cash dividend of $0.05 per share (aggregate dividends paid of $440,000). On April 22, 1999, the Board of Directors approved a $0.05 per share cash dividend payable to stockholders of record of its common stock on July 1, 1999, which was paid on July 22, 1999 (aggregate dividends paid of $440,000).

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended June 30, 1999 increased $37.9 million and for the six months ended June 30, 1999 increased $69.5 million over the comparable periods of 1998. For the three-month period, homebuilding revenue increased $37.1 million, and financial services revenue increased $0.8 million. For the six-month period, homebuilding revenue increased $66.6 million and financial services revenue increased $2.9 million. The increase in homebuilding for both the three- and six-month periods was attributable to housing revenue increases of $38.7 million and $67.1 million, respectively, offset by land revenue decreases of $1.7 million and $0.5 million, respectively. The increase in housing revenue for both the three- and six-month periods was attributable to an increase in the number of Homes Delivered of 125 and 205, respectively, and an increase in the average sales price of Homes Delivered of 7.6% and 8.9%, respectively. For both periods, the increase in financial services revenue was primarily attributable to increases in the number of loans originated and the gains recognized from the sale of loans. The decrease in land revenue for the three and six months ended June 30, 1999 was primarily due to a decrease in lot sales to outside homebuilders in the Charlotte division and a lower average sales price on lots sold to third parties in the Washington, D.C. market from the comparable periods of 1998.

         Income Before Income Taxes. Income before income taxes for the three months ended June 30, 1999 increased 55.8% and for the six months ended June 30, 1999 increased 61.1% over the comparable periods of 1998. The increase for the three months ended June 30, 1999 related primarily to homebuilding, where income before income taxes increased from $7.6 million to $12.7 million and financial services, where income before income taxes increased from $2.1 million to $2.8 million. The increase for the six months ended June 30, 1999 also related primarily to homebuilding, where income before income taxes increased from $10.6 million to $18.1 million and financial services, where income before income taxes increased from $4.3 million to $6.9 million. The increase in homebuilding for both the three- and six-month periods was due to the increase in the number of Homes Delivered and an increase in the average sales price of Homes Delivered. The increase in homebuilding was also due to an increase in gross margin. Housing gross margin increased from 18.9% and 19.4% for the three and six months ended June 30, 1998 to 20.5% for both the three and six months ended June 30, 1999. The increase in financial services was primarily due to an increase in the number of loans originated and the significant increase in income from the sale of servicing and marketing gains due to increased loan volume and the favorable interest rate environment during the last half of 1998 and the first half of 1999.


SEGMENT INFORMATION


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
(Dollars in thousands)                                 1999              1998            1999              1998
---------------------------------------------------------------------------------------------------------------
Revenue:
    Homebuilding                                    $210,090         $172,969          $354,242         $287,607
    Financial services                                 4,460            3,620             9,959            7,088
    Intersegment                                      (1,037)            (983)           (1,864)          (1,859)
----------------------------------------------------------------------------------------------------------------
        Total Revenue                               $213,513         $175,606          $362,337         $292,836
================================================================================================================
Income Before Income Taxes:
    Homebuilding                                   $  12,749       $    7,623         $  18,074        $  10,623
    Financial Services                                 2,793            2,081             6,893            4,273
    Unallocated amounts                                1,933            1,514             5,184            3,825
----------------------------------------------------------------------------------------------------------------
        Total Income Before Income Taxes           $  17,475        $  11,218         $  30,151        $  18,721
===================================================================================================================




HOMEBUILDING SEGMENT

The following table sets forth certain information related to the homebuilding segment:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
(Dollars in thousands)                                     1999            1998           1999           1998
-------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing sales                                        $207,003        $168,333       $347,579       $280,456
   Land and lot sales                                      2,737           4,451          5,853          6,355
   Other income                                              350             185            810            796
-------------------------------------------------------------------------------------------------------------------
Total Revenue                                           $210,090        $172,969       $354,242       $287,607
===================================================================================================================
Revenue:
   Housing sales                                            98.5%           97.3%          98.1%          97.5%
   Land and lot sales                                        1.3             2.6            1.7            2.2
   Other income                                              0.2             0.1            0.2            0.3
-------------------------------------------------------------------------------------------------------------------
Total Revenue                                              100.0           100.0          100.0          100.0
Land and housing costs                                      80.8            82.2           80.5           81.5
-------------------------------------------------------------------------------------------------------------------
Gross Margin                                                19.2            17.8           19.5           18.5
General and administrative expenses                          2.4             2.6            2.9            3.0
Selling expenses                                             6.5             6.7            6.8            7.1
-------------------------------------------------------------------------------------------------------------------
Operating Income                                            10.3             8.5            9.8            8.4
Allocated expenses                                           4.2             4.1            4.7            4.7
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   6.1             4.4            5.1            3.7
===================================================================================================================
MIDWEST REGION
Unit Data:
   New contracts, net                                        760             626          1,515          1,347
   Homes delivered                                           618             535          1,047            911
   Backlog at end of period                                1,790           1,493          1,790          1,493
Average sales price of homes in backlog                 $    184        $    180       $    184       $    180
Aggregate sales value of homes in backlog               $330,000        $268,000       $330,000       $268,000
Number of active subdivisions                                 75              75             75             75
-------------------------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit Data:
   New contracts, net                                        185             195            360            388
   Homes delivered                                           173             182            290            308
   Backlog at end of period                                  403             335            403            335
Average sales price of homes in backlog                 $    202        $    187       $    202       $    187
Aggregate sales value of homes in backlog               $ 82,000        $ 63,000       $ 82,000       $ 63,000
Number of active subdivisions                                 27              35             27             35
-------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit Data:
   New contracts, net                                        253             218            490            449
   Homes delivered                                           210             159            353            266
   Backlog at end of period                                  505             415            505            415
Average sales price of homes in backlog                 $    335        $    326       $    335       $    326
Aggregate sales value of homes in backlog               $169,000        $135,000       $169,000       $135,000
Number of active subdivisions                                 38              35             38             35
-------------------------------------------------------------------------------------------------------------------
TOTAL
Unit Data:
   New contracts, net                                      1,198           1,039          2,365          2,184
   Homes delivered                                         1,001             876          1,690          1,485
   Backlog at end of period                                2,698           2,243          2,698          2,243
Average sales price of homes in backlog                 $    215        $    208       $    215       $    208
Aggregate sales value of homes in backlog               $581,000        $466,000       $581,000       $466,000
Number of active subdivisions                                140             145            140            145
-------------------------------------------------------------------------------------------------------------------

         A home is included in "New Contracts" when our standard sales contract is executed. Our standard contract requires a deposit and generally has no contingencies other than for buyer financing. In a limited number of markets, we sometimes accept contracts that are contingent upon the sale of an existing home. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. We recognize revenue and cost of revenue for a home sale at the time of closing.

         "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. In the first six months of 1999, we delivered 1,690 homes, most of which were homes under contract in Backlog at December 31, 1998. Of the 2,023 contracts in Backlog at December 31, 1998, 11.5% have been canceled as of June 30, 1999. For homes in Backlog at December 31, 1997, 11.7% had been canceled as of June 30, 1998. For the homes in Backlog at December 31, 1997, the final cancellation percentage was 12.8%. Unsold speculative homes, which are in various stages of construction, totaled 121 and 148 at June 30, 1999 and 1998, respectively.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Total Revenue. Total revenue for the homebuilding segment for the three months ended June 30, 1999 was $210.1 million, a 21.5% increase over 1998. This increase was due to a 23.0% increase in housing revenue offset by a 38.5% decrease in land revenue. The increase in housing revenue was partially due to a 14.3% increase in the number of Homes Delivered. Homes Delivered were higher in all of our markets with the exception of Palm Beach County, Orlando and Raleigh. The increase in housing revenue was also due to a 7.6% increase in the average sales price of Homes Delivered. The increase in the average sales price of Homes Delivered was primarily due to increased closings in the Washington, D.C. and Phoenix markets. The average sales price in these markets is substantially higher than our average sales price. The decrease in land revenue from $4.5 million to $2.7 million was primarily attributable to the Washington, D.C. and Charlotte markets. Charlotte had a decrease in lot sales to outside homebuilders in the three months ended June 30, 1999 while Washington, D.C sold lots to outside homebuilders at a lower average sales price.

         Home Sales and Backlog. We recorded a 15.3% increase in the number of New Contracts in the three months ended June 30, 1999 as compared to the corresponding period of 1998. New Contracts recorded in the second quarter of 1999 were higher in nearly all of the Company's markets. We believe the increase in New Contracts was partially due to favorable market conditions and low interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers. New Contracts recorded in July 1999 were 18.7% lower than New Contracts recorded in July 1998. We believe this decrease was mainly due to an increase in sales prices, as a result of increased material and labor costs, and a slight increase in interest rates.

         At June 30, 1999, the total sales value of our Backlog of 2,698 homes was approximately $581.0 million. This represented a 24.5% increase in sales value and a 20.3% increase in units over the levels reported at June 30, 1998. The increase in units at June 30, 1999 is a result of record high new contracts recorded in the first half of 1999. The average sales price of homes in Backlog increased 3.5% from June 30, 1998 to June 30, 1999. This increase was primarily due to increases in the Washington, D.C. and Phoenix markets where we are building in more upscale and niche subdivisions.

         Gross Margin. The overall gross margin for the homebuilding segment was 19.2% for the three months ended June 30, 1999 compared to 17.8% for the three months ended June 30, 1998. The gross margin from housing sales was 20.5% in the second quarter of 1999 compared to 18.9% in the second quarter of 1998. The gross margin from lot and land sales decreased from 13.8% to 7.4%. The increase in housing margin is attributable to favorable market conditions and management's continued focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. We have has also focused on acquiring or developing lots in premier locations to obtain higher margins. The decrease in gross margin from lot and land sales was due to the Virginia division where there were lot sales to outside homebuilders at lower margins in the second quarter of 1999 than in the second quarter of 1998. Lot and land gross margins can vary significantly depending on the sales price, and cost of the subdivision and the phase in which the sale takes place.

         General and Administrative Expenses. General and administrative expenses increased from $4.6 million for the three months ended June 30, 1998 to $5.1 million for the three months ended June 30, 1999. However, general and administrative expenses as a percentage of total revenue decreased from 2.6% for the three months ended June 30, 1998 to 2.4% for the three months ended June 30, 1999. The increase in expense was primarily attributable to the increase in payroll expense and miscellaneous other expenses related to the increase in income.

         Selling Expenses. Selling expenses increased from $11.5 million for the three months ended June 30, 1998 to $13.7 million for the three months ended June 30, 1999. However, selling expenses as a percentage of total revenue decreased from 6.7% to 6.5%. The increase in expense was primarily due to increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume. There were also increases in advertising and model expenses.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Total Revenue. Total revenue for the homebuilding segment for the six months ended June 30, 1999 was $354.2 million, a 23.2% increase over 1998. This increase was due to a 23.9% increase in housing revenue offset by a 7.9% decrease in land revenue. The increase in housing revenue was partially due to a 13.8% increase in the number of Homes Delivered. Homes Delivered were higher in all of our markets with the exception of Palm Beach County, Orlando and Raleigh. The increase in housing revenue was also due to an 8.9% increase in the average sales price of Homes Delivered. The increase in the average sales price of Homes Delivered was primarily due to increased closings in the Washington, D.C. and Phoenix markets. The average sales price in these markets is substantially higher than our average sales price. The decrease in land revenue from $6.4 million to $5.9 million was primarily attributable to the Washington, D.C. and Charlotte markets. Charlotte had a decrease in lot sales to outside homebuilders in the six months ended June 30, 1999 while Washington, D.C. sold lots to outside homebuilders at a lower average sales price.

         Home Sales and Backlog. We recorded an 8.3% increase in the number of New Contracts recorded in the first half of 1999 compared to the corresponding period of 1998. New Contracts recorded in the current year were higher than the prior year in nearly all of the Company's markets. We believe the increase in New Contracts was partially due to favorable market conditions and low interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the homebuilding segment was 19.5% for the six months ended June 30, 1999 compared to 18.5% for the comparable period of 1998. The gross margin from housing sales was 20.5% in the first half of 1999 compared to 19.4% in the first half of 1998. The gross margin from lot and land sales decreased from 14.5% to 9.6%. The increase in housing margin is attributable to favorable market conditions and management's continued focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. We also focused on acquiring or developing lots in premier locations so that we can obtain higher margins. The decrease in gross margin from lot and land sales was primarily due to the Washington, D.C. market where there were more lot sales to outside homebuilders at lower margins in the first half of 1999 than in the second half of 1998. Lot and land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the phase in which the sale takes place.

         General and Administrative Expenses. General and administrative expenses increased from $8.7 million for the six months ended June 30, 1998 to $10.1 million for the six months ended June 30, 1999. However, general and administrative expenses as a percentage of total revenue decreased from 3.0% for the six months ended June 30, 1998 to 2.9% for the comparable period in the current year. The increase in expense was primarily attributable to the increase in payroll expense and miscellaneous other expenses related to the increase in income.

         Selling Expenses. Selling expenses increased from $20.3 million for the six months ended June 30, 1998 to $24.1 million for the six months ended June 30, 1999. However, selling expenses as a percentage of total revenue decreased from 7.1% to 6.8%. The increase in expense was primarily due to increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume. There were also increases in advertising and model expenses.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to our financial services segment:

                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                           1999            1998               1999             1998
----------------------------------------------------------------------------------------------------------
Number of loans originated                        825             712               1,393            1,245

Revenue:
   Loan origination fees                       $1,248         $   999              $2,045          $1,821
   Sale of servicing and marketing gains        1,810           1,439               5,412            3,247
   Other                                        1,402           1,182               2,502            2,020
----------------------------------------------------------------------------------------------------------
Total Revenue                                   4,460           3,620               9,959            7,088
----------------------------------------------------------------------------------------------------------

General and administrative expenses             1,667           1,539               3,066            2,815
----------------------------------------------------------------------------------------------------------
Operating Income                               $2,793         $ 2,081              $6,893           $4,273
==========================================================================================================


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Total Revenue. Total revenue of our financial services segment for the three months ended June 30, 1999 was $4.5 million, a 23.2% increase over the $3.6 million recorded for the comparable period of 1998. Loan origination fees increased 24.9% from $1.0 million for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999. The increase was due to an increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

         Revenue from the sale of servicing and marketing gains increased 25.8% from $1.4 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999. The increase was primarily due to more mortgages originated during the second three months of 1999 as compared to the comparable period of 1998. The number of loans originated increased 15.9% during the period over the prior year.

         Revenue from other sources increased 18.6% from $1.2 million for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999. This was primarily due to increased earnings from title services. We expanded into the Washington, D.C. title agency market in early 1999.

         General and Administrative Expenses. General and administrative expenses of our financial services segment for the three months ended June 30, 1999 were $1.7 million, an 8.3% increase from the comparable period of the prior year. This increase was mainly due to payroll expense, which increased due to a significant increase in volume related to origination, loan closings, title services and income.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Total Revenue. Total revenue of our financial services segment for the six months ended June 30, 1999 was $10.0 million, a 40.5% increase over the $7.1 million recorded for the comparable period of 1998. Loan origination fees increased 12.3% from $1.8 million for the six months ended June 30, 1998 to $2.0 million for the six months ended June 30, 1999. This increase was due to an increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount. This increase was partially offset by special financing programs in the first quarter.

         Revenue from the sale of servicing and marketing gains increased 66.7% from $3.2 million for the six months ended June 30, 1998 to $5.4 million for the six months ended June 30, 1999. The was primarily due to more mortgages originated during the first six months of 1999 as compared to the comparable period of 1998. The number of loans originated increased 11.9% during the period over the prior year. The increase in marketing gains was primarily due to favorable market conditions during the last part of 1998 and early part of 1999, which increased marketing gains on loans that closed during the first quarter of 1999. M/I Financial uses hedging methods in which we have the option to complete the hedging transaction, but in which we are not required to complete the transaction. We also continued to concentrate on the securitization of loans with FNMA and FHLMC, and we separate the sale of loans and servicing into two transactions on this product. This change, along with more favorable terms negotiated with investors, resulted in an increase in servicing release premiums.

                  Revenue from other sources increased 23.9% from $2.0 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999. This was primarily due to increased earnings from title services. We also expanded into the Washington, D.C. title agency market in early 1999.

         General and Administrative Expenses. General and administrative expenses of our financial services segment for the six months ended June 30, 1999 were $3.1 million, an 8.9% increase over the comparable period of the prior year. This increase was mainly due to payroll expense, which increased due to a significant increase in volume related to origination, loan closings, title services and income.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $4.7 million and $6.5 million for the three and six months ended June 30, 1999, respectively, from $3.5 million and $5.1 million recorded for the comparable periods of 1998. As a percentage of total revenue, corporate general and administrative expenses for the three and six months ended June 30, 1999 increased to 2.2% and 1.8%, respectively, from 2.0% and 1.7% for the comparable periods in the prior year. These increases were primarily attributable to increases in incentive compensation, profit sharing and charitable contributions expensed in the current year due to the significant increase in net income.

         Interest Expense. Corporate and homebuilding interest expense for the three and six months ended June 30, 1999 increased to $3.6 and $6.7 million, respectively, from $3.0 and $5.7 million recorded for the comparable periods of the prior year. Interest expense was higher in the current year partially due to an increase in the average borrowings outstanding. Interest expense was also higher due to less of an increase in capitalized interest in 1999 compared to 1998 as a result of an increase in the proportion of raw land and developed lots to total inventory. Average borrowings outstanding increased due to a significant increase in our backlog and land development activities.

LIQUIDITY AND CAPITAL RESOURCES

         Our financing needs depend upon our sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured.

         Notes Payable Banks. At June 30, 1999, we had bank borrowings outstanding of $131.9 million under our Bank Credit Facility. The Bank Credit Facility permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $204.5 million and (ii) our borrowing base. The borrowing base is calculated based on specified percentages of certain types of assets held by us as of each month end, less the sum of (A) outstanding letters of credit issued for purposes other than to satisfy bonding requirements and (B) the aggregate amount of outstanding letters of credit, other than letters of credit issued for the purpose of satisfying bonding requirements, for joint ventures in which we are a partner and which we guarantee. The Bank Credit Facility matures September 30, 2003, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. At June 30, 1999, borrowings under the Bank Credit Facility were at the prime rate or, at our option, LIBOR plus a margin of between 1.60% and 2.35% based on our ratio of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to consolidated interest incurred and were primarily unsecured. The Bank Credit Facility contains restrictive covenants which require us to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain other financial ratios. The Bank Credit Facility also places limitations on the amount of additional indebtedness that we may incur, the acquisition of undeveloped land, dividends that we may pay and the aggregate cost of certain types of inventory we can hold at any one time.

         On February 26, 1998 and September 23, 1998, we entered into $50.0 million and $25.0 million interest rate swap agreements with certain banks. The swap agreements expire February 26, 2001 and September 25, 2000, respectively, and require us to make fixed interest rate payments to the bank in return for variable payments. During the six months ended June 30, 1999, these agreements resulted in an increase in interest expense of $123,000.

         An additional $17.8 million was outstanding as of June 30, 1999 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for our customers and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and contains restrictive covenants requiring M/I

Financial to maintain minimum net worth and certain minimum financial ratios. At June 30, 1999, borrowings under the M/I Financial loan agreement were at (a) the prime rate less 0.50%, or (b) LIBOR plus 1.60% or (c) a combination of (a) and
(b). The agreement terminates on June 22, 2001, at which time the unpaid balance is due.

         At June 30, 1999, we had the right to borrow up to $234.5 million under our credit facilities, including $30.0 million under the M/I Financial loan agreements. At June 30, 1999, we had $84.8 million of unused borrowing availability under our loan agreements. We also had approximately $41.0 million of completion bonds and letters of credit outstanding at June 30, 1999.

         Subordinated Notes. At June 30, 1999, there was outstanding $50.0 million of Senior Subordinated Notes. The notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Land and Land Development. Over the past several years, our land development activities and land holdings have increased significantly, and we expect this trend will continue in the foreseeable future. Single-family lots, land and land development increased 17.0% from December 31, 1998 to June 30, 1999. These increases are primarily due to the shortage of qualified land developers in certain of our markets as well as our developing more land due to the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. This is particularly true for our Horizon product line, in which lots are generally not available from third party developers at economically feasible prices due to the price points we target. We continue to purchase lots from outside developers under option contracts, when possible, to limit our risk; however, we will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         The $61.9 million increase in notes payable banks - homebuilding operations, from December 31, 1998 to June 30, 1999 reflects increased borrowings primarily attributable to the increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $53.4 million from December 31, 1998 to June 30, 1999, while single-family lots, land and land development increased $28.9 million. Borrowing needs may continue to increase as we invest in land under development and developed lots, depending upon the market and competition.

         At June 30, 1999, mortgage notes payable outstanding were $11.7 million, secured by a building, lots and land with a recorded book value of $15.8 million.

         As our capital requirements increase, we may increase our borrowings under our bank line of credit. In addition, we continually explore and evaluate alternative sources from which to obtain additional capital. We are currently in discussions with our lenders to increase the amount of the lines of credit, increase the amount of letters of credit and modify certain covenants; however, there is no assurance that such terms can be obtained.

                  Purchase of Treasury Shares. On February 16, 1999, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding common stock. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of June 30, 1999 we had purchased 22,400 shares at an average price of $17.75.

         Impact of New Accounting Standards. In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". In June 1999 FASB issued Statement of Financial Standards No. 137 (SFAS 137) "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the adoption of SFAS

133 until our 2001 annual financial statements. We have not yet determined what, if any, impact the adoption of this standard will have on our financial statements.

         Year 2000 Compliance. We are currently in the process of modifying or replacing management information systems to address issues regarding the year 2000. In accordance with current accounting guidance, we charge modification costs for the year 2000 to expense as incurred while we capitalize replacement costs and amortize them over the asset's useful life. We do not currently believe that these changes will have an adverse impact on operations or that the related expenditures will be material to our financial position or results of operations in any given year.

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

         The manner of resolving the identified Year 2000 shortcomings has included strategies such as implementing Year 2000 compliant versions of third party software, modifying portions of existing software and replacing non-compliant business systems with new third party software. A combination of internal and external resources is being used to help identify, implement and test solutions associated with Year 2000 issues. We believe that quantifying the extent to which our Year 2000 remediation efforts are complete is not practicable and could be potentially misleading. However, based on existing plans, we anticipate that our ongoing efforts to remediate the remaining data processing systems to be Year 2000 compliant, which we believe are not critical to our operations, will be completed by December 1999.

         Another risk presented by the Year 2000 issue is that some of our significant customers, regulatory agencies and suppliers could fail to become fully Year 2000 compliant. This failure, in turn, could result in a significant adverse effect to our operations. We are in the process of making inquiries of our significant suppliers as to the state of their Year 2000 readiness. We believe that these inquiries will become increasingly more meaningful as the year 2000 approaches. Regardless, we cannot assure you that the data processing and non-information technology systems utilized by these other companies will become Year 2000 compliant on a timely basis. We cannot currently estimate the impact of noncompliance.

         Worst case scenarios are being evaluated in relation to our key business needs. We have not yet adopted a formal contingency plan to address the possibility that internal, customer, or supplier systems may not become Year 2000 compliant. We will develop such plans which may be required as Fiscal 1999 evolves and the risk of such exposure, if any, becomes better clarified. Specific timetables and phases will be established for these contingency plans. We cannot currently estimate the cost, if any, associated with contingency planning efforts that may be necessary to complete the Year 2000 efforts.

         Taken together, we believe that our substantial past and current investments in information technology initiatives will provide the foundation necessary to support and enhance operations in the years to come. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within our control. Should either our internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, our business and our results of operations could be adversely affected.

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates acceptable to them. Increases in interest rates also would increase our interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate on our outstanding debt for the six months ended June 30, 1999 was 8.2% compared to 8.5 % for the six months ended June 30, 1998.

         In conjunction with our mortgage banking operations, we use hedging methods to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, we generally have been able to raise prices by amounts at least equal to our cost increases and, accordingly, have not experienced any detrimental effect from inflation. Where we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date a home is started to the date of close. However, in certain situations, unanticipated costs may occur between the time of start and the time a home is constructed, resulting in lower gross profit margins.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         We wish to take advantage of the safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information, this Management's Discussion & Analysis of Results of Operations and Financial Condition contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below.


         General Real Estate, Economic and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. The changes include employment levels, changing demographics, availability of financing, interest rates, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. Many of these risks are beyond our control. We cannot predict whether interest rates will be at levels attractive to prospective home buyers. If interest rates increase, and in particular mortgage interest rates, our business could be adversely affected.

         Land Development Activities. We develop the lots for a majority of our subdivisions. Therefore, our short- and long-term financial success will be dependent on our ability to develop these subdivisions successfully. Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks. Before a subdivision generates any revenue, we must make material expenditures for items such as acquiring land and constructing subdivision infrastructure (such as roads and utilities).

         Concentration of the Company's Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; the Virginia and Maryland suburbs of Washington, D.C.; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on our operations. For the six months ended June 30, 1999, approximately 40% of our housing revenue and a significant portion of our operating income were derived from operations in the Columbus, Ohio market. Our performance could be significantly affected by changes in this market.

         Competition. The homebuilding industry is highly competitive. We compete in each of our local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the resale market for existing homes which provides certain attractions for home buyers over building a new home.

         Governmental Regulation and Environmental Considerations. The homebuilding industry is subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design, and construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with home buyers. We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although we cannot predict the impact on us of compliance with any such requirements, such requirements could result in time consuming and expensive compliance programs.

         We are also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given project vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause us to incur substantial compliance costs (including substantial expenditures for pollution and water quality control) and prohibit or severely restrict development in certain environmentally sensitive regions. Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring an environmental audit and resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments.

         In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hook-ups or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of our operations without notice or recourse.

         Risk of Material and Labor Shortages. The residential construction industry in the past has, from time to time, experienced serious material and labor shortages in insulation, drywall, brick, certain carpentry and framing work and cement, as well as fluctuating lumber prices and supplies. We have recently begun to experience some of these material and labor shortages. Delays in construction of homes due to these shortages could adversely affect our business.

         Significant Voting Control by Principal Shareholders. As of June 30, 1999, members of the Irving E. Schottenstein family owned approximately 31% of our outstanding Common Shares. In particular, Irving E. Schottenstein, in his own name and as trustee of trusts for his children, had the right to vote 2,678,300 Common Shares. Therefore, members of the Irving E. Schottenstein family have significant voting power with respect to the election of the Board of Directors of the Company and, in general, the determination of the outcome of various matters submitted to our shareholders for approval.

         Quantitative and Qualitative Disclosures about Market Risk. Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities which permit borrowings up to $234.5 million. To minimize the effect of the interest rate fluctuation, we have entered into two interest rate swap arrangements with certain banks for a total notional amount of $75.0 million. Under these agreements we pay a fixed rate of 5.10% on $25.0 million and 5.50% on $50.0 million.

         Assuming a hypothetical 10% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreements would partially offset the impact.

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans, primarily to buyers of our homes. The loans are granted at current market interest rates which are guaranteed from the loan commitment date through the transfer of the title of the home to the buyer (the "Closing"). M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan commitment date generally to the date a sale commitment is entered into. At June 30, 1999, the notional principal amount under these forward sales agreements was approximately $149.0 million and the related fair value of these agreements was approximately $1.1 million. The hedging agreements outstanding at June 30, 1999 mature within 90-120 days. Gains or losses on these agreements are recognized at the time the loan is sold.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings -  none.
-----------------------------------

Item 2.  Changes in Securities -  none.
---------------------------------------

Item 3. Defaults upon Senior Securities - none.
-----------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On April 22, 1999, the Company held its 1999 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms, whether to approve the 1993 Stock Incentive Plan as Amended, whether to approve the Executive Officers Compensation Plan and whether to ratify the appointment of Deloitte & Touche LLP as the independent accountants and auditors for fiscal year 1999. The results of the voting are as follows:

         1.   Election of Directors
              ---------------------
                                               For                  Withheld
                                               ---                  --------

              Irving E. Schottenstein        7,818,040                28,774
              Kerrii B. Anderson             7,817,889                28,925
              Norman L. Traeger              7,538,565               308,249

         2.   To approve the 1993 Stock Incentive Plan as Amended
              ---------------------------------------------------

              For                            6,383,794
              Against                          747,405
              Abstain                            5,997
              Broker non-votes                 709,618

         3. To approve the Executive Officers Compensation Plan.
            ---------------------------------------------------

              For                            6,727,352
              Against                          394,749
              Abstain                           15,095
              Broker non-votes                 709,618

         4.   To ratify the appointment of Deloitte & Touche LLP as the
              ---------------------------------------------------------
              independent accountants and auditors for fiscal year 1999.
              ----------------------------------------------------------

              For                            7,814,648
              Against                           31,158
              Abstain                            1,008

Item 5.  Other Information
--------------------------

         On April 22, 1999, the Company paid to the stockholders of record on April 1, 1999, a cash dividend of $0.05 per share (aggregate dividends paid of $440,000). On April 22, 1999, the Board of Directors approved a $0.05 per share cash dividend payable to stockholders of record of its common stock on July 1, 1999, which was paid on July 22, 1999 (aggregate dividends paid of $440,000).


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.


   Exhibit
    Number             Description
    ------             -----------

       4 M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 22, 1999.

     10.1              M/I Schottenstein Homes, Inc. Executives' Deferred
                       Compensation Plan.

      27               Financial Data Schedule.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      M/I Schottenstein Homes, Inc.
                                                    (Registrant)


Date:    August 13, 1999              by:    /s/ Robert H. Schottenstein
                                             ---------------------------
                                             Robert H. Schottenstein
                                             Vice Chairman,
                                             President



Date:    August 13, 1999              by:    /s/ Kerrii B. Anderson
                                             ----------------------
                                             Kerrii B. Anderson
                                             Senior Vice President,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                 DESCRIPTION                                 PAGE NO.
    ------                 -----------                                 --------

       4         M/I Schottenstein Homes, Inc. 1993 Stock
                 Incentive Plan as Amended, dated April 22, 1999.

     10.1        M/I Schottenstein Homes, Inc. Executives' Deferred
                 Compensation Plan.

      27         Financial Data Schedule.