Form 10-Q
period 1999-09-30
M I SCHOTTENSTEIN HOMES INC
filed 1999-11-12
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended September 30, 1999
                                         ------------------

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

            Common stock, par value $.01 per share: 8,746,740 shares
                       outstanding as of November 10, 1999

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                                     INDEX
                                                     -----
                                                                                                        PAGE
                                                                                                       NUMBER
PART I.           FINANCIAL INFORMATION

                  Item 1.           Consolidated Financial Statements:

                                    Consolidated Balance Sheets
                                    September 30, 1999 (Unaudited) and
                                    December 31, 1998                                                    3

                                    Consolidated Statements of Income
                                    for the Three Months and Nine Months Ended
                                    September 30, 1999 and 1998 (Unaudited)                              4

                                    Consolidated Statement of Stockholders' Equity
                                    for the Nine Months Ended
                                    September 30, 1999 (Unaudited)                                       5

                                    Consolidated Statements of Cash Flows
                                    for the Nine Months Ended
                                    September 30, 1999 and 1998 (Unaudited)                              6

                                    Notes to Interim Unaudited Consolidated Financial
                                    Statements                                                           7

                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of Operations                     9

PART II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                   22

                  Item 2.           Changes in Securities                                               22

                  Item 3.           Defaults Upon Senior Securities                                     22

                  Item 4.           Submission of Matters to a Vote of Security Holders                 22

                  Item 5.           Other Information                                                   22

                  Item 6.           Exhibits and Reports on Form 8-K                                    22

Signatures                                                                                              23

Exhibit Index                                                                                           24

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

================================================================================================================
                                                                                    SEPTEMBER 30,   December 31,
(Dollars in thousands, except par values)                                               1999            1998
----------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)
ASSETS

Cash                                                                                  $  5,223        $ 10,068
Cash held in escrow                                                                        959             870
Receivables                                                                             38,293          42,361
Inventories:
     Single-family lots, land and land development costs                               224,353         170,115
     Houses under construction                                                         193,601         136,965
     Model homes and furnishings - at cost (less accumulated depreciation:
         September 30, 1999 - $50;
         December 31, 1998 - $45)                                                       14,165          15,054
     Land purchase deposits                                                              2,806           1,366
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
         September 30, 1999 - $6,295;
         December 31, 1998 - $4,962)                                                    19,823          20,015
Investment in unconsolidated joint ventures and limited liability companies             18,365          17,850
Other assets                                                                            12,837          12,483
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                            $530,425        $427,147
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                         $132,000        $ 70,000
Note payable bank - financial services operations                                       13,100          23,500
Mortgage notes payable                                                                  14,730          11,793
Senior subordinated notes                                                               50,000          50,000
Accounts payable                                                                        72,036          51,364
Accrued compensation                                                                    13,230          18,131
Income taxes payable                                                                     2,858           4,380
Accrued interest, warranty and other                                                    20,831          19,430
Customer deposits                                                                       16,751          11,909
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                 335,536         260,507
--------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                     --              --
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued - 8,813,061 shares                                                              88              88
Additional paid-in capital                                                              60,989          61,067
Retained earnings                                                                      134,548         105,485
Treasury stock - at cost - 39,300 shares held in treasury at
     September 30, 1999                                                                   (736)           --
--------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        194,889         166,640
--------------------------------------------------------------------------------------------------------------
         TOTAL                                                                        $530,425        $427,147
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)
===================================================================================================================
                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
(Dollars in thousands, except per share information)   1999              1998               1999             1998
-------------------------------------------------------------------------------------------------------------------
Revenue                                           $  235,106         $  208,794         $  597,443       $  501,630
-------------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Land and housing                                184,799            166,493            466,600          398,071
     General and administrative                       12,762             12,405             32,347           28,886
     Selling                                          14,091             12,781             38,183           33,178
     Interest                                          3,383              3,355             10,091            9,014
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                             215,035            195,034            547,221          469,149
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                            20,071             13,760             50,222           32,481
-------------------------------------------------------------------------------------------------------------------

Income taxes (credit):
     Current                                           8,823              5,642             19,137           11,711
     Deferred                                           (895)               (92)               702            1,434
-------------------------------------------------------------------------------------------------------------------

Total income taxes                                     7,928              5,550             19,839           13,145
-------------------------------------------------------------------------------------------------------------------

Net income                                        $   12,143         $    8,210         $   30,383       $   19,336
===================================================================================================================

Per share data:
     Basic                                        $     1.38         $      .93         $     3.45       $     2.34
     Diluted                                      $     1.37         $      .92         $     3.42       $     2.32
===================================================================================================================

Weighted average shares outstanding:
     Basic                                         8,782,259          8,812,102          8,796,820        8,250,853
     Diluted                                       8,855,920          8,909,013          8,873,808        8,347,284
===================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)
==================================================================================================================
                                        NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------
                                                       Common Stock
                                                       ------------       Additional
(Dollars in thousands, except                      Shares                   Paid-In         Retained       Treasury
  per share information)                        Outstanding      Amount     Capital         Earnings        Stock
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     8,813,061        $88       $61,067         $105,485         --

    Net income                                        --           --          --             30,383         --

    Dividends to stockholders,
        $0.15 per common share                        --           --          --             (1,320)        --

    Purchase of treasury shares                    (51,400)        --          --               --          ($957)

   Stock options exercised                          12,100         --           (78)            --            221
-----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                    8,773,761        $88       $60,989         $134,548        ($736)
==================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)
==============================================================================================================
                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(Dollars in thousands)                                                                    1999          1998
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $ 30,383      $ 19,336
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Loss from property disposals                                                            12           130
      Depreciation and amortization                                                        1,623         1,232
      Deferred income taxes                                                                  702         1,434
      Decrease (increase) in cash held in escrow                                             (89)        2,034
      Decrease in receivables                                                              4,068        13,616
      Increase in inventories                                                            (93,282)      (69,901)
      Increase in other assets                                                            (1,177)         (565)
      Increase in accounts payable                                                        20,672        13,648
      Decrease in income taxes payable                                                    (1,522)       (2,289)
      Decrease in accrued liabilities                                                     (3,500)       (2,134)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                           (409)         (402)
--------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                           (42,519)      (23,861)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     (1,317)         (966)
   Purchase of limited liability company                                                    --          (2,500)
   Investment in unconsolidated joint ventures and limited liability companies           (15,838)      (11,528)
   Distributions from unconsolidated joint ventures and limited liability companies          615         1,073
--------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                           (16,540)      (13,921)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                      51,600        (1,775)
   Principal repayments of mortgage notes payable                                            (94)         (342)
   Net increase in customer deposits                                                       4,842         5,373
   Dividends paid                                                                         (1,320)         (821)
   Proceeds from exercise of stock options                                                   143           185
   Proceeds from sale of treasury shares - net of expenses                                  --          24,559
   Payments to acquire treasury stock                                                       (957)         --
--------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                        54,214        27,179
--------------------------------------------------------------------------------------------------------------
         Net decrease in cash                                                             (4,845)      (10,603)
         Cash balance at beginning of year                                                10,068        10,836
--------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                                  $  5,223      $    233
==============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                              $  9,271      $  8,172
      Income taxes                                                                      $ 20,600      $ 13,889

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Building and lots and land acquired with mortgage notes payable                      $  3,031      $ 12,164
   Single-family lots distributed from unconsolidated joint ventures and
      limited liability companies                                                       $ 15,140      $ 13,088
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

   It is suggested that these consolidated financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

   In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial results for the interim periods presented.

NOTE 2.       LOAN AGREEMENTS

   The Company has reached an agreement in principal with its lenders to enter into a new bank loan agreement. The new agreement will increase the amount of credit and the amount of letters of credit available to the Company, add two additional lenders and make immaterial modifications to the covenants. The Company expects to finalize the new agreement by November 30, 1999.

NOTE 3.       INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
(Dollars in thousands)                          1999         1998         1999          1998
----------------------------------------------------------------------------------------------
Interest capitalized, beginning of period     $ 8,388      $ 8,895      $  7,957      $  7,620
Interest incurred                               4,007        3,490        11,146        10,424
Interest expensed                              (3,383)      (3,355)      (10,091)       (9,014)
----------------------------------------------------------------------------------------------
Interest capitalized, end of period           $ 9,012      $ 9,030      $  9,012      $  9,030
==============================================================================================

NOTE 4.       CONTINGENCIES

   At September 30, 1999, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $182.9 million.

NOTE 5.       PER SHARE DATA

   Basic Earnings Per Share (EPS) is computed by dividing net income available to common shareholders by the basic weighted average number of common shares outstanding during each period. Diluted computations include common share equivalents, when dilutive.

NOTE 6.       ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the adoption of SFAS 133 until the Company's 2001 annual financial statements. The Company has not yet determined what, if any, impact the adoption of this standard will have on its financial statements.

NOTE 7.       DIVIDENDS

   On April 22, 1999, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record of its common stock on July 1, 1999, which was paid on July 22, 1999 (aggregate dividends paid of $440,000). On August 11, 1999, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record of its common stock on October 1, 1999, which was paid on October 22, 1999 (aggregate dividends paid of $439,000).

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended September 30, 1999 increased $26.3 million and for the nine months ended September 30, 1999 increased $95.8 million over the comparable periods of 1998. For the three-month period, homebuilding revenue increased $27.0 million and financial services revenue decreased $0.4 million. For the nine-month period, homebuilding revenue increased $93.7 million and financial services revenue increased $2.5 million. The increase in homebuilding for both the three- and nine-month periods was attributable to housing revenue increases of $32.9 million and $100.0 million, respectively, offset by land revenue decreases of $5.9 million and $6.4 million, respectively. The increase in housing revenue for both the three- and nine-month periods was attributable to an increase in the number of Homes Delivered of 89 and 294, respectively, and an increase in the average sales price of Homes Delivered of 7.4 % and 8.3%, respectively. For the three-month period, the decrease in financial services revenue was attributable to a decrease in gains recognized from the sale of loans due to increasing interest rates, partially offset by an increase in the number of loans originated. For the nine-month period, the increase in financial services revenue was primarily attributable to increases in the number of loans originated and the gains recognized from the sale of loans. The decrease in land revenue for the three and nine months ended September 30, 1999 was primarily due to a decrease in lot sales to outside homebuilders in the Washington, D.C. market from the comparable periods of 1998.

         Income Before Income Taxes. Income before income taxes for the three months ended September 30, 1999 increased 45.9% and for the nine months ended September 30, 1999 increased 54.6% over the comparable periods of 1998. The increase for the three months ended September 30, 1999 related to homebuilding, where income before income taxes increased from $11.9 million to $16.2 million and was partially offset by financial services, where income before income taxes decreased from $2.5 million to $2.1 million. The increase for the nine months ended September 30, 1999 also related primarily to homebuilding, where income before income taxes increased from $22.5 million to $34.3 million and financial services, where income before income taxes increased from $6.7 million to $9.0 million. The increase in homebuilding for both the three- and nine-month periods was due to the increase in the number of Homes Delivered and an increase in the average sales price of Homes Delivered. The increase in homebuilding was also due to an increase in gross margin. Housing gross margin increased from 19.2% and 19.3% for the three and nine months ended September 30, 1998, respectively, to 20.2% and 20.3% for the three and nine months ended September 30, 1999, respectively. The decrease in financial services for the three-month period was primarily due to a decrease in income from marketing gains as a result of rising interest rates during the third quarter of 1999. This was partially offset by an increase in the number of loans originated. The increase in financial services for the nine-month period was primarily due to an increase in the number of loans originated and the significant increase in income from the sale of servicing and marketing gains as a result of increased loan volume and the favorable interest rate environment during the first half of 1999.

SEGMENT INFORMATION


                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
(Dollars in thousands)                          1999          1998          1999          1998
-----------------------------------------------------------------------------------------------
Revenue:
    Homebuilding                              233,087       206,055       587,329       493,662
    Financial services                          3,561         3,919        13,519        11,008
    Intersegment                               (1,542)       (1,180)       (3,405)       (3,040)
-----------------------------------------------------------------------------------------------
   TOTAL REVENUE                              235,106       208,794       597,443       501,630
===============================================================================================
Income Before Income Taxes:
    Homebuilding                               16,240        11,868        34,315        22,491
    Financial services                          2,086         2,456         8,979         6,729
    Unallocated amounts                         1,745          (564)        6,928         3,261
-----------------------------------------------------------------------------------------------
        Total Income Before Income Taxes       20,071        13,760        50,222        32,481
===============================================================================================

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the homebuilding segment:


                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
 (Dollars in thousands)                                     1999           1998         1999           1998
============================================================================================================
Revenue:
   Housing sales                                          $227,387      $194,532      $574,966      $474,988
   Land and lot sales                                        5,181        11,089        11,034        17,444
   Other income                                                519           434         1,329         1,230
------------------------------------------------------------------------------------------------------------
Total Revenue                                             $233,087      $206,055      $587,329      $493,662
============================================================================================================
Revenue:
   Housing sales                                              97.6%         94.4%         97.9%         96.2%
   Land and lot sales                                          2.2           5.4           1.9           3.5
   Other income                                                0.2           0.2           0.2           0.3
------------------------------------------------------------------------------------------------------------
Total Revenue                                                100.0         100.0         100.0         100.0
Land and housing costs                                        80.3          81.9          80.5          81.7
------------------------------------------------------------------------------------------------------------
Gross Margin                                                  19.7          18.1          19.5          18.3
General and administrative expenses                            2.9           2.9           2.9           3.0
Selling expenses                                               6.0           6.0           6.5           6.6
------------------------------------------------------------------------------------------------------------
Operating Income                                              10.8           9.2          10.1           8.7
Allocated expenses                                             3.8           3.4           4.3           4.1
------------------------------------------------------------------------------------------------------------
Income before income taxes                                     7.0%          5.8%          5.8%          4.6%
============================================================================================================
MIDWEST REGION
Unit Data:
   New contracts, net                                          478           582         1,993         1,929
   Homes delivered                                             683           622         1,730         1,533
   Backlog at end of period                                  1,585         1,453         1,585         1,453
Average sales price of homes in backlog                   $    188      $    181      $    188      $    181
Aggregate sales value of homes in backlog                 $298,000      $264,000      $298,000      $264,000
Number of active subdivisions                                   75            75            75            75
============================================================================================================
FLORIDA REGION
Unit Data:
   New contracts, net                                          161           146           521           534
   Homes delivered                                             176           171           466           479
   Backlog at end of period                                    388           310           388           310
Average sales price of homes in backlog                   $    214      $    194      $    214      $    194
Aggregate sales value of homes in backlog                 $ 83,000      $ 60,000      $ 83,000      $ 60,000
Number of active subdivisions                                   25            30            25            30
============================================================================================================
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit Data:
   New contracts, net                                          180           198           670           647
   Homes delivered                                             238           215           591           481
   Backlog at end of period                                    447           398           447           398
Average sales price of homes in backlog                   $    356      $    351      $    356      $    351
Aggregate sales value of homes in backlog                 $159,000      $140,000      $159,000      $140,000
Number of active subdivisions                                   35            35            35            35
============================================================================================================
TOTAL
Unit Data:
   New contracts, net                                          819           926         3,184         3,110
   Homes delivered                                           1,097         1,008         2,787         2,493
   Backlog at end of period                                  2,420         2,161         2,420         2,161
Average sales price of homes in backlog                   $    223      $    214      $    223      $    214
Aggregate sales value of homes in backlog                 $540,000      $464,000      $540,000      $464,000
Number of active subdivisions                                  135           140           135           140
============================================================================================================

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

         "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing. These cancellations usually occur prior to the start of construction. Since we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. In the first nine months of 1999, we delivered 2,787 homes. Of the 2,023 contracts in Backlog at December 31, 1998, 11.0% have been canceled as of September 30, 1999. For homes in Backlog at December 31, 1997, 12.8% had been canceled as of September 30, 1998. For the homes in Backlog at December 31, 1997, the final cancellation percentage was 12.8%. Unsold speculative homes, which are in various stages of construction, totaled 134 and 183 at September 30, 1999 and 1998, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Total Revenue. Total revenue for the homebuilding segment for the three months ended September 30, 1999 was $233.1 million, a 13.1% increase over the comparable period in 1998. This increase was due to a 16.9% increase in housing revenue offset by a 53.3% decrease in land revenue. The increase in housing revenue was partially due to an 8.8% increase in the number of Homes Delivered. Homes Delivered were higher in all of our regions. The increase in housing revenue was also due to a 7.4% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in nearly all of the Company's markets due to product mix and higher land and regulatory costs, which were passed onto the home buyer. The increase was also due to increased closings in the Phoenix market, which has a substantially higher average sales price. The decrease in land revenue from $11.1 million to $5.2 million was primarily attributable to the Washington, D.C. market. The Virginia and Maryland divisions had decreases in lot sales to outside homebuilders in the three months ended September 30, 1999.

         Home Sales and Backlog. We recorded an 11.6% decrease in the number of New Contracts in the three months ended September 30, 1999 as compared to the corresponding period of 1998. New Contracts recorded in the third quarter of 1999 were lower in all of our regions with the exception of Florida. The Midwest Region recorded 104 fewer New Contracts in the three months ended September 30, 1999 than in the corresponding period of 1998. New Contracts recorded in October 1999 were 30% lower than New Contracts recorded in October 1998, however, it was the third best October in our history. We believe the decreases in the Midwest Region and overall were mainly attributable to an increase in sales prices, as a result of increased material and labor costs, and two increases in the prime lending rate during the third quarter of 1999. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         At September 30, 1999, the total sales value of our Backlog of 2,420 homes was approximately $540.0 million. This represented a 16.4% increase in sales value and a 12.0% increase in units over the levels reported at September 30, 1998. The increase in units at September 30, 1999 is a result of record high new contracts recorded in the first nine months of 1999. The average sales price of homes in

Backlog increased 4.2% from September 30, 1998 to September 30, 1999. This increase was primarily due to increases in the Phoenix market where we are building in upscale and niche subdivisions.

          Gross Margin. The overall gross margin for the homebuilding segment was 19.7% for the three months ended September 30, 1999 compared to 18.1% for the three months ended September 30, 1998. The gross margin from housing sales was 20.2% in the third quarter of 1999 compared to 19.2% in the third quarter of 1998. The gross margin from lot and land sales increased from 16.0% to 37.2%. The increase in housing margin is attributable to favorable market conditions and management's continued focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. We have also focused on acquiring or developing lots in premier locations to obtain higher margins. The increase in gross margin from lot and land sales was due to the sale of land in Maryland at an unusually high margin. Lot and land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the phase in which the sale takes place.

         General and Administrative Expenses. General and administrative expenses increased from $5.9 million for the three months ended September 30, 1998 to $6.8 million for the three months ended September 30, 1999. However, general and administrative expenses as a percentage of total revenue remained constant at 2.9%. The increase in expense was primarily attributable to the increase in incentive compensation related to the increase in income. Payroll expense also increased due to the significant increase in sales volume and backlog.

         Selling Expenses. Selling expenses increased from $12.4 million for the three months ended September 30, 1998 to $14.0 million for the three months ended September 30, 1999. However, selling expenses as a percentage of total revenue remained constant at 6.0%. The increase in expense was primarily due to increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total Revenue. Total revenue for the homebuilding segment for the nine months ended September 30, 1999 was $587.3 million, a 19.0% increase over 1998. This increase was due to a 21.0% increase in housing revenue offset by a 36.7% decrease in land revenue. The increase in housing revenue was partially due to an 11.8% increase in the number of Homes Delivered. Homes Delivered were higher in all of our markets with the exception of Palm Beach County, Orlando and Raleigh. The increase in housing revenue was also due to an 8.3% increase in the average sales price of Homes Delivered. The increase in the average sales price of Homes Delivered was primarily due to increased closings in the Washington, D.C. and Phoenix markets, which have substantially higher average sales prices. The increase was also due to product mix and higher land and regulatory costs, which have been passed on to the home buyer. The decrease in land revenue from $17.4 million to $11.0 million was primarily attributable to the Washington, D.C. market. The Virginia and Maryland divisions had a decrease in lot sales to outside homebuilders in the nine months ended September 30, 1999.

         Home Sales and Backlog. We recorded a 2.4% increase in the number of New Contracts recorded in the first nine months of 1999 compared to the corresponding period of 1998. We believe the increase in New Contracts was partially due to favorable market conditions and low interest rates in the first half of 1999. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the homebuilding segment was 19.5% for the nine months ended September 30, 1999 compared to 18.3% for the comparable period of 1998. The gross margin from housing sales was 20.3% in the first nine months of 1999 compared to 19.3% in the first nine months of 1998. The gross margin from lot and land sales increased from 15.5% to 22.5%. The increase in housing margin is attributable to favorable market conditions and management's continued focus on maintaining accurate, up-to-date costing information so that sales prices can be set to achieve the desired margins. We also focused on acquiring or developing lots in premier locations so that we can obtain higher margins. The increase in gross margin from lot and land sales was primarily due to the sale of land in Maryland at an unusually high margin. Lot and land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the phase in which the sale takes place.

         General and Administrative Expenses. General and administrative expenses increased from $14.7 million for the nine months ended September 30, 1998 to $17.0 million for the nine months ended September 30, 1999. However, general and administrative expenses as a percentage of total revenue decreased from 3.0% for the nine months ended September 30, 1998 to 2.9% for the comparable period in the current year. The increase in expense was primarily attributable to the increase in payroll expense, incentive compensation and miscellaneous other expenses related to the increase in income.

         Selling Expenses. Selling expenses increased from $32.8 million for the nine months ended September 30, 1998 to $38.0 million for the nine months ended September 30, 1999. However, selling expenses as a percentage of total revenue decreased slightly from 6.6% to 6.5%. The increase in expense was primarily due to increases in sales commissions paid to outside Realtors and internal salespeople as a result of the increase in sales volume.
There were also increases in advertising and model expenses.


FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the financial services segment:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
(Dollars in thousands)                        1999       1998       1999        1998
-------------------------------------------------------------------------------------
Number of loans originated                      852        829      2,245       2,074
   Revenue:
   Loan origination fees                     $1,273     $1,120     $3,318      $2,942
   Sale of servicing and marketing gains        878      1,639      6,289       4,886
   Other                                      1,410      1,160      3,912       3,180

-------------------------------------------------------------------------------------
Total Revenue                                 3,561      3,919     13,519      11,008
-------------------------------------------------------------------------------------

General and administrative expenses           1,475      1,463      4,540       4,279
-------------------------------------------------------------------------------------

Operating Income                             $2,086     $2,456     $8,979      $6,729
=====================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

          Total Revenue. Total revenue for the three months ended September 30, 1999 was $3.6 million, a 9.1% decrease from the $3.9 million recorded for the comparable period of 1998. Loan origination fees increased 13.7% from $1.1 million for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. The increase was due to a 2.8% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

          Revenue from the sale of servicing and marketing gains decreased 46.4% from $1.6 million for the three months ended September 30, 1998 to $0.9 million for the three months ended September 30, 1999. The decrease was primarily due to unfavorable market conditions, specifically an increase in mortgage rates, beginning in the second quarter of 1999, which decreased marketing gains on loans that closed during the third quarter.

          Revenue from other sources increased 21.6% from $1.2 million for the three months ended September 30, 1998 to $1.4 million for the three months ended September 30, 1999. This was primarily due to increased earnings from title services. The Company expanded into the Washington, D.C. title agency market in early 1999.

          General and administrative expenses. General and administrative expenses for the three months ended September 30, 1999 and 1998 were $1.5 million. There was no significant change in expenses from the comparable period of the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

          Total Revenue. Total revenue for the nine months ended September 30, 1999 was $13.5 million, a 22.8% increase over the $11.0 million recorded for the comparable period of 1998. Loan origination fees increased 12.8% from $2.9 million for the nine months ended September 30, 1998 to $3.3 million for the nine months ended September 30, 1999. This increase was due to an 8.2% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount. This increase was partially offset by special financing programs in the first quarter.

          Revenue from the sale of servicing and marketing gains increased 28.7% from $4.9 million for the nine months ended September 30, 1998 to $6.3 million for the nine months ended September 30, 1999. This was primarily due to more mortgages originated during the first nine months of 1999 compared to the comparable period of 1998. The number of loans originated increased 8.2% during the period over the number of loans originated during the prior year. The increase was also due to favorable market conditions during the last part of 1998 and early part of 1999, which increased marketing gains on loans that closed during the first quarter of 1999. This was somewhat offset by unfavorable market conditions, specifically an increase in mortgage rates, beginning in the second quarter of 1999, which decreased marketing gains on loans that closed during the third quarter. M/I Financial uses hedging methods whereby it has the option, but is not required, to complete the hedging transaction. We also continued to concentrate on the securitization of loans with FNMA and FHLMC and to separate the sale of loans and servicing into two transactions on this product. This change, along with more favorable terms negotiated with investors, resulted in an increase in servicing release premiums.

          Revenue from other sources increased 23.0% from $3.2 million for the nine months ended September 30, 1998 to $3.9 million for the nine months ended September 30, 1999. This was primarily due to increased earnings from title services. The Company also expanded into the Washington, D.C. title agency market in early 1999.

          General and administrative expenses. General and administrative expenses for the nine months ended September 30, 1999 were $4.5 million, a 6.1% increase over the comparable period of the prior year. This increase was mainly due to payroll expense, which increased due to a significant increase in volume related to origination, loan closings and title services.

OTHER OPERATING RESULTS

          Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased from $5.1 million for the three months ended September 30, 1998 to $4.5 million for the three months ended September 30, 1999. As a percentage of total revenue, corporate general and administrative expenses decreased from 2.4% to 1.9%. This decrease was primarily due to the increase in total revenue. Corporate general and administrative expenses increased from $10.2 million for the nine months ended September 30, 1998 to $11.0 million for the nine months ended September 30, 1999. However, as a percentage of total revenue, corporate general and administrative expenses decreased from 2.0% to 1.8%. This increase was primarily attributable to increases in payroll and charitable contributions due to the increase in net income.

          Interest Expense. Corporate and homebuilding interest expense for the three and nine months ended September 30, 1999 increased to $3.3 and $9.9 million, respectively, from $3.2 and $8.8 million recorded for the comparable periods of the prior year. Interest expense was higher in the three months ended September 30, 1999 due to an increase in the average borrowings outstanding. This increase was partially offset by a decrease in the weighted average interest rate and an increase in capitalized interest. Capitalized interest increased due to an increase in land under development during the third quarter of 1999 compared to the same period in the prior year. Interest expense for the nine months ended September 30, 1999 was higher due to an increase in the average borrowings outstanding and less of an increase in capitalized interest in 1999 compared to 1998 as a result of an increase in the proportion of raw land and developed lots to total inventory. This was partially offset by a decrease in the weighted average interest rate. Average borrowings outstanding for both periods increased due to a significant increase in our backlog and land development activities.

         Income Taxes. The effective tax rate for the three and nine months ended September 30, 1999 decreased to 39.5% for both periods from 40.3% and 40.5% for the comparable periods of 1998. The decrease in these percentages is primarily attributed to lower state taxes associated with corporate tax restructuring strategies implemented in 1999.

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

         Notes Payable Banks. At September 30, 1999, we had bank borrowings outstanding of $132.0 million under our Bank Credit Facility. The Bank Credit Facility permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $204.5 million and (ii) our borrowing base. The borrowing base is calculated based on specified percentages of certain types of assets held by us as of each month end, less the sum of (A) outstanding letters of credit issued for purposes other than to satisfy bonding requirements and (B) the aggregate amount of outstanding letters of credit, other than letters of credit issued for the purpose of satisfying bonding requirements, for joint ventures in which we are a partner and which we guarantee. The Bank Credit Facility matures September 30, 2003, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. At September 30, 1999, borrowings under the Bank Credit Facility were at the prime rate or, at our option, LIBOR plus a margin of between 1.60% and 2.35% based on our ratio of

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to consolidated interest incurred and were primarily unsecured. The Bank Credit Facility contains restrictive covenants, which require us to maintain minimum net worth and working capital amounts, to maintain a minimum ratio of EBITDA to consolidated interest incurred and to maintain other financial ratios. The Bank Credit Facility also places limitations on the amount of additional indebtedness that we may incur, the acquisition of undeveloped land, dividends that we may pay and the aggregate cost of certain types of inventory we can hold at any one time.

         We have reached an agreement in principal with our lenders to enter into a new bank loan agreement. The new agreement will increase the amount of credit and the amount of letters of credit available, add two additional lenders and make immaterial modifications to the covenants. We expect to finalize the new agreement by November 30, 1999. In addition, we continually explore and evaluate alternative sources from which to obtain additional capital.

         On February 26, 1998 and September 23, 1998, we entered into $50.0 million and $25.0 million interest rate swap agreements with certain banks. The swap agreements expire February 26, 2001 and September 25, 2000, respectively, and require us to make fixed interest rate payments to the bank in return for variable payments. The bank has the option to cancel the $50.0 million swap on February 26, 2000. Indications are that the swap will be terminated. During the nine months ended September 30, 1999, these agreements resulted in an increase in interest expense of $153,000.

         An additional $13.1 million was outstanding as of September 30, 1999 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for our customers and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and contains restrictive covenants requiring M/I Financial to maintain minimum net worth and certain minimum financial ratios. At September 30, 1999, borrowings under the M/I Financial loan agreement were at (a) the prime rate less 0.50%, or (b) LIBOR plus 1.60% or (c) a combination of (a) and
(b). The agreement terminates on June 22, 2001, at which time the unpaid balance is due.

         At September 30, 1999, we had the right to borrow up to $234.5 million under our credit facilities, including $30.0 million under the M/I Financial loan agreements. At September 30, 1999, we had $89.4 million of unused borrowing availability under our loan agreements. We also had approximately $46.8 million of completion bonds and letters of credit outstanding at September 30, 1999.

         Subordinated Notes. At September 30, 1999, there was outstanding $50.0 million of Senior Subordinated Notes. The notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Land and Land Development. Over the past several years, our land development activities and land holdings have increased significantly. While land development activities are expected to continue to increase, future raw land purchases could possibly vary in response to current sales trends and market conditions. Single-family lots, land and land development increased 31.9% from December 31, 1998 to September 30, 1999. This increase was primarily due to the shortage of qualified land developers in certain of our markets as well as our developing more land due to the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. This is particularly true for our Horizon product line, in which lots are generally not available from third party developers at economically feasible prices due to the price points we target. We continue to purchase lots from outside developers under option contracts, when possible, to limit our risk; however, we will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         The $62.0 million increase in notes payable banks - homebuilding operations from December 31, 1998 to September 30, 1999 reflects increased borrowings primarily attributable to the increases in houses under construction and single-family lots, land and land development costs. Houses under construction increased $56.6 million from December 31, 1998 to September 30, 1999, while single-family lots, land and land development increased $54.2 million. Borrowing needs may continue to increase as we invest in land under development and developed lots, depending upon the market and competition.

         At September 30, 1999, mortgage notes payable outstanding were $14.7 million, secured by a building, lots and land with a recorded book value of $20.5 million.

         Purchase of Treasury Shares. On February 16, 1999, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding common stock. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of September 30, 1999 we had purchased 51,400 shares at an average price of $18.62.

         Impact of New Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the adoption of SFAS 133 until our 2001 annual financial statements. We have not yet determined what, if any, impact the adoption of this standard will have on our financial statements.

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

         We believe our data processing systems are substantially Year 2000 compliant. The manner of resolving the identified Year 2000 shortcomings has included strategies such as implementing Year 2000 compliant versions of third party software, modifying portions of existing software and replacing non-compliant business systems with new third party software. A combination of internal and external resources has been used to help identify, implement and test solutions associated with Year 2000 issues.

         Another risk presented by the Year 2000 issue is that some of our significant customers, regulatory agencies and suppliers could fail to become fully Year 2000 compliant. This failure, in turn, could result in a significant adverse effect to our operations. All significant suppliers have been contacted regarding their Year 2000 readiness and responses have been received from the majority. Based on these responses and the belief that our current systems are substantially Year 2000 compliant, we believe that a contingency plan is not needed. Regardless, we cannot assure you that the data processing and non-information technology systems utilized by these other companies will become Year 2000 compliant on a timely basis. We cannot currently estimate the impact of noncompliance.

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

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates also would increase our interest expense as the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate on our outstanding debt for the nine months ended September 30, 1999 was 8.1% compared to 8.5% for the nine months ended September 30, 1998.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         We wish to take advantage of the safe harbor provisions included in the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to historical information, this Management's Discussion & Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below.

         General Real Estate, Economic and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations and increases in real estate taxes and other local government fees. Interest rate increases also adversely affect the industry as it is impossible to predict whether rates will be at levels that are attractive to prospective home buyers. The prime lending rate increased twice in the third quarter of 1999. This caused mortgage interest rates to increase, and, therefore, sales have decreased. If mortgage interest rates continue to increase our business could be adversely affected.

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

         Concentration of the Company's Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; the Virginia and Maryland suburbs of Washington, D.C.; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on our operations. For the nine months ended September 30, 1999, approximately 40% of our housing revenue and a significant portion of our operating income were derived from operations in the Columbus, Ohio market. Our performance could be significantly affected by changes in this market.

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

         We are also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws, which apply to any given project, vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause us to incur substantial compliance costs (including substantial expenditures for pollution and water quality control) and prohibit or severely restrict development in certain environmentally sensitive regions. Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring an environmental audit and resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments.

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

         Risk of Material and Labor Shortages. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. In 1999, we experienced drywall and brick material shortages, and framing labor shortages. Continued shortages in these areas could delay construction of homes which could adversely affect our business.

         Significant Voting Control by Principal Shareholders. As of September 30, 1999, members of the Irving E. Schottenstein family owned approximately 31% of our outstanding common shares. Therefore, members of the Irving E. Schottenstein family have significant voting power.

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

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans, primarily to buyers of our homes. The loans are granted at current market interest rates which are guaranteed from the loan commitment date through the transfer of the title of the home to the buyer (the "Closing"). M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan commitment date generally to the date a sale commitment is entered into. At September 30, 1999, the notional principal amount under these forward sales agreements was approximately $106.5 million and the related fair value of these agreements was approximately $0.3 million. The hedging agreements outstanding at September 30, 1999 mature within 90-120 days.
Gains or losses on these agreements are recognized at the time the loan is sold.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings -  none.
--------------------------

Item 2.  Changes in Securities -  none.
------------------------------

Item 3. Defaults upon Senior Securities - none.
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders - none.
-----------------------------------------------------------

Item 5.  Other Information
--------------------------

          On April 22, 1999, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record of its common stock on July 1, 1999, which was paid on July 22, 1999 (aggregate dividends paid of $440,000). On August 11, 1999, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record of its common stock on October 1, 1999, which was paid on October 22, 1999 (aggregate dividends paid of $439,000).

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.


   Exhibit
    Number             Description
    ------             ----------

     10.1              First  Amendment to M/I  Schottenstein  Homes,  Inc. 1993
                       Stock  Incentive  Plan As Amended, dated August 11, 1999.

     10.2              First Amendment to M/I Schottenstein  Homes,  Inc.
                       Director Deferred  Compensation Plan, dated February 16,
                       1999.

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



                                            M/I Schottenstein Homes, Inc.
                                            -----------------------------
                                            (Registrant)


Date:    November 10, 1999         by:      /s/ Robert H. Schottenstein
                                            ---------------------------
                                            Robert H. Schottenstein
                                            Vice Chairman,
                                            President



Date:    November 10, 1999         by:      /s/ Kerrii B. Anderson
                                            ----------------------
                                            Kerrii B. Anderson
                                            Senior Vice President,
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                      DESCRIPTION                               PAGE #
    ------                      -----------                               ------

     10.1      First Amendment to M/I Schottenstein Homes, Inc.
               1993 Stock Incentive Plan As Amended, dated
               August 11, 1999.

     10.2      First Amendment to M/I  Schottenstein  Homes,  Inc.
               Director  Deferred Compensation Plan, dated
               February 16, 1999.

      27       Financial Data Schedule.