Form 10-K
period 1999-12-31
M I SCHOTTENSTEIN HOMES INC
filed 2000-03-27
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------

Commission File No. 1-12434

                          M/I SCHOTTENSTEIN HOMES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                     31-1210837
   --------------------------------                  ---------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of Each Exchange on
           Title of Each Class                     Which Registered
           -------------------                     ----------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 24, 2000, the aggregate market value of voting common stock held by non-affiliates of the registrant (5,352,560 shares) was approximately $75,605,000. The number of shares of common stock of M/I Schottenstein Homes, Inc. outstanding on February 24, 2000 was 8,133,640.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1999 (Part I, II and IV) Portions of the registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders filed pursuant to Regulation 14A (Part III)

                                     PART I

ITEM 1.  BUSINESS

COMPANY

         M/I Schottenstein Homes, Inc. and its subsidiaries is one of the nation's leading homebuilders. We sell and construct single-family homes to the entry level, move-up and empty nester buyer under the Horizon, M/I Homes and Showcase Homes tradenames. In 1998, the latest year for which information is available, we were the 20th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine. Our homes are sold in eleven geographic markets including Columbus and Cincinnati, Ohio; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; Virginia; Maryland and Phoenix, Arizona. We currently offer a number of distinct lines of single-family homes ranging in base sales price from approximately $95,000 to $930,000 with an average sales price in 1999 of $209,000. During the year ended December 31, 1999, we delivered 3,941 homes and had revenues of $852.0 million and net income of $41.6 million, the highest in our history. M/I Schottenstein Homes, Inc. was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976.

         We are the leading homebuilder in the Columbus, Ohio market, based on revenue, and have been the number one builder of single-family detached homes in this market for each of the last eleven years. In addition, we are currently one of the top ten homebuilders in a majority of our other markets and believe we are well positioned to further penetrate these markets. Our growth strategy targets both product line expansion and geographical diversification. With respect to geographical diversification, we have expanded into new markets through the opening of new divisions rather than through acquisitions. To complement the M/I Homes ($135,000 - $255,000 base sales price range) and Showcase Homes ($200,000 - $450,000 base sales price range) lines, the affordably priced Horizon line ($105,000 - $185,000 base sales price range), which appeals to the first time home buyer, was introduced to the Columbus market in 1993. Based on the success of this line, we have expanded this product into a majority of our other markets. Included in our Horizon line, the Encore series, which originated in our Indianapolis market, was introduced in Columbus in 1999. These homes are also being offered in some of our other markets.

         We distinguish ourselves from competitors by offering homes in selective areas with a higher level of design and construction quality within a given price range and by providing superior customer service. By offering homes at a variety of price points, we attract a wide range of buyers, many of whom are existing M/I homeowners. We support our homebuilding operations by providing mortgage financing services through M/I Financial, and title-related services through affiliated entities.

         Our business strategy emphasizes the following key objectives:

         Focus on profitability. We focus on improving profitability while maintaining the high quality of our homes and customer service. We focus on gross margins by stressing the features, benefits, quality and design of our homes during the sale process and by minimizing speculative building. We also value-engineer our homes by working with our subcontractors and suppliers to provide attractive features while minimizing raw material and construction costs.

         Maintain conservative and selective land policies. Our profitability is largely dependent on the quality of our subdivision locations; therefore, we focus on locating and controlling land in the most desirable areas of our markets. We are conservative in our land acquisition policies and only purchase land that is already zoned and serviceable by utilities. We seek to control a four- to five-year supply of land in each of our markets. We believe our expertise in developing land gives us a competitive advantage in controlling attractive locations at competitive costs, and, as a result, we have developed approximately 70% of our communities as of December 31, 1999. At December 31, 1999, we owned 11,439 lots and controlled an additional 9,376 lots pursuant to contracts.

         Maintain or increase market position in current markets. We have been the leading builder of single-family, detached homes in the Columbus market for each of the last eleven years. We seek to maintain this leading position by continuing to provide high quality homes and superior customer service. We believe there are significant opportunities to profitably expand in each of our other markets. These include increasing product offerings, continuing to acquire land in desirable locations and constructing and selling homes with the same commitment to customer service that has accounted for our success. In addition, we continue to explore expansion into new markets through internal growth or acquisition.

         Provide superior customer service. Our overriding philosophy is to provide superior customer service to our homeowners. We offer a wide array of functional and innovative designs and involve the homeowner in virtually every phase of the building process from selling through construction, closing and service after delivery. Our selling process focuses on the homes' features, benefits, quality and design as opposed to merely price and square footage. In certain markets, we utilize design centers to enhance the selling process and increase the sale of optional features which typically carry higher margins. In addition, we provide many of our customers with financing and attractive warranties. As a result, based on the responses to our customer questionnaire, for the ninth year in a row, more than 95% of our customers would recommend us to a potential buyer.

         Offer product breadth and innovative design. We devote significant resources to the research and design of our homes to better meet the needs of our customers. We offer a number of distinct product lines and more than 375 different floor plans and elevations. In addition to providing customers with a wide variety of choices, we believe we offer a higher level of design and construction quality within a given price range. We have also introduced and utilized innovative design concepts such as themed communities, rear garages, rear alley access, parks and porches.

         Maintain decentralized operations with experienced management. Each of our markets has unique characteristics and, therefore, is managed locally by dedicated, on-site personnel. All of our managers possess intimate knowledge of their particular market and are encouraged to be entrepreneurial in order to best meet the needs of that market. Our incentive compensation structure rewards each manager based on financial performance, income growth and customer satisfaction.

SALES AND MARKETING

         We market and sell our homes under the Horizon, M/I and Showcase tradenames. Home sales are conducted by our own sales personnel in on-site sales offices located within furnished model homes. Each sales consultant is trained and equipped to fully explain the features and benefits of our homes, to determine which home best suits each customer's needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is given to the training and re-training of all sales personnel to assure the highest levels of professionalism and product knowledge. We currently employ more than 125 sales consultants and operate approximately 150 model homes.

         We advertise using newspapers, magazines, direct mail, billboards, radio and television. The particular marketing medium used differs from division to division based upon marketing demographics and other competitive factors. We have significantly increased advertising on the world wide web through expansion of our web site at www.mihomes.com and through homebuilder.com. In addition, we encourage independent broker participation and, from time to time, utilize various promotions and sales incentives to attract interest from these brokers. Our commitment to quality design and construction along with our reputation for superior customer service has resulted in a strong referral base and numerous repeat buyers.

         To enhance the selling process, we operate design centers in the Cincinnati, Columbus, Tampa and, most recently, Indianapolis markets. The design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors as well as standard options and upgrades. In our other markets, the color and option/upgrade selection process is handled directly by our sales consultants. We also offer financing to our customers through our wholly-owned subsidiary, M/I Financial, which has branches in all of our markets except Virginia, Maryland and Phoenix. M/I Financial originates loans for purchasers of our homes. The loans are then sold, along with the servicing rights, to outside mortgage lenders. We also provide title-related services to purchasers of our homes in a majority of our markets through affiliated entities.

         We generally do not commence construction of a home until we obtain a sales contract and preliminary oral advice from the customer's lender that financing will be approved. However, in certain markets, contracts may be accepted contingent upon the sale of an existing home and construction is authorized through a certain stage prior to satisfaction of that contingency. In addition, in all markets, a limited, strictly controlled number of "spec" homes (i.e., homes started in the absence of an executed contract) are built in order to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products. Using a conservative approach, spec homes are approved for start only after consultation with the respective region and division presidents.

         Our sales and marketing efforts are further enhanced by our inspection and warranty programs. Through these programs, we offer a 2-year limited warranty on materials and workmanship and a 30-year limited warranty against major structural defects. To increase the value of these warranties, both are transferable in the event of the sale of the home. Immediately prior to closing and again three months after a home is delivered, we inspect each home with the customer to determine if any repairs are required. At the customer's written request, we will also provide a free 1-year inspection and again make necessary repairs. We pass along to our customers all warranties provided by manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 1.0% of total costs and expenses for each of the years ended December 31, 1999, 1998 and 1997.

DESIGN AND CONSTRUCTION

         We devote significant resources to the research, design and development of our homes in order to best meet the needs of home buyers in the markets in which we operate. Virtually all of our floor plans and elevations are designed by experienced and qualified in-house professionals using modern computer-aided design technology. We offer more than 375 different floor plans and elevations, which may differ significantly from market to market.

         The construction of each home is supervised by a construction supervisor who reports to a production manager, both of whom are employees of M/I Homes. Customers are introduced to their construction supervisor prior to commencement of home construction at a pre-construction "buyer/builder conference." The purpose of this conference is to review the home plans and all relevant construction details with the customers and to explain the construction process and schedule. Every customer is given a hard hat at the conference as an open invitation to visit the site of their home at any time during the course of construction. We want customers to be involved to understand the construction of their home and to see the quality being built into their home. All of this is part of our philosophy to "put the customer first" and enhance the total homebuilding experience.

         Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority ("FHA") and Veterans Administration ("VA") requirements. To allow maximum design flexibility, we limit the use of pre-assembled building components and pre-fabricated structural assemblies. The efficiency of the building process is enhanced by our use of standardized materials available from a variety of sources. We utilize independent subcontractors for the installation of site improvements and the construction of our homes. These subcontractors are supervised by our on-site construction supervisors. All subcontractor work is performed pursuant to written agreements. Such agreements are generally short-term, with terms from six to twelve months and provide for a fixed price for labor and materials. The agreements are structured to allow for price protection for a majority of the higher cost phases of construction related to the homes in our Backlog. We seek to build in large volume to reduce the per unit cost of the home due to advantages achieved by lower unit prices paid to subcontractors for labor and materials.

MARKETS

         Our operations are organized into geographic divisions to maximize operating efficiencies and use of local management. Our present divisional operating structure is as follows:

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


         Columbus is the capital of Ohio, with federal, state and local governments providing significant and stable employment. Columbus continues to be a stable market with diverse economic and employment bases and record high permit activity in 1999. Columbus is also the home of The Ohio State University, one of the largest universities in the world. Our market share in Columbus has exceeded 20% during each of the last five years.

         Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger, General Electric and the Cincinnati International Airport, which serves as a regional hub for Delta Airlines. We continue to expand our Horizon product line in this market and focus on more affordable communities. In 1999, we were ranked the number one homebuilder in Cincinnati, excluding the Northern Kentucky market in which we do not participate.

         Indianapolis is a growth market noted for its excellent transportation system and relatively young population. For the sixth consecutive year, single-family housing permits exceeded 10,000. A large aircraft maintenance hub for United Airlines and an express mail sorting facility for the U.S. Postal Service are significant employers in this market.

         Tampa's housing market is strong, buoyed by financial services, tourism and conventions. Business relocation has continued, especially in the banking, insurance and telecommunications industries. Tampa's economy continues to grow; employment levels increased by 5% in 1999.

         In 1999, Orlando's economy grew at a healthy pace, with job growth increasing by 4%. Contributing to this growth were improved tourism (both domestic and foreign), strong in-migration and business expansion/relocation due primarily to lower business costs. Single-family permits exceeded 16,000 in 1999, setting a new record.

         Palm Beach County is one of the more affluent markets in the United States. Job gains of 6% in 1999 were experienced in the construction, wholesale trade and service sectors. Housing activity continued to be stable in 1999, with over 6,000 single-family permits, slightly exceeding 1998 levels.

         Charlotte, which is home to fast-growing firms in the banking industry, continues to prosper as a financial center and has established itself as a transportation hub with its manufacturing base. Construction activity set another record in 1999, exceeding 17,000 single-family permits.

         Raleigh-Durham is situated to take advantage of the explosive growth in high-tech firms with a well-educated workforce and the recently completed North Carolina telecommunications highway. Raleigh's economy continues to flourish with single-family permits reaching 15,000 in 1999.

         The Washington, D.C. metro economy was led in 1999 by job gains in the construction, technology and service sectors. Housing activity was robust, with over 28,000 single-family permits issued. Our operations are located primarily in Fairfax, Prince William and Loudoun counties in Virginia and Prince Georges and Montgomery counties in Maryland.

         We entered the Phoenix market in late 1996. The Phoenix housing market is one of the most active in the United States, generating over 35,000 single-family permits annually in each of the last two years. Phoenix is a national leader in employment growth and has a very diverse economy.

PRODUCT LINES

         On a regional basis, we offer homes ranging in base sales price from approximately $95,000 to $930,000 and ranging in square footage from approximately 1,100 to 5,400 square feet. There are more than 375 different floor plans and elevations across all product lines. By offering a wide range of homes, we are able to attract first-time home buyers, move-up home buyers and empty nesters. It is our goal to sell more than one home to our customers.

         In the Columbus market, which is our largest market, we offer all of our distinct product lines. In addition, we offer a select number of our product lines in our divisions outside of Columbus. The base sales price range and average square footage for these product lines in Columbus are shown below:

                                                         BASE SALES                        AVERAGE
                         DIVISION                        PRICE RANGE                   SQUARE FOOTAGE
                         --------                        -----------                   --------------
                      Horizon                        $105,000  -    $185,000                1,500

                      M/I Homes                      $135,000  -    $255,000                2,000

                      Showcase Homes                 $200,000  -    $450,000                2,600

         In addition, we offer a line of attached townhomes exclusively in the Maryland and Virginia markets. These townhomes are marketed primarily to first-time buyers and range from 1,800 to 2,400 square feet of living space. These townhomes utilize wood frame construction and feature aluminum exteriors with brick fronts. In Maryland and Phoenix, the Company offers homes with up to 5,000 square feet of living space for base sales prices ranging up to $930,000.

         In each of our lines of homes, certain options are available to the purchaser for an additional charge. Major options include fireplaces, additional bathrooms and higher quality flooring, cabinets and appliances. The options are typically more numerous and significant on more expensive homes.


LAND DEVELOPMENT ACTIVITIES

         Our land development activities and land holdings have increased significantly in the past few years. We continue to purchase lots from outside developers under option contracts, when possible, to limit our risk; however, we constantly evaluate other alternatives to satisfy the need for lots in the most cost effective manner. We develop ground internally when we can gain a competitive advantage by doing so or when shortages of qualified land developers make it impractical to purchase required lots from outside sources. We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to five years. Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

         To limit the risk involved in the development of raw land, we acquire land primarily through the use of contingent purchase contracts. These contracts require the approval of our land committee and condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, levels of taxation, traffic patterns, development costs, title matters and other property-related criteria. In addition, careful attention is paid to the quality of the public school system. Only after this thorough evaluation has been completed do we make a commitment to purchase undeveloped land. To further reduce the risk involved in acquiring raw land, we generally do not commence engineering or development until zoning approvals are secured.

          From time to time we enter into joint ventures, generally with other homebuilders. At December 31, 1999, we had interests varying from 33% to 50% in each of 32 joint ventures and limited liability companies ("LLCs"). These joint ventures and LLCs develop raw ground into lots and, typically, we receive our percentage interest in the form of a distribution of developed lots. The joint ventures and LLCs pay the managing partner or manager certain fees for accounting, administrative and construction supervision services in addition to its percentage interest. We are currently responsible for the management of 16 of these 32 joint ventures and LLCs. These joint ventures and LLCs are equity financed except where seller financing is available on attractive terms.

          During development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds for sewer, streets and other improvements. We generally provide letters of credit in lieu of these completion bonds. At December 31, 1999, $14.2 million of letters of credit were outstanding for these purposes, as well as $19.9 million of completion bonds.

AVAILABLE LOTS AND LAND

          We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes. At December 31, 1999, we had 3,497 developed lots and 2,156 lots under development in inventory. We also owned raw land expected to be developed into approximately 3,845 lots.

         In addition, at December 31, 1999, our interest in lots held by joint ventures and LLCs consisted of 8 developed lots and 438 lots under development. We also own interests in raw land held by our joint ventures and LLCs which is zoned for 1,495 lots. It is anticipated that some of the lots owned will be sold to others.

         At December 31, 1999, we had options and purchase contracts, which expire over the next 5 years, to acquire 2,634 developed lots and land to be developed into approximately 6,742 lots, for a total of 9,376 lots, with an aggregate current purchase price of approximately $190.8 million. Purchase of these properties is contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval, completion of development and availability of building permits. The majority of these lot purchase agreements provide for periodic escalation of the purchase price which, we believe, reflects the developers' carrying cost of the lots.

         The following table sets forth our land position in lots (including our interest in joint ventures and LLCs) by region in which we operate at December 31, 1999:

                                                           Owned Lots
                                        ------------------------------------------------
                                                        Under         To Be       Total    Lots under
                State                   Developed    Development    Developed     Owned      Option       Total
         ------------------------------------------------------------------------------------------------------
         Ohio and Indiana                 2,239        1,827         4,279       8,345       7,231      15,576

         Florida                            685          326           629       1,640         656       2,296

         Carolina                           263          104           332         699       1,042       1.741

         Virginia, Maryland and Phoenix     318          337           100         755         447       1,202
         -----------------------------------------------------------------------------------------------------

         Total                            3,505        2,594         5,340      11,439       9,376      20,815
         =====================================================================================================

FINANCIAL SERVICES

         Through our wholly-owned subsidiary, M/I Financial, we offer fixed and adjustable rate mortgage loans, to buyers of our homes. M/I Financial has branches in all of our housing markets, with the exception of Virginia, Maryland and Phoenix. Of the 3,538 Homes Delivered in 1999 in the markets in which M/I Financial operates, M/I Financial provided financing for 3,102 of these homes representing approximately $492.3 million of mortgage loans originated and sold. M/I Financial issues commitments to customers and closes both conventional and government-insured loans in its own name. To minimize the risk of financing activities, M/I Financial sells the loans it originates to the secondary market which provides the funding within several days. We retain a small servicing portfolio which is currently sub-serviced by a financial institution.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales of mortgage-backed securities whereby we agree to sell and later repurchase similar but not identical mortgage-backed securities. Generally, the agreements are fixed-coupon agreements whereby the interest rate and maturity date of both transactions are approximately the same and are established to correspond with the closing of the fixed interest rate mortgage loan commitments. The difference between the two values of the mortgage-backed securities in the agreements at settlement provide a hedge on the interest rate risk exposure in the mortgage loan commitments and is included in the gain or loss on the sale of the loans to third party investors.

         Additionally, we hedge the interest rate risk relative to unclosed loans by purchasing commitments from outside investors to acquire the loans at the interest rate at which the loan will be closed. The cost of these purchase commitments is recorded as an asset and is expensed as loans are closed under the related commitments. Any remaining unused balance is expensed when the commitment expires or earlier, if we determine that we will be unable to use the entire commitment prior to its expiration date. At December 31, 1999, we had approximately $19.9 million of commitments to deliver mortgage loans to outside investors.

         To reduce the credit risk associated with accounting losses, which would be recognized if the counterparties failed to completely perform as contracted, we limit the entities with which management can enter into a commitment to the primary dealers in the market. The risk of accounting loss is the difference between the market rate at the time a counterparty fails and the rate to which we committed for the mortgage loans and any purchase commitments recorded with the counterparty.

         M/I Financial has been approved by the Department of Housing and Urban Development and the VA to originate loans insured by the FHA and the VA, respectively, and has been approved by the Federal Home Loan Mortgage Corporation ("FHLMC") and by the Federal National Mortgage Association ("FNMA") as a seller and servicer of mortgages sold to FHLMC and FNMA.

          In 1996, we entered into a joint venture to provide title services in the Indianapolis and Columbus markets. A similar joint venture was formed in the Tampa and Orlando markets in 1997 and in the Cincinnati, Virginia and Maryland markets in 1998.

COMPETITION

          The homebuilding industry is highly competitive. We compete in each of our local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled subcontractors. In addition, we compete with the resale market for existing homes which provides different attractions for home buyers over building a new home.

REGULATION AND ENVIRONMENTAL MATTERS

         The homebuilding industry, including M/I Homes, is subject to various local, state and federal (including FHA and VA) statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales and similar matters. This regulation affects construction activities, including types of construction materials which may be used, certain aspects of building design, sales activities and other dealings with consumers. We must also obtain licenses, permits and approvals from various governmental authorities for development activities. In many areas, we are subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of houses within the boundaries of a particular locality. We seek to reduce the risk from restrictive zoning and density requirements by using contingent land purchase contracts which require that land must meet various requirements, including zoning, prior to our purchase.

         We may be subject to periodic delays or precluded entirely from developing projects due to building moratoriums, particularly in our Florida and Raleigh markets. Generally, these moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific market areas or subdivisions. Moratoriums experienced by us have not been of long duration and have not had a material effect on our business.

         Each of the states in which we operate has adopted a wide variety of environmental protection laws. These laws generally regulate developments which are of substantial size and which are in or near certain specified geographic areas. Furthermore, these laws impose requirements for development approvals which are more stringent than those which land developers would have to meet outside of these geographic areas.

         Increased stringent requirements may be imposed on homebuilders and developers in the future which may have a significant impact on us and the industry. Although we cannot predict the effect of these requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, the continued effectiveness of current licenses, permits or development approvals is dependent upon many factors, some of which are beyond our control.

EMPLOYEES

         At February 24, 2000, we employed 889 people (including part-time employees), of which 261 were employed in sales, 374 in construction and 254 in management, administrative and clerical positions. We consider our employee relations to be very good. No employees are represented by a collective bargaining agreement.


ITEM 2.  PROPERTIES

         We own and operate an approximately 85,000 square foot office building used for our home office and lease all of our other offices. Prior to September 1998, we leased our home office space from a limited liability company in which we had a minority equity interest. We purchased the remaining interest in this limited liability company in September of 1998. See Notes 2, 5 and 9 to the Consolidated Financial Statements.

         Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business. See "Item 1. BUSINESS - Available Lots and Land."


ITEM 3. LEGAL PROCEEDINGS

         We are involved in routine litigation incidental to our business. Management does not believe that any of this litigation is material to our consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1999, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 1999.


ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 1999.


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 1999.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants during each of the two years ended December 31, 1999 and 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries have been incorporated herein by reference as set forth in Item 8 of Part II of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.                                                                       Page
                                                                                                              ----

         Independent Auditors' Report on financial statement schedules...................................      18

         For the Years ended December 31, 1999, 1998 and 1997:
            Schedule II - Valuation and Qualifying Accounts .............................................      19

         All other schedules have been omitted because the required information is included in the financial statements or notes thereto, the amounts involved are not significant or the required matter is not present.

      3. Exhibits.

         The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K.

Exhibit Number                                                    Description
--------------      ----------------------------------------------------------------------------------------------------------------
3.1                 Amended and Restated Articles of Incorporation of the Company, hereby incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for &lt; the fiscal year ended December 31, 1993.

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


3.4                 Amended and Restated Regulations of the Company, hereby incorporated by reference to Exhibit 3.4 of the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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


10.3                Fourth restated revolving credit loan, swingline loan and standby letter of credit agreement by and among the
                    Company; Bank One, NA; The Huntington National Bank; AmSouth Bank; National City Bank; BankBoston, N.A.; The
                    Fifth Third Bank of Columbus; Suntrust Bank and Bank One, NA as agent for the banks, dated December 31, 1998, hereby incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit Number                                                    Description
--------------      ----------------------------------------------------------------------------------------------------------------
10.4                First Amendment to Fourth Restated Revolving Credit Loan, Swingline Loan and Standby Letter of Credit Agreement
                    by and among the Company and M/I Homes, Inc.; Bank One, NA; The Huntington National Bank; National City Bank;
                    BankBoston, N.A.; The Fifth Third Bank of Columbus; Suntrust Bank, Central Florida, N.A.; AmSouth Bank and Bank
                    One, NA as agent for the banks, dated April 20, 1999, hereby incorporated by reference to Exhibit 10.1 of the
                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


10.5                Fifth Restated Revolving Credit Loan, Swingline Loan and Standby Letter of Credit Agreement by and among the
                    Company and M/I Homes, Inc., as borrower and Bank One, NA; The Huntington National Bank; National City Bank;
                    BankBoston, N.A.; Fifth Third Bank, Central Ohio; Suntrust Bank, Central Florida, N.A.; AmSouth Bank; Comerica
                    Bank; Firstar Bank, N.A. as Banks and Bank One, NA, as agent for the Banks, dated November 23, 1999. (Filed herewith.)


10.6                First Amendment to Fifth Restated Revolving Credit Loan, Swingline Loan and Standby Letter of Credit Agreement
                    by and among the Company and M/I Homes, Inc., as borrower and Bank One, NA; The Huntington National Bank;
                    National City Bank; BankBoston, N.A.; Fifth Third Bank, Central Ohio; Suntrust Bank, Central Florida, N.A.;
                    AmSouth Bank; Comerica Bank; Firstar Bank, N.A. as Banks and Bank One, NA, as agent for the Banks, dated
                    February 29, 2000. (Filed herewith.)


10.7                Promissory Note by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated November 5,
                    1993, hereby incorporated by reference to Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1993.


10.8                Revolving Credit Agreement by and among the Company, M/I Financial Corp. and Bank One, NA dated June 22, 1998, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.


10.9                1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's
                    Registration Statement on Form S-8, Commission File No. 33-76518.


10.10               M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan As Amended, dated April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


10.11               First Amendment to M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan As Amended, dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit Number                                                    Description
--------------      ----------------------------------------------------------------------------------------------------------------
10.12               Termination Agreement between the Company and parties to the Melvin and Irving Schottenstein Family Agreement,
                    dated July 31, 1997, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1997.


10.13               Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


10.14               Company's 1998 President and Senior Executive Vice President Bonus Program, hereby incorporated by reference to
                    Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


10.15               Company's 1998 Senior Vice President and Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


10.16               Company's 1998 Chief Executive Officer Stock Bonus Program, hereby incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


10.17               Company's 1998 President, Senior Executive Vice President and Chief Financial Officer Stock Bonus Program,
                    hereby incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


10.18               Company's 1999 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.15 of the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


10.19               Company's 1999 President Bonus Program, hereby incorporated by reference to Exhibit 10.16 of the Company's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


10.20               Company's 1999 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.17 of the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


10.21               Company's 1999 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.18 of the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit Number                                                    Description
--------------      ----------------------------------------------------------------------------------------------------------------
10.22               Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


10.23               Limited Liability Company Agreement of Northeast Office Venture, Limited Liability Company dated November 17,
                    1995, hereby incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


10.24               Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated
                    November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1995.


10.25               Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and
                    BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the
                    Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


10.26               Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


10.27               First Amendment to M/I Schottenstein Homes, Inc. Director Deferred Compensation Plan, dated February 16, 1999, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


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

Exhibit Number                                                    Description
--------------      ----------------------------------------------------------------------------------------------------------------
10.31               M/I Schottenstein Homes, Inc. Executive Officer Compensation Plan, hereby incorporated by reference to the
                    Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


10.32               M/I Schottenstein Homes, Inc. Executives' Deferred Compensation Plan, hereby incorporated by reference to
                    Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


10.33               Amended and Restated M/I Schottenstein Homes, Inc. Executives' Deferred Compensation Plan, dated November 16,
                    1999. (Filed herewith.)


13                  Annual Report to Shareholders for the year ended December 31, 1999. (Filed herewith.)


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

(c)                 See Item 14(a)(3).

(d)                 Financial Statement Schedule - See Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 24th day of March, 2000.

                                             M/I SCHOTTENSTEIN HOMES, INC.
                                                (Registrant)

                                             By:  /s/ ROBERT H. SCHOTTENSTEIN
                                                --------------------------------
                                                Robert H. Schottenstein
                                                President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of March, 2000.


                NAME AND TITLE                                            NAME AND TITLE
                --------------                                            --------------
IRVING E. SCHOTTENSTEIN*                                          /s/ ROBERT H. SCHOTTENSTEIN
-----------------------------------------                         -------------------------------------------------
Irving E. Schottenstein                                           Robert H. Schottenstein
Chairman of the Board and                                         President and Director
Chief Executive Officer
(Principal Executive Officer)

STEVEN SCHOTTENSTEIN*                                             /S/ KERRII B. ANDERSON
-----------------------------------------                         -------------------------------------------------
Steven Schottenstein                                              Kerrii B. Anderson
Chief Operating Officer and Director                              Senior Vice President, Chief Financial
                                                                  Officer, Assistant Secretary and Director
                                                                  (Principal Financial and Accounting Officer)

FRIEDRICH  K. M. BOHM*                                            JEFFREY H. MIRO*
-----------------------------------------                         -------------------------------------------------
Friedrich K. M. Bohm                                              Jeffrey H. Miro
Director                                                          Director

LEWIS R. SMOOT, SR.*                                              NORMAN L. TRAEGER*
-----------------------------------------                         -------------------------------------------------
Lewis R. Smoot, Sr.                                               Norman L. Traeger
Director                                                          Director

THOMAS D. IGOE *
-----------------------------------------
Thomas D. Igoe
Director

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


                                   By:  /S/ ROBERT H. SCHOTTENSTEIN
                                       ----------------------------
                                      Robert H. Schottenstein, Attorney-in-Fact



                                   By: /S/ KERRII B. ANDERSON
                                       ----------------------
                                      Kerrii B. Anderson, Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of M/I Schottenstein Homes, Inc.
Columbus, Ohio

We have audited the consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 23, 2000; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of M/I Schottenstein Homes, Inc. and its subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP
-----------------------------------------
Deloitte & Touche LLP

Columbus, Ohio
February 23, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                      Additions
                                                   Balance at        Charged to                         Balance at
                                                    Beginning         Costs and                           End of
Description                                          of Year          Expenses        Deductions (1)       Year
-----------                                          -------          --------        ----------           ----

Valuation allowance deducted from asset account - single-family lots, land and land development costs:

         Year ended
           December 31, 1999                       $ 6,110,000       $ 1,150,000      $   293,000       $ 6.967,000
                                                   ===========       ===========      ===========       ===========

         Year ended
           December 31, 1998                       $ 4,000,000       $ 2,450,000      $   340,000       $ 6,110,000
                                                   ===========       ===========      ===========       ===========

         Year ended
           December 31, 1997                       $ 2,350,000       $ 4,135,000      $ 2,485,000       $ 4,000,000
                                                   ===========       ===========      ===========       ===========


         (1) Represents write-downs of investment in single-family lots, land and land development costs.

                                  EXHIBIT INDEX

Exhibit Number                                       Description                                       Page No.
--------------      ----------------------------------------------------------------------------      ----------
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


3.4                 Amended and Restated Regulations of the Company, hereby incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1998.


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

Exhibit Number                                       Description                                       Page No.
--------------      ----------------------------------------------------------------------------      ----------
                    December 31, 1998, hereby incorporated by reference to Exhibit 10.3 of the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1998.


10.4                First Amendment to Fourth Restated Revolving Credit Loan, Swingline Loan and
                    Standby Letter of Credit Agreement by and among the Company and M/I Homes,
                    Inc.; Bank One, NA; The Huntington National Bank; National City Bank;
                    BankBoston, N.A.; The Fifth Third Bank of Columbus; Suntrust Bank, Central
                    Florida, N.A.; AmSouth Bank and Bank One, NA as agent for the banks, dated
                    April 20, 1999, hereby incorporated by reference to Exhibit 10.1 of the
                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


10.5                Fifth Restated Revolving Credit Loan, Swingline Loan and Standby Letter of
                    Credit Agreement by and among the Company and M/I Homes, Inc., as borrower and
                    Bank One, NA; The Huntington National Bank; National City Bank; BankBoston,
                    N.A.; Fifth Third Bank, Central Ohio; Suntrust Bank, Central Florida, N.A.;
                    AmSouth Bank; Comerica Bank; Firstar Bank, N.A. as Banks and Bank One, NA, as
                    agent for the Banks, dated November 23, 1999. (Filed herewith.)


10.6                This First Amendment to Fifth Restated Revolving Credit Loan, Swingline Loan
                    and Standby Letter of Credit Agreement by and among the Company and M/I Homes,
                    Inc., as borrower and Bank One, NA; The Huntington National Bank; National
                    City Bank; BankBoston, N.A.; Fifth Third Bank, Central Ohio; Suntrust Bank,
                    Central Florida, N.A.; AmSouth Bank; Comerica Bank; Firstar Bank, N.A. as
                    Banks and Bank One, NA, as agent for the Banks, dated February 29, 2000.
                    (Filed herewith.)


10.7                Promissory Note by and among the Company, M/I Financial Corp. and Bank One,
                    Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to
                    Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.


10.8                Revolving Credit Agreement by and among the Company, M/I Financial Corp. and
                    Bank One, NA dated June 22, 1998, hereby incorporated by reference to Exhibit
                    10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1998.


10.9                1993 Stock Incentive Plan of the Company, hereby incorporated by reference to
                    Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission
                    File No. 33-76518.

Exhibit Number                                       Description                                       Page No.
--------------      ----------------------------------------------------------------------------      ----------
10.10               M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan As Amended, dated
                    April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


10.11               First Amendment to M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan As
                    Amended, dated August 11, 1999, hereby incorporated by reference to Exhibit
                    10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999.


10.12               Termination Agreement between the Company and parties to the Melvin and Irving
                    Schottenstein Family Agreement, dated July 31, 1997, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1997.


10.13               Executive Employment Agreement by and between the Company and Irving E.
                    Schottenstein dated August 9, 1994, hereby incorporated by reference to
                    Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


10.14               Company's 1998 President and Senior Executive Vice President Bonus Program,
                    hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1998.


10.15               Company's 1998 Senior Vice President and Chief Financial Officer Bonus
                    Program, hereby incorporated by reference to Exhibit 10.3 of the Company's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


10.16               Company's 1998 Chief Executive Officer Stock Bonus Program, hereby incorporated by reference to Exhibit 10.13 of the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1998.


10.17               Company's 1998 President, Senior Executive Vice President and Chief Financial
                    Officer Stock Bonus Program, hereby incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December
                    31, 1998.


10.18               Company's 1999 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1998.

Exhibit Number                                       Description                                       Page No.
--------------      ----------------------------------------------------------------------------      ----------
10.19               Company's 1999 President Bonus Program, hereby incorporated by reference to
                    Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


10.20               Company's 1999 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1998.


10.21               Company's 1999 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1998.


10.22               Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                    for the quarter ended September 30, 1995.


10.23               Limited Liability Company Agreement of Northeast Office Venture, Limited
                    Liability Company dated November 17, 1995, hereby incorporated by reference to
                    Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1995.


10.24               Lease Agreement by and between the Company and Northeast Office Venture,
                    Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1995.


10.25               Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1997.


10.26               Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1997.


10.27               First Amendment to M/I Schottenstein Homes, Inc. Director Deferred
                    Compensation Plan, dated February 16, 1999, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit Number                                       Description                                       Page No.
--------------      ----------------------------------------------------------------------------      ----------
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


10.31               M/I Schottenstein Homes, Inc. Executive Officer Compensation Plan, hereby incorporated by reference to the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


10.32               M/I Schottenstein Homes, Inc. Executives' Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1999.


10.33               Amended and Restated M/I Schottenstein Homes, Inc. Executives' Deferred
                    Compensation Plan, dated November 16, 1999. (Filed herewith.)


13                  Annual Report to Shareholders for the year ended December 31, 1999. (Filed herewith.)


21                  Subsidiaries of Company. (Filed herewith.)


23                  Consent of Deloitte & Touche LLP. (Filed herewith.)


24                  Powers of Attorney. (Filed herewith.)


27                  Financial Data Schedule.