Form 10-Q
period 2000-03-31
M I SCHOTTENSTEIN HOMES INC
filed 2000-05-15
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000
                                         --------------

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

            Common stock, par value $.01 per share: 7,977,790 shares
                         outstanding as of May 12, 2000

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER

         Item 1.    Financial Statements

                    Consolidated Balance Sheets March 31, 2000
                    (Unaudited) and December 31, 1999                       3

                    Unaudited Consolidated Statements of Income
                    for the Three Months Ended March 31, 2000 and 1999      4

                    Unaudited Consolidated Statement of Stockholders'
                    Equity for the Three Months Ended March 31, 2000        5

                    Unaduited Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 2000 and 1999      6

                    Notes to Interim Unaudited Consolidated
                    Financial Statements                                    7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     9

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                      17

         Item 2.    Changes in Securities                                  17

         Item 3.    Defaults Upon Senior Securities                        17

         Item 4.    Submission of Matters to a Vote of Security Holders    17

         Item 5.    Other Information                                      17

         Item 6.    Exhibits and Reports on Form 8-K                       17

Signatures                                                                 18

Exhibit Index                                                              19

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

==============================================================================================================
                                                                                MARCH 31,         December 31,
(Dollars in thousands, except par values)                                         2000                1999
--------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)

ASSETS

Cash                                                                            $  7,673            $  5,665
Cash held in escrow                                                                  752                 828
Receivables                                                                       28,608              39,988
Inventories:
     Single-family lots, land and land development costs                         267,888             254,385
     Houses under construction                                                   187,593             163,266
     Model homes and furnishings - at cost (less accumulated depreciation:
         March 31, 2000 - $42;
         December 31, 1999 - $41)                                                 14,472              12,349
     Land purchase deposits                                                        2,049               2,702
Building, office furnishings, transportation and construction equipment -
     at cost (less accumulated depreciation:
     March 31, 2000 - $6,204;
     December 31, 1999 - $5,733)                                                  18,982              19,368
Investment in unconsolidated joint ventures and limited liability companies       25,603              20,238
Other assets                                                                      11,496              12,773
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $565,116            $531,562
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                   $178,000            $132,000
Note payable bank - financial services operations                                  6,070              15,400
Mortgage notes payable                                                            14,903              14,675
Senior subordinated notes                                                         50,000              50,000
Accounts payable                                                                  68,085              63,198
Accrued compensation                                                               3,845              18,244
Accrued interest, warranty and other                                              22,487              23,827
Customer deposits                                                                 16,470              13,706
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           359,860             331,050
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                 --                  --
Common stock - $.01 par value;
     authorized 38,000,000 shares;
     issued 8,813,061 shares                                                          88                  88
Additional paid-in capital                                                        62,957              62,282
Retained earnings                                                                153,200             145,337
Treasury stock - at cost - 766,921 and 496,221 shares, respectively,
     held in treasury at March 31, 2000 and December 31, 1999                    (10,989)             (7,195)
---------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  205,256             200,512
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $565,116            $531,562
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

==============================================================================================================
                                                                                 THREE MONTHS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)                                  2000                  1999
--------------------------------------------------------------------------------------------------------------

Revenue                                                                         $173,856              $148,824
--------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                                            135,835               114,589
     General and administrative                                                    8,929                 8,100
     Selling                                                                      11,392                10,323
     Interest                                                                      4,184                 3,136
--------------------------------------------------------------------------------------------------------------


Total costs and expenses                                                         160,340               136,148
--------------------------------------------------------------------------------------------------------------


Income before income taxes                                                        13,516                12,676
--------------------------------------------------------------------------------------------------------------


Income taxes:
     Current                                                                       4,203                 3,782
     Deferred                                                                      1,034                 1,225
--------------------------------------------------------------------------------------------------------------


Total income taxes                                                                 5,237                 5,007
--------------------------------------------------------------------------------------------------------------


Net income                                                                      $  8,279              $  7,669
==============================================================================================================

Net income per common share:
     Basic                                                                      $   1.01              $   0.87
     Diluted                                                                    $   1.00              $   0.86
==============================================================================================================

Weighted average shares outstanding (in thousands):
     Basic                                                                         8,176                 8,812
     Diluted                                                                       8,302                 8,919
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

==============================================================================================================
                                     THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------------------------------------
                                              Common Stock
                                              ------------             Additional
(Dollars in thousands, except           Shares                           Paid-In        Retained      Treasury
  per share amounts)                  Outstanding        Amount          Capital        Earnings        Stock
--------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999          8,316,840            $88           $62,282       $145,337       $(7,195)

     Net income                              --             --                 -          8,279            --

     Dividends to stockholders,
       $0.05 per common share                --             --                 -           (416)           --

   Purchase of treasury shares         (271,200)            --                 -             --        (3,801)

   Stock option exercised                   500             --                (4)            --             7

   Deferred stock awards                     --             --               679             --            --
--------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2000             8,046,140            $88           $62,957       $153,200      $(10,989)
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

================================================================================================================
                                                                                    THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                                  2000              1999
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  8,279          $  7,669
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Loss from property disposals                                                         40                --
      Depreciation and amortization                                                       535               508
      Deferred income taxes                                                             1,034             1,225
      Decrease (increase) in cash held in escrow                                           76              (751)
      Decrease in receivables                                                          11,380            15,670
      Increase in inventories                                                         (32,283)          (40,049)
      Decrease (increase) in other assets                                               1,236              (684)
      Increase in accounts payable                                                      4,887             1,205
      Decrease in accrued liabilities                                                 (16,094)          (12,141)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                        (189)             (140)
----------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                        (21,099)          (27,488)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (148)             (306)
   Investment in unconsolidated joint ventures and
      limited liability companies                                                     (11,666)           (4,386)
   Distributions from unconsolidated joint ventures and
      limited liability companies                                                         211               175
---------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                        (11,603)           (4,517)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                   36,670            23,995
   Principal repayments of mortgage notes payable                                        (510)              (31)
   Net increase in customer deposits                                                    2,764             2,755
   Dividends paid                                                                        (416)             (440)
   Proceeds from exercise of stock options                                                  3                --
   Payments to acquire treasury shares                                                 (3,801)             (140)
----------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     34,710            26,139
---------------------------------------------------------------------------------------------------------------

         Net increase (decrease) in cash                                                2,008            (5,866)
         Cash balance at beginning of year                                              5,665            10,068
---------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                               $  7,673          $  4,202
===============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                           $  3,829          $  2,887
      Income taxes                                                                   $  2,681          $  5,121
NON-CASH TRANSACTIONS DURING THE PERIOD:
   Land acquired with mortgage notes payable - net                                   $    738          $     --
   Single-family lots distributed from unconsolidated joint ventures and
      limited liability companies                                                    $  6,279          $  6,080
   Deferred stock awards                                                             $    679          $  1,245
===============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for the full year.

   It is suggested that these consolidated financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

   In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial results for the interim periods presented.

NOTE 2.  INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three months ended March 31, 2000 and 1999 is as follows:

                                                    Three Months Ended March 31,
(Dollars in thousands)                                 2000              1999
-------------------------------------------------------------------------------

Interest capitalized, beginning of period           $ 8,886           $ 7,957
Interest incurred                                     4,612             3,236
Interest expensed                                    (4,184)           (3,136)
--------------------------------------------------------------------------------

Interest capitalized, end of period                 $ 9,314           $ 8,057
================================================================================

NOTE 3.  CONTINGENCIES

   At March 31, 2000, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $164.8 million.

NOTE 4.  PER SHARE DATA

   Per share data is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

NOTE 5.  DIVIDENDS

   On April 21, 2000, the Company paid to the stockholders of record on April 3, 2000 a cash dividend of $0.05 per share. On April 19, 2000, the Board of Directors approved a $0.05 per share cash dividend payable to stockholders of record of its common stock on July 3, 2000, payable on July 21, 2000.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                                FORM 10-Q PART I
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended March 31, 2000 was $173.9 million, a 16.8% increase over the $148.8 million recorded for the comparable period of 1999. Homebuilding revenue increased by $25.4 million and financial services revenue decreased by $0.3 million. The increase in homebuilding revenue was the result of increases in housing and land revenues of $23.8 million and $1.6 million, respectively. The increase in housing revenue for the first quarter of 2000 in comparison with the prior year was attributable to 54 additional Homes Delivered and an 8.4% increase in the average sales price of Homes Delivered. The increase in land revenue was primarily the result of lots sold to third parties in the Washington, D.C. market. While fewer lots were sold in comparison to the comparable period of 1999, sales prices were significantly higher. Financial services revenue decreased due to a decrease in the revenue earned from the sale of loans.

         Income Before Income Taxes. Income before income taxes for the first quarter of 2000 was a record $13.5 million, a $0.8 million increase over the comparable period of 1999. The increase was primarily the result of an increase in homebuilding revenue partially offset by a decrease in income before income taxes for the financial services segment. Homebuilding revenue increased 17.6% over 1999, however, homebuilding income before income taxes increased only 2.2%. This was due to a decrease in gross margin from 19.8% to 19.2%. Unallocated amounts include interest from other segments along with salaries and other administrative expenses which are not identifiable with a specific segment.

         The information below is presented in conformity with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" for all periods presented.

                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                          2000                     1999
--------------------------------------------------------------------------------
Revenue:
    Homebuilding                              $169,509                 $144,152
    Financial services                           5,180                    5,499
    Intersegment                                  (833)                    (827)
--------------------------------------------------------------------------------
        TOTAL REVENUE                         $173,856                 $148,824
--------------------------------------------------------------------------------
Income Before Income Taxes:
    Homebuilding                              $  5,441                 $  5,325
    Financial services                           3,733                    4,048
    Unallocated amounts                          4,342                    3,303
-------------------------------------------------------------------------------
        TOTAL INCOME BEFORE INCOME TAXES      $ 13,516                 $ 12,676
--------------------------------------------------------------------------------

HOMEBUILDING SEGMENT

The following table sets forth certain information related to our homebuilding segment:

                                                                                   THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                                2000             1999
===============================================================================================================
Revenue:
   Housing sales                                                                    $164,329        $140,576
   Land and lot sales                                                                  4,759           3,116
   Other income                                                                          421             460
---------------------------------------------------------------------------------------------------------------
Total revenue                                                                       $169,509        $144,152
===============================================================================================================
Revenue:
   Housing sales                                                                        96.9%           97.5%
   Land and lot sales                                                                    2.9             2.2
   Other income                                                                          0.2             0.3
---------------------------------------------------------------------------------------------------------------
Total revenue                                                                          100.0           100.0
Land and housing costs                                                                  80.8            80.2
---------------------------------------------------------------------------------------------------------------
Gross margin                                                                            19.2            19.8
General and administrative expenses                                                      3.0             3.5
Selling expenses                                                                         6.8             7.2
---------------------------------------------------------------------------------------------------------------
Operating income                                                                         9.4             9.1
Allocated expenses                                                                       6.2             5.4
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                               3.2%            3.7%
===============================================================================================================
MIDWEST REGION
Unit data:
   New contracts, net                                                                    725             755
   Homes delivered                                                                       461             429
   Backlog at end of period                                                            1,655           1,648
Average sales price of homes in Backlog                                             $    197        $    185
Aggregate sales value of homes in Backlog                                           $325,000        $305,000
Number of active subdivisions                                                             80              73
===============================================================================================================
FLORIDA REGION
Unit data:
   New contracts, net                                                                    182             175
   Homes delivered                                                                       136             117
   Backlog at end of period                                                              413             391
Average sales price of homes in Backlog                                             $    213        $    198
Aggregate sales value of homes in Backlog                                           $ 88,000        $ 77,000
Number of active subdivisions                                                             26              25
===============================================================================================================
NORTH CAROLINA, VIRGINIA AND MARYLAND, AND ARIZONA REGION
Unit data:
   New contracts, net                                                                    199             237
   Homes delivered                                                                       146             143
   Backlog at end of period                                                              449             462
Average sales price of homes in Backlog                                             $    351        $    344
Aggregate sales value of homes in Backlog                                           $158,000        $159,000
Number of active subdivisions                                                             36              40
===============================================================================================================
TOTAL
Unit data:
   New contracts, net                                                                  1,106           1,167
   Homes delivered                                                                       743             689
   Backlog at end of period                                                            2,517           2,501
Average sales price of homes in Backlog                                             $    227        $    216
Aggregate sales value of homes in Backlog                                           $571,000        $541,000
Number of active subdivisions                                                            142             138
===============================================================================================================

         A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer.

         "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. In the first three months of 2000, the Company delivered 743 homes, most of which were homes under contract in Backlog at December 31, 1999. The cancellation rate of homes in Backlog at December 31, 1999 and 1998 was 8.4% and 10.5% as of March 31, 2000 and 1999, respectively. For homes in Backlog at December 31, 1998, the final cancellation percentage was 11.1%. Unsold speculative homes, which are in various stages of construction, totaled 129 and 130 at March 31, 2000 and 1999, respectively.

         Total Revenue. Total revenue for the homebuilding segment for the quarter ended March 31, 2000 was $169.5 million, a 17.6% increase over 1999's first quarter. The increase consisted of an increase in housing revenue of 16.9% and an increase in land revenue of 52.7%. Housing revenue increased as a result of a 7.8% increase in Homes Delivered. Homes Delivered were higher in all of the Company's markets with the exception of West Palm Beach, Raleigh and Washington, D.C. The increase in housing revenue was also due to an 8.4% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all regions due to product mix and higher land and regulatory costs which were passed on to the home buyer. The Phoenix market had the most significant impact on the increase due to an increase in the number of Homes Delivered and a substantially higher average sales price. The increase in land revenue from $3.1 million to $4.8 million was primarily attributable to higher sales prices for lot sales in the Washington, D.C. market in comparison to the first quarter of 1999. There were 13 fewer lots sold at an average sales price which was significantly higher than last year's first quarter.

         Home Sales and Backlog. New Contracts in the first quarter of 2000 decreased slightly from 1999's first quarter. An increase in New Contracts for the Florida region was offset by decreases for our other regions. New Contracts recorded in April 2000 were 6.7% lower than New Contracts recorded in April 1999; however, it was the second best April in our history. We believe the decrease was primarily attributable to increases in sales prices to cover increased material and labor costs, and three increases in the prime lending rate during the third and fourth quarters of 1999. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         At March 31, 2000, our Backlog consisted of 2,517 homes with an approximate sales value of $571.0 million. This represents a 0.6% increase in units and a 5.5% increase in sales value in comparison to the first quarter of 1999. The average sales price of homes in backlog increased by 5.1% with increases occurring in virtually all of our markets. Sales price increases are the result of building in more upscale and niche subdivisions as well as increases to cover increased material and labor costs.

         Gross Margin. The overall gross margin for the homebuilding segment was 19.2% for the three month period ended March 31, 2000 compared to 19.8% for the three month period ended March 31, 1999. Housing gross margin decreased from 20.5% to 19.9% and the land gross margin remained fairly consistent at 11.3% compared to 11.4% for 1999's first quarter. The decrease in housing gross margin was the result of increases in lumber costs and higher closing costs due to fees paid to extend loans beyond their original term caused by a delay in the delivery of homes.

         General and Administrative Expenses. General and administrative expenses increased to $5.1 million, or 3.0% of revenue, for the first three months of 2000 compared to $5.0 million, or 3.5% of revenue, for the first three months of 1999. The increase in dollars was primarily attributable to increases in payroll and related costs that were required to support the growth in revenue and operations. Real estate taxes also increased as a result of an increase in our investment in land development activities.

         Selling Expenses. Selling expenses increased 11.2%, from $10.3 million, or 7.2% of revenue, for the first quarter of 1999 to $11.5 million, or 6.8% of revenue, for the first quarter of 2000. The increase primarily related to additional sales commissions paid to outside Realtors and internal salespeople resulting from the increase in Homes Delivered. Model expenses also increased slightly.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the Company's financial services segment:

                                                   Three Months Ended March 31,
(Dollars in thousands)                                       2000      1999
================================================================================
Number of loans originated                              587             568
   Revenue:
   Loan origination fees                             $  907          $  797
   Sale of loans                                      3,079           3,602
   Other                                              1,194           1,100
--------------------------------------------------------------------------------
Total Revenue                                         5,180           5,499
--------------------------------------------------------------------------------

General and administrative expenses                   1,447           1,451
--------------------------------------------------------------------------------
Operating Income                                     $3,733          $4,048
================================================================================

         Total Revenue. Total revenue for the three months ended March 31, 2000 was $5.2 million, a 5.8% decrease from the $5.5 million recorded for the comparable period of the prior year. Loan origination fees increased 13.8% from the first quarter of 1999 compared to the first quarter of 2000. This increase was due to a 3.3% increase in loans originated along with an increase the in average loan amount. Special financing programs and competitive market conditions also reduced loan origination fees in the first quarter of 1999.

         Revenue from the sale of loans decreased 14.5% from $3.6 million for the three months ended March 31, 1999 to $3.1 million for the three months ended March 31, 2000. The decrease was primarily due to a shift from fixed rate to adjustable rate mortgages as a result of increasing interest rates, causing lower servicing release premiums from investors.

         Revenue from other sources increased 8.5% from $1.1 million for the three months ended March 31, 1999 to $1.2 million for the three months ended March 31, 2000. This was primarily due to increased earnings from title services as a result of the increase in Homes Delivered.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2000 and 1999 were $1.4 million. There was no significant change in expenses from the comparable period of the prior year.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased from $1.7 million for the three months ended March 31, 1999 to $2.3 million for the three months ended March 31, 2000. As a percentage of total revenue, general and administrative expenses increased to 1.3% for the three months ended March 31, 2000 from 1.2% for the comparable period in the prior year. The increase in dollars was a result of various general and administrative expenses increasing as a result of an increase in profitability.

         Interest Expense. Corporate and homebuilding interest expense for the first quarter of 2000 totaled $4.2 million, a 33.4% increase from the $3.1 million recorded for the comparable period of the prior year. Interest expense was higher due to an increase in the average borrowings outstanding which increased due to a significant increase in our backlog and land inventories. This was partially offset by an increase in capitalized interest which increased due to a significant increase in land under development.

         Income Taxes. The effective tax rate for the three months ended March 31, 2000 decreased to 38.8% from 39.5% for the comparable period of 1999. The decrease is primarily attributable to lower state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured.

         Notes Payable Banks. At March 31, 2000, we had bank borrowings outstanding of $178.0 million under our Bank Credit Facility. The Bank Credit Facility permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $250.0 million and (ii) our borrowing base. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. The Bank Credit Facility matures September 30, 2003, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable.

         We have reached an agreement in principal with our lenders to enter into a new bank loan agreement. The new agreement will increase the amount of credit, extend the term of the loan and make immaterial modifications to the covenants. We expect to finalize the new agreement by July 30, 2000. In addition, we continually explore and evaluate alternative sources from which to obtain additional capital.

         An additional $6.1 million was outstanding as of March 31, 2000 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for our customers and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The agreement terminates on June 22, 2001, at which time the unpaid balance is due.

         At March 31, 2000, we had the right to borrow up to $274.9 million under our credit facilities, including $24.9 million under the M/I Financial loan agreements (95% of the aggregate face amount of certain qualified mortgages). At March 31, 2000, we had $90.8 million of unused borrowing availability under our loan agreements. We also had approximately $47.3 million of completion bonds and letters of credit outstanding at March 31, 2000.

         Subordinated Notes. At March 31, 2000, there was $50.0 million of Senior Subordinated Notes outstanding. The notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Land and Land Development. Over the past several years, our land development activities and land holdings have increased significantly. Single-family lots, land and land development costs increased 5.3% from December 31, 1999 to March 31, 2000. This increase was primarily due to the shortage of qualified land developers in certain markets. Additionally, we developed more land due to the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. We continue to purchase some lots from outside developers under option contracts, when possible; however, we will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         The $46.0 million increase in notes payable banks - homebuilding operations from December 31, 1999 to March 31, 2000 reflects increased borrowings primarily attributable to increases in houses under construction and single-family lots, land and land development costs. Houses under construction increased $24.3 million from December 31, 1999 to March 31, 2000, and single-family lots, land and land development costs increased $13.5 million. Borrowing needs may continue to increase as we invest in land under development and developed lots, depending upon the market and competition.

         At March 31, 2000, mortgage notes payable outstanding were $14.9 million, secured by an office building, lots and land with a recorded book value of $19.3 million.

         Purchase of Treasury Shares. On February 15, 2000, our Board of Directors authorized the repurchase of up to 2,000,000 shares of outstanding common stock. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of March 31, 2000 we had purchased 780,200 shares at an average price of $14.40.

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates would also increase our interest expense because the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate for our outstanding debt for the three months ended March 31, 2000 was 8.2% compared to 8.3% for the three months ended March 31, 1999.

         In conjunction with our mortgage banking operations, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, we have generally been able to raise prices by amounts at least equal to our cost increases and, accordingly, have not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date a home is started through the date of close. However, in certain situations, unanticipated costs may occur between the time of start and the time a home is constructed, resulting in lower gross profit margins.

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

         General Real Estate, Economic and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations and increases in real estate taxes and other local government fees. Interest rate increases also adversely affect the industry as it is impossible to predict whether rates will be at levels that are attractive to prospective home buyers. The prime lending rate increased three times in the third and fourth quarters of 1999. This caused mortgage interest rates to increase, and we believe as a result, sales have decreased. If mortgage interest rates continue to increase, our business could be adversely affected.

         Land Development Activities. We develop the lots for a majority of our subdivisions. Therefore, our short- and long-term financial success will be dependent upon our ability to develop these subdivisions successfully. Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks. Before a subdivision generates any revenue, we must make material expenditures for items such as acquiring land and constructing subdivision infrastructure (such as roads and utilities).

         The Company's Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; the Virginia and Maryland suburbs of Washington, D.C.; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on our operations. For the three months ended March 31, 2000 approximately 40% of our housing revenue and a significant portion of our operating income were derived from operations in the Columbus market.

         Competition. The homebuilding industry is highly competitive. We compete in each of our local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the resale market for existing homes which provides certain attractions for home buyers over the new home market.

         Governmental Regulation and Environmental Considerations. The homebuilding industry is subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection (preservation of woodlands and hillside areas), building design, and construction and similar matters. This includes local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation affects construction activities, including construction materials which must be used in certain aspects of building design, as well as sales activities and other dealings with home buyers.

We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time consuming and expensive compliance programs.

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

         Risk of Material and Labor Shortages. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Recently, we experienced shortages in certain areas such as brick material and framing labor. Continued shortages in these areas could delay construction of homes which could adversely affect our business; however, at this time, we do not anticipate a material effect for fiscal year 2000.

         Significant Voting Control by Principal Shareholders. As of March 31, 2000, members of the Irving E. Schottenstein family owned approximately 35% of our outstanding common shares. Therefore, members of the Irving E. Schottenstein family have significant voting power.

         Quantitative and Qualitative Disclosures about Market Risk. Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities which permit borrowings up to $280.0 million. To minimize the effect of the interest rate fluctuation, we have three interest rate swap arrangements with certain banks for a total notional amount of $75.0 million. Under these agreements we pay a fixed rate of 5.10% on $25.0 million and 6.25% on $50.0 million.

         Assuming a hypothetical 10% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreements would partially offset the impact.

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At March 31, 2000, the notional principal amount under these forward sales agreements was approximately $150.0 million and the related fair value of these agreements was approximately $0.8 million. The hedging agreements outstanding at March 31, 2000 mature within 90-120 days. Gains or losses on these agreements are recognized at the time the loan is sold.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - none.

Item 2. Changes in Securities - none.

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders - none.

Item 5. Other Information - none.

Item 6. Exhibits and Reports on Form 8-K

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
10.1 Amended and Restated M/I Schottenstein Homes, Inc. Executives' Deferred Compensation Plan, dated April 19, 2000.

10.2     Company's 2000 Chief Executive Officer Bonus Program.

10.3     Company's 2000 President Bonus Program.

10.4     Company's 2000 Chief Operating Officer Bonus Program.

10.5     Company's 2000 Chief Financial Officer Bonus Program.

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

                                        M/I Schottenstein Homes, Inc.
                                        -----------------------------
                                                  (Registrant)


Date:  May 12, 2000                     by:  /s/ Robert H. Schottenstein
                                             ---------------------------
                                             Robert H. Schottenstein
                                             President and Director

Date:  May 12, 2000                     by:  /s/ Kerrii B. Anderson
                                             ----------------------
                                             Kerrii B. Anderson
                                             Senior Vice President,
                                             Chief Financial Officer, Assistant
                                             Secretary and Director
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                         DESCRIPTION                        PAGE #
--------------                         -----------                        ------

10.1              Amended and Restated M/I Schottenstein Homes, Inc.
                  Executives' Deferred Compensation Plan, dated
                  April 19, 2000.

10.2              Company's 2000 Chief Executive Officer Bonus Program.

10.3              Company's 2000 President Bonus Program.

10.4              Company's 2000 Chief Operating Officer Bonus Program.

10.5              Company's 2000 Chief Financial Officer Bonus Program.

27                Financial Data Schedule.