Form 10-Q
period 2000-06-30
M I SCHOTTENSTEIN HOMES INC
filed 2000-08-11
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JUNE 30, 2000
                                                 -------------

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

            Common stock, par value $.01 per share: 7,765,338 shares
                        outstanding as of August 11, 2000

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2000 (Unaudited) and
                  December 31, 1999                                           3

                  Unaudited Consolidated Statements of Income
                  for the Three Months and Six Months Ended
                  June 30, 2000 and 1999                                      4

                  Unaudited Consolidated Statement of Stockholders' Equity
                  for the Six Months Ended June 30, 2000                      5

                  Unaudited Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2000 and 1999             6

                  Notes to Interim Unaudited Consolidated Financial
                  Statements                                                  7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations            9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          20

         Item 2.  Changes in Securities and Use of Proceeds                  20

         Item 3.  Defaults upon Senior Securities                            20

         Item 4.  Submission of Matters to a Vote of Security Holders        20

         Item 5.  Other Information                                          20

         Item 6.  Exhibits and Reports on Form 8-K                           20

Signatures                                                                   21

Exhibit Index                                                                22

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,           December 31,
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)                                         2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
ASSETS

Cash                                                                            $ 11,850               $ 5,665
Cash held in escrow                                                                1,117                   828
Receivables                                                                       41,859                39,988
Inventories:
     Single-family lots, land and land development costs                         268,075               254,385
     Houses under construction                                                   204,346               163,266
     Model homes and furnishings - at cost (less accumulated depreciation:
         June 30, 2000 - $43;
         December 31, 1999 - $41)                                                 13,047                12,349
     Land purchase deposits                                                        2,265                 2,702
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
         June 30, 2000 - $6,653;
         December 31, 1999 - $5,733)                                              18,670                19,368
Investment in unconsolidated joint ventures and limited liability companies       25,656                20,238
OTHER ASSETS                                                                      12,922                12,773
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $599,807              $531,562
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                   $177,000              $132,000
Note payable bank - financial services operations                                 15,500                15,400
Mortgage notes payable                                                            17,359                14,675
Senior subordinated notes                                                         50,000                50,000
Accounts payable                                                                  80,476                63,198
Accrued compensation                                                               6,645                18,244
Accrued interest, warranty and other                                              22,652                23,827
CUSTOMER DEPOSITS                                                                 17,843                13,706
--------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           387,475               331,050
--------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock - $.01 par value;
     authorized 2,000,000 shares;
     none outstanding                                                                                        -
Common stock - $.01 par value;
     authorized  38,000,000 shares;
     issued  8,813,061 shares                                                         88                    88
Additional paid-in capital                                                        62,908                62,282
Retained earnings                                                                164,130               145,337
Treasury stock - at cost - 995,618 and 496,221 shares, respectively,
     HELD IN TREASURY AT JUNE 30, 2000 AND DECEMBER 31, 1999                     (14,794)               (7,195)
---------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  212,332               200,512
--------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $599,807              $531,562
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         2000          1999              2000            1999
-------------------------------------------------------------------------------------------------------------

REVENUE                                              $234,728         $213,513         $408,584        $362,337
---------------------------------------------------------------------------------------------------------------


Costs and expenses:
     Land and housing                                  185,458         167,212          321,293         281,801
     General and administrative                         11,728          11,485           20,657          19,585
     Selling                                            14,287          13,769           25,679          24,092
     INTEREST                                            4,753           3,572            8,937           6,708
---------------------------------------------------------------------------------------------------------------


TOTAL COSTS AND EXPENSES                               216,226         196,038          376,566         332,186
---------------------------------------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                              18,502          17,475           32,018          30,151
---------------------------------------------------------------------------------------------------------------


Income taxes (credit):
     Current                                             8,714           6,532           12,917          10,314
     DEFERRED                                           (1,544)            372             (510)          1,597
---------------------------------------------------------------------------------------------------------------


TOTAL INCOME TAXES                                       7,170           6,904           12,407          11,911
---------------------------------------------------------------------------------------------------------------


Net income                                           $  11,332        $ 10,571        $  19,611        $ 18,240
===============================================================================================================

Net income per common share:
     Basic                                           $    1.43        $   1.20        $    2.43        $   2.07
     Diluted                                         $    1.40        $   1.18        $    2.39        $   2.04
===============================================================================================================

Weighted average shares outstanding (in thousands):
     Basic                                               7,950           8,796            8,063           8,804
     Diluted                                             8,118           8,938            8,209           8,928
===============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)


--------------------------------------------------------------------------------

                         SIX MONTHS ENDED JUNE 30, 2000

--------------------------------------------------------------------------------


                                              Common Stock             Additional
(Dollars in thousands, except           Shares                           Paid-In        Retained      Treasury
  per share amounts)                  Outstanding        Amount          Capital        Earnings        Stock
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999          8,316,840           $88            $62,282        $145,337      $(7,195)

    Net income                                -             -                  -          19,611            -

    Dividends to stockholders,
        $0.10 per common share                -             -                  -            (818)           -

    Purchase of treasury shares        (519,500)            -                  -               -       (7,895)

    Stock options exercised              18,900             -                (61)              -          278

    Deferral of Executive and Director
       stock                                  -             -                705               -            -

    Executive deferred stock
      distributions                       1,203             -                (18)              -           18
-------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000              7,817,443          $88             $62,908        $164,130     $(14,794)
==============================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                                                   2000                1999
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $19,611              $18,240
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Loss from property disposals                                                         48                    7
      Depreciation and amortization                                                     1,060                1,050
      Deferred income taxes (credit)                                                     (510)               1,597
      Increase in cash held in escrow                                                    (289)                (374)
      (Increase) decrease in receivables                                               (1,871)               2,646
      Increase in inventories                                                         (40,687)             (75,312)
      Increase in other assets                                                           (230)                (138)
      Increase in accounts payable                                                     17,278               12,872
      Decrease in accrued liabilities                                                 (11,559)             (11,239)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                        (343)                (305)
-------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                        (17,492)             (50,956)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (327)                (733)
   Investment in unconsolidated joint ventures and limited liability companies        (14,869)              (7,092)
   Distributions from unconsolidated joint ventures and limited liability companies       438                  443

-------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                        (14,758)              (7,382)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                   45,100               56,210
   Principal repayments of mortgage notes payable                                      (2,306)                 (62)
   Net increase in customer deposits                                                    4,137                4,981
   Dividends paid                                                                        (818)                (880)
   Proceeds from exercise of stock options                                                217                   73
   Payments to acquire treasury shares                                                 (7,895)                (398)
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     38,435               59,924
------------------------------------------------------------------------------------------------------------------

         Net increase in cash                                                           6,185                1,586
         Cash balance at beginning of year                                              5,665               10,068
------------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                                $11,850             $ 11,654
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                           $  8,255             $  5,926
      Income taxes                                                                   $ 12,363             $ 12,417

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Land acquired with mortgage notes payable - net                                   $  4,990             $     -
   Single-family lots distributed from unconsolidated joint ventures and
      limited liability companies                                                    $  9,356             $ 10,207
   Deferral of Executive and Director stock                                          $    705             $  1,287
   Executive deferred stock distributions                                            $     18             $      -
==================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for the full year.

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


NOTE 2.      LOAN AGREEMENTS

   The Company has reached an agreement in principal with its lenders to enter into a new bank loan agreement. The new agreement will increase the amount of credit, extend the term of the loan, add one additional lender and make certain minor modifications to the covenants. The Company expects to execute the new agreement in the third quarter.


NOTE 3.      INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                             2000             1999                 2000            1999
-------------------------------------------------------------------------------------------------------------

Interest capitalized, beginning of period        $9,314           $8,057               $8,886          $7,957
Interest incurred                                 5,082            3,903                9,694           7,139
Interest expensed                                (4,753)          (3,572)              (8,937)         (6,708)
-------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period              $9,643           $8,388               $9,643          $8,388
=============================================================================================================


NOTE 4.      CONTINGENCIES

   At June 30, 2000, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $144.5 million.

NOTE 5.      PER SHARE DATA

   Per share data is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.


NOTE 6.      ACCOUNTING STANDARDS

   The Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," SAB 101A and SAB 101B in December 1999, March 2000 and June 2000, respectively. These bulletins summarize certain of the Commission's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The bulletins are effective no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management has not yet completed its analysis of these bulletins and their impact on the Company's financial statements and disclosures.

NOTE 7.      DIVIDENDS

   On April 21, 2000, the Company paid to the stockholders of record on April 3, 2000, a cash dividend of $0.05 per share. On April 19, 2000, the Board of Directors approved a $0.05 per share cash dividend payable to stockholders of record of its common stock on July 3, 2000, which was paid on July 21, 2000. Total dividends paid in 2000 through July 21 were $1.2 million.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended June 30, 2000 increased $21.2 million and for the six months ended June 30, 2000 increased $46.2 million over the comparable periods of 1999. For the three-month period, homebuilding revenue increased $21.4 million and financial services revenue decreased $0.1 million. For the six-month period, homebuilding revenue increased $46.8 million and financial services revenue decreased $0.4 million. The increases in homebuilding for both the three- and six-month periods consisted of housing revenue increases of $19.3 million and $43.1 million, respectively, and land revenue increases of $2.3 million and $3.9 million, respectively. The increases in housing revenue for both the three- and six-month periods were attributable to increases in the number of Homes Delivered of 39 and 93 units, respectively, and increases in the average sales price of Homes Delivered of 5.2% and 6.5%, respectively. The increases in land revenue for the three and six months ended June 30, 2000 were primarily due to an increase in the sales price of lots sold in the Virginia division from the comparable periods of 1999. The decrease in financial services revenue for the six months was primarily attributable to decreases in revenue earned from the sale of loans.

         Income Before Income Taxes. Income before income taxes increased 5.9% for the three months ended June 30, 2000 and 6.2% for the six months ended June 30, 2000 over the comparable periods of 1999. The increase for the three months ended June 30, 2000 related primarily to homebuilding, where income before income taxes increased from $12.7 million to $14.2 million. Income before income taxes for financial services remained constant at $2.7 million. The increase for the six months ended June 30, 2000 also related primarily to homebuilding, where income before income taxes increased from $18.1 million to $19.6 million. This was slightly offset by a decrease in income before income taxes for financial services from $6.7 million to $6.5 million. The increase in homebuilding for both the three- and six-month periods was due to the increase in the number of Homes Delivered and an increase in the average sales price of Homes Delivered. The increase was offset by a decrease in housing gross margin from 20.5% for both the three and six months ended June 30, 1999 to 19.9% for both the three and six months ended June 30, 2000. Unallocated amounts include interest from other segments along with salaries and other administrative expenses which are not identifiable with a specific segment.

         The information below is presented in conformity with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" for all periods presented.

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
(Dollars in thousands)                                 2000              1999            2000              1999
-------------------------------------------------------------------------------------------------------------------
Revenue:
    Homebuilding                                    $231,494         $210,090          $401,003         $354,242
    Financial services                                 4,348            4,460             9,528            9,959
    Intersegment                                      (1,114)          (1,037)           (1,947)          (1,864)
-------------------------------------------------------------------------------------------------------------------
        Total Revenue                               $234,728         $213,513          $408,584         $362,337
===================================================================================================================
Income Before Income Taxes:
    Homebuilding                                  $   14,182       $   12,749         $  19,623          $18,074
    Financial Services                                 2,729            2,667             6,462            6,714
    Unallocated amounts                                1,591            2,059             5,933            5,363
-------------------------------------------------------------------------------------------------------------------
        Total Income Before Income Taxes          $   18,502        $  17,475         $  32,018          $30,151
===================================================================================================================

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the homebuilding segment:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
(Dollars in thousands)                                     2000            1999           2000           1999
====================================================================================================================
Revenue:
   Housing sales                                        $226,336        $207,003       $390,665       $347,579
   Land and lot sales                                      4,994           2,737          9,753          5,853
   Other income                                              164             350            585            810
-------------------------------------------------------------------------------------------------------------------
Total Revenue                                           $231,494        $210,090       $401,003       $354,242
===================================================================================================================
Revenue:
   Housing sales                                            97.8%           98.5%          97.4%          98.1%
   Land and lot sales                                        2.1             1.3            2.4            1.7
   Other income                                              0.1             0.2            0.2            0.2
-------------------------------------------------------------------------------------------------------------------
Total Revenue                                              100.0           100.0          100.0          100.0
Land and housing costs                                      80.7            80.8           80.7           80.5
-------------------------------------------------------------------------------------------------------------------
Gross Margin                                                19.3            19.2           19.3           19.5
General and administrative expenses                          2.4             2.4            2.6            2.9
Selling expenses                                             6.2             6.5            6.4            6.8
-------------------------------------------------------------------------------------------------------------------
Operating Income                                            10.7            10.3           10.3            9.8
Allocated expenses                                           4.6             4.2            5.4            4.7
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   6.1             6.1            4.9            5.1
===================================================================================================================
MIDWEST REGION
Unit Data:
   New contracts, net                                        606             760          1,331          1,515
   Homes delivered                                           644             618          1,105          1,047
   Backlog at end of period                                1,617           1,790          1,617          1,790
Average sales price of homes in backlog              $       201        $   184$            201       $    184
Aggregate sales value of homes in backlog               $325,000        $330,000       $325,000       $330,000
Number of active subdivisions                                 80              75             80             75
===================================================================================================================
FLORIDA REGION
Unit Data:
   New contracts, net                                        224             185            406            360
   Homes delivered                                           186             173            322            290
   Backlog at end of period                                  451             403            451            403
Average sales price of homes in backlog                $     212        $    202       $    212       $    202
Aggregate sales value of homes in backlog              $  96,000        $ 82,000       $ 96,000       $ 82,000
Number of active subdivisions                                 28              27             28             27
===================================================================================================================
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit Data:
   New contracts, net                                        197             253            396            490
   Homes delivered                                           210             210            356            353
   Backlog at end of period                                  436             505            436            505
Average sales price of homes in backlog                $     355        $    335       $    355       $    335
Aggregate sales value of homes in backlog              $ 155,000        $169,000       $155,000       $169,000
Number of active subdivisions                                 32              38             32             38
===================================================================================================================
TOTAL
Unit Data:
   New contracts, net                                      1,027           1,198          2,133          2,365
   Homes delivered                                         1,040           1,001          1,783          1,690
   Backlog at end of period                                2,504           2,698          2,504          2,698
Average sales price of homes in backlog                $     230        $    215       $    230       $    215
Aggregate sales value of homes in backlog               $576,000        $581,000       $576,000       $581,000
Number of active subdivisions                                140             140            140            140
===================================================================================================================

         A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer.

         "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. In the first six months of 2000, we delivered 1,783 homes, most of which were homes under contract in Backlog at December 31, 1999. The cancellation rate of homes in Backlog at December 31, 1999 and 1998 was 10.9% and 11.5% as of June 30, 2000 and 1999, respectively. For the homes in Backlog at December 31, 1998, the final cancellation percentage was 11.1%. Unsold speculative homes, which are in various stages of construction, totaled 122 and 121 at June 30, 2000 and 1999, respectively.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Total Revenue. Total revenue for the homebuilding segment for the quarter ended June 30, 2000 was $231.5 million, a 10.2% increase over 1999's second quarter. The increase consisted of an increase in housing revenue of 9.3% and an increase in land revenue of 82.5%. Housing revenue increased as a result of a 3.9% increase in Homes Delivered. Homes Delivered were higher in all of our regions with the exception of Washington, D.C. where Homes Delivered were flat compared to a year ago. The increase in housing revenue was also due to a 5.2% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all regions due to product mix and higher land and regulatory costs which were passed on to the home buyer. The Phoenix market had the most significant impact on the increase due to an increase in the number of Homes Delivered and a substantially higher average sales price. The increase in land revenue from $2.7 million to $5.0 million was primarily attributable to higher volume and sales prices of lots sold in the Virginia division in comparison to the second quarter of 1999. There were 29 more lots sold at an average sales price which was significantly higher than last year's second quarter.

         Home Sales and Backlog. New Contracts in the second quarter of 2000 decreased 14.3% from 1999's second quarter. An increase in New Contracts for the Florida region was offset by decreases for our other regions. We believe the decrease was primarily attributable to increases in sales prices to cover increased material and labor costs, and six increases in the prime lending rate during the last twelve months. New Contracts recorded in July 2000 were 26% higher than New Contracts recorded in July 1999. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         At June 30, 2000, our Backlog consisted of 2,504 homes with an approximate sales value of $576.0 million. This represents a 7.2% decrease in units and a 0.9% decrease in sales value in comparison to the second quarter of 1999. The average sales price of homes in backlog increased by 7.0% with increases occurring in virtually all of our markets. Sales price increases are the result of building in more upscale and niche subdivisions as well as increases to cover increased material and labor costs.

         Gross Margin. The overall gross margin for the homebuilding segment was 19.3% for the three month period ended June 30, 2000 compared to 19.2% for the three month period ended June 30, 1999. Housing gross margin decreased from 20.5% to 19.9% and land gross margin increased from 7.4% to 17.4% compared to 1999's second quarter. The decrease in housing gross margin was the result of increases in material costs and higher closing costs due to fees paid to extend loans beyond their original term caused by a delay in the delivery of homes. We also deferred a portion of gross profit relating to models sold and leased back. The increase in land gross margin was the result of lots sold at significantly higher sales prices in our Virginia division.

         General and Administrative Expenses. General and administrative expenses increased to $5.5 million, or 2.4% of revenue, for the three months ended June 30, 2000 compared to $5.1 million, or 2.4% of revenue, for the same period in 1999. The increase in dollars was primarily attributable to real estate taxes. Real estate taxes increased as a result of an increase in our investment in land.

         Selling Expenses. Selling expenses increased 3.9%, from $13.7 million, or 6.5% of revenue, for the second quarter of 1999 to $14.3 million, or 6.2% of revenue, for the second quarter of 2000. The increase in dollars primarily related to additional sales commissions paid to outside Realtors and internal salespeople resulting from the increase in Homes Delivered. Model expenses also increased slightly.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Total Revenue. Total revenue for the homebuilding segment for the six months ended June 30, 2000 was $401.0 million, a 13.2% increase over the same period in 1999. The increase consisted of an increase in housing revenue of 12.4% and an increase in land revenue of 66.6%. Housing revenue increased as a result of a 5.5% increase in Homes Delivered. Homes Delivered were higher in all of our regions. The increase in housing revenue was also due to a 6.5% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all regions due to product mix and higher land and regulatory costs which were passed on to the home buyer. The Phoenix market had the most significant impact on the increase due to an increase in the number of Homes Delivered and a substantially higher average sales price. The increase in land revenue from $5.9 million to $9.8 million was primarily attributable to higher volume and sales prices of lots sold in the Virginia division in comparison to the first six months of 1999. There were 47 more lots sold at an average sales price which was significantly higher than last year's first six months.

         Home Sales and Backlog. New Contracts in the first six months of 2000 decreased 9.8% from the same period in 1999. An increase in New Contracts for the Florida region was offset by decreases for our other regions. We believe the decrease was primarily attributable to increases in sales prices to cover increased material and labor costs, and six increases in the prime lending rate during the last twelve months. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the homebuilding segment was 19.3% for the six month period ended June 30, 2000 compared to 19.5% for the six month period ended June 30, 1999. Housing gross margin decreased from 20.5% to 19.9% and land gross margin increased from 9.6% to 14.4% from 1999's first six months. The decrease in housing gross margin was the result of increases in material costs and higher closing costs due to fees paid to extend loans beyond their original term caused by a delay in the delivery of homes. We also deferred a portion of gross profit relating to models sold and leased back. The increase in land gross margin was the result of lots sold at significantly higher sales prices in our Virginia division.

         General and Administrative Expenses. General and administrative expenses increased to $10.6 million, or 2.6% of revenue, for the six months ended June 30, 2000 compared to $10.1 million, or 2.9% of revenue, for the same period in 1999. The increase in dollars was primarily attributable to increases in payroll and related costs that were required to support the growth in revenue and operations. Real estate taxes also increased as a result of an increase in our investment in land.

         Selling Expenses. Selling expenses increased 7.1%, from $24.1 million, or 6.8% of revenue, for the first six months of 1999 to $25.8 million, or 6.4% of revenue, for the first six months of 2000. The increase primarily related to additional sales commissions paid to outside Realtors and internal salespeople resulting from the increase in Homes Delivered. Model expenses also increased slightly.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to our financial services segment:

                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                           2000            1999                2000             1999
----------------------------------------------------------------------------------------------------------
Number of loans originated                        805             825               1,392            1,393

Revenue:
   Loan origination fees                       $1,251         $ 1,248              $2,158           $2,045
   Sale of servicing and marketing gains        1,699           1,810               4,778            5,412
   Other                                        1,398           1,402               2,592            2,502
----------------------------------------------------------------------------------------------------------
Total Revenue                                   4,348           4,460               9,528            9,959
----------------------------------------------------------------------------------------------------------

General and administrative expenses             1,619           1,793               3,066            3,245
----------------------------------------------------------------------------------------------------------
Operating Income                               $2,729         $ 2,667              $6,462           $6,714
==========================================================================================================

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Total Revenue. Total revenue for the three months ended June 30, 2000 was $4.3 million, a 2.5% decrease from the $4.5 million recorded for the comparable period of 1999. Loan origination fees remained constant at $1.2 million for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

         Revenue from the sale of loans decreased 6.1% from $1.8 million for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000. The decrease was primarily due to a shift from fixed rate to adjustable rate mortgages as a result of increasing interest rates, causing lower servicing release premiums from investors.

         Revenue from other sources remained unchanged at $1.4 million for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2000 were $1.6 million, a 9.7% decrease from the comparable period of the prior year. This decrease was due to lower expenses related to the decrease in revenue.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Total Revenue. Total revenue for the six months ended June 30, 2000 was $9.5 million, a 4.3% decrease from the $10.0 million recorded for the comparable period of 1999. Loan origination fees increased 5.5% from $2.0 million for the six months ended June 30, 1999 to $2.2 million for the six months ended June 30, 2000. This increase was due to an increase in the average loan amount, along with special financing programs that reduced loan origination fees in the first six months of 1999.

         Revenue from the sale of loans decreased 11.7% from $5.4 million for the six months ended June 30, 1999 to $4.8 million for the six months ended June 30, 2000. This was primarily due to a shift from fixed rate mortgages to adjustable rate mortgages as a result of increasing interest rates, causing lower servicing release premiums from investors.

         Revenue from other sources increased 3.6% from $2.5 million for the six months ended June 30, 1999 to $2.6 million for the six months ended June 30, 2000. This was primarily due to increased earnings from title services as a result of the increase in Homes Delivered.

         General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2000 were $3.1 million, a 5.5% decrease from the comparable period of the prior year. This decrease was due to lower expenses related to the decrease in revenue.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the three months ended June 30, 2000 remained flat at $4.6 million compared to the same period in the prior year. As a percentage of total revenue, corporate general and administrative expenses for the three months ended June 30, 2000 decreased to 2.0% from 2.2% from the comparable period in the prior year. Corporate general and administrative expenses increased from $6.3 million for the six months ended June 30, 1999 to $6.9 million for the six months ended June 30, 2000. However, as a percentage of total revenue, corporate general and administrative expenses remained flat at 1.7%. The increase in dollars was a result of various general and administrative expenses increasing as a result of an increase in profitability.

         Interest Expense. Corporate and homebuilding interest expense for the three and six months ended June 30, 2000 increased to $4.8 and $9.0 million, respectively, from $3.5 and $6.6 million recorded for the comparable periods of the prior year. Interest expense was higher in the current year due to an increase in the average borrowings outstanding. Average borrowings outstanding increased due to a significant increase in houses under construction and land development activities. Borrowings were also higher due to the purchase of treasury shares of approximately $15.0 million.

         Income Taxes. The effective tax rate for the three and six months ended June 30, 2000 decreased to 38.8% for both periods from 39.5% for the comparable periods of 1999. The decrease is primarily attributable to lower state taxes.

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

         Notes Payable Banks. At June 30, 2000, we had bank borrowings outstanding of $177.0 million under our Bank Credit Facility. The Bank Credit Facility permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $250.0 million and (ii) our borrowing base. Under the terms of the Bank Credit Facility, the banks will determine annually whether or not to extend the maturity date of the commitments by one year. The Bank Credit Facility matures September 30, 2003, at which time the unpaid balance of the revolving credit loans outstanding will be due and payable.

         The Company has reached an agreement in principal with its lenders to enter into a new bank loan agreement. The new agreement will increase the amount of credit, extend the term of the loan, add one additional lender and make certain minor modifications to the covenants. The Company expects to execute the new agreement in the third quarter.

         An additional $15.5 million was outstanding as of June 30, 2000 under the M/I Financial loan agreement, which permits borrowings of $30.0 million to finance mortgage loans initially funded by M/I Financial for our customers and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The agreement terminates on June 22, 2001, at which time the unpaid balance is due.

         At June 30, 2000, we had the right to borrow up to $280.0 million under our credit facilities, including $30.0 million under the M/I Financial loan agreement. At June 30, 2000, we had $87.5 million of unused borrowing availability under our loan agreements. We also had approximately $57.6 million of completion bonds and letters of credit outstanding at June 30, 2000.

         Subordinated Notes. At June 30, 2000, there was $50.0 million of Senior Subordinated Notes outstanding. The notes bear interest at a fixed rate of 9.51% and mature August 29, 2004.

         Land and Land Development. Over the past several years we have increased our land development activities and land holdings. Single-family lots, land and land development costs increased 5.4% from December 31, 1999 to June 30, 2000. This increase was primarily due to the shortage of qualified land developers in certain markets. Additionally, we developed more land due to the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. We continue to purchase some lots from outside developers under option contracts, when possible; however, we will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         The $45.0 million increase in notes payable banks - homebuilding operations, from December 31, 1999 to June 30, 2000 reflects increased borrowings primarily attributable to the increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $41.1 million from December 31, 1999 to June 30, 2000, while single-family lots, land and land development increased $13.7 million. Borrowing needs may continue to increase as we invest in land under development and developed lots, depending upon the market and competition.

         At June 30, 2000, mortgage notes payable outstanding were $17.4 million, secured by an office building, lots and land with a recorded book value of $22.8 million.

         Purchase of Treasury Shares. On February 15, 2000, our Board of Directors authorized the repurchase of up to 2,000,000 shares of outstanding common stock. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of June 30, 2000 we had purchased 1,028,500 shares at an average price of $14.90.

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates would also increase our interest expense because the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate for our outstanding debt for the six months ended June 30, 2000 and 1999 was 8.2%.

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

         General Real Estate, Economic and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations and increases in real estate taxes and other local government fees. Interest rate increases also adversely affect the industry as it is impossible to predict whether rates will be at levels that are attractive to prospective home buyers. The prime lending rate increased six times in the last twelve months. This caused mortgage interest rates to increase, and we believe as a result, sales have decreased. If mortgage interest rates continue to increase, our business could be adversely affected.

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

         The Company's Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; the Virginia and Maryland suburbs of Washington, D.C.; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on our operations. For the six months ended June 30, 2000 approximately 40% of our housing revenue and a significant portion of our operating income were derived from operations in the Columbus market.

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

         Significant Voting Control by Principal Shareholders. As of June 30, 2000, members of the Irving E. Schottenstein family owned approximately 36% of our outstanding common shares. Therefore, members of the Irving E. Schottenstein family have significant voting power.

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

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At June 30, 2000, the notional principal amount under these forward sales agreements was approximately $149.0 million and the related fair value of these agreements was a loss of approximately $0.6 million. The hedging agreements outstanding at June 30, 2000 mature within 90-120 days. Gains or losses on these agreements are recognized at the time the loan is sold.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS -  none.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - none.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - none.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 19, 2000, the Company held its 2000 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms and whether to ratify the appointment of Deloitte & Touche LLP as the independent accountants and auditors for fiscal year 2000. The results of the voting are as follows:

         1.   ELECTION OF DIRECTORS

                                                FOR                  WITHHELD

              Thomas D. Igoe                  7,716,209                49,970
              Steven Schottenstein            7,725,846                40,333
              Lewis R. Smoot, Sr.             7,709,008                57,171

2.       TO RATIFY THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS THE INDEPENDENT
         ---------------------------------------------------------------------
         ACCOUNTANTS AND AUDITORS FOR FISCAL YEAR 2000
         ---------------------------------------------

              For                                         7,762,389
              Against                                         1,401
              Abstain                                         2,389


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

                                   M/I Schottenstein Homes, Inc.
                                   -----------------------------
                                             (Registrant)


Date:    August 11, 2000           by:      /S/ Robert H. Schottenstein
                                            ---------------------------
                                            Robert H. Schottenstein
                                            President and Director



Date:    August 11, 2000           by:      /S/ Kerrii B. Anderson
                                            ----------------------
                                            Kerrii B. Anderson
                                            Senior Vice President,
                                            Chief Financial Officer, Assistant
                                            Secretary and Director
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                       DESCRIPTION                 PAGE NO.
     ------                       -----------                 --------

       27         Financial Data Schedule.