Form 10-Q
period 2000-09-30
M I SCHOTTENSTEIN HOMES INC
filed 2000-11-14
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended SEPTEMBER 30, 2000

                                       OR

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from _____ to _____

           Commission file number 1-12434

                          M/I SCHOTTENSTEIN HOMES, INC.
             (Exact name of registrant as specified in its charter)

                OHIO                                    31-1210837
        (State of incorporation)           (I.R.S. Employer Identification No.)

       3 EASTON OVAL, SUITE 500, COLUMBUS, OHIO            43219
       (Address of principal executive offices)          (Zip Code)

                                 (614) 418-8000
                               (Telephone number)

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

            Common stock, par value $.01 per share: 7,659,517 shares
                       outstanding as of November 14, 2000

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                       PAGE
PART I.      FINANCIAL INFORMATION                                                    NUMBER

             Item 1.    Consolidated Financial Statements:

                        Consolidated Balance Sheets
                        September 30, 2000 (Unaudited) and
                        December 31, 1999                                                3

                        Unaudited Consolidated Statements of Income
                        for the Three Months and Nine Months Ended
                        September 30, 2000 and 1999                                      4

                        Unaudited Consolidated Statement of Stockholders' Equity
                        for the Nine Months Ended September 30, 2000                     5

                        Unaudited Consolidated Statements of Cash Flows
                        for the Nine Months Ended  September 30, 2000 and 1999           6

                        Notes to Interim Unaudited Consolidated Financial
                        Statements                                                       7

             Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                 9

PART II.     OTHER INFORMATION

             Item 1.    Legal Proceedings                                               20

             Item 2.    Changes in Securities and Use of Proceeds                       20

             Item 3.    Defaults Upon Senior Securities                                 20

             Item 4.    Submission of Matters to a Vote of Security Holders             20

             Item 5.    Other Information                                               20

             Item 6.    Exhibits and Reports on Form 8-K                                20

Signatures                                                                              21

Exhibit Index                                                                           22

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 30,         December 31,
                                                                                  2000                  1999
(Dollars in thousands, except par values                                      (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                            $  9,684              $  5,665
Cash held in escrow                                                                  594                   828
Receivables                                                                       42,090                39,988
Inventories:
     Single-family lots, land and land development costs                         272,039               254,385
     Houses under construction                                                   201,380               163,266
     Model homes and furnishings - at cost (less accumulated depreciation:
         September 30, 2000 - $46; December 31, 1999 - $41)                       11,589                12,349
     Land purchase deposits                                                        2,234                 2,702
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
         September 30, 2000 - $7,088; December 31, 1999 - $5,733)                 18,472                19,368
Investment in unconsolidated joint ventures and limited liability companies       26,357                20,238
Other assets                                                                      15,020                12,773
--------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $599,459              $531,562
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                   $162,600              $132,000
Note payable bank - financial services operations                                 18,475                15,400
Mortgage notes payable                                                            16,259                14,675
Senior subordinated notes                                                         50,000                50,000
Accounts payable                                                                  76,230                63,198
Accrued compensation                                                              10,929                18,244
Accrued interest, warranty and other                                              25,538                23,827
Customer deposits                                                                 16,328                13,706
--------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES                                                           376,359               331,050
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
Preferred stock - $.01 par value; authorized 2,000,000 shares;
       none outstanding                                                                -                     -
Common stock - $.01 par value; authorized 38,000,000 shares;
       issued 8,813,061 shares                                                        88                    88
Additional paid-in capital                                                        62,807                62,282
Retained earnings                                                                176,120               145,337
Treasury stock - at cost - 1,056,561 and 496,221 shares, respectively,
     held in treasury at September 30, 2000 and  December 31, 1999               (15,915)               (7,195)
--------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  223,100               200,512
--------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $599,459              $531,562
====================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
(Dollars in thousands, except per share amounts)    2000              1999               2000              1999
--------------------------------------------------------------------------------------------------------------------
Revenue                                          $ 245,582         $ 235,106          $ 654,166         $ 597,443
--------------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Land and housing                              193,040           184,799            514,333           466,600
     General and administrative                     13,497            12,762             34,154            32,347
     Selling                                        14,014            14,091             39,693            38,183
     Interest                                        4,817             3,383             13,754            10,091
--------------------------------------------------------------------------------------------------------------------

Total costs and expenses                           225,368           215,035            601,934           547,221
--------------------------------------------------------------------------------------------------------------------

Income before income taxes                          20,214            20,071             52,232            50,222
--------------------------------------------------------------------------------------------------------------------

Income tax expense (credit):
     Current                                         8,694             8,823             21,611            19,137
     Deferred                                         (861)             (895)            (1,371)              702
--------------------------------------------------------------------------------------------------------------------

Total income tax expense                             7,833             7,928             20,240            19,839
--------------------------------------------------------------------------------------------------------------------

Net income                                       $  12,381         $  12,143          $  31,992         $  30,383
====================================================================================================================

Net income per common share:
     Basic                                       $    1.59         $    1.38          $    4.02         $    3.45
     Diluted                                     $    1.56         $    1.36          $    3.94         $    3.41
====================================================================================================================

Weighted average shares outstanding (in thousands):
     Basic                                           7,769             8,782              7,964             8,797
     Diluted                                         7,955             8,915              8,123             8,921
===================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                        NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------------

                                              Common Stock             Additional
(Dollars in thousands, except           Shares                           Paid-In        Retained      Treasury
  per share amounts)                  Outstanding        Amount          Capital        Earnings        Stock
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          8,316,840           $88              $62,282       $145,337    $ (7,195)

    Net income                                -             -                   -          31,992           -

    Dividends to stockholders,
        $0.15 per common share                -             -                   -          (1,209)          -

    Purchase of treasury shares        (599,750)            -                   -               -       (9,239)

    Stock options exercised              34,900             -                 (143)             -         453

    Deferral of executive and
      director stock                          -             -                  732                          -

    Executive deferred stock
      distributions                       4,510             -                  (64)             -          66
--------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2000         7,756,500           $88              $62,807       $176,120    $(15,915)
====================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                                          NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
(Dollars in thousands)                                                                    2000             1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $   31,992            $  30,383
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Loss from property disposals                                                         53                   12
      Depreciation and amortization                                                     1,577                1,623
      Deferred income taxes (credit)                                                   (1,371)                 702
      Decrease (increase) in cash held in escrow                                          234                  (89)
      (Increase) decrease in receivables                                               (2,102)               4,068
      Increase in inventories                                                         (35,877)             (93,282)
      Increase in other assets                                                         (2.368)              (1,177)
      Increase in accounts payable                                                     13,032               20,672
      Decrease in accrued liabilities                                                  (3,501)              (5,022)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                        (555)                (409)
--------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) operating activities                            1,114              (42,519)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (607)              (1,317)
   Investment in unconsolidated joint ventures and limited liability companies        (19,604)             (15,838)
   Distributions from unconsolidated joint ventures and limited liability companies       679                  615
--------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                        (19,532)             (16,540)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                   33,675               51,600
   Principal repayments of mortgage notes payable                                      (3,724)                 (94)
   Net increase in customer deposits                                                    2,622                4,842
   Dividends paid                                                                      (1,209)              (1,320)
   Proceeds from exercise of stock options                                                312                  143
   Payments to acquire treasury shares                                                 (9,239)                (957)
--------------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                     22,437               54,214
--------------------------------------------------------------------------------------------------------------------

         Net increase (decrease) in cash                                                4,019               (4,845)
         Cash balance at beginning of year                                              5,665               10,068
--------------------------------------------------------------------------------------------------------------------

         Cash balance at end of period                                             $    9,684            $   5,223
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                         $   13,291            $   9,271
      Income taxes                                                                 $   21,415            $  20,600

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Land acquired with mortgage notes payable - net                                 $    5,308            $   3,031
   Single-family lots distributed from unconsolidated joint ventures and
      limited liability companies                                                  $   13,361            $  15,140
   Deferral of executive and director stock                                        $      732            $   1,287
   Executive deferred stock distributions                                          $      (64)           $       -
====================================================================================================================

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for the full year.

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

NOTE 2.  LOAN AGREEMENTS

   On August 23, 2000 the Company entered into a new bank loan agreement. The new agreement increased the amount of credit, extended the term of the loan, added one additional lender and made certain minor modifications to the covenants.

NOTE 3.  INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and nine months ended September 30, 2000 and 1999 is as follows:


                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                            2000             1999                 2000            1999
-----------------------------------------------------------------------------------------------------------------
Interest capitalized, beginning of period       $  9,643         $  8,388              $  8,886        $  7,957
Interest incurred                                  5,192            4,007                14,886          11,146
Interest expensed                                 (4,817)          (3,383)              (13,754)        (10,091)
-----------------------------------------------------------------------------------------------------------------
Interest capitalized, end of period             $ 10,018         $  9,012              $ 10,018        $  9,012
=================================================================================================================

NOTE 4.  CONTINGENCIES

   At September 30, 2000, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $139 million.

NOTE 5.  PER SHARE DATA

   Per share data is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

NOTE 6.  ACCOUNTING STANDARDS

   The Securities and Exchange Commission published Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," SAB 101A and SAB 101B in December 1999, March 2000 and June 2000, respectively. These bulletins summarize certain of the Commission's views on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The bulletins are effective no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management believes that these bulletins will have no material impact on the Company's financial statements and disclosures.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed a team to implement SFAS 133 for the Company. This team has been implementing an SFAS 133 compliant risk management information system, educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 7.  DIVIDENDS

   On July 21, 2000, the Company paid to the stockholders of record on July 3, 2000, a cash dividend of $0.05 per share. On August 15, 2000, the Board of Directors approved a $0.05 per share cash dividend payable to stockholders of record of its common stock on October 2, 2000, which was paid on October 23, 2000. Total dividends paid in 2000 through October 23 were $1.6 million.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

CONSOLIDATED

      Total Revenue. Total revenue for the three months ended September 30, 2000 increased $10.5 million and for the nine months ended September 30, 2000 increased $56.7 million over the respective periods in 1999. For the three-month period, homebuilding revenue increased $9.7 million and financial services revenue increased $0.6 million. For the nine-month period, homebuilding revenue increased $56.4 million and financial services revenue increased $0.2 million. The increase in homebuilding for the three-month period consisted of an increase in housing revenue of $10.2 million offset by a decrease in land revenue of $0.3 million. The increase for the nine-month period consisted of an increase in housing revenue of $53.3 million and an increase in land revenue of $3.6 million. The increase in housing revenue for the three-month period was attributable to an increase in the average sales price of Homes Delivered of 6.3% offset by 19 fewer Homes Delivered. For the nine-month period, the increase in housing revenue was attributable to an increase in the average sales price of Homes Delivered of 6.4% in addition to 74 more Homes Delivered. The increase in land revenue for the nine months ended September 30, 2000 was primarily due to increased lots sold in the Washington, D.C. region offset slightly by lot sales in the Phoenix market in the first nine months of 1999 that did not occur in 2000. The increase in financial services revenue for the three months was attributable to increases in loan origination fees, revenue earned from the sale of loans due to an increase in the number of loans sold, and title services. For the nine months, the increase in financial services revenue was related to an increase in loan origination fees and title services, partially offset by a decrease in revenue earned from the sale of loans.

      Income Before Income Taxes. Income before income taxes increased 0.7% for the three months ended September 30, 2000 and 4.0% for the nine months ended September 30, 2000 over the respective periods in 1999. The increase for the three months consisted of an increase in financial services net income before tax of 23.5% offset by a decrease in homebuilding net income before tax of 12.1%. The increase for the nine months consisted of a 2.7% increase in financial services net income before tax offset by a 1.2% decrease in homebuilding net income before tax. The homebuilding decrease for the three-month period was the result of a decrease in the number of Homes Delivered offset by increases in the average sales price of Homes Delivered and in gross margin. The homebuilding decrease for the nine-month period was the result of a decrease in gross margin offset by increases in the number of Homes Delivered and in the average selling price. Unallocated amounts include interest from other segments along with salaries and other administrative expenses that are not identifiable with a specific segment.

SEGMENT INFORMATION


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                        2000          1999         2000         1999
----------------------------------------------------------------------------------------------
Revenue:
    Homebuilding                           $ 242,745    $ 233,087    $ 643,748    $ 587,329
    Financial services                         4,193        3,561       13,721       13,519
    Intersegment                              (1,356)      (1,542)      (3,303)      (3,405)
----------------------------------------------------------------------------------------------

   Total Revenue                           $ 245,582    $ 235,106      654,166    $ 597,443
----------------------------------------------------------------------------------------------
Income Before Income Taxes:
    Homebuilding                           $  14,281    $  16,240    $  33,904    $  34,315
    Financial services                         2,572        2,084        9,034        8,799
    Unallocated amounts                        3,361        1,747        9,294        7,108
----------------------------------------------------------------------------------------------

        Total Income Before Income Taxes   $  20,214    $  20,071    $  52,232    $  50,222
==============================================================================================

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the homebuilding segment:


                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
(Dollars in thousands)                                     2000         1999      2000         1999
-------------------------------------------------------------------------------------------------------
Revenue:
   Housing sales                                        $237,573    $227,387    $628,238    $574,966
   Land and lot sales                                      4,876       5,181      14,629      11,034
   Other income                                              296         519         881       1,329
-------------------------------------------------------------------------------------------------------
Total Revenue                                           $242,745    $233,087    $643,748    $587,329
=======================================================================================================
Revenue:
   Housing sales                                            97.9%       97.6%       97.6%       97.9%
   Land and lot sales                                        2.0         2.2         2.3         1.9
   Other income                                              0.1         0.2         0.1         0.2
-------------------------------------------------------------------------------------------------------
Total Revenue                                              100.0       100.0       100.0       100.0
Land and Housing Costs                                      80.9        80.3        80.8        80.5
-------------------------------------------------------------------------------------------------------
Gross Margin                                                19.1        19.7        19.2        19.5
General and Administrative Expenses                          3.0         2.9         2.8         2.9
Selling Expenses                                             5.9         6.0         6.2         6.5
-------------------------------------------------------------------------------------------------------
Operating Income                                            10.2        10.8        10.2        10.1
Allocated Expenses                                           4.3         3.8         4.9         4.3
-------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                   5.9%        7.0%        5.3%        5.8%
=======================================================================================================
Midwest Region
Unit Data:
   New contracts, net                                        598         478       1,929       1,993
   Homes delivered                                           707         683       1,812       1,730
   Backlog at end of period                                1,508       1,585       1,508       1,585
Average sales price of homes in backlog                 $    205    $    188    $    205    $    188
Aggregate sales value of homes in backlog               $310,000    $298,000    $310,000    $298,000
Number of active subdivisions                                 82          75          82          75
=======================================================================================================
Florida Region
Unit Data:
   New contracts, net                                        235         161         641         521
   Homes delivered                                           178         176         500         466
   Backlog at end of period                                  508         388         508         388
Average sales price of homes in backlog                 $    209    $    214    $    209    $    214
Aggregate sales value of homes in backlog               $106,000    $ 83,000    $106,000    $ 83,000
Number of active subdivisions                                 28          25          28          25
=======================================================================================================
North Carolina, Virginia, Maryland and Arizona Region
Unit Data:
   New contracts, net                                        147         180         543         670
   Homes delivered                                           193         238         549         591
   Backlog at end of period                                  390         447         390         447
Average sales price of homes in backlog                 $    346    $    356    $    346    $    356
Aggregate sales value of homes in backlog               $135,000    $159,000    $135,000    $159,000
Number of active subdivisions                                 32          35          32          35
=======================================================================================================
Total
Unit Data:
   New contracts, net                                        980         819       3,113       3,184
   Homes delivered                                         1,078       1,097       2,861       2,787
   Backlog at end of period                                2,406       2,420       2,406       2,420
Average sales price of homes in backlog                 $    229     $   223    $    229    $    223
Aggregate sales value of homes in backlog               $551,000    $540,000    $551,000    $540,000
Number of active subdivisions                                142         135         142         135
=======================================================================================================

      A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer.

      "Backlog" represents homes for which the standard sales contract has been executed but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. In the first nine months of 2000, we delivered 2,861 homes. The cancellation rate of homes in Backlog at December 31, 1999 and 1998 was 12% and 11% as of September 30, 2000 and 1999, respectively. For the homes in Backlog at December 31, 1998, the final cancellation percentage was 11%. Unsold speculative homes, which are in various stages of construction, totaled 122 and 134 at September 30, 2000 and 1999, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Total Revenue. Total revenue for the homebuilding segment for the quarter ended September 30, 2000 was $242.7 million, a 4.1% increase over 1999's third quarter. The increase consisted of an increase in housing revenue of $10.2 million offset by a decrease in land revenue of $0.3 million. The increase in housing revenue consisted of a 6.3% increase in the average sales price of Homes Delivered offset by a 1.7% decrease in the number of Homes Delivered. The average sales price increased in all markets with the exception of Cincinnati and Maryland. These increases are attributed to product mix and higher land and regulatory costs that were passed on to the home buyer. The number of Homes Delivered increased in our Midwest, Florida, and Phoenix markets but decreased significantly in our North Carolina and Washington, D.C. markets.

      Home Sales and Backlog. New Contracts in the third quarter of 2000 increased 19.7% from 1999's third quarter. This consisted of increases in New Contracts in all of our markets except Virginia and Raleigh. New Contracts recorded in October 2000 were 11% higher than New Contracts recorded in October 1999. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

      At September 30, 2000, our Backlog consisted of 2,406 homes with an approximate sales value of $551.0 million. This represents a 0.6% decrease in units and a 2.0% increase in sales value in comparison to the third quarter of 1999. The average sales price of homes in backlog increased by 2.6% with increases occurring in virtually all of our markets. These sales price increases are the result of building in more upscale and niche subdivisions as well as increases to cover higher material and labor costs.

      Gross Margin. The overall gross margin for the homebuilding segment was 19.1% for the three- month period ended September 30, 2000 compared to 19.7% for the three-month period ended September 30, 1999. Housing gross margin increased from 20.2% to 20.4% and land gross margin decreased by approximately $1 million, from 37.2% to 19.5%. The decrease in land gross margin was primarily the result of land sold at a high margin in Maryland in the third quarter of 1999 which did not occur in 2000.

      General and Administrative Expenses. General and administrative expenses increased by $0.4 million from 2.9% of revenue for the third quarter of 1999 to 3.0% of revenue for the third quarter of 2000. The increase in dollars was primarily attributable to real estate taxes. Real estate taxes increased as a result of our increased investment in land.

      Selling Expenses. Selling expense dollars increased 2.0%, from $14.0 million for the third quarter of 1999 to $14.3 million for the third quarter of 2000. As a percentage of revenue, selling expenses decreased from 6.0% of revenue to 5.9% of revenue for the respective periods. The increase in dollars related primarily to additional sales commissions paid to outside Realtors and internal salespeople resulting from the increase in the average selling price of Homes Delivered.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      Total Revenue. Total revenue for the homebuilding segment for the nine months ended September 30, 2000 was $643.7 million, a 9.6% increase over the same period in 1999. The increase consisted of an increase in housing revenue of 9.3% and an increase in land revenue of 32.6%. The housing increase resulted from a 2.7% increase in Homes Delivered. Homes Delivered increased in the Midwest, Florida and Phoenix markets and decreased in the Washington, D.C. and North Carolina markets. The increase in housing revenue was also due to a 6.4% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all regions due to product mix and higher land and regulatory costs that were passed on to the home buyer. The increase in land revenue from $11.0 million to $14.6 million was primarily attributable to increased lots sold in the Washington, D.C. market offset slightly by lot sales in the Phoenix market in the first nine months of 1999 that did not occur in 2000.

      Home Sales and Backlog. New Contracts in the first nine months of 2000 decreased 2.2% from the same period in 1999. An increase in New Contracts for the Florida region was offset by decreases for our other regions. We believe the decrease was primarily attributable to increases in sales prices to cover increased material and labor costs, and four increases in the prime lending rate during the last twelve months. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

      Gross Margin. The overall gross margin for the homebuilding segment was 19.2% for the nine-month period ended September 30, 2000 compared to 19.5% for the nine-month period ended September 30, 1999. Housing gross margin decreased slightly from 20.3% to 20.1% and land gross margin decreased from 22.5% to 16.1% in comparison to 1999's first nine months. The decrease in land gross margin was the result of land sold at a high margin in Maryland in the third quarter of 1999 which did not occur in 2000. This was offset by additional volume and sales prices of lots sold in the Virginia market in comparison to the first nine months of 1999.

      General and Administrative Expenses. General and administrative expense dollars increased to $17.9 million for the nine months ended September 30, 2000 compared to $16.9 million for the same period in 1999. As a percentage of revenue, general and administrative expenses decreased to 2.8% of revenue for the nine months ended September 30, 2000 from 2.9% of revenue for the same period in 1999. The increase in dollars was primarily attributable to real estate taxes. Real estate taxes increased as a result of our increased investment in land.

      Selling Expenses. Selling expense dollars increased 5.2%, from $38.0 million for the third quarter of 1999 to $40.0 million for the third quarter of 2000. As a percentage of revenue, selling expenses decreased from 6.5% to 6.2% of revenue for the respective periods. The increase in dollars related primarily to additional sales commissions paid to outside Realtors and internal salespeople resulting from the increase in Homes Delivered. Model expenses also increased slightly.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the financial services segment:


                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                            2000           1999                2000             1999
-------------------------------------------------------------------------------------------------------------
Number of Loans Originated                        868             852               2,260            2,245
   Revenue:
   Loan origination fees                      $ 1,379         $ 1,273             $ 3,537          $ 3,318
   Sale of servicing and marketing gains        1,241             878               6,019            6,289
   Other                                        1,573           1,410               4,165            3,912
-------------------------------------------------------------------------------------------------------------

TOTAL REVENUE                                   4,193           3,561              13,721           13,519
-------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES             1,621           1,477               4,687            4,721
-------------------------------------------------------------------------------------------------------------

Operating Income                              $ 2,572         $ 2,084             $ 9,034          $ 8,799
=============================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Total Revenue. Total revenue for the three months ended September 30, 2000 was $4.2 million, a 17.7% increase over the $3.6 million recorded for the comparable period of 1999. Loan origination fees increased 8.3% from $1.3 million for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. The increase was due to a 1.9% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

      Revenue from the sale of loans increased 41.3%, from $0.9 million for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000. The increase was primarily due to unfavorable market conditions, specifically an increase in mortgage rates, beginning in the second quarter of 1999. The increase in rates resulted in reduced marketing gains on loans that closed in the third quarter of 1999.

      Revenue from other sources increased 11.6%, from $1.4 million for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000. This was primarily due to increased earnings from title services as a result of an increase in the number of homes delivered.

      General and administrative expenses. General and administrative expenses for the three months ended September 30, 2000 were $1.6 million, a 9.7% increase from the comparable period of the prior year. This increase was mainly due to higher incentive compensation expense, resulting from an increase in revenues over the comparable period of a year ago.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      Total Revenue. Total revenue for the nine months ended September 30, 2000 was $13.7 million, a 1.5% increase over the $13.5 million recorded for the comparable period of 1999. Loan origination fees increased 6.6% from $3.3 million for the nine months ended September 30, 1999 to $3.5 million for the nine months ended September 30, 2000. This increase was due to an increase in the average loan amount along with special financing programs that reduced loan origination fees in the first quarter of 1999.

      Revenue from the sale of loans decreased 4.3% from $6.3 million for the nine months ended September 30, 1999 to $6.0 million for the nine months ended September 30, 2000. This was primarily due to a shift from fixed rate mortgages to adjustable rate mortgages in the first half of 2000. This was the result of increasing interest rates and caused lower servicing release premiums from investors.

      Revenue from other sources increased 6.5% from $3.9 million for the nine months ended September 30, 1999 to $4.2 million for the nine months ended September 30, 2000. This was primarily due to increased earnings from title services as a result of an increase in the number of homes delivered.

      General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2000 were $4.7 million. There was no significant change in expenses from the comparable period of the prior year.

OTHER OPERATING RESULTS

      Corporate General and Administrative Expenses. Corporate general and administrative expenses increased from $4.5 million for the three months ended September 30, 1999 to $4.7 million for the three months ended September 30, 2000. As a percentage of total revenue, corporate general and administrative expenses remained constant at 1.9%. Corporate general and administrative expenses increased from $10.8 million for the nine months ended September 30, 1999 to $11.7 million for the nine months ended September 30, 2000. As a percentage of total revenue, corporate general and administrative expenses remained constant at 1.8%. The increase in dollars was a result of various general and administrative expenses increasing as a result of an increase in profitability.

      Interest Expense. Corporate and homebuilding interest expense for the three and nine months ended September 30, 2000 increased to $4.7 and $13.7 million, respectively, from $3.3 and $9.9 million for the comparable periods of the prior year. Interest expense for the three and nine months ended September 30, 2000 was higher due to an increase in the average borrowings outstanding and an increase in the weighted average interest rate. Average borrowings outstanding for both periods increased due to a significant increase in land development activities.

      Income Taxes. The effective tax rate for the three and nine months ended September 30, 2000 decreased to 38.8% for both periods from 39.5% for the comparable periods of 1999. The decrease is primarily attributable to lower state taxes.

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

      Notes Payable Banks. At September 30, 2000, we had bank borrowings outstanding of $163 million under our Bank Credit Facility. The Bank Credit Facility permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $280 million and (ii) our borrowing base. Under the terms of the Bank Credit Facility, the banks will determine annually whether to extend the maturity date of the commitment. The Bank Credit Facility matures September 30, 2004.

      We entered into a new bank loan agreement on August 23, 2000. The new agreement increased the amount of credit from $250 million to $280 million, extended the term of the loan by one year, added one additional lender and made certain minor modifications to the covenants.

      An additional $18 million was outstanding as of September 30, 2000 under the M/I Financial loan agreement which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The agreement terminates on June 22, 2001, at which time the unpaid balance is due.

      At September 30, 2000, we had the right to borrow up to $310 million under our credit facilities, including $30 million under the M/I Financial loan agreement. At September 30, 2000, we had $129 million of unused borrowing availability under our loan agreements. We also had approximately $52 million of completion bonds and letters of credit outstanding at September 30, 2000.

      Subordinated Notes. At September 30, 2000, there was $50 million of Senior Subordinated Notes outstanding. The notes bear interest at a fixed rate and mature August 29, 2004.

      Land and Land Development. Over the past several years we have increased our land development activities and land holdings. Single-family lots, land and land development costs increased 6.9% from December 31, 1999 to September 30, 2000. This increase was primarily due to our continued growth, the shortage of qualified land developers in certain markets and the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. We continue to purchase some lots from outside developers under option contracts. We will continue to evaluate all of the alternatives available to satisfy our increasing demand for lots in the most cost effective manner.

      The $31 million increase in notes payable banks - homebuilding operations, from December 31, 1999 to September 30, 2000 is the result of increased borrowings primarily attributable to the increase in houses under construction, along with an increase in single-family lots, land and land development costs. Houses under construction increased $38 million from December 31, 1999 to September 30, 2000, while single-family lots land and land development increased $18 million. Borrowing needs may continue to increase as we invest in land under development and developed lots, depending upon the market and competition.

      At September 30, 2000, mortgage notes payable outstanding were $16 million, secured by an office building, lots, and land with a recorded book value of $22 million.

      Purchase of Treasury Shares. On February 15, 2000, our Board of Directors authorized the repurchase of up to 2 million shares of outstanding common stock. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of September 30, 2000 we had purchased 1.1 million shares at an average price of approximately $15.

INTEREST RATES AND INFLATION

      Our business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates would also increase our interest expense because the rate on the revolving loans is based on floating rates of interest. The weighted average interest rate for our outstanding debt for the nine months ended September 30, 2000 and 1999 was 8.3% and 8.1%, respectfully.

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

      General Real Estate, Economic and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations and increases in real estate taxes and other local government fees. Interest rate increases also adversely affect the industry as it is impossible to predict whether rates will be at levels that are attractive to prospective home buyers. The prime lending rate increased four times in the last twelve months. This caused mortgage interest rates to increase, and we believe as a result, sales have decreased. If mortgage interest rates continue to increase, our business could be adversely affected.

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

      The Company's Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; the Virginia and Maryland suburbs of Washington, D.C.; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on our operations. For the nine months ended September 30, 2000, approximately 40% of our housing revenue and a significant portion of our operating income were derived from operations in the Columbus market.

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

      Significant Voting Control by Principal Shareholders. As of September 30, 2000, members of the Irving E. Schottenstein family owned approximately 36% of our outstanding common shares. Therefore, members of the Irving E. Schottenstein family have significant voting power.

      Quantitative and Qualitative Disclosures about Market Risk. Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities which permit borrowings up to $310 million. To minimize the effect of the interest rate fluctuation, we have three interest rate swap arrangements with certain banks for a total notional amount of $75 million. Under these agreements we pay fixed rates of interest.

      Assuming a hypothetical 10% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreements would partially offset the impact.

      Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At September 30, 2000, the notional principal amount under these forward sales agreements was approximately $146 million and the related fair value of these agreements was a loss of approximately $0.5 million. The hedging agreements outstanding at September 30, 2000 mature within 90-120 days. Gains or losses on these agreements are recognized at the time the loan is sold.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - none.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - none.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - none.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none.

ITEM 5.  OTHER INFORMATION - none.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

    EXHIBIT
    NUMBER             DESCRIPTION
    -------            -----------

      10.1 Revolving Credit Loan, Swingline Loan and Standby Letter of Credit Agreement by and among the Company and M/I Homes, Inc.; Bank One, NA; The Huntington National Bank; National City Bank; Suntrust Bank; Firstar Bank, NA; AmSouth Bank; Fifth Third Bank, Central Ohio; Comercia Bank; Fleet National Bank; and PNC Bank, National Association as Banks and Bank One, NA, as Agent for the banks and Banc One Capital Markets, as Lead Arranger and Book Manager dated August 23, 2000.

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


                                          M/I SCHOTTENSTEIN HOMES, INC.
                                          -------------------------------------
                                          (Registrant)


Date:  November 14, 2000            by:   /s/ ROBERT H. SCHOTTENSTEIN
                                          -------------------------------------
                                          Robert H. Schottenstein
                                          President and Director



Date:  November 14, 2000            by:   /s/ PHILLIP G. CREEK
                                          -------------------------------------
                                          Phillip G. Creek
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                          DESCRIPTION                                     PAGE #
    -------                         -----------                                     ------
      10.1        Revolving Credit Loan, Swingline Loan and Standby Letter
                  of Credit Agreement by and among the Company and M/I
                  Homes, Inc.; Bank One, NA; The Huntington National Bank;
                  National City Bank; Suntrust Bank; Firstar Bank, NA;
                  AmSouth Bank; Fifth Third Bank, Central Ohio; Comercia
                  Bank; Fleet National Bank; and PNC Bank, National
                  Association as Banks and Bank One, NA, as Agent for the
                  banks and Banc One Capital Markets, as Lead Arranger and
                  Book Manager dated August 23, 2000.

       27         Financial Data Schedule.
