Form 10-K
period 2000-12-31
M I SCHOTTENSTEIN HOMES INC
filed 2001-03-28
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR
                                       --

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               -----

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of Each Exchange on
              Title of Each Class                   Which Registered
         ----------------------------            -----------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 23, 2001, the aggregate market value of voting common stock held by non-affiliates of the registrant (4,806,170 shares) was approximately $127,840,000. The number of shares of common stock of M/I Schottenstein Homes, Inc. outstanding on February 23, 2001 was 7,532,467.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2000 (Part I, II and IV)

Portions of the registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed pursuant to Regulation 14A (Part III)

                                     PART I

ITEM 1.  BUSINESS

COMPANY

         M/I Schottenstein Homes, Inc. and its subsidiaries is one of the nation's leading homebuilders. We sell and construct single-family homes to the first-time, move-up, empty-nester, and luxury buyer under the M/I Homes and Showcase Homes trade names. In 1999, the latest year for which information is available, we were the 16th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine. Our homes are sold in eleven geographic markets including Columbus and Cincinnati, Ohio; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; the Virginia and Maryland suburbs of Washington, D.C., and Phoenix, Arizona. We currently offer a number of distinct lines of single-family homes ranging in base sales price from approximately $90,000 to $1,100,000 with an average sales price in 2000 of $221,000. During the year ended December 31, 2000, we delivered 4,070 homes and had revenues of $935.0 million and net income of $44.4 million, the highest in our history. M/I Schottenstein Homes, Inc. was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976.

         We are the leading homebuilder in the Columbus, Ohio market, based on revenue, and have been the number one builder of single-family detached homes in this market for each of the last twelve years. In addition, we are currently one of the top ten homebuilders in the majority of our other markets and believe we are well positioned to further penetrate these markets. Our growth strategy primarily targets increasing our market position in the selected markets in which we currently operate. With respect to geographical diversification, we have expanded into new markets by opening new divisions rather than through acquisitions. Our product lines include four distinct series of homes: the M/I Homes series ($135,000 - $280,000 base sales price range); Showcase Homes series ($200,000 - $400,000 base sales price range); Horizon series ($90,000 - $205,000 base sales price range) and in Phoenix only, the M/I Custom series ($430,000 - $1,100,000 base sales price range).

         We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing superior customer service. Offering homes at a variety of price points allows us to attract a wide range of buyers, including many existing M/I homeowners. We support our homebuilding operations by providing mortgage financing services through M/I Financial and title-related services through affiliated entities.

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

         Maintain conservative and selective land policies. Our success is largely dependent on the quality of our subdivision locations; therefore, we focus on locating and controlling land in the most desirable areas of our markets. We are conservative in our land acquisition policies and limit acquisitions to land that is already zoned and serviceable by utilities. We seek to control a three- to four-year supply of land in each of our markets. We believe our expertise in developing land gives us a competitive advantage in controlling attractive locations at competitive costs, and, as a result, we have developed approximately 70% of our communities as of December 31, 2000. At December 31, 2000, we owned 11,400 lots and controlled an additional 5,400 lots pursuant to contracts.

         Maintain or increase market position in select markets. As the leading builder of single-family, detached homes in the Columbus market, we seek to maintain our leading position by continuing to provide high-quality homes and superior customer service. We also believe there are significant opportunities to profitably expand in certain of our existing markets, namely Indianapolis, Cincinnati, Tampa and Charlotte. While our primary growth strategy will focus on increasing our market position in these four markets, we may, on an opportunistic basis, explore expansion into new markets through internal growth or acquisition.

         Provide superior customer service. Our overriding philosophy is to provide superior customer service to our homeowners. We offer a wide range of functional and innovative designs and involve the homeowner in virtually every phase of the building process from sale through construction, financing and closing, and service after delivery. Our selling process focuses on the homes' features, benefits, quality and design as opposed to merely price and square footage. In certain markets, we utilize design centers to allow buyers to visualize options and get assistance with choices. This enhances the selling process and increases the sale of optional features which typically carry higher margins. As a result, based on the responses to our customer questionnaire, for the tenth year in a row, more than 95% of our customers would recommend us to a potential buyer.

         Offer product breadth and innovative design. We devote significant resources to the research and design of our homes to better meet the needs of our customers. We offer a number of distinct product lines and more than 390 different floor plans and elevations. In addition to providing customers with a wide variety of choices, we believe we offer a high level of design and construction quality within each of our price ranges.

         Maintain decentralized operations with experienced management. Each of our markets has unique characteristics and, therefore, is managed locally by dedicated, on-site personnel. Our managers possess intimate knowledge of their particular market and are encouraged to be entrepreneurial to best meet the needs of that market. Our incentive compensation structure rewards each manager based on financial performance, income growth and customer satisfaction.

SALES AND MARKETING

         We market and sell our homes exclusively under the M/I Homes trade name in all markets except Columbus where a limited number of our homes are also marketed under the Showcase Homes trade name. Home sales are conducted by company-employed sales personnel in on-site sales offices within our furnished model homes. Each sales consultant is trained and prepared to fully explain the features and benefits of our homes, to determine which home best suits each customer's needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. We currently employ more than 125 sales consultants and operate approximately 160 model homes.

         We advertise using newspapers, magazines, direct mail, billboards, radio and television. The particular marketing mediums used differ from division to division based upon marketing demographics and other competitive factors. We have also significantly increased advertising on the world wide web through expansion of our website at www.mihomes.com and through homebuilder.com. In addition, we encourage independent broker participation and, from time to time, utilize various promotions and sales incentives to attract interest from these brokers. Our commitment to quality design and construction along with our reputation for superior customer service has resulted in a strong referral base and numerous repeat buyers.

         One way that we enhance the selling process is by operating design centers in the Cincinnati, Columbus, Tampa and Indianapolis markets. These design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors, standard options and upgrades. In our other markets, this selection process is handled directly by our sales consultants. We also add to the selling process by offering financing to our customers through our wholly-owned subsidiary, M/I Financial, which has branches in all of our markets except Virginia, Maryland and Phoenix. M/I Financial originates loans for purchasers of our homes. The loans are then sold, along with the servicing rights, to outside mortgage lenders. Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities.

         We generally do not commence construction of a home until we obtain a sales contract and preliminary oral advice from the customer's lender that financing should be approved. However, in certain markets, contracts may be accepted contingent upon the sale of an existing home and construction may be authorized through a certain stage prior to satisfaction of that contingency. In addition, a limited, strictly-controlled number of speculative, or "spec", homes (i.e., homes started in the absence of an executed contract) may be built to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products. Spec homes are released for start only after approval is given by the respective region president and corporate management.

         Our sales and marketing efforts are further enhanced by our inspection and warranty programs. Immediately prior to closing and again three months after a home is delivered, we inspect each home with the customer. We may also provide a 1-year drywall inspection. We offer a 2-year limited warranty on materials and workmanship and a 30-year limited warranty against major structural defects. To increase the value of these warranties, both are transferable in the event of the sale of the home. We also pass along to our customers all warranties provided by the manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 1.0% of total costs and expenses for each of the years ended December 31, 2000, 1999 and 1998.

DESIGN AND CONSTRUCTION

         We devote significant resources to the research, design and development of our homes in order to fulfill the needs of home buyers in all of our markets. Virtually all of our floor plans and elevations are designed by experienced and qualified in-house professionals using modern computer-aided design technology. We offer more than 390 different floor plans and elevations which are tailored to meet the requirements of each of our markets.

         The construction of each home is supervised by a construction supervisor who reports to a production manager, both of whom are employees of M/I Homes. Customers are introduced to their construction supervisor prior to commencement of home construction at a pre-construction "buyer/builder conference." The purpose of this conference is to review the home plans and all relevant construction details with the customer and to explain the construction process and schedule. Every customer is given a hard hat at the conference as an open invitation to visit the site of their home at any time during the course of construction. We want customers to be involved in order to understand the construction of their home and see the quality being built into their home. All of this is part of our exclusive "confidence builder program" which, consistent with our business philosophy, is designed to "put the customer first" and enhance the total home buying experience.

         Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority ("FHA") and Veterans Administration ("VA") requirements. To allow maximum design flexibility, we limit the use of pre-assembled building components. The efficiency of the building process is enhanced by using standardized materials available from a variety of sources. We utilize independent subcontractors for the installation of site improvements and the construction of our homes. These subcontractors are supervised by our on-site construction supervisors. All subcontractor work is performed pursuant to written agreements. These agreements are generally short-term, with terms from six to twelve months, and include or specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our Backlog. We seek to build in large volume to reduce the per unit cost of each home due to advantages achieved by lower unit prices paid to subcontractors for labor and materials.

MARKETS

         Our operations are organized into separate homebuilding divisions to maximize operating efficiencies and use of local management. Our present divisional operating structure is as follows:

                                                                                                        Year
                                                                                                     Operations
             State                                     Division                                       Commenced
             -----                                     --------                                       ---------
Ohio...........................     Columbus - M/I                                                      1976
                                    Columbus - Showcase                                                 1988
                                    Columbus - Horizon                                                  1994
                                    Cincinnati                                                          1988

Indiana........................     Indianapolis                                                        1988

Florida........................     Tampa                                                               1981
                                    Orlando                                                             1984
                                    Palm Beach County                                                   1984

North Carolina.................     Charlotte                                                           1985
                                    Raleigh                                                             1986

Washington, D. C. .............     Virginia and Maryland                                               1991

Arizona........................     Phoenix                                                             1996

         Columbus is the capital of Ohio, with federal, state and local governments providing significant and stable employment. Columbus continues to be a stable market with diverse economic and employment bases and strong permit activity in 2000. Columbus is also the home of The Ohio State University, one of the largest universities in the world. Since 1994, we have had three separate operating divisions in Columbus, and for more than ten years we have been the dominant builder in Columbus. Our market share in Columbus has exceeded 20% during each of the last six years.

         Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger, General Electric and the Cincinnati International Airport, which serves as a regional hub for Delta Airlines. We continue to expand our Horizon product line in this market and focus on more affordable communities. In 2000, we were ranked the number one homebuilder in Cincinnati, excluding the portion of the community market in which we do not participate.

         Indianapolis is a growth market noted for its excellent transportation system and relatively young population. For the seventh consecutive year, single-family housing permits exceeded 10,000. A large aircraft maintenance hub for United Airlines and an express mail sorting facility for the U.S. Postal Service are significant employers in this market.

         Tampa's housing market is strong, buoyed by financial services, tourism and conventions. Business relocation has continued, especially in the banking, insurance and telecommunications industries. Tampa's economy continues to grow; employment levels increased by 4% in 2000.

         In 2000, Orlando's economy grew at a healthy pace with job growth increasing by 3%. Contributing to this growth were improved tourism (both domestic and foreign) and strong in-migration due primarily to the growing high-tech sector and thriving film community. Single-family permits exceeded 15,000 in 2000.

         Palm Beach County is one of the more affluent markets in the United States. Job gains of 5% in 2000 were experienced in the construction and service sectors. Housing activity continued to be stable in 2000 with over 6,000 single-family permits.

         Charlotte, which is home to fast-growing firms in the banking industry, continues to prosper as a financial center and has established itself as a transportation hub with its manufacturing base. In 2000, job gains of 4% were experienced in the construction and services sectors. Construction activity continued to be strong in 2000, exceeding 16,000 single-family permits.

         The Raleigh-Durham market continues to be strong with state government, the Research Triangle Park and three major universities contributing to its significant and stable employment base. Raleigh's economy flourished in 2000 with job growth up 3% and single-family permits reaching 12,000.

         The Washington, D.C. metro economy was led in 2000 by job gains in the construction, technology and service sectors. Housing activity was robust, with over 29,000 single-family permits issued. Our operations are located primarily in Fairfax, Prince William and Loudoun counties in Virginia and Prince Georges and Montgomery counties in Maryland.

         The Phoenix housing market is one of the most active in the United States, generating over 34,000 single-family permits annually in each of the last three years. Phoenix is a national leader in employment growth and has a very diverse economy.

PRODUCT LINES

         On a regional basis, we offer homes ranging in base sales price from approximately $90,000 to $1,100,000 and ranging in square footage from approximately 1,100 to 5,000 square feet. There are more than 390 different floor plans and elevations across all product lines. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury home buyers. It is our goal to sell more than one home to our customers and we have been very successful in this area.

         Company wide, we offer four distinct series of homes:

                                                         BASE SALES                        AVERAGE
                          SERIES                         PRICE RANGE                   SQUARE FOOTAGE
                --------------------------------    ------------------------           ---------------
                      Horizon                        $ 90,000  - $   205,000                1,600

                      M/I Homes                      $135,000  - $   280,000                2,000

                      Showcase Homes                 $200,000  - $   400,000                2,800

                      M/I Custom (Phoenix only)      $430,000  -  $1,100,000                4,000

         In addition, we offer a line of attached townhomes exclusively in the Maryland and Virginia markets. These townhomes range from 1,800 to 3,300 square feet of living space.

         In each of our home lines, certain options are available to the purchaser for an additional charge. Major options include fireplaces, additional bathrooms and higher quality flooring, cabinets and appliances. The options are typically more numerous and significant on more expensive homes.

LAND DEVELOPMENT ACTIVITIES

         Our land development activities and land holdings have increased significantly in the past few years. We continue to purchase lots from outside developers under option contracts, when possible, to limit our risk; however, we constantly evaluate other alternatives to satisfy the need for lots in the most cost effective manner. We develop ground internally when we can gain a competitive advantage by doing so or when shortages of qualified land developers make it impractical to purchase required lots from outside sources. At the present time, approximately 70% of our lots are internally developed. We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to four years. Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have, on a very select basis, developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

         To limit the risk involved in the development of raw land, we acquire land primarily through the use of contingent purchase contracts. These contracts require the approval of our land committee and condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, levels of taxation, traffic patterns, market analysis, development costs, title matters and other property-related criteria. In addition, careful attention is paid to the quality of the public school system. Only after this thorough evaluation has been completed do we make a commitment to purchase undeveloped land. To further reduce the risk involved in acquiring raw land, we generally do not commence engineering or development until zoning approvals are secured.

          From time to time we enter into land joint ventures. At December 31, 2000, we had interests varying from 33% to 50% in each of 27 joint ventures and limited liability companies ("LLCs"). These joint ventures and LLCs develop raw ground into lots and, typically, we receive our percentage interest in the form of a distribution of developed lots. These joint ventures and LLCs are equity financed except where seller financing is available on attractive terms.

          During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds for sewer, streets and other improvements. We generally provide letters of credit in lieu of these completion bonds. At December 31, 2000, $15.0 million of letters of credit were outstanding for these purposes, as well as $18.8 million of completion bonds.

AVAILABLE LOTS AND LAND

          We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes. At December 31, 2000, we had 3,755 developed lots and 1,060 lots under development in inventory. We also owned raw land expected to be developed into approximately 5,020 lots.

         In addition, at December 31, 2000, our interest in lots held by joint ventures and LLCs consisted of 5 developed lots, 255 lots under development, and raw land zoned for 1,305 lots. It is anticipated that some of the lots owned will be sold to others.

         At December 31, 2000, we had options and purchase contracts expiring over the next 5 years, to acquire 1,600 developed lots and land to be developed into approximately 3,800 lots, for a total of 5,400 lots, with an aggregate current purchase price of approximately $132.0 million. Purchase of these properties is contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval, completion of development and availability of building permits.

         The following table sets forth our land position in lots (including our interest in joint ventures and LLCs) at December 31, 2000:

                                                           Owned Lots
                                        -----------------------------------------------
                                                        Under         To Be       Total    Lots under
                State                   Developed    Development    Developed     Owned      Option       Total
         ------------------------------------------------------------------------------------------------------
         Ohio and Indiana                 2,425          725         5,085       8,235       3,730      11,965

         Florida                            720          295           630       1,645         810       2,455

         North Carolina, Virginia
            Maryland and Phoenix            615          295           610       1,520         860       2,380
         -----------------------------------------------------------------------------------------------------

         Total                            3,760        1,315         6,325      11,400       5,400      16,800
         =====================================================================================================

FINANCIAL SERVICES

         Through our wholly-owned subsidiary, M/I Financial, we offer fixed and adjustable rate mortgage loans to buyers of our homes. M/I Financial has branches in all of our housing markets, with the exception of Virginia, Maryland and Phoenix. Of the 3,671 Homes Delivered in 2000 in the markets in which M/I Financial operates, M/I Financial provided financing for 3,218 of these homes representing approximately $536.7 million of mortgage loans originated and sold. M/I Financial issues commitments to customers and closes both conventional and government-insured loans in its own name. To minimize the risk of financing activities, M/I Financial sells the loans it originates to the secondary market which provides the funding within several days. We retain a small servicing portfolio which is currently sub-serviced by a financial institution.

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

         Additionally, we hedge the interest rate risk relative to unclosed loans by purchasing commitments from outside investors to acquire the loans at the interest rate at which the loan will be closed. The cost of these purchase commitments is recorded as an asset and is expensed as loans are closed under the related commitments. Any remaining unused balance is expensed when the commitment expires or earlier, if we determine that we will be unable to use the entire commitment prior to its expiration date. At December 31, 2000, we had approximately $15.3 million of commitments to deliver mortgage loans to outside investors.

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

          In 1996, we entered into a joint venture to provide title services in the Columbus and Indianapolis markets. A similar joint venture was formed in the Tampa and Orlando markets in 1997 and in the Cincinnati, Virginia and Maryland markets in 1998.

COMPETITION

          The homebuilding industry is highly competitive. In each of our markets, we compete with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources. Builders of new homes compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled subcontractors. In addition, there is competition with the resale market for existing homes.

REGULATION AND ENVIRONMENTAL MATTERS

         The homebuilding industry, including M/I Homes, is subject to various local, state and federal (including FHA and VA) statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales and similar matters. These regulations affect construction activities, including types of construction materials which may be used, certain aspects of building design, sales activities and dealings with consumers. We are required to obtain licenses, permits and approvals from various governmental authorities for development activities. In many areas, we are subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of homes within the boundaries of a particular locality. We strive to reduce the risks of restrictive zoning and density requirements by using contingent land purchase contracts which state that land must meet various requirements, including zoning, prior to our purchase.

         Development may be subject to periodic delays or precluded entirely due to building moratoriums, particularly in our Florida and Raleigh markets. Generally, these moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific market areas or subdivisions. The moratoriums we have experienced have not been of long duration and have not had a material effect on our business.

         Each of the states in which we operate has a wide variety of environmental protection laws. These laws generally regulate developments which are of substantial size and which are in or near certain specified geographic areas. Furthermore, these laws impose requirements for development approvals which are more stringent than those which land developers would have to meet outside of these geographic areas.

         Additional requirements may be imposed on homebuilders and developers in the future which could have a significant impact on us and the industry. Although we cannot predict the effect, such requirements could result in time-consuming and expensive compliance programs. In addition, the continued effectiveness of current licenses, permits or development approvals is dependent upon many factors, some of which may be beyond our control.

EMPLOYEES

         At February 16, 2001, we employed 950 people (including part-time employees), of which 260 were employed in sales, 400 in construction and 290 in management, administrative and clerical positions. We consider our employee relations to be very good. No employees are represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         We own and operate an approximately 85,000 square foot office building used for our home office and lease all of our other offices. Prior to September 1998, we leased our home office space from a limited liability company in which we had a minority equity interest. We purchased the remaining interest in this limited liability company in September of 1998. See Note 2 to the Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 6.    SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants during each of the two years ended December 31, 2000 and 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2001Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries have been incorporated herein by reference as set forth in Item 8 of Part II of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.                                                                       Page
                                                                                                              ----

         Independent Auditors' Report on financial statement schedules...................................      18

         For the Years ended December 31, 2000, 1999 and 1998:
            Schedule II - Valuation and Qualifying Accounts .............................................      19

         All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto, the amounts involved are not significant or the required matter is not present.

      3. Exhibits.


         The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K.

Exhibit Number                                Description
--------------             -----------------------------------------------------
    3.1                    Amended and Restated Articles of Incorporation of the
                           Company, hereby incorporated by reference to Exhibit
                           3.1 of the Company's Annual Report on From 10-K for the fiscal year ended December 31, 2000.

Exhibit Number                                Description
--------------             -----------------------------------------------------
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

   10.2 First Amendment to Fourth Restated Revolving Credit Loan, Swingline Loan and Standby Letter of Credit Agreement by and among the Company and M/I Homes, Inc.; Bank One, NA; The Huntington National Bank; National City Bank; BankBoston, N.A.; The Fifth Third Bank of Columbus; Suntrust Bank, Central Florida, N.A.; AmSouth Bank and Bank One, NA as agent for the banks, dated April 20, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

   10.3 Fifth Restated Revolving Credit Loan, Swingline Loan and Standby Letter of Credit Agreement by and among the Company and M/I Homes, Inc., as borrower and Bank One, NA; The Huntington National Bank; National City Bank; BankBoston, N.A.; Fifth Third Bank, Central Ohio; Suntrust Bank, Central Florida, N.A.; AmSouth Bank; Comerica Bank; Firstar Bank, N.A. as Banks and Bank One, NA, as agent for the Banks, dated November 23, 1999, hereby incorporated by reference to Exhibit
                           10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

   10.4 First Amendment to Fifth Restated Revolving Credit Loan, Swingline Loan and Standby Letter of Credit Agreement by and among the Company and M/I Homes, Inc., as borrower and Bank One, NA; The Huntington National Bank; National City Bank; BankBoston, N.A.; Fifth Third Bank, Central Ohio; Suntrust Bank, Central Florida, N.A.; AmSouth Bank; Comerica Bank; Firstar Bank, N.A. as Banks and Bank One, NA, as agent for the Banks, dated February 29, 2000, hereby incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Exhibit Number                                Description
--------------             -----------------------------------------------------
  10.5                     Revolving Credit Loan, Swingline Loan and Standby
                           Letter of Credit Agreement by and among the Company and M/I Homes, Inc.; Bank One, NA; The Huntington
                           National Bank; National City Bank; Suntrust Bank;
                           Firstar Bank, NA; AmSouth Bank; Fifth Third Bank,
                           Central Ohio; Comercia Bank; Fleet National Bank; and
                           PNC Bank, National Association as Banks and Bank One,
                           NA, as Agent for the banks and Banc One Capital
                           Markets, as Lead Arranger and Book Manager dated
                           August 23, 2000, hereby incorporated by reference to
                           Exhibit 10.1 on the Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 2000.


   10.6 Promissory Note by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.


   10.7 Revolving Credit Agreement by and among the Company, M/I Financial Corp. and Bank One, NA dated June 22, 1998, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.


   10.8 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Commission File No. 33-76518.


   10.9 M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan As Amended, dated April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


   10.10 First Amendment to M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan As Amended, dated August 11, 1999, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

   10.11 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


   10.12 Company's 1999 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


   10.13 Company's 1999 President Bonus Program, hereby incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


   10.14 Company's 1999 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit Number                                Description
--------------             -----------------------------------------------------

   10.15 Company's 1999 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


   10.16 Company's 2000 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


   10.17 Company's 2000 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


   10.18 Company's 2000 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


   10.19 Company's 2000 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


   10.20 Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


   10.21 Limited Liability Company Agreement of Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


   10.22 Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   10.23 Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

   10.24 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

Exhibit Number                                Description
--------------             -----------------------------------------------------
   10.25                   First Amendment to M/I Schottenstein Homes, Inc.
                           Director Deferred Compensation Plan, dated February
                           16, 1999, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


   10.26 Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein, as Trustee of the Robert H. Schottenstein 1996 Insurance Trust, dated September 24, 1997, hereby incorporated by reference to Exhibit
                           10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


   10.27 Collateral Assignment Split-Dollar Agreement by and among the Company and Steven Schottenstein, and Irving E. Schottenstein, as Trustee of the Steven Schottenstein 1994 Trust, dated September 24, 1997, hereby incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.28 M/I Schottenstein Homes, Inc. Executive Officer Compensation Plan, hereby incorporated by reference to the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


   10.29 M/I Schottenstein Homes, Inc. Executives' Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


   10.30                   Amended and Restated M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan, dated April 19, 2000, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

   11                      Earnings Per Share Calculations. (Filed herewith.)


   13 Annual Report to Shareholders for the year ended December 31, 2000. (Filed herewith.)


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

(c)    See Item 14(a)(3).

(d)    Financial Statement Schedule - See Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 27th day of March 2001.

                                         M/I SCHOTTENSTEIN HOMES, INC.
                                            (Registrant)

                                         By: /s/ ROBERT H. SCHOTTENSTEIN
                                            ------------------------------------
                                            Robert H. Schottenstein
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March 2001.

              NAME AND TITLE                                                       NAME AND TITLE
              --------------                                                       --------------
IRVING E. SCHOTTENSTEIN*                                          /s/ ROBERT H. SCHOTTENSTEIN
-----------------------------------------                         --------------------------------------------------
Irving E. Schottenstein                                           Robert H. Schottenstein
Chairman of the Board and                                         President and Director
Chief Executive Officer
(Principal Executive Officer)

STEVEN SCHOTTENSTEIN*                                             /s/ PHILLIP G. CREEK
-----------------------------------------                         --------------------------------------------------
Steven Schottenstein                                              Phillip G. Creek
Chief Operating Officer and Director                              Senior Vice President, Treasurer and
                                                                  Chief Financial Officer
                                                                  (Principal Financial and Accounting Officer)

FRIEDRICH  K. M. BOHM*                                            JEFFREY H. MIRO*
-----------------------------------------                         --------------------------------------------------
Friedrich K. M. Bohm                                              Jeffrey H. Miro
Director                                                          Director

LEWIS R. SMOOT, SR.*                                              NORMAN L. TRAEGER*
-----------------------------------------                         --------------------------------------------------
Lewis R. Smoot, Sr.                                               Norman L. Traeger
Director                                                          Director

THOMAS D. IGOE *                                                  KERRII B. ANDERSON*
-----------------------------------------                         --------------------------------------------------
Thomas D. Igoe                                                    Kerrii B. Anderson
Director                                                          Director

* The above-named Directors and Officers of the Registrant execute this report by Robert H. Schottenstein and Phillip G. Creek, their Attorneys-in-Fact, pursuant to powers of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission as Exhibit 24 to the report.

                                By: /s/ ROBERT H. SCHOTTENSTEIN
                                    --------------------------------------------
                                    Robert H. Schottenstein, Attorney-in-Fact


                                By: /s/ PHILLIP G. CREEK
                                    --------------------------------------------
                                    Phillip G. Creek, Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
M/I Schottenstein Homes, Inc.
Columbus, Ohio

We have audited the consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 16, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of M/I Schottenstein Homes, Inc. and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------------
Deloitte & Touche LLP

Columbus, Ohio
February 16, 2001

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                   Balance at        Charged to                         Balance at
                                                    Beginning         Costs and                           End of
Description                                          of Year          Expenses        Deductions (1)       Year
-----------                                          -------          --------        ----------           ----

Valuation allowance deducted from asset account - single-family lots, land and land development costs:

         Year ended
           December 31, 2000                       $ 6,967,000       $ 1,322,000      $   789,000       $ 7,500,000
                                                   ===========       ===========      ===========       ===========

         Year ended
           December 31, 1999                       $ 6,110,000       $ 1,150,000      $   293,000       $ 6,967,000
                                                   ===========       ===========      ===========       ===========

         Year ended
           December 31, 1998                       $ 4,000,000       $ 2,450,000      $   340,000       $ 6,110,000
                                                   ===========       ===========      ===========       ===========

         (1) Represents write-downs of investment in single-family lots, land and land development costs.

                                  EXHIBIT INDEX

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      ------------
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

   10.2                    First Amendment to Fourth Restated Revolving Credit
                           Loan, Swingline Loan and Standby Letter of Credit
                           Agreement by and among the Company and M/I Homes, Inc.; Bank One, NA; The Huntington National Bank;
                           National City Bank; BankBoston, N.A.; The Fifth Third
                           Bank of Columbus; Suntrust Bank, Central Florida,
                           N.A.; AmSouth Bank and Bank One, NA as agent for the banks, dated April 20, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended March 31, 1999.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      ------------
   10.3                    Fifth Restated Revolving Credit Loan, Swingline Loan
                           and Standby Letter of Credit Agreement by and among
                           the Company and M/I Homes, Inc., as borrower and Bank
                           One, NA; The Huntington National Bank; National City
                           Bank; BankBoston, N.A.; Fifth Third Bank, Central
                           Ohio; Suntrust Bank, Central Florida, N.A.; AmSouth
                           Bank; Comerica Bank; Firstar Bank, N.A. as Banks and
                           Bank One, NA, as agent for the Banks, dated November
                           23, 1999, hereby incorporated by reference to Exhibit
                           10.5 of the Company's Annual Report on Form 10-K for
                           the fiscal year ended December 31, 1999.


   10.4                    First Amendment to Fifth Restated Revolving Credit Loan,
                           Swingline Loan and Standby Letter of Credit Agreement
                           by and among the Company and M/I Homes, Inc., as
                           borrower and Bank One, NA; The Huntington National
                           Bank; National City Bank; BankBoston, N.A.; Fifth
                           Third Bank, Central Ohio; Suntrust Bank, Central
                           Florida, N.A.; AmSouth Bank; Comerica Bank; Firstar
                           Bank, N.A. as Banks and Bank One, NA, as agent for
                           the Banks, dated February 29, 2000, hereby
                           incorporated by reference to Exhibit 10.6 of the
                           Company's Annual Report on Form 10-K for the fiscal
                           year ended December 31, 1999.


   10.5                    Revolving Credit Loan, Swingline Loan and Standby
                           Letter of Credit Agreement by and among the Company and M/I Homes, Inc.; Bank One, NA; The Huntington
                           National Bank; National City Bank; Suntrust Bank;
                           Firstar Bank, NA; AmSouth Bank; Fifth Third Bank,
                           Central Ohio; Comercia Bank; Fleet National Bank; and
                           PNC Bank, National Association as Banks and Bank One,
                           NA, as Agent for the banks and Banc One Capital
                           Markets, as Lead Arranger and Book Manager dated
                           August 23, 2000, hereby incorporated by reference to
                           Exhibit 10.01 of the Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 2000.


   10.6                    Promissory Note by and among the Company, M/I
                           Financial Corp. and Bank One, Columbus, N.A., dated
                           November 5, 1993, hereby incorporated by reference to
                           Exhibit 19(d) of the Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 1993.


   10.7                    Revolving Credit Agreement by and among the Company,
                           M/I Financial Corp. and Bank One, NA dated June 22,
                           1998, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.


   10.8 1993 Stock Incentive Plan of the Company, hereby incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8,
                           Commission File No. 33-76518.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      ------------
   10.9                    M/I Schottenstein Homes, Inc. 1993 Stock Incentive
                           Plan As Amended, dated April 22, 1999, hereby
                           incorporated by reference to Exhibit 10.4 of the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 1999.


   10.10                   First Amendment to M/I Schottenstein Homes, Inc. 1993
                           Stock Incentive Plan As Amended, dated August 11,
                           1999, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


   10.11 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9,
                           1994, hereby incorporated by reference to Exhibit
                           10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


   10.12 Company's 1999 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


   10.13 Company's 1999 President Bonus Program, hereby incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


   10.14 Company's 1999 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


   10.15 Company's 1999 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


   10.16 Company's 2000 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


   10.17 Company's 2000 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      ----------
   10.18                   Company's 2000 Chief Operating Officer Bonus Program,
                           hereby incorporated by reference to Exhibit 10.4 of
                           the Company's Quarterly Report on Form 10-Q for the
                           quarter ended March 31, 2000.


   10.19 Company's 2000 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


   10.20                   Investment Home Compensation Plan dated September 1,
                           1995, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

   10.21                   Limited Liability Company Agreement of Northeast
                           Office Venture, Limited Liability Company dated
                           November 17, 1995, hereby incorporated by reference to Exhibit 10.51 of the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1995.

   10.22 Lease Agreement by and between the Company and Northeast Office Venture, Limited Liability Company dated November 17, 1995, hereby incorporated by reference to Exhibit 10.52 of the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1995.


   10.23                   Credit Agreement between the Company and BankBoston,
                           N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

   10.24 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


   10.25                   First Amendment to  M/I Schottenstein Homes, Inc.
                           Director Deferred Compensation Plan, dated February
                           16, 1999, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      -------------
   10.26                   Collateral Assignment Split-Dollar Agreement by and
                           among the Company and Robert H. Schottenstein, and
                           Janice K. Schottenstein, as Trustee of the Robert H.
                           Schottenstein 1996 Insurance Trust, dated September
                           24, 1997, hereby incorporated by reference to Exhibit
                           10.28 of the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1997.

   10.27 Collateral Assignment Split-Dollar Agreement by and among the Company and Steven Schottenstein, and Irving E. Schottenstein, as Trustee of the Steven
                           Schottenstein 1994 Trust, dated September 24, 1997, hereby incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.28 Collateral Assignment Split-Dollar Agreement by and among the Company and Kerrii B. Anderson, and Douglas
                           T. Anderson, as Trustee of the Kerrii B. Anderson
                           1997 Irrevocable Life Insurance Trust, dated
                           September 24, 1997, hereby incorporated by reference to Exhibit 10.30 of the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1997.

   10.29                   M/I Schottenstein Homes, Inc. Executive Officer
                           Compensation Plan, hereby incorporated by reference to the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


   10.30                   Amended and Restated M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan, dated
                           November 16, 1999, hereby incorporated by reference to Exhibit 10.33 of the Company's Annual, hereby incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999


   10.31                   Amended and Restated M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan, dated April
                           19, 2000, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


   11                      Earnings Per Share Calculations. (Filed herewith.)


   13                      Annual Report to Shareholders for the year ended
                           December 31, 2000. (Filed herewith.)

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      -------------
   21                      Subsidiaries of Company.  (Filed herewith.)


   23                      Consent of Deloitte & Touche LLP.  (Filed herewith.)


   24                      Powers of Attorney.  (Filed herewith.)