Form 10-Q
period 2001-03-31
M I SCHOTTENSTEIN HOMES INC
filed 2001-05-14
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 2001
                                           --------------

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _____ to _____

          Commission file number 1-12434

                          M/I SCHOTTENSTEIN HOMES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                      31-1210837
          ----                                      ----------
(State of incorporation)                (I.R.S. Employer Identification No.)


3 Easton Oval, Suite 500, Columbus, Ohio                43219
----------------------------------------            ------------
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

            Common stock, par value $.01 per share: 7,615,867 shares
                         outstanding as of May 11, 2001

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                                     PAGE
PART I.        FINANCIAL INFORMATION                                                                NUMBER

               Item 1.    Consolidated Financial Statements

                          Consolidated Balance Sheets
                          March 31, 2001 (Unaudited) and December 31, 2000                             3

                          Unaudited Consolidated Statements of Income
                          for the Three Months Ended March 31, 2001 and 2000                           4

                          Unaudited Consolidated Statement of Shareholders'
                          Equity for the Three Months Ended March 31, 2001                             5

                          Unaudited Consolidated Statements of Cash Flows
                          for the Three Months Ended March 31, 2001 and 2000                           6

                          Notes to Interim Unaudited Consolidated
                          Financial Statements                                                         7

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                    9

               Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  16

PART II.       OTHER INFORMATION

               Item 1.    Legal Proceedings                                                           17

               Item 2.    Changes in Securities and Use of Proceeds                                   17

               Item 3.    Defaults Upon Senior Securities                                             17

               Item 4.    Submission of Matters to a Vote of Security Holders                         17

               Item 5.    Other Information                                                           17

               Item 6.    Exhibits and Reports on Form 8-K                                            17

Signatures                                                                                            18

Exhibit Index                                                                                         19

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,           December 31,
(Dollars in thousands, except par values)                                         2001                  2000
----------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)

ASSETS

Cash                                                                            $  7,769               $ 8,555
Cash held in escrow                                                                2,258                 1,710
Receivables                                                                       36,633                49,959
Inventories:
     Single-family lots, land and land development costs                         293,773               286,461
     Houses under construction                                                   178,846               152,184
     Model homes and furnishings - at cost (less accumulated depreciation:
         March 31, 2001 - $40; December 31, 2000 -  $35)                           7,070                 7,684
     Land purchase deposits                                                        2,627                 3,105
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
     March 31, 2001 - $7,486; December 31, 2000 - $7,353)                         17,931                18,165
Investment in unconsolidated joint ventures and limited liability companies       23,311                23,086
Other assets                                                                      15,829                16,733
----------------------------------------------------------------------------------------------------------------
     TOTAL                                                                      $586,047              $567,642
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                   $147,800              $115,800
Note payable bank - financial services operations                                 13,300               26,700
Mortgage notes payable                                                            14,875                16,719
Senior subordinated notes                                                         50,000                50,000
Accounts payable                                                                  65,041                67,344
Accrued compensation                                                               4,152                17,542
Other liabilities                                                                 48,842                44,648
----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                           344,010               338,753
----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
----------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding        -                     -
Common stock - $.01 par value; authorized 38,000,000 shares; issued 8,813,061
shares                                                                                88                    88
Additional paid-in capital                                                        63,182                62,747
Retained earnings                                                                200,052               188,184
Treasury stock - at cost - 1,272,394 and 1,322,894 shares, respectively,
     held in treasury at March 31, 2001 and December 31, 2000                    (21,285)              (22,130)
----------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                  242,037               228,889
----------------------------------------------------------------------------------------------------------------

     TOTAL                                                                      $586,047              $567,642
----------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                                                  THREE MONTHS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)                                   2001                  2000
-------------------------------------------------------------------------------------------------------------



Revenue                                                                         $178,155              $173,856
--------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Land and housing                                                            137,422               135,835
     General and administrative                                                    9,666                 8,929
     Selling                                                                      12,373                11,392
     Interest                                                                      3,115                 4,184
--------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                         162,576               160,340
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                                        15,579                13,516
--------------------------------------------------------------------------------------------------------------

Income tax expense:
     Current                                                                       5,260                 4,203
     Deferred                                                                        756                 1,034
--------------------------------------------------------------------------------------------------------------

Total income tax expense                                                           6,016                 5,237
--------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in accounting principle                  9,563                 8,279

Cumulative effect of change in accounting principle - net of income taxes          2,681                     -

-----------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 12,244               $ 8,279
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - basic:
     Income before cumulative effect of change in accounting principle          $   1.27               $  1.01
     Cumulative effect of change in accounting principle - net of income taxes       .36                     -
     Net income                                                                 $   1.63               $  1.01
--------------------------------------------------------------------------------------------------------------

Earnings per common share - diluted:
     Income before cumulative effect of change in accounting principle          $   1.23               $  1.00
     Cumulative effect of change in accounting principle - net of income taxes       .35                     -
     Net income                                                                 $   1.58               $  1.00
--------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (in thousands):
     Basic                                                                         7,513                 8,176
     Diluted                                                                       7,756                 8,302
--------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------------------------------------
                                             Common Stock
                                      -------------------------         Additional
(Dollars in thousands, except           Shares                           Paid-In        Retained      Treasury
  per share amounts)                  Outstanding        Amount          Capital        Earnings        Stock
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000          7,490,167            $88           $62,747       $188,184      $(22,130)

   Net income                                 -              -                 -         12,244             -

   Dividends to shareholders,
      $0.05 per common share                  -              -                 -           (376)            -

    Stock options exercised              50,500              -              (239)             -           845

    Deferral of executive and
     director stock                           -              -               674              -             -
-------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2001             7,540,667            $88           $63,182       $200,052      $(21,285)
--------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)


------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                                  2001              2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 12,244          $   8,279
   Adjustments to reconcile net income to net cash used in operating activities:
      (Gain) loss from property disposals                                                  (4)                40
      Depreciation                                                                        446                535
      Deferred income taxes                                                               756              1,034
      (Increase) decrease in cash held in escrow                                         (548)                76
      Decrease in receivables                                                          13,326             11,380
      Increase in inventories                                                         (31,081)           (32,283)
      Decrease in other assets                                                            148              1,236
      (Decrease) increase in accounts payable                                          (2,303)             4,887
      Decrease in other liabilities                                                    (8,522)           (13,330)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                        (227)              (189)
------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                        (15,765)           (18,335)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (203)              (148)
   Investment in unconsolidated joint ventures and
      limited liability companies                                                      (2,044)           (11,666)
   Distributions from unconsolidated joint ventures and
      limited liability companies                                                         240                211
------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                         (2,007)           (11,603)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                   18,600             36,670
   Principal repayments of mortgage notes payable                                      (1,844)              (510)
   Dividends paid                                                                        (376)              (416)
   Proceeds from exercise of stock options and deferred stock                             606                  3
   Payments to acquire treasury shares                                                      -             (3,801)
------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     16,986             31,946
------------------------------------------------------------------------------------------------------------------

   Net (decrease) increase in cash                                                       (786)             2,008
   Cash balance at beginning of year                                                    8,555              5,665
------------------------------------------------------------------------------------------------------------------
   Cash balance at end of period                                                     $  7,769          $   7,673
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                           $  2,603          $   3,829
      Income taxes                                                                   $  4,778          $   2,681
NON-CASH TRANSACTIONS DURING THE PERIOD:
   Land and lots acquired with mortgage notes payable                                $      -          $     738
   Distribution of single-family lots from unconsolidated joint ventures and
      limited liability companies                                                    $  1,806          $   6,279
   Deferral of executive and director stock                                          $    674          $     679
----------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for the full year.

    It is suggested that these consolidated financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

    In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial results for the interim periods presented.

NOTE 2. LOAN AGREEMENT

    On May 3, 2001, the Company and M/I Financial Corp., our wholly-owned subsidiary, entered into a new bank loan agreement with a new lender, replacing the previous loan agreement in its entirety. The Company and M/I Financial have the ability to borrow up to $30 million at a rate of interest based on the prime rate or the Eurodollar rate. This new agreement terminates on May 2, 2002.

NOTE 3. INTEREST

    The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three months ended March 31, 2001 and 2000 is as follows:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
(Dollars in thousands)                                                                2001              2000
------------------------------------------------------------------------------------------------------------

Interest capitalized, beginning of period                                          $10,337            $8,886
Interest incurred                                                                    4,409             4,612
Interest expensed                                                                   (3,115)           (4,184)
-------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period                                                $11,631            $9,314
============================================================================================================


NOTE 4. CONTINGENCIES

    At March 31, 2001, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $130 million.

NOTE 5. PER SHARE DATA

    Per share data is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

NOTE 6. ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended and interpreted, became effective for the Company's fiscal 2001 first quarter financial statements. In January 2001 the Company recorded a cumulative transition adjustment of approximately $2.7 million (net of taxes of $1.6 million) to earnings, primarily related to the recognition of certain loan commitments and forward sales of mortgage backed securities as derivative instruments. The loan commitments and forward sales of mortgage backed securities are recorded at fair value in other assets and other liabilities, respectively. Changes in fair value are recorded in revenue.

NOTE 7. DIVIDENDS

    On April 20, 2001, the Company paid to the shareholders of record on April 2, 2001 a cash dividend of $0.05 per share. On April 19, 2001, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record of its common stock on July 2, 2001, payable on July 26, 2001.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                                FORM 10-Q PART I
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended March 31, 2001 was $178.2 million, a 2.5% increase over the $173.9 million recorded for the comparable period of 2000. This was the result of an increase in homebuilding revenue of $4.2 million and an increase in financial services revenue of $0.2 million. The increase in homebuilding revenue consisted of an increase in housing revenue of $4.5 million and a decrease in land revenue of $0.2 million. The increase in housing revenue for the first quarter of 2001 over the same period during the prior year was attributable to 34 additional Homes Delivered.

         Income Before Income Taxes. Income before income taxes for the first quarter of 2001 was a record $15.6 million, a $2.1 million increase over the comparable period of 2000. The increase was primarily the result of an increase in homebuilding income of 57.1% over 2000 as a result of a higher number of Homes Delivered and an increase in gross profit from 19.2% to 20.8%. Unallocated amounts include interest from other segments along with salaries and other administrative expenses which are not identifiable with a specific segment. Income before income taxes increased for the financial services segment due to increased loan origination fees.

         The cumulative effect of a change in accounting principle was an increase in income of approximately $2.7 million, net of income taxes, for the three months ended March 31, 2001. This accounting change is the result of the January 1, 2001 adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires recording the value of certain loan commitments and forward sales of mortgage backed securities at fair value.

         The information below is presented in conformity with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" for all periods presented.


                                                                             THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                     2001                       2000
-------------------------------------------------------------------------------------------------------------
Revenue:
    Homebuilding                                                              $173,707              $169,509
    Financial services                                                           5,400                 5,180
    Intersegment                                                                  (952)                 (833)
-------------------------------------------------------------------------------------------------------------
      TOTAL REVENUE                                                           $178,155              $173,856
-------------------------------------------------------------------------------------------------------------
Income Before Income:
    Homebuilding                                                            $    8,546             $   5,441
    Financial services                                                           3,821                 3,759
    Unallocated amounts                                                          3,212                 4,316
-------------------------------------------------------------------------------------------------------------
      TOTAL INCOME BEFORE INCOME TAXES                                       $  15,579             $  13,516
-------------------------------------------------------------------------------------------------------------

HOMEBUILDING SEGMENT

The following table sets forth certain information related to our homebuilding segment:

                                                              THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                             2001           2000
------------------------------------------------------------------------------------------
Revenue:
   Housing sales                                               $168,823       $164,329
   Land and lot sales                                             4,530          4,759
   Other income                                                     354            421
------------------------------------------------------------------------------------------
Total revenue                                                  $173,707       $169,509
==========================================================================================
Revenue:
   Housing sales                                                   97.2%          96.9%
   Land and lot sales                                               2.6            2.9
   Other income                                                     0.2            0.2
------------------------------------------------------------------------------------------
Total revenue                                                     100.0          100.0
Land and housing costs                                             79.2           80.8
------------------------------------------------------------------------------------------
Gross margin                                                       20.8           19.2
General and administrative expenses                                 3.1            3.0
Selling expenses                                                    7.1            6.8
------------------------------------------------------------------------------------------
Operating income                                                   10.6            9.4
Allocated expenses                                                  5.7            6.2
------------------------------------------------------------------------------------------
Income before income taxes                                          4.9%           3.2%
==========================================================================================
OHIO AND INDIANA REGION
Unit data:
   New contracts, net                                               910            725
   Homes delivered                                                  440            461
   Backlog at end of period                                       1,775          1,655
Average sales price of homes in Backlog                        $    204       $    197
Aggregate sales value of homes in Backlog                      $363,000       $325,000
Number of active subdivisions                                        85             80
------------------------------------------------------------------------------------------
FLORIDA REGION
Unit data:
   New contracts, net                                               252            182
   Homes delivered                                                  196            136
   Backlog at end of period                                         548            413
Average sales price of homes in Backlog                        $    209        $   213
Aggregate sales value of homes in Backlog                      $115,000        $88,000
Number of active subdivisions                                        28             26
------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA AND MARYLAND, AND ARIZONA REGION
Unit data:
   New contracts, net                                               214            199
   Homes delivered                                                  141            146
   Backlog at end of period                                         387            449
Average sales price of homes in Backlog                        $    380       $    351
Aggregate sales value of homes in Backlog                      $147,000       $158,000
Number of active subdivisions                                        32             36
------------------------------------------------------------------------------------------
TOTAL
Unit data:
   New contracts, net                                             1,376          1,106
   Homes delivered                                                  777            743
   Backlog at end of period                                       2,710          2,517
Average sales price of homes in Backlog                        $    230       $    227
Aggregate sales value of homes in Backlog                      $625,000       $571,000
Number of active subdivisions                                       145            142
--------------------------------------------------------------------------------------

         A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Since we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. In the first three months of 2001, the Company delivered 777 homes, most of which were homes under contract in Backlog at December 31, 2000. The cancellation rate of homes in Backlog at December 31, 2000 and 1999 was 9% and 8% as of March 31, 2001 and 2000, respectively. For homes in Backlog at December 31, 1999, the final cancellation percentage was 12%. Unsold speculative homes, which are in various stages of construction, totaled 97 and 129 at March 31, 2001 and 2000, respectively.

         Total Revenue. Total revenue for the homebuilding segment for the quarter ended March 31, 2001 was $173.7 million, a 2.5% increase over 2000's first quarter. The increase primarily consisted of an increase in housing revenue of $4.5 million offset by a decrease in land revenue of $0.2 million. Housing revenue increased as a result of a 4.6% increase in Homes Delivered. The increase in Homes Delivered was primarily the result of a significant increase in the Tampa market. The decrease in land revenue was primarily attributable to fewer lot sales in the Washington, D.C. market in comparison to the first quarter of 2000.

         Home Sales and Backlog. New Contracts in the first quarter of 2001 increased 24.4% from 2000's first quarter. New Contracts were higher in all of the Company's markets with the exception of Raleigh, Phoenix and Washington D.C. We believe the increase was primarily attributable to favorable market conditions and lower interest rates. New Contracts recorded in April 2001 were 22% higher than New Contracts recorded in April 2000. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         At March 31, 2001, the total sales value of our Backlog of 2,710 homes was approximately $625 million. This represents a 7.7% increase in units and a 9.4% increase in sales value in comparison to the first quarter of 2000. The average sales price of homes in backlog increased by 1.6% with increases occurring in virtually all of our markets. Sales price increases are partially the result of building in more upscale and niche subdivisions as well as increases to cover higher material and labor costs.

         Gross Margin. The overall gross margin for the homebuilding segment was 20.8% for the three month period ended March 31, 2001 compared to 19.2% for the three month period ended March 31, 2000. Housing gross margin increased from 19.9% to 21.0% and land gross margin decreased from 11.2% to 9.7% from 2000's first quarter. The increase in housing gross margin was partially due to decreases in lumber and drywall material costs. The decrease in the land gross margin was the result of fewer lots sold in the Washington, D.C. market.

         General and Administrative Expenses. General and administrative expenses increased to $5.4 million, or 3.1% of revenue, for the first three months of 2001 compared to $5.1 million, or 3.0% of revenue, for the first three months of 2000. The increase was primarily attributable to an increase in real estate taxes as a result of an increase in our investment in land development activities.

         Selling Expenses. Selling expenses increased 7.3%, from $11.5 million, or 6.8% of revenue, for the first quarter of 2000 to $12.3 million, or 7.1% of revenue, for the first quarter of 2001. The increase primarily related to additional sales commissions paid to outside Realtors resulting from the increase in Homes Delivered. Model expenses also increased slightly.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the financial services segment:

                                                   THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                   2001      2000
--------------------------------------------------------------------------------
Number of loans originated                               620        587
   Revenue:
   Loan origination fees                              $1,010     $  907
   Sale of loans                                       3,012      3,079
   Other                                               1,378      1,194
--------------------------------------------------------------------------------
Total Revenue                                          5,400      5,180
--------------------------------------------------------------------------------

General and administrative expenses                    1,579      1,421
--------------------------------------------------------------------------------
Operating Income                                      $3,821     $3,759
================================================================================

         Total Revenue. Total revenue for the three months ended March 31, 2001 was $5.4 million, a 4.2% increase from the $5.2 million recorded for the comparable period of the prior year. Loan origination fees increased 11.4% from the first quarter of 2000 compared to the first quarter of 2001. This increase was due to a 5.6% increase in loans originated along with an increase in the average loan amount.

       Revenue from the sale of loans decreased 2.2% from $3.1 million for the three months ended March 31, 2000 to $3.0 million for the three months ended March 31, 2001.

         Revenue from other sources increased 15.4% from $1.2 million for the three months ended March 31, 2000 to $1.4 million for the three months ended March 31, 2001. This was primarily due to increased earnings from title services as a result of the increase in Homes Delivered.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2001 and 2000 were $1.6 million and $1.4 million, respectively. This increase was due to increased loan applications and closings.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased from $2.4 million for the three months ended March 31, 2000 to $2.8 million for the three months ended March 31, 2001. As a percentage of total revenue, general and administrative expenses increased to 1.6% for the three months ended March 31, 2001 from 1.4% for the comparable period in the prior year. The increase was a result of various general and administrative expenses increasing as a result of an increase in profitability.

         Interest Expense. Corporate and homebuilding interest expense for the first quarter of 2001 totaled $3.1 million, a 26.5% decrease from the $4.2 million recorded for the comparable period of the prior year. Interest expense was lower due to a decrease in the average borrowings outstanding and an increase in capitalized interest due to an increase in land under development costs.

         Income Taxes. The effective tax rate for the three months ended March 31, 2001 decreased to 38.6% from 38.8% for the comparable period of 2000. The decrease is primarily attributable to lower state taxes.

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

         Notes Payable Banks. At March 31, 2001, we had bank borrowings outstanding of approximately $148 million under our Bank Credit Facility. The Bank Credit Facility permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $280 million or (ii) our borrowing base. The Bank Credit Facility matures September 30, 2004.

         We also had approximately $13 million outstanding as of March 31, 2001 under the M/I Financial loan agreement which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers and a limited amount for loans to others. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. On May 3, 2001, the Company and M/I Financial entered into a new bank agreement with a new lender, replacing the previous loan agreement in its entirety. This new agreement terminates on May 2, 2002.

         At March 31, 2001, we had the right to borrow up to $310 million under our credit facilities, including $30 million under the M/I Financial loan agreement. At March 31, 2001, we had $149 million of unused borrowing availability under our credit facilities. We also had approximately $48 million of completion bonds and letters of credit outstanding at March 31, 2001.

         Subordinated Notes. At March 31, 2001, there was outstanding $50 million of Senior Subordinated Notes. The notes bear interest at a fixed rate and mature August 29, 2004.

         Land and Land Development. Over the past several years we have increased our land development activities and land holdings. Single-family lots, land and land development costs increased 2.6% from December 31, 2000 to March 31, 2001. This increase was primarily due to our continued growth, the shortage of qualified land developers in certain markets and the competitive advantages that can be achieved by developing land internally rather than purchasing lots from developers or competing homebuilders. We continue to purchase some lots from outside developers under option contracts. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         The $32 million increase in notes payable banks - homebuilding operations from December 31, 2000 to March 31, 2001 reflects increased borrowings primarily attributable to increases in houses under construction and single-family lots, land and land development costs. Houses under construction increased $27 million from December 31, 2000 to March 31, 2001, and single-family lots, land and land development costs increased $7 million. Borrowing needs may continue to increase as we invest in land under development and developed lots, depending upon the market and competition.

         At March 31, 2001, mortgage notes payable outstanding were $15 million, secured by an office building, lots and land with a recorded book value of $20 million.

         Purchase of Treasury Shares. On February 15, 2000, our Board of Directors authorized the repurchase of up to 2 million of our outstanding common shares. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of March 31, 2001 we had purchased 1.4 million shares at an average price of $17.

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates would also increase our interest expense because the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate for our outstanding debt for the three months ended March 31, 2001 was 8.8% compared to 8.2% for the three months ended March 31, 2000.

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

         General Real Estate, Economic and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations and increases in real estate taxes and other local government fees. Interest rate increases also adversely affect the industry as it is impossible to predict whether rates will be at levels that are attractive to prospective home buyers. If mortgage interest rates increase, our business could be adversely affected.

         Land Development Activities. We develop the lots for a majority of our subdivisions. Therefore, our short- and long-term financial success will be dependent upon our ability to develop these subdivisions successfully. Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks. Before a subdivision generates any revenue, we must make material expenditures for items such as acquiring land and constructing subdivision infrastructure (roads and utilities).

         The Company's Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; the

Virginia and Maryland suburbs of Washington, D.C.; and Phoenix, Arizona. Adverse general economic conditions in these markets could have a material adverse impact on our operations. For the three months ended March 31, 2001 approximately 40% of our housing revenue was derived from operations in the Columbus market.

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

         Risk of Material and Labor Shortages. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Shortages in these areas could delay construction of homes which could adversely affect our business; however, at this time, we do not anticipate a material effect for fiscal year 2001.

         Significant Voting Control by Principal Shareholders. As of March 31, 2001, members of the Irving E. Schottenstein family owned approximately 35% of our outstanding common shares. Therefore, members of the Irving E. Schottenstein family have significant voting power.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities which permit borrowings up to $280 million. To minimize the effect of the interest rate fluctuation, we have three interest rate swap arrangements with certain banks for a total notional amount of $75 million. Under these agreements we pay fixed rates of interest.

         Assuming a hypothetical 10% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreements would partially offset the impact.

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. At March 31, 2001, the notional principal amount under these loan commitments was $153 million and the related fair value of these agreements was approximately $0.9 million.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At March 31, 2001, the notional principal amount under these forward sales agreements was approximately $153 million and the related fair value of these agreements was a loss of approximately $0.6 million. The hedging agreements outstanding at March 31, 2001 mature within 90-120 days. These agreements are recorded at fair value on the balance sheet and any gains or losses are recorded in revenue.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - none.
--------------------------

Item 2. Changes in Securities and Use of Proceeds - none.
-------------------------------------------------

Item 3. Defaults Upon Senior Securities  -  none.
---------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders - none.
-----------------------------------------------------------

Item 5. Other Information - none.
-------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

10.1 Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 3, 2001.

10.2     Company's 2001 Chief Executive Officer Bonus Program.

10.3     Company's 2001 President Bonus Program.

10.4     Company's 2001 Chief Operating Officer Bonus Program.

10.5     Company's 2001 Chief Financial Officer Bonus Program.

10.6     Amended and Restated Executives' Deferred Compensation Plan.

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

                            M/I Schottenstein Homes, Inc.
                            --------------------------------
                                     (Registrant)

Date:    May 11, 2001       by:  /s/ Robert H. Schottenstein
                                 ---------------------------
                                 Robert H. Schottenstein
                                 President and Director

Date:    May 11, 2001       by:  /s/ Phillip G. Creek
                                 ---------------------------
                                 Phillip G. Creek
                                 Senior Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                                  PAGE #
--------------              -----------                                  ------

10.1 Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 3, 2001.

10.2     Company's 2001 Chief Executive Officer Bonus Program.

10.3     Company's 2001 President Bonus Program.

10.4     Company's 2001 Chief Operating Officer Bonus Program.

10.5     Company's 2001 Chief Financial Officer Bonus Program.

10.6     Amended and Restated Executives' Deferred Compensation Plan.