Form 10-Q
period 2001-06-30
M I SCHOTTENSTEIN HOMES INC
filed 2001-08-14
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended June 30, 2001
                                  -------------

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

                           - YES     X          NO
                                  ---------         --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 7,625,067 shares
                        outstanding as of August 13, 2001

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                               PAGE
PART I.        FINANCIAL INFORMATION                                                          NUMBER

               Item 1.      Consolidated Financial Statements

                            Consolidated Balance Sheets
                            June 30, 2001 (Unaudited) and December 31, 2000                      3

                            Unaudited Consolidated Statements of Income
                            for the Three Months and Six Months Ended
                            June 30, 2001 and 2000                                               4

                            Unaudited Consolidated Statement of Shareholders'
                            Equity for the Six Months Ended June 30, 2001                        5

                            Unaudited Consolidated Statements of Cash Flows
                            for the Six Months Ended June 30, 2001 and 2000                      6

                            Notes to Interim Unaudited Consolidated
                            Financial Statements                                                 7

               Item 2.      Management's Discussion and Analysis
                            of Financial Condition and Results of Operations                     9


               Item 3.      Quantitative and Qualitative Disclosures about Market Risk          17

PART II.       OTHER INFORMATION

               Item 1.      Legal Proceedings                                                   18

               Item 2.      Changes in Securities and Use of Proceeds                           18

               Item 3.      Defaults upon Senior Securities                                     18

               Item 4.      Submission of Matters to a Vote of Security Holders                 18

               Item 5.      Other Information                                                   18

               Item 6.      Exhibits and Reports on Form 8-K                                    19

Signatures                                                                                      20

Exhibit Index                                                                                   21

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

==========================================================================================================================
                                                                                         JUNE 30,            December 31,
(Dollars in thousands, except par values)                                                  2001                  2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)

ASSETS

Cash                                                                                     $  7,590               $ 8,555
Cash held in escrow                                                                         1,850                 1,710
Receivables                                                                                44,895                49,959
Inventories:
     Single-family lots, land and land development costs                                  283,378               286,461
     Houses under construction                                                            217,356               152,184
     Model homes and furnishings - at cost (less accumulated depreciation:
         June 30, 2001 - $35; December 31, 2000 -  $35)                                     7,428                 7,684
     Land purchase deposits                                                                 2,547                 3,105
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
     June 30, 2001 - $7,903; December 31, 2000 - $7,353)                                   17,568                18,165
Investment in unconsolidated joint ventures and limited liability companies                21,266                23,086
Other assets                                                                               16,358                16,733
--------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                               $620,236              $567,642
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                            $146,000              $115,800
Note payable bank - financial services operations                                          22,850                26,700
Mortgage notes payable                                                                     13,552                16,719
Senior subordinated notes                                                                  50,000                50,000
Accounts payable                                                                           76,471                67,344
Accrued compensation                                                                        7,189                17,542
Other liabilities                                                                          48,106                44,648
--------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                    364,168               338,753
--------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding                 -                     -
Common stock - $.01 par value; authorized 38,000,000 shares; issued 8,813,061 shares           88                    88
Additional paid-in capital                                                                 62,952                62,747
Retained earnings                                                                         212,936               188,184
Treasury stock - at cost - 1,190,094 and 1,322,894 shares, respectively,
     held in treasury at June 30, 2001 and December 31, 2000                              (19,908)              (22,130)
------------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                           256,068               228,889
-------------------------------------------------------------------------------------------------------------------------

     TOTAL                                                                               $620,236              $567,642
-------------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

=================================================================================================================
                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
(Dollars in thousands, except per share amounts)         2001          2000              2001            2000
-----------------------------------------------------------------------------------------------------------------



Revenue                                               $222,377        $234,728         $400,532        $408,584
-----------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Land and housing                                  170,255         185,458          307,677         321,293
     General and administrative                         12,214          11,728           21,880          20,657
     Selling                                            14,790          14,287           27,163          25,679
     Interest                                            3,711           4,753            6,826           8,937
-----------------------------------------------------------------------------------------------------------------

Total costs and expenses                               200,970         216,226          363,546         376,566
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                              21,407          18,502           36,986          32,018
-----------------------------------------------------------------------------------------------------------------

Income taxes (credit):
     Current                                             8,074           8,714           13,334          12,917
     Deferred                                               72          (1,544)             828            (510)
-----------------------------------------------------------------------------------------------------------------

Total income taxes                                       8,146           7,170           14,162          12,407
-----------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change
      in accounting principle                           13,261          11,332           22,824          19,611

Cumulative effect of change in accounting
      principle - net of income taxes                        -               -            2,681               -

-----------------------------------------------------------------------------------------------------------------
Net income                                            $ 13,261        $ 11,332         $ 25,505        $ 19,611
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - basic:
     Income before cumulative effect of
       change in accounting principle                 $   1.75        $   1.43         $   3.02        $   2.43
     Cumulative effect of change in accounting
       principle - net of income taxes                       -               -              .36               -
     Net income                                       $   1.75        $   1.43         $   3.38        $   2.43
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - diluted:
     Income before cumulative effect of
       change in accounting principle                 $   1.69        $   1.40         $   2.92        $   2.39
     Cumulative effect of change in accounting
       principle - net of income taxes                       -               -              .35               -
     Net income                                       $   1.69        $   1.40         $   3.27        $   2.39
-----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (in thousands):
     Basic                                               7,597           7,950            7,556           8,063
     Diluted                                             7,833           8,118            7,804           8,209
-----------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)


==================================================================================================================

                                          SIX MONTHS ENDED JUNE 30, 2001

------------------------------------------------------------------------------------------------------------------

                                              Common Stock
                                              ------------             Additional
(Dollars in thousands, except           Shares                           Paid-In        Retained      Treasury
  per share amounts)                  Outstanding        Amount          Capital        Earnings        Stock
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000          7,490,167           $88            $62,747        $188,184     $(22,130)

    Net income                                -             -                  -          25,505            -

    Dividends to shareholders,
        $0.10 per common share                -             -                  -            (753)           -

    Stock options exercised             132,800             -               (528)              -        2,222

    Deferral of executive and
       director stock                         -             -                733               -            -
------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001              7,622,967          $88             $62,952        $212,936     $(19,908)
------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

===================================================================================================================
                                                                                       SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                                                                   2001                2000
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $25,505              $19,611
   Adjustments to reconcile net income to net cash used in operating activities:
      Loss from property disposals                                                          9                   48
      Depreciation                                                                        895                1,060
      Deferred income taxes (credit)                                                      828                 (510)
      Increase in cash held in escrow                                                    (140)                (289)
      Decrease (increase) in receivables                                                5,064               (1,871)
      Increase in inventories                                                         (55,346)             (40,687)
      Increase in other assets                                                           (453)                (230)
      Increase in accounts payable                                                      9,127               17,278
      Decrease in other liabilities                                                    (6,162)              (7,422)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                        (422)                (343)
-------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                        (21,095)             (13,355)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (306)                (327)
   Investment in unconsolidated joint ventures and limited liability companies         (4,534)             (14,869)
   Distributions from unconsolidated joint ventures and limited liability companies       846                  438
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (3,994)             (14,758)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                   26,350               45,100
   Principal repayments of mortgage notes payable                                      (3,167)              (2,306)
   Dividends paid                                                                        (753)                (818)
   Proceeds from exercise of stock options and deferred stock                           1,694                  217
   Payments to acquire treasury shares                                                      -               (7,895)
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                     24,124               34,298
-------------------------------------------------------------------------------------------------------------------

         Net (decrease) increase in cash                                                 (965)               6,185
         Cash balance at beginning of year                                              8,555                5,665
-------------------------------------------------------------------------------------------------------------------
         Cash balance at end of period                                               $  7,590              $11,850
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                           $  6,603              $ 8,255
      Income taxes                                                                   $ 16,355              $12,363
NON-CASH TRANSACTIONS DURING THE PERIOD:
   Land and lots acquired with mortgage notes payable                                $      -              $ 4,990
   Distribution of single-family lots from unconsolidated joint ventures and
      limited liability companies                                                    $  5,930              $ 9,356
   Deferral of executive and director stock                                          $    733              $   705
   Executive deferred stock distributions                                            $      -              $    18
-------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results for the full year.

   It is suggested that these financial statements be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

   In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial results for the interim periods presented.


NOTE 2. LOAN AGREEMENTS

   On May 3, 2001, the Company and M/I Financial Corp., our wholly-owned subsidiary, entered into a new bank loan agreement with a new lender, replacing the previous loan agreement in its entirety. The Company and M/I Financial, as co-borrowers, have the ability to borrow up to $30 million at a rate of interest based on the prime rate or the Eurodollar rate. This new agreement terminates on May 2, 2002.


NOTE 3. INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of total interest for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                             2001            2000                  2001           2000
---------------------------------------------------------------------------------------------------------------

Interest capitalized, beginning of period       $11,631           $9,314              $10,337          $8,886
Interest incurred                                 4,718            5,082                9,127           9,694
Interest expensed                                (3,711)          (4,753)              (6,826)         (8,937)
---------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period             $12,638           $9,643              $12,638          $9,643
===============================================================================================================



NOTE 4. CONTINGENCIES

   At June 30, 2001, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $166 million.

NOTE 5. PER SHARE DATA

   Per share data is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.


NOTE 6. ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended and interpreted, became effective for the Company's fiscal 2001 first quarter financial statements. In January 2001, the Company recorded a cumulative transition adjustment of approximately $2.7 million (net of taxes of $1.6 million) to earnings, primarily related to the recognition of certain loan commitments and forward sales of mortgage backed securities as derivative instruments. The loan commitments and forward sales of mortgage backed securities are recorded at fair value in other assets and other liabilities, respectively. Changes in fair value are recorded in revenue.

   In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

   In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.


NOTE 7. DIVIDENDS

   On April 20, 2001, the Company paid to the shareholders of record on April 2, 2001 a cash dividend of $0.05 per share. On April 19, 2001, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record of its common stock on July 2, 2001, which was paid on July 26, 2001. Total dividends paid in 2001 through July 26 were $1.1 million.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended June 30, 2001 decreased $12.4 million and for the six months ended June 30, 2001 decreased $8.1 million from the comparable periods of 2000. For the three-month period, homebuilding revenue decreased $13.6 million and financial services revenue increased $1.3 million. For the six-month period, homebuilding revenue decreased $9.4 million and financial services revenue increased $1.5 million. The decrease in homebuilding for the three-month period consisted of a housing revenue decrease of $14.9 million offset by a land revenue increase of $1.0 million. The decrease in homebuilding for the six-month period consisted of a housing revenue decrease of $10.4 million offset by a land revenue increase of $0.8 million. The decrease in housing revenue for the three- and six-month period was attributable to a decrease in the number of Homes Delivered of 60 and 26 units, respectively, and a decrease in the average sales price of Homes Delivered of .8% and 1.2%, respectively. The increase in land revenue for the three and six months ended June 30, 2001 was primarily due to an increase in the number of lots sold in the Columbus and Phoenix markets. This was partially offset by a decrease in the number of lots sold in the Virginia market. The increase in financial services revenue for the three and six months ended June 30, 2001 was primarily attributable to increases in revenue earned from the sale of loans.

         Income Before Income Taxes. Income before income taxes increased 15.7% for the three months ended June 30, 2001 and 15.5% for the six months ended June 30, 2001 over the comparable periods of 2000. The increase for the three months ended June 30, 2001 was the result of an increase in homebuilding income before income taxes from $14.2 million to $14.9 million. In addition, income before income taxes for financial services increased from $2.8 million to $3.5 million. The increase for the six months ended June 30, 2001 was also the result of an increase in homebuilding income before income taxes from $19.6 million to $23.5 million. In addition, income before income taxes for financial services increased from $6.6 million to $7.4 million. The increase in homebuilding for the three-month period was due to the increase in housing gross margin from 19.9% to 22.1%. The increase in homebuilding for the six months ended June 30, 2001 was due to the increase in housing gross margin from 19.9% to 21.6%. Unallocated amounts include interest from other segments along with salaries and other administrative expenses which are not identifiable with a specific segment.

         The cumulative effect of a change in accounting principle was an increase in income of approximately $2.7 million, net of income taxes, for the six months ended June 30, 2001. This accounting change is the result of the January 1, 2001 adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires recording the value of certain loan commitments and forward sales of mortgage backed securities at fair value.

         The information below is presented in conformity with SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" for all periods presented.


                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
(Dollars in thousands)                                  2001             2000              2001          2000
------------------------------------------------------------------------------------------------------------------
Revenue:
    Homebuilding                                    $217,863         $231,494          $391,570         $401,003
    Financial services                                 5,631            4,348            11,031            9,528
    Intersegment                                      (1,117)          (1,114)           (2,069)          (1,947)
------------------------------------------------------------------------------------------------------------------
        Total Revenue                               $222,377         $234,728          $400,532         $408,584
------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes:
    Homebuilding                                    $ 14,909         $ 14,182          $ 23,455         $ 19,623
    Financial services                                 3,538            2,844             7,359            6,603
    Unallocated amounts                                2,960            1,476             6,172            5,792
------------------------------------------------------------------------------------------------------------------
        Total Income Before Income Taxes            $ 21,407         $ 18,502          $ 36,986         $ 32,018
==================================================================================================================

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the homebuilding segment:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
(Dollars in thousands)                                     2001            2000           2001           2000
-----------------------------------------------------------------------------------------------------------------
Revenue:
   Housing sales                                        $211,481        $226,336       $380,304       $390,665
   Land and lot sales                                      6,031           4,994         10,561          9,753
   Other income                                              351             164            705            585
-----------------------------------------------------------------------------------------------------------------
Total revenue                                           $217,863        $231,494       $391,570       $401,003
=================================================================================================================
Revenue:
   Housing sales                                            97.1%           97.8%          97.1%          97.4%
   Land and lot sales                                        2.8             2.1            2.7            2.4
   Other income                                              0.1             0.1            0.2            0.2
-----------------------------------------------------------------------------------------------------------------
Total revenue                                              100.0           100.0          100.0          100.0
Land and housing costs                                      78.8            80.7           79.0           80.7
-----------------------------------------------------------------------------------------------------------------
Gross margin                                                21.2            19.3           21.0           19.3
General and administrative expenses                          2.6             2.4            2.8            2.6
Selling expenses                                             6.8             6.2            6.9            6.4
-----------------------------------------------------------------------------------------------------------------
Operating income                                            11.8            10.7           11.3           10.3
Allocated expenses                                           5.0             4.6            5.3            5.4
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                   6.8%            6.1%           6.0%           4.9%
=================================================================================================================
OHIO AND INDIANA REGION
Unit Data:
   New contracts, net                                        792             606          1,702          1,331
   Homes delivered                                           624             644          1,064          1,105
   Backlog at end of period                                1,943           1,617          1,943          1,617
Average sales price of homes in backlog                 $    206        $    201       $    206       $    201
Aggregate sales value of homes in backlog               $400,000        $325,000       $400,000       $325,000
Number of active subdivisions                                 85              80             85             80
=================================================================================================================
FLORIDA REGION
Unit Data:
   New contracts, net                                        227             224            479            406
   Homes delivered                                           228             186            424            322
   Backlog at end of period                                  547             451            547            451
Average sales price of homes in backlog                 $    214        $    212       $    214       $    212
Aggregate sales value of homes in backlog               $117,000        $ 96,000       $117,000       $ 96,000
Number of active subdivisions                                 28              28             28             28
=================================================================================================================
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit Data:
   New contracts, net                                        195             197            409            396
   Homes delivered                                           128             210            269            356
   Backlog at end of period                                  454             436            454            436
Average sales price of homes in backlog                 $    387        $    355       $    387       $    355
Aggregate sales value of homes in backlog               $176,000        $155,000       $176,000       $155,000
Number of active subdivisions                                 32              32             32             32
=================================================================================================================
TOTAL
Unit Data:
   New contracts, net                                      1,214           1,027          2,590          2,133
   Homes delivered                                           980           1,040          1,757          1,783
   Backlog at end of period                                2,944           2,504          2,944          2,504
Average sales price of homes in backlog                 $    235        $    230       $    235       $    230
Aggregate sales value of homes in backlog               $693,000        $576,000       $693,000       $576,000
Number of active subdivisions                                145             140            145            140
=================================================================================================================

         A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Since we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. In the first six months of 2001, we delivered 1,757 homes, most of which were homes under contract in Backlog at December 31, 2000. The cancellation rate of homes in Backlog at December 31, 2000 and 1999 was 13% and 11% as of June 30, 2001 and 2000, respectively. For homes in Backlog at December 31, 1999, the final cancellation percentage was 12%. Unsold speculative homes, which are in various stages of construction, totaled 97 and 122 at June 30, 2001 and 2000, respectively.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Total Revenue. Total revenue for the homebuilding segment for the quarter ended June 30, 2001 was $217.9 million, a 5.9% decrease from 2000's second quarter. The decrease consisted of a decrease in housing revenue of 6.6%, offset by an increase in land revenue of 20.8%. Housing revenue decreased as a result of a 5.8% decrease in Homes Delivered. Homes Delivered were down in all of our markets with the exception of Indianapolis, Tampa, Orlando and West Palm Beach. The decrease in housing revenue was also due to a .8% decrease in the average sales price of Homes Delivered. The decrease in the average sales price of Homes Delivered was the result of decreases in our Cincinnati, Tampa and Raleigh markets due to product mix and our focus on delivering more affordable price points in these markets. The increase in land revenue from $5.0 million to $6.0 million was primarily attributable to an increase in the number of lots sold in the Columbus and Phoenix markets, partially offset by a decrease in the number of lots sold in the Virginia market.

         Home Sales and Backlog. New Contracts in the second quarter of 2001 increased 18.2% from 2000's second quarter. New Contracts were higher in all of our markets except Tampa, Charlotte and Phoenix. We believe the increase was primarily attributable to lower interest rates. New Contracts recorded in July 2001 were slightly higher than New Contracts recorded in July 2000. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         At June 30, 2001, our Backlog consisted of 2,944 homes, with an approximate sales value of $693 million. This represents a 17.6% increase in units and a 20.3% increase in sales value in comparison to the second quarter of 2000. The average sales price of homes in backlog increased by 2.2%, with increases occurring in the majority of our markets. Sales price increases are the result of increases to cover increased material and labor costs.

         Gross Margin. The overall gross margin for the homebuilding segment was 21.2% for the three-month period ended June 30, 2001 compared to 19.3% for the three-month period ended June 30, 2000. Housing gross margin increased from 19.9% to 22.1% and land gross margin decreased from 17.4% to 9.9% compared to 2000's second quarter. The increase in housing gross margin was the result of improved operating efficiencies. We have also focused on acquiring or developing lots in premier locations to obtain higher margins. The decrease in land gross margin was primarily the result of decreased quantity and profit from lots sold in the Virginia division compared to the second three months of 2000.

         General and Administrative Expenses. General and administrative expenses increased to $5.6 million, or 2.6% of revenue, for the three months ended June 30, 2001 compared to $5.5 million, or 2.4 % of revenue, for the same period in 2000. The increase in dollars was primarily attributable to additional real estate taxes paid as a result of an increase in our investment in land development activities.

         Selling Expenses. Selling expenses increased from $14.3 million, or 6.2% of revenue, for the second quarter of 2000 to $14.7 million, or 6.8% of revenue, for the second quarter of 2001. The increase in dollars primarily related to an increase in model expenses.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Total Revenue. Total revenue for the homebuilding segment for the six months ended June 30, 2001 was $391.6 million, a 2.4% decrease from the same period in 2000. The decrease consisted of a decrease in housing revenue of 2.7%, offset by an increase in land revenue of 8.3%. Housing revenue decreased as a result of a 1.5% decrease in Homes Delivered. Homes Delivered were down in the majority of our markets. The decrease in housing revenue was also due to a 1.2% decrease in the average sales price of Homes Delivered. The decrease in the average sales price of Homes Delivered was the result of decreases in our Cincinnati, Tampa, Raleigh and Virginia markets due to product mix and our focus on delivering more affordable price points in these markets. The increase in land revenue from $9.8 million to $10.6 million was primarily attributable to lots sold in the Columbus and Phoenix markets, partially offset by a decrease in the number of lots sold in the Virginia market.

         Home Sales and Backlog. New Contracts in the first six months of 2001 increased 21.4% from the same period in 2000. Increases occurred in virtually all of our markets. We believe the increase was primarily attributable to lower interest rates. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the homebuilding segment was 21.0% for the six month period ended June 30, 2001 compared to 19.3% for the six month period ended June 30, 2000. Housing gross margin increased from 19.9% to 21.6% and land gross margin decreased from 14.4% to 9.8% from 2000's first six months. The increase in housing gross margin was the result of improved operating efficiencies. We have also focused on acquiring or developing lots in premier locations to obtain higher margins. The decrease in land gross margin was the result of decreased quantity and profit from lots sold in the Virginia division compared to the first six months of 2000.

         General and Administrative Expenses. General and administrative expenses increased to $11.0 million, or 2.8% of revenue, for the six months ended June 30, 2001 compared to $10.6 million, or 2.7% of revenue, for the same period in 2000. The increase in dollars was primarily attributable to additional real estate taxes as a result of an increase in our investment in land development activities.

         Selling Expenses. Selling expenses increased from $25.8 million, or 6.4% of revenue, for the first six months of 2000 to $27.0 million, or 6.9% of revenue, for the first six months of 2001. The increase primarily related to an increase in model expenses.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to our financial services segment:

                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                           2001            2000                2001             2000
---------------------------------------------------------------------------------------------------------------
Number of loans originated                        809             805               1,429            1,392
  Revenue:
   Loan origination fees                       $1,303          $1,251              $2,313           $2,158
   Sale of loans                                2,734           1,699               5,746            4,778
   Other                                        1,594           1,398               2,972            2,592
---------------------------------------------------------------------------------------------------------------
Total Revenue                                   5,631           4,348              11,031            9,528
---------------------------------------------------------------------------------------------------------------

General and administrative expenses             2,093           1,504               3,672            2,925
---------------------------------------------------------------------------------------------------------------
Operating Income                               $3,538          $2,844              $7,359           $6,603
===============================================================================================================


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Total Revenue. Total revenue for the three months ended June 30, 2001 was $5.6 million, a 29.5% increase from the $4.3 million recorded for the comparable period of 2000. Loan origination fees remained constant at $1.3 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

         Revenue from the sale of loans increased 60.9% from $1.7 million for the three months ended June 30, 2000 to $2.7 million for the three months ended June 30, 2001. The increase was due to lower interest rates beginning in the fourth quarter of 2000 that resulted in a majority of fixed rate mortgages. We entered into an agreement in late 2000 for the sale of servicing on fixed rate mortgages that locked in favorable servicing released premiums.

         Revenue from other sources increased 14.0% to $1.6 million for the three months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000. This was due to increased earnings from title services and an increase in loan application revenue.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2001 were $2.1 million, a 39.2% increase from the comparable period of the prior year. This increase was due to higher expenses related to the increase in revenue and an increase in loan application expenses.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Total Revenue. Total revenue for the six months ended June 30, 2001 was $11.0 million, a 15.8% increase from the $9.5 million recorded for the comparable period of 2000. Loan origination fees increased 7.2% from $2.2 million for the six months ended June 30, 2000 to $2.3 million for the six months ended June 30, 2001. This increase was due to a 2.7% increase in loan originations along with an increase in average loan amounts.

          Revenue from the sale of loans increased 20.3% from $4.8 million for the six months ended June 30, 2000 to $5.7 million for the six months ended June 30, 2001. The increase was due to lower interest rates beginning in the fourth quarter of 2000 that resulted in a majority of fixed rate mortgages. We entered into an agreement in late 2000 for the sale of servicing on fixed rate mortgages that locked in favorable servicing released premiums.

         Revenue from other sources increased 14.7% from $2.6 million for the six months ended June 30, 2000 to $3.0 million for the six months ended June 30, 2001. This was due to increased earnings from title services and an increase in loan application revenue.

         General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2001 were $3.7 million, a 25.5% increase from the comparable period of the prior year. This increase was due to higher expenses related to the increase in revenue and an increase in loan application expenses.


OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the three months ended June 30, 2001 decreased from $4.7 million to $4.6 million. As a percentage of total revenue, corporate general and administrative expenses for the three months ended June 30, 2001 increased to 2.1% from 2.0% from the comparable period in the prior year. Corporate general and administrative expenses increased from $7.1 million, or 1.7% of total revenue for the six months ended June 30, 2000 to $7.4 million, or 1.9% of total revenue, for the six months ended June 30, 2001. The increase was a result of various general and administrative expenses increasing as a result of an increase in profitability.

         Interest Expense. Corporate and homebuilding interest expense for the three and six months ended June 30, 2001 decreased to $3.6 and $6.6 million, respectively, from $4.8 and $9.0 million recorded for the comparable periods of the prior year. Interest expense was lower in the current year due to a decrease in the average borrowings outstanding and an increase in capitalized interest due a significant increase in houses under construction and land development activities.

         Income Taxes. The effective tax rate for the three and six months ended June 30, 2001 decreased to 38.1% and 38.3%, respectively from 38.8% for the comparable periods of 2000. The decrease is primarily attributable to lower state taxes as a percentage of revenue.

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

         Notes Payable Banks. At June 30, 2001, we had bank borrowings outstanding of approximately $146 million under our Bank Credit Facility. The Bank Credit Facility permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $280 million or (ii) our borrowing base. The Bank Credit Facility matures September 30, 2004.

         We also had approximately $23 million outstanding as of June 30, 2001 under the M/I Financial loan agreement which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. On May 3, 2001, the Company and M/I Financial entered into a new bank agreement with a new lender, replacing the previous loan agreement in its entirety. This new agreement terminates on May 2, 2002.

         At June 30, 2001, we had the right to borrow up to $310 million under our credit facilities, including $30 million under the M/I Financial loan agreement. At June 30, 2001, we had $141 million of unused borrowing availability under our credit facilities. We also had approximately $53 million of completion bonds and letters of credit outstanding at June 30, 2001.

         Subordinated Notes. At June 30, 2001, there was outstanding $50 million of Senior Subordinated Notes. The notes bear interest at a fixed rate and mature August 29, 2004.

         Land and Land Development. Over the past several years we have increased our land development activities and land holdings. Single-family lots, land and land development costs decreased slightly from December 31, 2000 to June 30, 2001. We continue to purchase some lots from outside developers under option contracts. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         The $30 million increase in notes payable banks - homebuilding operations from December 31, 2000 to June 30, 2001 reflects increased borrowings primarily attributable to the increase in houses under construction. Houses under construction increased $65 million from December 31, 2000 to June 30, 2001. Borrowing needs may continue to increase as we invest in land under development and developed lots, depending upon the market and competition.

         At June 30, 2001, mortgage notes payable outstanding were $14 million, secured by an office building, lots and land with a recorded book value of $18 million.

         Purchase of Treasury Shares. On February 15, 2000, our Board of Directors authorized the repurchase of up to 2 million shares of outstanding common shares. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of June 30, 2001 we had purchased 1.4 million shares at an average price of $17.

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease the potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates would also increase our interest expense because the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate for our outstanding debt for the six months ended June 30, 2001 and 2000 was 8.6% and 8.2%, respectively.

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

     - We are particularly susceptible to changes in the economy and to interest rate fluctuation.

     - We must risk significant capital to maintain our desired land position.

     - Our operations are located in various markets throughout the United States, however, a significant portion of our revenues were derived from operations in the Columbus market.

     - We face significant competition for home sales, building materials and skilled subcontractors.

     - Increased levels of zoning, environmental and other regulatory initiatives can adversely affect our profitability.

     - Periodic material and labor shortages can adversely affect our sales and profitability.

     - Our principle shareholders can exercise significant control over shareholder matters.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities which permit borrowings up to $310 million. To minimize the effect of the interest rate fluctuation, we have interest rate swap arrangements with certain banks for a total notional amount of $75 million. Under these agreements, we pay fixed rates of interest.

         Assuming a hypothetical 10% change in short-term interest rates, interest expense would not change significantly, as the interest rate swap agreements would partially offset the impact.

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. At June 30, 2001, the notional principal amount under these loan commitments was $179 million and the related fair value of these agreements was a loss of approximately $1.6 million.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At June 30, 2001, the notional principal amount under these forward sales agreements was approximately $183 million and the related fair value of these agreements was approximately $0.5 million. The hedging agreements outstanding at June 30, 2001 mature within 90-120 days. These agreements are recorded at fair value on the balance sheet and any gains or losses are recorded in revenue.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -  none.

Item 2.  Changes in Securities and Use of Proceeds - none.

Item 3.  Defaults upon Senior Securities - none.

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 19, 2001, the Company held its 2001 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms, a proposal to adopt an amendment to Article I(f) of the Company's Amended and Restated Code of Regulations and a proposal to ratify the appointment of Deloitte & Touche LLP as the independent accountants and auditors for fiscal year 2001. The results of the voting are as follows:

         1.   Election of Directors

                                                            For                  Withheld
                                                            ---                  --------

              Friedrich K.M. Bohm                         7,318,944                14,894
              Jeffrey H. Miro                             7,318,984                14,854
              Robert H. Schottenstein                     7,072,265               261,573

              All three directors were re-elected


2. To adopt an amendment to Article I(f) of the M/I Schottenstein Homes, Inc. Amended and Restated Code of Regulations to permit shareholders to appoint proxies in any manner permitted by Ohio law

              For                                         7,308,370
              Against                                        20,417
              Abstain                                         5,051

              The proposal was approved


         3. To ratify the appointment of Deloitte & Touche LLP as the independent accountants and auditors for fiscal year 2001

              For                                         7,320,706
              Against                                        10,253
              Abstain                                         2,879

              The proposal was approved


Item 5.  Other Information - none.

Item 6.  Exhibits and Reports on Form 8-K

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                     Description
------                     -----------

3.1 (a) Amended and Restated Regulations of the Company, hereby incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3.1 (b) Amendment to Article I(f) of the Company's Amended and Restated Code of Regulations to permit shareholders to appoint proxies in any manner permitted by Ohio law.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      M/I Schottenstein Homes, Inc.
                                      --------------------------------------
                                                 (Registrant)


Date:    August 13, 2001              by:   /s/ Robert H. Schottenstein
                                            --------------------------------
                                            Robert H. Schottenstein
                                            President and Director




Date:    August 13, 2001              by:   /s/ Phillip G. Creek
                                            --------------------------------
                                            Phillip G. Creek
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION                                          PAGE NO.
 ------                           -----------                                          --------

 3.1 (a) Amended and Restated Regulations of the Company, hereby incorporated by reference to Exhibit 3.4 of the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1998.

 3.1 (b)        Amendment to Article I(f) of the Company's Amended and
                Restated Code of Regulations to permit shareholders to appoint proxies in any manner permitted by Ohio law.

