Form 10-Q
period 2001-09-30
M I SCHOTTENSTEIN HOMES INC
filed 2001-11-14
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended September 30, 2001
                                         ------------------

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

                          YES   X          NO  _____
                              ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 7,446,367 shares
                       outstanding as of November 13, 2001

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER
         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2001 (Unaudited) and December 31, 2000       3

                  Unaudited Consolidated Statements of Income
                  for the Three Months and Nine Months Ended
                  September 30, 2001 and 2000                                4

                  Unaudited Consolidated Statement of Shareholders' Equity
                  for the Nine Months Ended September 30, 2001               5

                  Unaudited Consolidated Statements of Cash Flows
                  for the Nine Months Ended  September 30, 2001 and 2000     6

                  Notes to Interim Unaudited Consolidated Financial
                  Statements                                                 7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations           9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         19

         Item 2.  Changes in Securities and Use of Proceeds                 19

         Item 3.  Defaults Upon Senior Securities                           19

         Item 4.  Submission of Matters to a Vote of Security Holders       19

         Item 5.  Other Information                                         19

         Item 6.  Exhibits and Reports on Form 8-K                          19

Signatures                                                                  20

Exhibit Index                                                               21

CONSOLIDATED BALANCE SHEETS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

                                                                              SEPTEMBER 30,         December 31,
                                                                                  2001                  2000
(Dollars in thousands, except par values)                                      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                            $  5,680               $ 8,555
Cash held in escrow                                                                1,770                 1,710
Receivables                                                                       49,691                49,959
Inventories:
     Single-family lots, land and land development costs                         274,453               286,461
     Houses under construction                                                   245,659               152,184
     Model homes and furnishings - at cost (less accumulated depreciation:
         September 30, 2001 - $42; December 31, 2000 -  $35)                       7,475                 7,684
     Land purchase deposits                                                        2,512                 3,105
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
     September 30, 2001 - $6,863; December 31, 2000 - $7,353)                     22,813                18,165
Investment in unconsolidated joint ventures and limited liability companies       20,559                23,086
Other assets                                                                      19,629                16,733
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $650,241              $567,642
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable banks - homebuilding operations                                   $143,000              $115,800
Note payable bank - financial services operations                                 28,900                26,700
Mortgage notes payable                                                            12,844                16,719
Senior subordinated notes                                                         50,000                50,000
Accounts payable                                                                  77,304                67,344
Accrued compensation                                                              13,762                17,542
Other liabilities                                                                 57,618                44,648
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                383,428               338,753
-----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
-----------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none
     outstanding                                                                       -                     -
Common stock - $.01 par value; authorized 38,000,000 shares; issued
     8,813,061 shares                                                                 88                    88
Additional paid-in capital                                                        63,007                62,747
Retained earnings                                                                227,568               188,184
Treasury stock - at cost - 1,315,794 and 1,322,894 shares, respectively,
     held in treasury at September 30, 2001 and December 31, 2000                (23,850)              (22,130)
----------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                       266,813               228,889
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $650,241              $567,642
----------------------------------------------------------------------------------------------------------------


See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
(Dollars in thousands, except per share amounts)         2001          2000              2001            2000
-----------------------------------------------------------------------------------------------------------------
Revenue                                               $266,834        $245,582         $667,366        $654,166
-----------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Land and housing                                  207,268         193,040          514,945         514,333
     General and administrative                         14,977          13,497           36,857          34,154
     Selling                                            15,972          14,014           43,135          39,693
     Interest                                            4,411           4,817           11,237          13,754
-----------------------------------------------------------------------------------------------------------------

Total costs and expenses                               242,628         225,368          606,174         601,934
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                              24,206          20,214           61,192          52,232
-----------------------------------------------------------------------------------------------------------------

Income taxes (credit):
     Current                                            11,450           8,694           24,784          21,611
     Deferred                                           (2,256)           (861)          (1,428)         (1,371)
-----------------------------------------------------------------------------------------------------------------

Total income taxes                                       9,194           7,833           23,356          20,240
-----------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change
      in accounting principle                           15,012          12,381           37,836          31,992
Cumulative effect of change in accounting
      principle - net of income taxes                        -               -            2,681               -
-----------------------------------------------------------------------------------------------------------------

Net income                                            $ 15,012        $ 12,381         $ 40,517        $ 31,992
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - basic:
     Income before cumulative effect of
       change in accounting principle                 $   1.97        $   1.59         $   5.00        $   4.02
     Cumulative effect of change in accounting
       principle - net of income taxes                       -               -              .35               -
-----------------------------------------------------------------------------------------------------------------

     Net income                                       $   1.97        $   1.59         $   5.35        $   4.02
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - diluted:
     Income before cumulative effect of
       change in accounting principle                 $   1.91        $   1.56         $   4.84        $   3.94
     Cumulative effect of change in accounting
       principle - net of income taxes                       -               -              .34               -
-----------------------------------------------------------------------------------------------------------------

     Net income                                       $   1.91        $   1.56         $   5.18        $   3.94
-----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (in thousands):
     Basic                                               7,612           7,769            7,575           7,964
     Diluted                                             7,856           7,955            7,822           8,123
-----------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)


                      NINE MONTHS ENDED SEPTEMBER 30, 2001


                                              Common Stock
                                              ------------             Additional
(Dollars in thousands, except           Shares                           Paid-In        Retained      Treasury
  per share amounts)                  Outstanding        Amount          Capital        Earnings        Stock
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000          7,490,167           $88              $62,747       $188,184    $(22,130)

    Net income                                -             -                   -          40,517           -

    Dividends to shareholders,
        $0.15 per common share                -             -                   -          (1,133)          -

    Purchase of treasury shares        (127,800)            -                   -               -      (3,977)

    Stock options exercised             134,900             -                 (536)             -       2,257

    Deferral of executive and
      director stock                         -              -                  796              -           -
-------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2001         7,497,267           $88              $63,007       $227,568    $(23,850)
-------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
(Dollars in thousands)                                                                    2001             2000
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 40,517             $ 31,992
   Adjustments to reconcile net income to net cash used in operating activities:
      Loss from property disposals                                                         20                   53
      Depreciation                                                                      1,412                1,577
      Deferred income tax credit                                                       (1,428)              (1,371)
      (Increase) decrease in cash held in escrow                                          (60)                 234
      Decrease (increase) in receivables                                                  268               (2,102)
      Increase in inventories                                                         (70,896)             (35,877)
      Increase in other assets                                                         (1,468)              (2,368)
      Increase in accounts payable                                                      9,960               13,032
      Increase (decrease) in other liabilities                                          9,986                 (879)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                        (678)                (555)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                                   (12,367)               3,736
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                 (6,063)                (607)
   Investment in unconsolidated joint ventures and limited liability companies         (7,840)             (19,604)
   Distributions from unconsolidated joint ventures and limited liability companies     1,259                  679
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (12,644)             (19,532)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                   29,400               33,675
   Principal repayments of mortgage notes payable                                      (3,875)              (3,724)
   Dividends paid                                                                      (1,133)              (1,209)
   Proceeds from exercise of stock options and deferred stock                           1,721                  312
   Payments to acquire treasury shares                                                 (3,977)              (9,239)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                              22,136               19,815
-------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                        (2,875)               4,019
Cash balance at beginning of year                                                       8,555                5,665
-------------------------------------------------------------------------------------------------------------------

Cash balance at end of period                                                        $  5,680             $  9,684
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                           $ 10,671             $ 13,291
      Income taxes                                                                   $ 26,166             $ 21,415

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Land and lots acquired with mortgage notes payable                                $      -             $  5,308
   Distribution of single-family lots from unconsolidated
      joint ventures and limited liability companies                                 $  9,786             $ 13,361
   Deferral of executive and director stock                                          $    796             $    732
   Executive deferred stock distributions                                            $      -             $     64
------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements for M/I Schottenstein Homes, Inc. and its subsidiaries (the "Company") and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for the full year.

   It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

   In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial results for the interim periods presented.

NOTE 2. SUBORDINATED DEBT

   On September 28, 2001, the Company extended its $50 million of Senior Subordinated Notes for two additional years. The notes will bear interest at a slightly higher rate for these two years and mature in August of 2006.

NOTE 3. INTEREST

   The Company capitalizes interest during development and construction. Capitalized interest is charged to interest expense as the related inventory is delivered. The summary of capitalized interest for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
(Dollars in thousands)                            2001             2000                 2001            2000
-------------------------------------------------------------------------------------------------------------------
Interest capitalized, beginning of period       $12,638         $  9,643              $10,337         $ 8,886
Interest incurred                                 4,928            5,192               14,055          14,886
Interest expensed                                (4,411)          (4,817)             (11,237)        (13,754)
-------------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period             $13,155          $10,018              $13,155         $10,018
-------------------------------------------------------------------------------------------------------------------


NOTE 4. CONTINGENCIES

   At September 30, 2001, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $164 million.

NOTE 5. PER SHARE DATA

   Per share data is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

NOTE 6. ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended and interpreted, became effective for the Company's fiscal 2001 first quarter financial statements. In January 2001, the Company recorded a cumulative transition adjustment of approximately $2.7 million (net of taxes of $1.6 million) to earnings, primarily related to the recognition of certain loan commitments and forward sales of mortgage backed securities as derivative instruments. The loan commitments and forward sales of mortgage backed securities are recorded at fair value in other assets and other liabilities, respectively. Changes in fair value are recorded in revenue.

   In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

   In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

   In August 2001, the FASB issued SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets." While this statement supersedes SFAS 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of" is retains the fundamental provisions of SFAS 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. This statement is effective for the first quarter in the year ended December 31, 2001.

NOTE 7. DIVIDENDS

   On July 26, 2001, the Company paid to the shareholders of record of its common stock on July 2, 2001, a cash dividend of $0.05 per share. On August 14, 2001, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record on October 2, 2001, which was paid on October 25, 2001. Total dividends paid in 2001 through October 25 were $1.5 million.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                               FORM 10-Q - PART I

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended September 30, 2001 increased $21.3 million and for the nine months ended September 30, 2001 increased $13.2 million over the respective periods in 2000. For the three-month period, homebuilding revenue increased $20.1 million and financial services revenue increased $1.1 million. For the nine-month period, homebuilding revenue increased $10.7 million and financial services revenue increased $2.6 million. The increase in homebuilding for the three-month period consisted of an increase in housing revenue of $21.5 million offset by a decrease in land revenue of $1.4 million. The increase for the nine-month period consisted of an increase in housing revenue of $11.1 million offset by a decrease in land revenue of $0.5 million. The increases in housing revenue for the three-month and nine-month periods were attributable to 89 and 63 more Homes Delivered, respectively. The decrease in land revenue for the three and nine months ended September 30, 2001 was primarily due to decreased lots sold in the Washington, D.C. region offset slightly by additional lot sales in the Indianapolis and Phoenix markets in the first nine months of 2001 compared to this period in 2000. The increases in financial services revenue for the three months and nine months were attributable to increases in loan origination fees, revenue earned from the sale of loans due to an increase in the number of loans sold, and title services.

         Income Before Income Taxes. Income before income taxes increased $4.0 million for the three months ended September 30, 2001 and $9.0 million for the nine months ended September 30, 2001 over the respective periods in 2000. The increase for the three months consisted of an increase in homebuilding income before income taxes of $5.8 million and an increase in financial services income before income taxes of $0.6 million. The increase for the nine months consisted of a $9.6 million increase in homebuilding income before income taxes and a $1.6 million increase in financial services income before income taxes. The homebuilding increases for the three-month and nine-month periods were primarily the result of increases in both the number of Homes Delivered and housing gross margin. Unallocated amounts include interest from other segments along with salaries and other administrative expenses that are not identifiable with a specific segment.

         The cumulative effect of a change in accounting principle resulted in an increase in income of approximately $2.7 million, net of income taxes, for the nine months ended September 30, 2001. This accounting change is the result of the January 1, 2001 adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires us to record the value of certain loan commitments and forward sales of mortgage backed securities at fair value.

         The information below is presented in conformity with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" for all periods presented.

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
(Dollars in thousands)                                 2001              2000              2001            2000
-------------------------------------------------------------------------------------------------------------------
Revenue:
    Homebuilding                                    $262,831         $242,745          $654,401         $643,748
    Financial services                                 5,289            4,193            16,320           13,721
    Intersegment                                      (1,286)          (1,356)           (3,355)          (3,303)
-----------------------------------------------------------------------------------------------------------------

Total revenue                                       $266,834         $245,582          $667,366         $654,166
-----------------------------------------------------------------------------------------------------------------

Income before income taxes:
    Homebuilding                                    $ 20,067         $ 14,281          $ 43,522         $ 33,904
    Financial services                                 3,245            2,582            10,604            9,185
    Unallocated amounts                                  894            3,351             7,066            9,143
-------------------------------------------------------------------------------------------------------------------

Total income before income taxes                    $ 24,206         $ 20,214          $ 61,192         $ 52,232
-------------------------------------------------------------------------------------------------------------------

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the homebuilding segment:

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
 (Dollars in thousands)                                    2001            2000           2001           2000
-------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing                                              $259,075        $237,573       $639,379       $628,238
   Land and lot                                            3,519           4,876         14,080         14,629
   Other                                                     237             296            942            881
-------------------------------------------------------------------------------------------------------------------
Total revenue                                           $262,831        $242,745       $654,401       $643,748
-------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing                                                  98.6%           97.9%          97.7%          97.6%
   Land and lot                                              1.3             2.0            2.2            2.3
   Other                                                     0.1             0.1            0.1            0.1
-------------------------------------------------------------------------------------------------------------------
Total revenue                                             100.00           100.0         100.00          100.0
Land and housing costs                                      79.2            80.9           79.1           80.8
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                20.8            19.1           20.9           19.2
General and administrative expenses                          2.7             3.0            2.8            2.8
Selling expenses                                             6.0             5.9            6.5            6.2
-------------------------------------------------------------------------------------------------------------------
Operating income                                            12.1           10.2            11.6           10.2
Allocated expenses                                           4.5             4.3            4.9            4.9
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   7.6%            5.9%           6.7%           5.3%
-------------------------------------------------------------------------------------------------------------------
OHIO AND INDIANA REGION
Unit Data:
   New contracts, net                                        610             598          2,312          1,929
   Homes delivered                                           750             707          1,814          1,812
   Backlog at end of period                                1,803           1,508          1,803          1,508
Average sales price of homes in backlog                 $    212        $    205       $    212       $    205
Aggregate sales value of homes in backlog               $383,000        $310,000       $383,000       $310,000
Number of active subdivisions                                 87              82             87             82
-------------------------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit Data:
   New contracts, net                                        214             235            693            641
   Homes delivered                                           228             178            652            500
   Backlog at end of period                                  533             508            533            508
Average sales price of homes in backlog                 $    216       $     209       $    216       $    209
Aggregate sales value of homes in backlog               $115,000        $106,000       $115,000       $106,000
Number of active subdivisions                                 28              28             28             28
-------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit Data:
   New contracts, net                                         82             147            491            543
   Homes delivered                                           189             193            458            549
   Backlog at end of period                                  347             390            347            390
Average sales price of homes in backlog                 $    430        $    346       $    430       $    346
Aggregate sales value of homes in backlog               $150,000        $135,000       $150,000       $135,000
Number of active subdivisions                                 30              32             30             32
-------------------------------------------------------------------------------------------------------------------
TOTAL
Unit Data:
   New contracts, net                                        906             980          3,496          3,113
   Homes delivered                                         1,167           1,078          2,924          2,861
   Backlog at end of period                                2,683           2,406          2,683          2,406
Average sales price of homes in backlog                 $    241        $    229       $    241       $    229
Aggregate sales value of homes in backlog               $648,000        $551,000       $648,000       $551,000
Number of active subdivisions                                145             142            145            142
-------------------------------------------------------------------------------------------------------------------


A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the periods specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. In the first nine months of 2001, we delivered 2,924 homes. The cancellation rate of homes in Backlog at December 31, 2000 and 1999 was 14% and 12% as of September 30, 2001 and 2000, respectively. Unsold speculative homes, which are in various stages of construction, totaled 132 and 122 at September 30, 2001 and 2000, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Total Revenue. Total revenue for the homebuilding segment for the quarter ended September 30, 2001 was $262.8 million, an 8.3% increase over 2000's third quarter. The increase consisted of an increase in housing revenue of $21.5 million offset by a decrease in land revenue of $1.4 million. The increase in housing revenue was primarily due to an 8.3% increase in the number of Homes Delivered. The number of Homes Delivered increased in all markets except Columbus, Raleigh and Washington, D.C.

         Home Sales and Backlog. New Contracts in the third quarter of 2001 decreased 7.6% from 2000's third quarter. This consisted of decreases in our Indianapolis, Tampa, Charlotte and Phoenix markets offset by increases in our other markets. New Contracts recorded in October 2001 were 2% higher than New Contracts recorded in October 2000. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         At September 30, 2001, our Backlog consisted of 2,683 homes with an approximate sales value of $648 million. This represents an 11.5% increase in units and a 17.5% increase in sales value in comparison to the third quarter of 2000. The average sales price of homes in backlog increased 5.2% to $241,000 with increases occurring in all of our markets except Cincinnati, Indianapolis and West Palm Beach.

         Gross Margin. The overall gross margin for the homebuilding segment was 20.8% for the three- month period ended September 30, 2001 compared to 19.1% for the three-month period ended September 30, 2000. Housing gross margin increased from 20.4% to 21.6%. The increase in housing gross margin was the result of improved operating efficiencies. We have also focused on acquiring or developing lots in premier locations to obtain higher margins.

         General and Administrative Expenses. General and administrative expenses decreased slightly from $7.2 million for the quarter ended September 30, 2000 to $7.1 million for the quarter ended September 30, 2001. General administrative expenses decreased from 3.0% of revenue for the third quarter of 2000 to 2.7% of revenue for the third quarter of 2001.

         Selling Expenses. Selling expenses increased 11.2%, from $14.3 million for the third quarter of 2000 to $15.8 million for the third quarter of 2001. As a percentage of revenue, selling expenses increased from 5.9% of revenue to 6.0% of revenue for the respective periods. The increase in dollars related primarily to additional sales commissions paid to outside Realtors and internal salespeople resulting from the increase in Homes Delivered. Model expenses also increased slightly.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Total Revenue. Total revenue for the homebuilding segment for the nine months ended September 30, 2001 was $654.4 million, a 1.7% increase over the same period in 2000. The increase consisted of an increase in housing revenue of $11.1 million and a decrease in land revenue of $.5 million. The housing increase resulted from a 2.2% increase in Homes Delivered. Homes Delivered increased in the majority of our markets. The average sales price of Homes Delivered was fairly consistent with the prior year.

         Home Sales and Backlog. New Contracts in the first nine months of 2001 increased 12.3% over the same period in 2000. Increases occurred in all markets except Tampa, Charlotte and Phoenix. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         Gross Margin. The overall gross margin for the homebuilding segment was 20.9% for the nine-month period ended September 30, 2001 compared to 19.2% for the nine-month period ended September 30, 2000. Housing gross margin increased from 20.1% to 21.6%. We have focused on acquiring or developing lots in premier locations to obtain higher margins.

         General and Administrative Expenses. General and administrative expenses increased to $18.1 million for the nine months ended September 30, 2001 compared to $17.9 million for the same period in 2000. As a percentage of revenue, general and administrative expenses remained consistent at 2.8% of revenue. The increase in dollars was primarily attributable to real estate taxes which increased as a result of our increased investment in land.

         Selling Expenses. Selling expenses increased 7.1%, from $40.0 million for the nine-month period in 2000 to $42.9 million for the nine-month period in 2001. As a percentage of revenue, selling expenses increased from 6.2% to 6.5% of revenue for the respective periods. The increase related primarily to additional sales commissions paid to outside Realtors and internal salespeople resulting from the increase in Homes Delivered. Model expenses also increased slightly.

FINANCIAL SERVICES SEGMENT - M/I FINANCIAL

The following table sets forth certain information related to the financial services segment:

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
(Dollars in thousands)                            2001           2000                2001             2000
------------------------------------------------------------------------------------------------------------
Number of loans originated                        978             868               2,407            2,260

Revenue:
   Loan origination fees                       $1,522          $1,379              $3,835           $3,537
   Sale of loans                                1,977           1,241               7,723            6,019
   Other                                        1,790           1,573               4,762            4,165
------------------------------------------------------------------------------------------------------------

Total revenue                                   5,289           4,193              16,320           13,721
------------------------------------------------------------------------------------------------------------

General and administrative expenses             2,044           1,611               5,716            4,536
------------------------------------------------------------------------------------------------------------

Operating income                               $3,245          $2,582             $10,604           $9,185
------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2000

         Total Revenue. Total revenue for the three months ended September 30, 2001 was $5.3 million, a 26.1% increase over the $4.2 million recorded for the comparable period of 2000. Loan origination fees increased 10.4%, from $1.4 million for the three months ended September 30, 2000 to $1.5 million for the three months ended September 30, 2001. The increase was due to a 12.7% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

         Revenue from the sale of loans increased 59.3%, from $1.2 million for the three months ended September 30, 2000 to $2.0 million for the three months ended September 30, 2001. The increase was primarily due to lower interest rates beginning in the fourth quarter of 2000 that resulted in a majority of fixed rate mortgages. We entered into an agreement in late 2000 for the sale of servicing on fixed rate mortgages that locked in favorable servicing released premiums. The increase was also due to the 12.7% increase in loans originated.

         Revenue from other sources increased 13.8%, from $1.6 million for the three months ended September 30, 2000 to $1.8 million for the three months ended September 30, 2001. This was primarily due to increased earnings from title services and an increase in loan application revenue.

         General and administrative expenses. General and administrative expenses for the three months ended September 30, 2001 were $2.0 million, a 26.9% increase from the comparable period of the prior year. This increase was primarily due to higher incentive compensation expense, resulting from an increase in revenues, and an increase in loan application expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2000

         Total Revenue. Total revenue for the nine months ended September 30, 2001 was $16.3 million, a 18.9% increase over the $13.7 million recorded for the comparable period of 2000. Loan origination fees increased 8.4%, from $3.5 million for the nine months ended September 30, 2000 to $3.8 million for the nine months ended September 30, 2001. The increase was due to a 6.5% increase in the number of loans originated over the comparable period of the prior year, along with an increase in the average loan amount.

         Revenue from the sale of loans increased 28.3%, from $6.0 million for the nine months ended September 30, 2000 to $7.7 million for the nine months ended September 30, 2001. The increase was primarily due to lower interest rates beginning in the fourth quarter of 2000 that resulted in a majority of fixed rate mortgages. The increase was also due to a 6.5% increase in loans originated.

         Revenue from other sources increased 14.3%, from $4.2 million for the nine months ended September 30, 2000 to $4.8 million for the nine months ended September 30, 2001. This was primarily due to increased earnings from title services and an increase in loan application revenues.

         General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2001 were $5.7 million, a 26.0% increase from the comparable period of the prior year. This increase was primarily due to higher incentive compensation expense, resulting from an increase in revenues, and an increase in loan application expenses.

OTHER OPERATING RESULTS

          Corporate General and Administrative Expenses. Corporate general and administrative expenses increased from $4.7 million for the three months ended September 30, 2000 to $6.0 million for the three months ended September 30, 2001. As a percentage of total revenue, corporate general and administrative expenses increased to 2.2% from 1.9% for the comparable period of the prior year. Corporate general and administrative expenses increased from $11.8 million for the nine months ended September 30, 2000 to $13.4 million for the nine months ended September 30, 2001. As a percentage of total revenue, corporate general and administrative expenses increased to 2.0% from 1.8% for the comparable period of the prior year. The increases were a result of payroll and related expenses increasing as a result of an increase in income.

          Interest Expense. Corporate and homebuilding interest expense for the three and nine months ended September 30, 2001 decreased to $4.3 and $10.9 million, respectively, from $4.7 and $13.7 million for the comparable periods of the prior year. These decreases were the result of a decrease in the average borrowings outstanding and an increase in capitalized interest due to a significant increase in houses under construction and land development activities. Additionally, our bank borrowings are based on Libor and Libor rates have decreased significantly.

         Income Taxes. The effective tax rate for the three and nine months ended September 30, 2001 decreased to 38.0% and 38.2%, respectfully, from 38.8% for these periods in 2000. The decrease is primarily attributable to lower state taxes as a percentage of revenue.

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

         Notes Payable Banks. At September 30, 2001, we had bank borrowings outstanding of $143 million under our Bank Credit Facility. The Bank Credit Facility permits aggregate borrowings, other than for the issuance of letters of credit, not to exceed the lesser of: (i) $280 million or
(ii) our borrowing base. The Bank Credit Facility matures September 30, 2004.

         We also had approximately $29 million outstanding as of September 30, 2001 under the M/I Financial loan agreement which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The loan agreement terminates on May 2, 2002.

         At September 30, 2001, we had the right to borrow up to $310 million under our credit facilities, including $30 million under the M/I Financial loan agreement. We had approximately $138 million of unused borrowing availability under our credit facilities and approximately $54 million of completion bonds and letters of credit outstanding at September 30, 2001.

         The $27 million increase in notes payable banks - homebuilding operations from December 31, 2000 to September 30, 2001 reflects increased borrowings primarily attributable to the increase in houses under construction. Houses under construction increased $93 million from December 31, 2000 to September 30, 2001. Borrowing needs may continue to increase as we invest in land under development and developed lots, depending upon the market and competition.

         Subordinated Notes. At September 30, 2001, there was outstanding $50 million of Senior Subordinated Notes. On September 28, 2001, the Company extended its $50 million of Senior Subordinated Notes for two additional years. The notes will bear interest at a slightly higher rate for these two years and mature in August of 2006.

         Mortgage Notes Payable. At September 30, 2001, mortgage notes payable outstanding were $13 million, secured by an office building, lots and land with a recorded book value of $18 million.

         Land and Land Development. Over the past several years we have increased our land development activities and land holdings. Single-family lots, land and land development costs decreased slightly from December 31, 2000 to September 30, 2001. We continue to purchase some lots from outside developers under option contracts. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         Purchase of Treasury Shares. On February 15, 2000, our Board of Directors authorized the repurchase of up to 2 million shares of outstanding common shares. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. As of September 30, 2001 we had purchased 1.5 million shares at an average price of $18 including, in 2001, 127,800 shares at an aggregate cost of approximately $4 million.

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates would also increase our interest expense because the rate on the revolving loans is based upon floating rates of interest. The weighted average interest rate for our outstanding debt for the nine months ended September 30, 2001 and 2000 was 8.5% and 8.3%, respectively.

         In conjunction with our mortgage banking operations, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, we have generally been able to raise prices by amounts at least equal to cost increases and, accordingly, have not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date a home is started through the date of close. However, in certain situations, unanticipated costs may occur between the time of start and the time a home is constructed, resulting in lower gross profit margins.

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

         o We are particularly susceptible to changes in the economy and to interest rate fluctuation as well as the effect that each of these has on consumer confidence.

         o We must risk significant capital to maintain our desired land position.

         o Our operations are located in various markets throughout the United States, however, a significant portion of our revenues are derived from operations in the Columbus market.

         o We face significant competition for home sales, building materials and skilled subcontractors.

         o Increased levels of zoning, environmental and other regulatory initiatives can adversely affect our profitability.

         o Periodic material and labor shortages can adversely affect our sales and profitability.

         o Our principle shareholders can exercise significant control over shareholder matters.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities, which permit borrowings up to $310 million. To minimize the effect of the interest rate fluctuation, we have interest rate swap arrangements with certain banks for a total notional amount of $75 million. Under these agreements, we pay fixed rates of interest. Assuming a hypothetical 10% change in short-term interest rates, our interest expense would not change significantly, as the interest rate swap agreements would partially offset the impact.

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates, which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. At September 30, 2001, the notional principal amount under these loan commitments was $180 million and the related fair value of these agreements was a gain of approximately $2.5 million.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At September 30, 2001, the notional principal amount under these forward sales agreements was approximately $178 million and the related fair value of these agreements was a loss of approximately $1.9 million. The hedging agreements outstanding at September 30, 2001 mature within 90-120 days. These agreements are recorded at fair value on the balance sheet and any gains or losses are recorded in revenue.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - none.

Item 2. Changes in Securities and Use of Proceeds - none.

Item 3. Defaults upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders - none.

Item 5.  Other Information - none.

Item 6.  Exhibits and Reports on Form 8-K

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

        Exhibit
        Number    Description
        ------    -----------
         10.1     Credit Agreement between M/I Schottenstein Homes, Inc. and
                  Fleet National Bank, Bankers Trust Company, and other parties which may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc. dated September 28, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        M/I Schottenstein Homes, Inc.
                                        (Registrant)


Date:    November 13, 2001              by:  /s/ Robert H. Schottenstein
                                             ------------------------------
                                             Robert H. Schottenstein
                                             President and Director



Date:    November 13, 2001              by:  /s/ John A. Wilt
                                             ------------------------------
                                             John A. Wilt
                                             Corporate Controller
                                             (Principal Accounting Officer)

                                                    EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION                              PAGE #
------                          -----------                              ------
 10.1     Credit Agreement between M/I Schottenstein Homes, Inc. and
          Fleet National Bank, Bankers Trust Company, and other parties which may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc. dated September 28, 2001.