Form 10-K405
period 2001-12-31
M I SCHOTTENSTEIN HOMES INC
filed 2002-03-26
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

                                       OR
                                       --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               ------------------

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

                                      None
                                ----------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__. No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 22, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant (5,118,458 shares) was approximately $282,690,000. The number of shares of common stock of M/I Schottenstein Homes, Inc. outstanding on February 22, 2002 was 7,530,047.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2001 (Part I, II and IV) Portions of the registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed pursuant to Regulation 14A (Part III)

                                     PART I


ITEM 1. BUSINESS

COMPANY

         M/I Schottenstein Homes, Inc. and Subsidiaries is one of the nation's leading homebuilders. In 2000, the latest year for which information is available, we were the 16th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. We sell and construct single-family homes to the first-time, move-up, empty-nester, and luxury buyer under the M/I Homes and Showcase Homes trade names. In 2001, our average sales price was $223,000. During the year ended December 31, 2001, we delivered 4,227 homes and had revenues of $976.8 million and net income of $55.3 million, the highest in our history.

         Our homes are sold in eleven geographic markets including Columbus and Cincinnati, Ohio; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; the Virginia and Maryland suburbs of Washington, D.C., and Phoenix, Arizona. We are the leading homebuilder in the Columbus, Ohio market, based on revenue, and have been the number one builder of single-family detached homes in this market for each of the last thirteen years. In addition, we are currently one of the top ten homebuilders in the majority of our other markets and believe we are well positioned to further penetrate these markets. Our growth strategy primarily targets increasing our market position in the selected markets in which we currently operate. With respect to geographical diversification, we have expanded into new markets by opening new divisions rather than through acquisitions. Effective January 2002, we have made the decision to exit the Phoenix market. We have been in the Phoenix market since 1996, primarily building custom homes with a current average sales price of over $700,000. The Phoenix market is a small part of our business with less than 100 home deliveries annually. The decision to leave Phoenix will allow us to focus on our core business in our other markets where meaningful growth opportunities exist. Therefore, we do not anticipate a significant impact on financial results or financial condition.

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

         Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, with more than 98% of consolidated revenues in fiscal 1999, 2000 and 2001. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets of both of our reporting segments are included in the consolidated financial statements.

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

         Superior locations. Our success is largely dependent on the quality of our subdivision locations; therefore, we focus on locating and controlling land in the most desirable areas of our markets. We are conservative in our land acquisition policy by limiting acquisitions to land that is already zoned and serviceable by utilities. We seek to control a three- to four-year supply of land. We believe our expertise in developing land gives us a competitive advantage in controlling attractive locations at competitive costs, and, as a result, we have developed approximately 70% of our communities as of December 31, 2001. At December 31, 2001, we owned 10,060 lots and controlled an additional 5,955 lots pursuant to contracts.

         Maintain or increase market position in select markets. As the leading builder of single-family, detached homes in the Columbus market, we seek to maintain our leading position by continuing to provide high-quality homes and superior customer service. We also believe there are significant opportunities to profitably expand in certain of our existing markets, namely Indianapolis, Cincinnati, Charlotte, Orlando and Tampa. While our primary growth strategy will focus on increasing our market position in these five markets, we may, on an opportunistic basis, explore expansion into new markets through internal growth or acquisition.

         Provide superior customer service. Our overriding philosophy is to provide superior customer service to our homeowners. We involve the homeowner in virtually every phase of the building process from sale through construction, financing and closing, and service after delivery. Our selling process focuses on the homes' features, benefits, quality and design as opposed to merely price and square footage. In certain markets, we utilize design centers to allow buyers to visualize options and get assistance with choices. This enhances the selling process and increases the sale of optional features that typically carry higher margins. As a result, based on the responses to our customer questionnaire, for the eleventh year in a row, more than 95% of our customers would recommend us to a potential buyer.

         Offer product breadth and innovative design. We devote significant resources to the research and design of our homes to better meet the needs of our customers. We offer a number of distinct product lines and more than 400 different floor plans and elevations. In addition to providing customers with a wide variety of choices, we believe we offer a high level of design and construction quality within each of our price ranges.

         Maintain decentralized operations with experienced management. Each of our markets has unique characteristics and, therefore, is managed locally by dedicated, on-site personnel. Our managers possess intimate knowledge of their particular market and are encouraged to be entrepreneurial to best meet the needs of that market. Our incentive compensation structure supports our overall Company goals by rewarding each manager based on financial performance, income growth and customer satisfaction.

SALES AND MARKETING

         We market and sell our homes exclusively under the M/I Homes trade name in all markets except Columbus where a limited number of our homes are also marketed under the Showcase Homes trade name. Company-employed sales personnel conduct home sales from on-site sales offices within our furnished model homes. Each sales consultant is trained and prepared to fully explain the features and benefits of our homes, to determine which home best suits each customer's needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. We currently employ more than 140 sales consultants and operate approximately 190 model homes.

         We advertise using newspapers, magazines, direct mail, billboards, radio and television. The particular marketing mediums used differ from division to division based upon marketing demographics and other competitive factors. We have also significantly increased advertising on the worldwide web through expansion of our website at www.mihomes.com and through homebuilder.com. In addition, we encourage independent broker participation and, from time to time, utilize various promotions and sales incentives to attract interest from these brokers. Our commitment to quality design and construction along with our reputation for superior customer service has resulted in a strong referral base and numerous repeat buyers.

         One way that we enhance the selling process is by operating design centers in the Cincinnati, Columbus, Tampa and Indianapolis markets. We are considering opening additional design centers in certain markets. These design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors, standard options and upgrades. In our other markets, this selection process is handled directly by our sales consultants. We also add to the selling process by offering financing to our customers through our wholly owned subsidiary, M/I Financial, which has branches in all of our markets except Virginia, Maryland and Phoenix. M/I Financial originates loans for purchasers of our homes. The loans are then sold, along with the servicing rights, to outside mortgage lenders. Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities.

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

         Our inspection and warranty programs further enhance our sales and marketing efforts. Immediately prior to closing and again three months after a home is delivered, we inspect each home with the customer. We may also provide a 1-year drywall inspection. We offer a 2-year limited warranty on materials and workmanship and a 30-year limited warranty against major structural defects. To increase the value of these warranties, both are transferable in the event of the sale of the home. We also pass along to our customers all warranties provided by the manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 1.0% of total costs and expenses for each of the years ended December 31, 2001, 2000 and 1999.

DESIGN AND CONSTRUCTION

         We devote significant resources to the research, design and development of our homes in order to fulfill the needs of homebuyers in all of our markets. Experienced and qualified in-house professionals use modern computer-aided technology to design virtually all of our floor plans and elevations. We offer more than 400 different floor plans and elevations that are tailored to meet the requirements of each of our markets.

         The construction of each home is supervised by a construction supervisor who reports to a production manager, both of whom are employees of M/I Homes. Customers are introduced to their construction supervisor prior to commencement of home construction at a pre-construction "buyer/builder conference." The purpose of this conference is to review the home plans and all relevant construction details with the customer and to explain the construction process and schedule. Every customer is given a hard hat at the conference as an open invitation to visit the site of his or her home at any time during the course of construction. We want customers to be involved in order to understand the construction of their home and see the quality being built into their home. All of this is part of our exclusive "confidence builder program" which, consistent with our business philosophy, is designed to "put the customer first" and enhance the total home buying experience.

         Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority ("FHA") and Veterans Administration ("VA") requirements. To allow maximum design flexibility, we limit the use of pre-assembled building components. The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources. We utilize independent subcontractors for the installation of site improvements and the construction of our homes. These subcontractors are supervised by our on-site construction supervisors. All subcontractor work is performed pursuant to written agreements. These agreements are generally short-term, with terms from six to twelve months, and include or specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our Backlog. We seek to build in large volume to reduce the per unit cost of each home due to advantages achieved by lower unit prices paid to subcontractors for labor and materials.

MARKETS

         Our operations are organized into separate homebuilding divisions to maximize operating efficiencies and use of local management. Our present divisional operating structure is as follows:

                                                                         Year
                                                                      Operations
             State                          Division                  Commenced
             -----                          --------                  ---------

Ohio...........................     Columbus - M/I                       1976
                                    Columbus - Showcase                  1988
                                    Columbus - Horizon                   1994
                                    Cincinnati                           1988

Indiana........................     Indianapolis                         1988

Florida........................     Tampa                                1981
                                    Orlando                              1984
                                    Palm Beach County                    1984

North Carolina.................     Charlotte                            1985
                                    Raleigh                              1986

Washington, D. C. .............     Virginia and Maryland                1991

Arizona........................     Phoenix (exiting in 2002)            1996


         Columbus is the capital of Ohio, with federal, state and local governments providing significant and stable employment. Columbus is also the home of The Ohio State University, one of the largest universities in the world. Columbus continues to be a stable market with diverse economic and employment bases and strong permit activity in 2001. Since 1994, we have had three separate operating divisions in Columbus, and for thirteen years we have been the dominant builder in Columbus. Our market share in Columbus has exceeded 20% during each of the last seven years.

         Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger, the University of Cincinnati and General Electric. In addition, Cincinnati has a vibrant financial services industry. We continue to expand our Horizon product line in this market and focus on more affordable communities. We have been one of the leading homebuilders in Cincinnati for the past four years.

         Indianapolis is a growth market noted for its diverse industrial structure and relatively young population. Significant industries include health and pharmaceutical, distribution and services. Single-family housing permits reached nearly 15,000 in 2001.

         Tampa's housing market is strong, buoyed by financial and other back-office operations, telecommunications, tourism and conventions. In-migration remains steady as a result of on-going business expansions and relocations. Tampa's economy continues to grow; employment levels increased by 4% in 2001. We are currently one of the leading homebuilders in Tampa.

         In 2001, Orlando's economy grew at a healthy pace with job growth increasing nearly 3%. Contributing to this growth was steady performance in the tourism (both domestic and foreign), high-tech and manufacturing industries. Single-family permits reached nearly 16,000 in 2001.

         Palm Beach County is one of the more affluent markets in the United States. Job gains of nearly 4% in 2001 were experienced in the construction, retail and service sectors. Housing activity continued to be stable in 2001 with nearly 8,000 single-family permits.

         Charlotte is home to fast-growing firms in the banking industry, as well as a small but growing presence of high-tech companies. The demographics continue to support long-term growth with strong in-migration and an educated workforce. In 2001, construction activity continued to be steady with over 16,000 single-family permits issued.

         The Raleigh-Durham market continues to be strong with state government, the Research Triangle Park and three major universities contributing to its significant and stable employment base. Raleigh's economy flourished in 2001 with single-family permits reaching 14,000.

         The Washington, D.C. metro economy continues to be favorable with major contributions from the construction, technology and government sectors. Housing activity continues to be robust, with over 25,000 single-family permits issued in 2001. Our operations are located primarily in Fairfax, Prince William and Loudoun counties in Virginia and Frederick and Montgomery counties in Maryland.

         The Phoenix housing market is one of the most active in the United States, generating over 34,000 single-family permits annually in each of the last three years. Phoenix is a national leader in employment growth and has a very diverse economy.

PRODUCT LINES

         On a regional basis, we offer homes ranging in base sales price from approximately $90,000 to $760,000 and ranging in square footage from approximately 1,100 to 4,000 square feet. There are more than 400 different floor plans and elevations across all product lines. In addition, we offer a line of attached townhomes exclusively in the Maryland and Virginia markets that range from 1,800 to 3,300 square feet of living space. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our customers and we have been very successful in this area.

         In each of our home lines, certain options are available to the purchaser for an additional charge. Major options include fireplaces, additional bathrooms and higher quality flooring, cabinets and appliances. The options are typically more numerous and significant on more expensive homes.

LAND DEVELOPMENT ACTIVITIES

         Our land development activities and land holdings have increased in the past few years. We continue to purchase lots from outside developers under option contracts, when possible, to limit our risk; however, we constantly evaluate other alternatives to satisfy the need for lots in the most cost effective manner. We develop ground internally when we can gain a competitive advantage by doing so or when shortages of qualified land developers make it impractical to purchase required lots from outside sources. At the present time, approximately 70% of our lots are internally developed. We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to four years. Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have, on a very select basis, developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

         To limit the risk involved in the development of raw land, we acquire land primarily through the use of contingent purchase contracts. These contracts require the approval of our land committee and condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, traffic patterns, market analysis, development costs, title matters and other property-related criteria. In addition, careful attention is paid to the quality of the public school system. Only after this thorough evaluation has been completed do we make a commitment to purchase undeveloped land. To further reduce the risk involved in acquiring raw land, we generally do not commence engineering or development until zoning approvals are secured.

         From time to time we enter into land joint ventures. At December 31, 2001, we had interests varying from 33% to 50% in each of 27 joint ventures and limited liability companies ("LLCs"). These joint ventures and LLCs develop raw ground into lots and, typically, we receive our percentage interest in the form of a distribution of developed lots. These joint ventures and LLCs are equity financed except where seller financing is available on attractive terms.

         During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2001, $29.3 million of completion bonds were outstanding for these purposes, as well as $10.9 million of letters of credit.

AVAILABLE LOTS AND LAND

         We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes. At December 31, 2001, we had 3,535 developed lots and 770 lots under development in inventory. We also owned raw land expected to be developed into approximately 4,390 lots.

         In addition, at December 31, 2001, our interest in lots held by joint ventures and LLCs consisted of 125 lots under development, and raw land zoned for 1,240 lots. It is anticipated that some of the lots owned will be sold to others.

         At December 31, 2001, we had purchase contracts to acquire 1,835 developed lots and land to be developed into approximately 4,120 lots, for a total of 5,955 lots, with an aggregate current purchase price of approximately $140.0 million. Purchase of these properties is contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval, completion of development and availability of building permits.

         The following table sets forth our land position in lots (including our interest in joint ventures and LLCs) at December 31, 2001:

                                                          Owned Lots
                                       -----------------------------------------------
                                                        Under         To Be      Total    Lots under
                State                   Developed    Development    Developed    Owned     Contract      Total
         -----------------------------------------------------------------------------------------------------
         Ohio and Indiana                 2,445          460         4,740       7,645       4,030      11,675

         Florida                            415          210           370         995       1,410       2,405

         North Carolina, Virginia,
           Maryland and Phoenix             675          225           520       1,420         515       1,935
         -----------------------------------------------------------------------------------------------------
         Total                            3,535          895         5,630      10,060       5,955      16,015
         =====================================================================================================


FINANCIAL SERVICES

         Through our wholly-owned subsidiary, M/I Financial, we offer fixed and adjustable rate mortgage loans to buyers of our homes. M/I Financial has branches in all of our housing markets, with the exception of Virginia, Maryland and Phoenix. Of the 3,937 Homes Delivered in 2001 in the markets in which M/I Financial operates, M/I Financial provided financing for 3,428 of these homes representing approximately $593.8 million of mortgage loans originated. M/I Financial issues commitments to customers and closes both conventional and government-insured loans in its own name. Loan commitments that relate to the origination of mortgage loans that will be held for resale are considered derivative instruments. To minimize the risk of financing activities, M/I Financial sells the loans it originates to the secondary market which provides the funding within several days. We retain a small servicing portfolio which is currently sub-serviced by a financial institution.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales of mortgage-backed securities whereby we agree to sell and later repurchase similar but not identical mortgage-backed securities. These agreements are considered derivative instruments. Generally, the agreements are fixed-coupon agreements whereby the interest rate and maturity date of both transactions are approximately the same and are established to correspond with the closing of the fixed interest rate mortgage loan commitments. The difference between the two values of the mortgage-backed securities in the agreements at settlement provide a hedge on the interest rate risk exposure in the mortgage loan commitments. Prior to the adoption of SFAS No. 133 on January 1, 2001, the Company deferred the related gain or loss until the related loans were closed and sold as the agreements qualified for hedge accounting.

         Additionally, we hedge the interest rate risk relative to unclosed loans by purchasing commitments from outside investors to acquire the loans at the interest rate at which the loan will be closed. The cost, if any, of these purchase commitments is recorded as an asset and is expensed as loans are closed under the related commitments. Any remaining unused balance is expensed when the commitment expires or earlier, if we determine that we will be unable to use the entire commitment prior to its expiration date. At December 31, 2001, we had approximately $26.7 million of commitments to deliver mortgage loans to outside investors.

         Under SFAS No. 133, derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The fair values of the loan commitments and forward sale agreements of mortgage-backed securities are recorded as derivative assets or derivative liabilities on the Company's balance sheet and any changes in the value of these derivative instruments are recognized in current earnings.

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

         We provide title services to purchasers of our homes through affiliated entities in the Columbus, Indianapolis, Tampa, Orlando, Cincinnati, Virginia and Maryland markets.

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

         Development may be subject to periodic delays or precluded entirely due to building moratoriums. Generally, these moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific market areas or subdivisions. The moratoriums we have experienced have not been of long duration and have not had a material effect on our business.

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

EMPLOYEES

         At March 25, 2002, we employed 960 people (including part-time employees), of which 275 were employed in sales, 390 in construction and 295 in management, administrative and clerical positions. We consider our employee relations to be very good. No employees are represented by a collective bargaining agreement.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2001, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2001.


ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2001.


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2001.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2001.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants during each of the two years ended December 31, 2001 and 2000.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries have been incorporated herein by reference as set forth in Item 8 of Part II of this Annual Report on Form 10-K:

       Independent Auditors' Report

       Consolidated Balance Sheets - December 31, 2001 and 2000

       Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

       Notes to Consolidated Financial Statements

    2. Financial Statement Schedules.                                       Page
                                                                            ----

       Independent Auditors' Report on financial statement schedules........ 17

       For the Years ended December 31, 2001, 2000 and 1999:
          Schedule II - Valuation and Qualifying Accounts .................. 18

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


Exhibit Number                             Description
--------------      ------------------------------------------------------------

     3.1 Amended and Restated Articles of Incorporation of the Company, hereby incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


     3.2 Amended and Restated Regulations of the Company, hereby incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


     3.3 Amendment of Article I(f) of the Company's Amended and Restated Code of Regulations to permit shareholders to appoint proxies in any manner permitted by Ohio law, hereby incorporated by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit Number                             Description
--------------      ------------------------------------------------------------

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


     10.2 Credit Agreement by and among M/I Schottenstein Homes, Inc., as borrower; Bank One, NA, as agent for the banks; The Huntington National Bank, as documentation agent; U.S. Bank, N.A., National City Bank, AMSouth Bank, and Suntrust Bank, as co-agents; Bank One NA, The Huntington National Bank, U.S. Bank, N.A., National City Bank, AMSouth Bank, Suntrust Bank, Comerica Bank, Fifth Third Bank, Central Ohio, PNC Bank, National Association, Washington Mutual Bank, FA, Fleet National Bank and Guaranty Bank, as banks; and Banc One Capital Markets, Inc., as lead arranger and sole book runner dated March 6, 2002. (Filed herewith.)


     10.3 Promissory Note by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.


     10.4 Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 3, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


     10.5 M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan As Amended, dated April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


     10.6 First Amendment to M/I Schottenstein Homes, Inc. 1993 Stock Incentive Plan As Amended, dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


     10.7 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


     10.8 Amendment to Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated November 14, 2001. (Filed herewith.)


     10.9 Company's 2000 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit Number                             Description
--------------      ------------------------------------------------------------

     10.10 Company's 2000 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


     10.11 Company's 2000 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


     10.12 Company's 2000 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


     10.13 Company's 2001 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


     10.14 Company's 2001 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


     10.15 Company's 2001 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


     10.16 Company's 2001 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


     10.17 Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


     10.18 Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


     10.19 First Amendment to Credit Agreement by and among M/I Schottenstein Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Highland Legacy Limited and Fleet National Bank as agent, dated September 15, 2000. (Filed herewith.)

Exhibit Number                             Description
--------------      ------------------------------------------------------------

     10.20 Second Amendment to Credit Agreement by and among M/I Schottenstein Homes Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank as agent, dated March 6, 2002. (Filed herewith.)


     10.21 Credit Agreement between M/I Schottenstein Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties which may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc. dated September 28, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.


     10.22 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


     10.23 First Amendment to M/I Schottenstein Homes, Inc. Director Deferred Compensation Plan, dated February 16, 1999, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


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


     10.26 M/I Schottenstein Homes, Inc. Executive Officer Compensation Plan, hereby incorporated by reference to the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


     10.27          Amended and Restated M/I Schottenstein Homes, Inc.
                    Executives' Deferred Compensation Plan, dated April 18, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


     11             Earnings Per Share Calculations. (Filed herewith.)


     13 Annual Report to Shareholders for the year ended December 31, 2001. (Filed herewith.)


     21             Subsidiaries of Company. (Filed herewith.)

Exhibit Number                             Description
--------------      ------------------------------------------------------------

     23             Consent of Deloitte & Touche LLP. (Filed herewith.)


     24             Powers of Attorney. (Filed herewith.)

(b) Reports on Form 8-K
    -------------------

    No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) See Item 14(a)(3).

(d) Financial Statement Schedule - See Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 25th day of March 2002.


                                               M/I SCHOTTENSTEIN HOMES, INC.
                                                  (Registrant)

                                               By:  /s/ ROBERT H. SCHOTTENSTEIN
                                                   ----------------------------
                                                   Robert H. Schottenstein
                                                   President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of March 2002.

           NAME AND TITLE                          NAME AND TITLE
           --------------                          --------------

IRVING E. SCHOTTENSTEIN*                  /s/ ROBERT H. SCHOTTENSTEIN
------------------------------------      ------------------------------------
Irving E. Schottenstein                   Robert H. Schottenstein
Chairman of the Board and                 President and Director
Chief Executive Officer
(Principal Executive Officer)


STEVEN SCHOTTENSTEIN*                     /s/ PHILLIP G. CREEK
------------------------------------      ------------------------------------
Steven Schottenstein                      Phillip G. Creek
Chief Operating Officer and Director      Senior Vice President, Treasurer and
                                          Chief Financial Officer,
                                          (Principal Financial Officer)


FRIEDRICH K. M. BOHM*                     /s/ JOHN A. WILT
------------------------------------      ------------------------------------
Friedrich K. M. Bohm                      John A. Wilt
Director                                  Corporate Controller
                                          (Principal Accounting Officer)


LEWIS R. SMOOT, SR.*                      JEFFREY H. MIRO*
------------------------------------      ------------------------------------
Lewis R. Smoot, Sr.                       Jeffrey H. Miro
Director                                  Director


THOMAS D. IGOE*                           NORMAN L. TRAEGER*
------------------------------------      ------------------------------------
Thomas D. Igoe                            Norman L. Traeger
Director                                  Director


KERRII B. ANDERSON*
------------------------------------
Kerrii B. Anderson
Director


* The above-named Directors and Officers of the Registrant execute this report by Robert H. Schottenstein and Phillip G. Creek, their Attorneys-in-Fact, pursuant to powers of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission as Exhibit 24 to the report.


                                  By: /s/ ROBERT H. SCHOTTENSTEIN
                                      ------------------------------------------
                                      Robert H. Schottenstein, Attorney-in-Fact


                                  By: /s/ PHILLIP G. CREEK
                                      ------------------------------------------
                                      Phillip G. Creek, Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT




To the Shareholders and Directors of
M/I Schottenstein Homes, Inc.
Columbus, Ohio


We have audited the consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 15, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of M/I Schottenstein Homes, Inc. and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Columbus, Ohio
February 15, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                        Additions
                                                      Balance at        Charged to                             Balance at
                                                      Beginning         Costs and                                End of
Description                                            of Year           Expenses        Deductions (1)           Year
-----------                                            -------           --------        ----------               ----
Valuation allowance deducted from asset account -
single-family lots, land and land development costs:

         Year ended
           December 31, 2001                          $ 7,500,000       $ 3,432,000      $ 1,182,000          $ 9,750,000
                                                      ===========       ===========      ===========          ===========

         Year ended
           December 31, 2000                          $ 6,967,000       $ 1,322,000      $   789,000          $ 7,500,000
                                                      ===========       ===========      ===========          ===========

         Year ended
           December 31, 1999                          $ 6,110,000       $ 1,150,000      $   293,000          $ 6,967,000
                                                      ===========       ===========      ===========          ===========


     (1) Represents write-downs of investment in single-family lots, land and land development costs.

                                  EXHIBIT INDEX


Exhibit Number                         Description                      Page No.
--------------      ------------------------------------------------    --------

     3.1 Amended and Restated Articles of Incorporation of the Company, hereby incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


     3.2 Amended and Restated Regulations of the Company, hereby incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


     3.3 Amendment of Article I(f) of the Company's Amended and Restated Code of Regulations to permit shareholders to appoint proxies in any manner permitted by Ohio law, hereby incorporated by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.


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


    10.2 Credit Agreement by and among M/I Schottenstein Homes, Inc., as borrower; Bank One, NA, as agent for the banks; The Huntington National Bank, as documentation agent; U.S. Bank, N.A., National City Bank, AMSouth Bank, and Suntrust Bank, as co-agents; Bank One NA, The Huntington National Bank, U.S. Bank, N.A., National City Bank, AMSouth Bank, Suntrust Bank, Comerica Bank, Fifth Third Bank, Central Ohio, PNC Bank, National Association, Washington Mutual Bank, FA, Fleet National Bank and Guaranty Bank, as banks; and Banc One Capital Markets, Inc., as lead arranger and sole book runner dated
                    March 6, 2002. (Filed herewith.)


    10.3 Promissory Note by and among the Company, M/I Financial Corp. and Bank One, Columbus, N.A., dated November 5, 1993, hereby incorporated by reference to Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.


    10.4 Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 3, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Exhibit Number                      Description                         Page No.
--------------      ------------------------------------------------    --------

    10.5            M/I Schottenstein Homes, Inc. 1993 Stock
                    Incentive Plan As Amended, dated April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


    10.6            First Amendment to M/I Schottenstein Homes, Inc.
                    1993 Stock Incentive Plan As Amended, dated
                    August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


    10.7 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated
                    August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


    10.8 Amendment to Executive Employment Agreement by and between the Company and Irving E.
                    Schottenstein dated November 14, 2001. (Filed herewith.)


    10.9 Company's 2000 Chief Executive Officer Bonus Program, hereby incorporated by reference to
                    Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


    10.10 Company's 2000 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


    10.11 Company's 2000 Chief Operating Officer Bonus Program, hereby incorporated by reference to
                    Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

    10.12 Company's 2000 Chief Financial Officer Bonus Program, hereby incorporated by reference to
                    Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


    10.13 Company's 2001 Chief Executive Officer Bonus Program, hereby incorporated by reference to
                    Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


    10.14 Company's 2001 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Exhibit Number                      Description                         Page No.
--------------      ------------------------------------------------    --------

   10.15 Company's 2001 Chief Operating Officer Bonus Program, hereby incorporated by reference to
                    Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


   10.16 Company's 2001 Chief Financial Officer Bonus Program, hereby incorporated by reference to
                    Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


   10.17 Investment Home Compensation Plan dated September 1, 1995, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


   10.18 Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A. as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


   10.19 First Amendment to Credit Agreement by and among M/I Schottenstein Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Highland Legacy Limited and Fleet National Bank as agent, dated September 15, 2000. (Filed herewith.)


   10.20 Second Amendment to Credit Agreement by and among M/I Schottenstein Homes Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank as agent, dated March 6, 2002. (Filed herewith.)


   10.21 Credit Agreement between M/I Schottenstein Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties which may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc. dated September 28, 2001, hereby incorporated by reference to
                    Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.


   10.22 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


   10.23            First Amendment to M/I Schottenstein Homes, Inc.
                    Director Deferred Compensation Plan, dated
                    February 16, 1999, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit Number                         Description                      Page No.
--------------      ------------------------------------------------    --------

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


   10.26 M/I Schottenstein Homes, Inc. Executive Officer Compensation Plan, hereby incorporated by reference to the Company's definitive Proxy
                    Statement relating to the 1999 Annual Meeting of Shareholders.


   10.27 Amended and Restated M/I Schottenstein Homes, Inc. Executives' Deferred Compensation Plan, dated April 18, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

   11               Earnings Per Share Calculations. (Filed
                    herewith.)


   13 Annual Report to Shareholders for the year ended December 31, 2001. (Filed herewith.)


   21               Subsidiaries of Company. (Filed herewith.)


   23 Consent of Deloitte & Touche LLP. (Filed herewith.)


   24               Powers of Attorney. (Filed herewith.)