Form 10-Q
period 2002-03-31
M I SCHOTTENSTEIN HOMES INC
filed 2002-05-14
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2002
                                         --------------

                                       OR

         [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _____ to _____

          Commission file number 1-12434

                          M/I SCHOTTENSTEIN HOMES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                             31-1210837
                       ----                             ----------
            (State of Incorporation)       (I.R.S. Employer Identification No.)

           3 Easton Oval, Suite 500, Columbus, Ohio          43219
           ----------------------------------------         -------
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

                            YES    X          NO
                                -------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 7,567,976 shares
                         outstanding as of May 10, 2002

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                     PAGE
PART I.        FINANCIAL INFORMATION                                                                NUMBER

               Item 1.    Consolidated Financial Statements

                          Consolidated Balance Sheets
                          March 31, 2002 (Unaudited) and December 31, 2001                             3

                          Unaudited Consolidated Statements of Income
                          for the Three Months Ended March 31, 2002 and 2001                           4

                          Unaudited Consolidated Statement of Shareholders'
                          Equity for the Three Months Ended March 31, 2002                             5

                          Unaudited Consolidated Statements of Cash Flows
                          for the Three Months Ended March 31, 2002 and 2001                           6

                          Notes to Interim Unaudited Consolidated Financial Statements                 7

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                    9

               Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  15

PART II.       OTHER INFORMATION

               Item 1.    Legal Proceedings                                                           16

               Item 2.    Changes in Securities and Use of Proceeds                                   16

               Item 3.    Defaults Upon Senior Securities                                             16

               Item 4.    Submission of Matters to a Vote of Security Holders                         16

               Item 5.    Other Information                                                           16

               Item 6.    Exhibits and Reports on Form 8-K                                            16

Signatures                                                                                            17

Exhibit Index                                                                                         18


                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,           December 31,
                                                                                  2002                  2001
(Dollars in thousands, except par values)                                      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

ASSETS:

Cash                                                                            $ 11,362               $ 9,988
Cash held in escrow                                                                1,552                   560
Receivables                                                                       45,386                55,013
Inventories:
     Single-family lots, land and land development costs                         279,392               287,110
     Houses under construction                                                   200,938               181,742
     Model homes and furnishings - at cost (less accumulated depreciation:
         March 31, 2002 - $37; December 31, 2001 - $49)                            4,006                 7,761
     Land purchase deposits                                                        1,109                 2,623
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation: March 31, 2002 - $7,741;
     December 31, 2001 - $7,453)                                                  21,739                22,276
Investment in unconsolidated joint ventures and limited liability companies       22,354                22,457
Other assets                                                                      22,117                22,580
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $609,955              $612,110
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Notes payable banks - homebuilding operations                                   $ 96,000              $100,000
Note payable bank - financial services operations                                 22,400                30,000
Mortgage notes payable                                                            14,249                14,227
Senior subordinated notes                                                         50,000                50,000
Accounts payable                                                                  59,982                55,656
Accrued compensation                                                               5,428                20,789
Customer deposits                                                                 19,402                18,487
Other liabilities                                                                 44,700                43,060
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                312,161               332,219
----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding       --                    --
Common stock - $.01 par value; authorized 38,000,000 shares; issued
    8,813,061 shares                                                                  88                    88
Additional paid-in capital                                                        63,592                62,954
Retained earnings                                                                257,501               241,956
Treasury stock - at cost - 1,251,985 and 1,344,058 shares, respectively,
     held in treasury at March 31, 2002 and December 31, 2001                    (23,387)              (25,107)
---------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                       297,794               279,891
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $609,955              $612,110
----------------------------------------------------------------------------------------------------------------





See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                   2002                  2001
(In thousands, except per share amounts)                                        (UNAUDITED)           (Unaudited)
-----------------------------------------------------------------------------------------------------------------

Revenue                                                                         $215,562              $178,155

Costs and expenses:
     Land and housing                                                            161,628               137,422
     General and administrative                                                   10,726                 9,666
     Selling                                                                      13,997                12,373
     Interest                                                                      3,536                 3,115
-----------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                         189,887               162,576
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                        25,675                15,579
------------------------------------------------------------------------------------------------------------------

Income taxes:
     Current                                                                       9,707                 5,260
     Deferred                                                                         49                   756
-----------------------------------------------------------------------------------------------------------------

Total income taxes                                                                 9,756                 6,016
-----------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in accounting principle                 15,919                 9,563
Cumulative effect of change in accounting principle - net of income taxes             --                 2,681
-----------------------------------------------------------------------------------------------------------------

Net income                                                                      $ 15,919              $ 12,244
-------------------------------------------------------------------------------------------------------------------

Earnings per common share - basic:
     Income before cumulative effect of change in accounting principle          $   2.12               $  1.27
     Cumulative effect of change in accounting principle - net of income taxes        --                   .36
-------------------------------------------------------------------------------------------------------------------

     Net income                                                                 $   2.12               $  1.63
-------------------------------------------------------------------------------------------------------------------

Earnings per common share - diluted:
     Income before cumulative effect of change in accounting principle          $   2.05               $  1.23
     Cumulative effect of change in accounting principle - net of income taxes        --                   .35
-------------------------------------------------------------------------------------------------------------------

     Net income                                                                 $   2.05               $  1.58
-----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (in thousands):
     Basic                                                                         7,516                 7,513
     Diluted                                                                       7,749                 7,756
-----------------------------------------------------------------------------------------------------------------







See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                             THREE MONTHS ENDED MARCH 31, 2002
                                                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                             Common Stock
                                             --------------             Additional
(Dollars in thousands, except           Shares                           Paid-In        Retained      Treasury
  per share amounts)                  Outstanding        Amount          Capital        Earnings        Stock
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001          7,469,003            $88           $62,954       $241,956      $(25,107)

   Net income                                --             --                 -         15,919            --

   Dividends to shareholders,
      $0.05 per common share                 --             --                 -           (374)           --

    Stock options exercised              20,903             --               209             --         1,330

    Deferral of executive and
     director stock                          --             --               898             --            --

   Executive and director deferred
     stock distributions                 71,170             --              (469)            --           390
-------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2002             7,561,076            $88           $63,592       $257,501      $(23,387)
-------------------------------------------------------------------------------------------------------------------







See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                        2002              2001
(In thousands)                                                                       (UNAUDITED)       (Unaudited)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $15,919            $12,244
   Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
      Loss (gain) from property disposals                                                  19                 (4)
      Depreciation                                                                        561                446
      Deferred income taxes                                                                49                756
      Increase in cash held in escrow                                                    (992)              (548)
      Decrease in receivables                                                           9,627             13,326
      Increase in inventories                                                          (3,392)           (31,081)
      Decrease in other assets                                                            414                148
      Increase (decrease) in accounts payable                                           4,326             (2,303)
      Increase in customer deposits                                                       915              3,871
      Decrease in other liabilities                                                   (12,823)           (12,393)
      Equity in undistributed income of unconsolidated joint
         ventures and limited liability companies                                        (303)              (227)
------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                    14,320            (15,765)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     (36)              (203)
   Investment in unconsolidated joint ventures and limited liability companies         (2,703)            (2,044)
   Distributions from unconsolidated joint ventures and limited liability companies       285                240
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (2,454)            (2,007)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                  (11,600)            18,600
   Proceeds from mortgage notes payable - net of repayments                                22             (1,844)
   Dividends paid                                                                        (374)              (376)
   Proceeds from exercise of stock options and deferred stock                           1,460                606
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                   (10,492)            16,986
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                         1,374               (786)
Cash balance at beginning of year                                                       9,988              8,555
-------------------------------------------------------------------------------------------------------------------

Cash balance at end of period                                                         $11,362            $ 7,769
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                            $ 3,779            $ 2,603
      Income taxes                                                                    $ 4,749            $ 4,778

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Distribution of single-family lots from unconsolidated joint ventures and
      limited liability companies                                                     $ 2,824            $ 1,806
   Deferral of executive and director stock                                           $   898            $   674
   Executive and director deferred stock distributions                                $   469            $    --
-----------------------------------------------------------------------------------------------------------------






See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries ("the Company") and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for the full year.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

NOTE 2.     LOAN AGREEMENT

On March 6, 2002, the Company entered into a new bank loan agreement that replaced the previous loan agreement in its entirety. The loan agreement increased the number of banks from ten to twelve and revised certain covenants. Interest is based on the prime rate or the Eurodollar rate. The loan agreement matures in March of 2006.

On May 2, 2002, the Company and M/I Financial Corp., a wholly-owned subsidiary, amended their bank loan agreement. The Company and M/I Financial have the ability to borrow up to $30 million at a rate of interest based on the prime rate or the Eurodollar rate. This agreement terminates on May 1, 2003.

NOTE 3.     INTEREST

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to interest expense as the related inventory is delivered to a third party. The summary of total interest is as follows:

                                                  THREE MONTHS ENDED MARCH 31,
(In thousands)                                         2002            2001
-------------------------------------------------------------------------------

Interest capitalized, beginning of period             $12,187        $10,337
Interest incurred                                       3,727          4,409
Interest expensed                                      (3,536)        (3,115)
-------------------------------------------------------------------------------

Interest capitalized, end of period                   $12,378        $11,631
-------------------------------------------------------------------------------

NOTE 4.      CONTINGENCIES

At March 31, 2002, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $139 million.

NOTE 5.      PER SHARE DATA

Per share data is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

NOTE 6.      ACCOUNTING STANDARDS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company recorded a fair value change of $1.8 million and $1.2 million for the first quarter ended March 31, 2002 and March 31, 2001, respectively, related to loan commitments, forward sales of mortgage-backed securities and interest rate swaps. Changes in fair value of loan commitments and forward sales are recorded in revenue. The change in fair value of interest rate swaps is recorded in general and administrative expense.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. The Company does not believe the adoption of SFAS 145 will have a significant impact on the consolidated financial statements.

NOTE 7.      DIVIDENDS

On April 25, 2002, the Company paid to shareholders of record of its common stock on April 2, 2002, a cash dividend of $0.05 per share. On April 18, 2002, the Board of Directors approved a $0.05 per share cash dividend payable to shareholders of record on July 1, 2002, payable on July 25, 2002. Total dividends paid in 2002 through April 25 were approximately $750,000.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended March 31, 2002 was $215.6 million, a 21% increase over the $178.2 million recorded for the comparable period in 2001. This was the result of an increase in homebuilding revenue of $37.2 million and an increase in financial services revenue of $1.5 million. The increase in homebuilding revenue consisted primarily of an increase in housing revenue of $34.9 million and an increase in land revenue of $1.3 million. Housing revenue increased as a result of an 8.9% increase in Homes Delivered. The increase in land revenue was primarily attributable to lot sales in the Phoenix market that did not occur in 2001's first quarter. The increase in financial services revenue consisted of a 17.5% increase in loan origination fees, a 36.8% increase in revenue from the sale of loans, and a 16.1% increase in revenue from other sources.

         Income Before Income Taxes. Income before income taxes for the first quarter of 2002 was $25.7 million, a $10.1 million increase over the comparable period in 2001. The increase was due primarily to an increase in homebuilding income before income taxes of 85.1% resulting from the higher number of Homes Delivered and an increase in gross profit from 20.8% to 22.3%. Income before income taxes increased for the financial services segment due to increased loan origination fees. Unallocated amounts include interest from other segments along with salaries and other administrative expenses which are not identifiable with a specific segment.

         For the three months ended March 31, 2001, the cumulative effect of a change in accounting principle resulted in an increase in income of approximately $2.7 million, net of income taxes. This accounting change was the result of the January 1, 2001 adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires us to record the value of interest rate swaps, certain loan commitments and forward sales of mortgage-backed securities at fair value. No such cumulative adjustment was recorded for the quarter ended March 31, 2002.

         The information below is presented in conformity with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," for all periods presented.
                                                  THREE MONTHS ENDED MARCH 31,
(In thousands)                                         2002            2001
-------------------------------------------------------------------------------

Revenue:
    Homebuilding                                    $210,869        $173,707
    Financial services                                 6,907           5,400
    Intersegment                                      (2,214)           (952)
-------------------------------------------------------------------------------

Total revenue                                       $215,562        $178,155
-------------------------------------------------------------------------------

Income before income taxes:
    Homebuilding                                    $ 15,819        $  8,546
    Financial services                                 5,257           3,821
    Unallocated amounts                                4,599           3,212
-------------------------------------------------------------------------------

Total income before income taxes                    $ 25,675        $ 15,579
-------------------------------------------------------------------------------

HOMEBUILDING SEGMENT

The following table sets forth certain information related to our homebuilding segment:


                                                                     THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                  2002             2001
-----------------------------------------------------------------------------------------------------
Revenue:
   Housing                                                            $203,687        $168,823
   Land and lot                                                          5,830           4,530
   Other                                                                 1,352             354
-----------------------------------------------------------------------------------------------------
Total revenue                                                         $210,869        $173,707
-----------------------------------------------------------------------------------------------------
Revenue:
   Housing                                                                96.6%           97.2%
   Land and lot                                                            2.8             2.6
   Other                                                                   0.6             0.2
-----------------------------------------------------------------------------------------------------
Total revenue                                                            100.0           100.0
Land and housing costs                                                    77.7            79.2
-----------------------------------------------------------------------------------------------------
Gross margin                                                              22.3            20.8
General and administrative expenses                                        3.1             3.1
Selling expenses                                                           6.5             7.1
-----------------------------------------------------------------------------------------------------
Operating income                                                          12.7            10.6
Allocated expenses                                                         5.2             5.7
-----------------------------------------------------------------------------------------------------
Income before income taxes                                                 7.5%            4.9%
-----------------------------------------------------------------------------------------------------
OHIO AND INDIANA REGION
Unit data:
   New contracts, net                                                      738             910
   Homes delivered                                                         527             440
   Backlog at end of period                                              1,797           1,775
Average sales price of homes in Backlog                               $    222        $    204
Aggregate sales value of homes in Backlog                             $398,000        $363,000
Number of active subdivisions                                               85              85
-----------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit data:
   New contracts, net                                                      198             252
   Homes delivered                                                         197             196
   Backlog at end of period                                                487             548
Average sales price of homes in Backlog                               $    214        $    209
Aggregate sales value of homes in Backlog                             $104,000        $115,000
Number of active subdivisions                                               25              28
-----------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit data:
   New contracts, net                                                      147             214
   Homes delivered                                                         122             141
   Backlog at end of period                                                284             387
Average sales price of homes in Backlog                               $    379        $    380
Aggregate sales value of homes in Backlog                             $108,000        $147,000
Number of active subdivisions                                               30              32
----------------------------------------------------------------------------------------------------
TOTAL
Unit data:
   New contracts, net                                                    1,083           1,376
   Homes delivered                                                         846             777
   Backlog at end of period                                              2,568           2,710
Average sales price of homes in Backlog                               $    238        $    230
Aggregate sales value of homes in Backlog                             $610,000        $625,000
Number of active subdivisions                                              140             145
----------------------------------------------------------------------------------------------------


         A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. The cancellation rate for the quarter ended March 31, 2002 and March 31, 2001 was 22% and 19%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 106 and 97 at March 31, 2002 and March 31, 2001, respectively.

         Total Revenue. Total revenue for the homebuilding segment for the quarter ended March 31, 2002 was $210.9 million, a 21.4% increase over 2001's first quarter. The increase consisted of an increase in housing revenue of $34.9 million and an increase in land revenue of $1.3 million. Housing revenue increased as a result of the 8.9% increase in Homes Delivered. Homes Delivered increased in all of our markets except Tampa, Charlotte, Raleigh and Virginia. The increase in land revenue was primarily attributable to lot sales in the Phoenix market which did not occur in the first quarter of 2001.

         Home Sales and Backlog. New Contracts in the first quarter of 2002 decreased 21.3% from 2001's first quarter. New Contracts decreased in all of the Company's markets with the exception of Raleigh. New Contracts recorded in April 2002 were 14% lower than New Contracts recorded in April 2001. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers.

         At March 31, 2002, our Backlog consisted of 2,568 homes with an approximate sales value of $610 million. This represents a 5.2% decrease in units and a 2.3% decrease in sales value compared to the first quarter of 2001. The average sales price of homes in Backlog increased by 3.1% with increases occurring in virtually all of our markets.

         Gross Margin. The overall gross margin for the homebuilding segment was 22.3% for the three-month period ended March 31, 2002 compared to 20.8% for the three-month period ended March 31, 2001. Housing gross margin increased from 21.0% to 23.0% and land gross margin increased from 9.7% to 18.0% from 2001's first quarter. The increase in housing gross margin was the result of improved operating efficiencies and our focus on acquiring or developing lots in premier locations to obtain higher margins. The increase in land gross margin resulted from lot sales in the Phoenix market which did not occur in the first quarter of 2001.

         General and Administrative Expenses. General and administrative expenses increased to $6.5 million for the first three months of 2002 compared to $5.4 million for the first three months of 2001. As a percentage of revenue, general and administrative expenses remained consistent at 3.1%. The increase in dollars was primarily due to increases in homeowner's association expenses and real estate taxes resulting from the increase in operations.

         Selling Expenses. Selling expenses increased to $13.6 million, or 6.5% of revenue, for the first quarter of 2002 from $12.3 million, or 7.1% of revenue, for the first quarter of 2001. The increase primarily related to additional sales commissions paid to outside realtors and internal salespeople resulting from the increase in the number and average sales price of Homes Delivered.

FINANCIAL SERVICES SEGMENT

The following table sets forth certain information related to the financial services segment:

                                                  THREE MONTHS ENDED MARCH 31,
(In thousands)                                            2002           2001
-------------------------------------------------------------------------------

Number of loans originated                                 686            620

Revenue
   Loan origination fees                                $1,187         $1,010
   Sale of loans                                         4,119          3,012
   Other                                                 1,601          1,378
-------------------------------------------------------------------------------

Total revenue                                            6,907          5,400
-------------------------------------------------------------------------------

General and administrative expenses                      1,650          1,579
-------------------------------------------------------------------------------

Operating income                                        $5,257         $3,821
-------------------------------------------------------------------------------

         Financial services consist primarily of originating mortgages for our homebuyers, processing and selling these mortgages and the related servicing rights on the secondary market, and providing title services.

         Total Revenue. Total revenue for the three months ended March 31, 2002 was $6.9 million, a 27.9% increase over the $5.4 million recorded for the comparable period in 2001. Loan origination fees increased 17.5% compared to the first quarter of 2001 due to a 10.6% increase in loans originated and an increase in the average loan amount.

         Revenue from the sale of loans increased 36.8% from $3.0 million for the three months ended March 31, 2001 to $4.1 million for the three months ended March 31, 2002. This was primarily the result of an increase in loans originated and an increase in the average loan amount.

         Revenue from other sources increased 16.1% from $1.4 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002. This was primarily due to increased earnings from title services as a result of the increase in the number of Homes Delivered.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2002 and 2001 remained consistent at $1.6 million.

OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased from $2.8 million for the three months ended March 31, 2001 to $2.7 million for the three months ended March 31, 2002. As a percentage of total revenue, general and administrative expenses decreased to 1.2% for the three months ended March 31, 2002 from 1.6% for the comparable period in the prior year. The decrease was due to various general and administrative expenses decreasing as a result of increased efficiency.

         Interest Expense. Corporate and homebuilding interest expense for the first quarter of 2002 totaled $3.5 million, a 13.4% increase from the $3.1 million recorded for the comparable period of the prior year. Interest expense was higher due to a decrease in capitalized interest resulting from the decrease in land under development.

         Income Taxes. The effective tax rate for the three months ended March 31, 2002 decreased to 38.0% from 38.6% for the first quarter of 2001 due to tax savings strategies.


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.

         Estimates and judgments are inherent in calculations relating to inventory valuation; property and equipment depreciation; valuation of derivative financial instruments; accounts payable on inventory; reserves for costs to complete, warranty, self-insurance on general liability, litigation, health care and workers' compensation, executive employment agreements, and financial services; income taxes, and contingencies. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in the "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" below.


LIQUIDITY AND CAPITAL RESOURCES

         Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding operations. Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. See Safe Harbor Statement for further discussion of factors that could impact our source of funds.

         Notes Payable Banks. At March 31, 2002, we had bank borrowings outstanding of $96 million under our Bank Credit Facility. The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million or our borrowing base. The Bank Credit Facility matures in March of 2006.

         We also had approximately $22 million outstanding at March 31, 2002 under the M/I Financial loan agreement which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. On May 2, 2002, the Company and M/I Financial amended the bank agreement to extend the termination date to May of 2003.

         At March 31, 2002, we had the right to borrow up to $345 million under our credit facilities, including $30 million under the M/I Financial loan agreement. We had approximately $212 million of unused borrowing availability under our credit facilities and approximately $50 million of completion bonds and letters of credit outstanding at March 31, 2002.

         Subordinated Notes. At March 31, 2002, there were outstanding $50 million of Senior Subordinated Notes. The notes bear interest at a fixed rate and mature in August of 2006.

         Mortgage Notes Payable. At March 31, 2002, mortgage notes payable outstanding were approximately $14 million, secured by an office building, lots and land with a recorded book value of approximately $21 million.

         Land and Land Development. Over the past several years we have increased our land development activities and land holdings. Single-family lots, land and land development costs decreased slightly from December 31, 2001 to March 31, 2002. We continue to purchase some lots from outside developers under contracts. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities. This shelf registration will allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

         Purchase of Treasury Shares. We are authorized to repurchase up to 2.0 million shares of our outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. As of March 31, 2002, we had purchased a total of 1.6 million shares at an average price of $18. No shares were purchased during the first quarter of 2002.


INTEREST RATES AND INFLATION

         Our business is significantly affected by the general economic conditions of the United States of America and, particularly, by the impact of in interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates would also increase our interest expense because the rate on the revolving loans is based on floating rates of interest. The weighted average interest rate for our outstanding debt for the three months ended March 31, 2002 and 2001 was 8.6% and 8.8 %, respectively.

         In conjunction with our mortgage-banking operations, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, we have generally been able to raise prices by amounts at least equal to our cost increases and, accordingly, have not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the time of start and the delivery date resulting in lower gross profit margins.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements including, but not limited to, statements regarding our future financial performance and financial condition. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below.

         - We are particularly susceptible to changes in the economy and to interest rate fluctuations as well as to the effect that each of these has on consumer confidence.

         - We must risk significant capital to maintain our desired land position.

         - Our operations are located in various markets throughout the United States. However, a significant portion of our operating income is derived from operations in the Columbus market.

         - We face significant competition for home sales, properties, financing, building materials and skilled subcontractors.

         - Increased levels of zoning, environmental and other regulatory initiatives can adversely affect our profitability.

         - Periodic material and labor shortages can adversely affect our sales and profitability.

         - Our principle shareholders can exercise significant control over shareholder matters.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities which permit borrowings up to $345 million. To minimize the effects of interest rate fluctuations, we have interest rate swap agreements with certain banks for a total notional amount of $225 million, of which $150 million are intended to offset each other. Under the remaining $75 million, we pay fixed rates of interest. Assuming a hypothetical 10% change in short-term interest rates, our interest expense would not change significantly as the interest rate swap agreements would partially offset the impact.

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates, which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. At March 31, 2002, the notional principal amount under these loan commitments was $176 million and the related fair value was a loss of approximately $4 million.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At March 31, 2002, the notional principal amount under these forward sales agreements was approximately $179 million and the related fair value of these agreements was a gain of approximately $1 million. The hedging agreements outstanding at March 31, 2002 mature within 90-120 days. These agreements are recorded at fair value on the balance sheet and any gains or losses are recorded in revenue.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  -  none.
----------------------------

Item 2.  Changes in Securities and Use of Proceeds - none.
-------------------------------------------------

Item 3.  Defaults Upon Senior Securities  -  none.
------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - none.
-----------------------------------------------------------

Item 5.  Other Information  -  none.
----------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

EXHIBIT
NUMBER                            DESCRIPTION


10.1 First Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 2, 2002.

10.2     Company's 2002 Chief Executive Officer Bonus Program.

10.3     Company's 2002 President Bonus Program.

10.4     Company's 2002 Chief Operating Officer Bonus Program.

10.5     Company's 2002 Chief Financial Officer Bonus Program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       M/I Schottenstein Homes, Inc.
                                       ----------------------------------------
                                                     (Registrant)


Date:    May 10, 2002                  by:      /s/ Robert H. Schottenstein
                                                -------------------------------
                                                Robert H. Schottenstein
                                                President and Director




Date:    May 10, 2002                  by:      /s/ John A. Wilt
                                                -------------------------------
                                                John A. Wilt
                                                Corporate Controller
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                       DESCRIPTION                                        PAGE #
--------------          --------------------------------------------------------------------         ------------

10.1                     First Amendment to Revolving Credit Agreement by and among M/I
                         Financial Corp., the Company and Guaranty Bank dated May 2, 2002.

10.2                     Company's 2002 Chief Executive Officer Bonus Program.

10.3                     Company's 2002 President Bonus Program.

10.4                     Company's 2002 Chief Operating Officer Bonus Program.

10.5                     Company's 2002 Chief Financial Officer Bonus Program.

