Form 10-Q
period 2002-06-30
M I SCHOTTENSTEIN HOMES INC
filed 2002-08-14
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2002
                                         -------------

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

                             YES    X       NO
                                 -------        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 15,167,455 shares
                        outstanding as of August 13, 2002

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                  PAGE
PART I.     FINANCIAL INFORMATION                                                                NUMBER

            Item 1.   Consolidated Financial Statements

                      Consolidated Balance Sheets
                      June 30, 2002 (Unaudited) and December 31, 2001                              3

                      Unaudited Consolidated Statements of Income for the
                      Three Months and Six Months Ended June 30, 2002 and 2001                     4
                      Unaudited Consolidated Statement of Shareholders' Equity
                      for the Six Months Ended June 30, 2002                                       5

                      Unaudited Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 2002 and 2001                                      6

                      Notes to Interim Unaudited Consolidated Financial Statements                 7

            Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                    9

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk                  18

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                           19

            Item 2.   Changes in Securities and Use of Proceeds                                   19

            Item 3.   Defaults upon Senior Securities                                             19

            Item 4.   Submission of Matters to a Vote of Security Holders                         19

            Item 5.   Other Information                                                           19

            Item 6.   Exhibits and Reports on Form 8-K                                            20

Signatures                                                                                        21

Exhibit Index                                                                                     22

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                                 JUNE 30,           December 31,
                                                                                  2002                  2001
(Dollars in thousands, except par values)                                      (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

ASSETS:

Cash                                                                            $ 15,571               $ 9,988
Cash held in escrow                                                                  917                   560
Receivables                                                                       54,668                55,013
Inventories:
     Single-family lots, land and land development costs                         260,171               287,110
     Houses under construction                                                   212,736               181,742
     Model homes and furnishings - at cost (less accumulated depreciation:
         June 30, 2002 - $43; December 31, 2001 -  $49)                            4,711                 7,761
     Land purchase deposits                                                        1,633                 2,623
Building,office furnishings, transportation and construction equipment - at cost (less accumulated depreciation: June 30, 2002 - $8,032;
         December 31, 2001 - $7,453)                                              21,241                22,276
Investment in unconsolidated joint ventures and limited liability companies       22,229                22,457
Other assets                                                                      24,098                22,580
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $617,975              $612,110
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Notes payable banks - homebuilding operations                                   $ 80,000              $100,000
Note payable bank - financial services operations                                 12,500                30,000
Mortgage notes payable                                                            14,210                14,227
Senior subordinated notes                                                         50,000                50,000
Accounts payable                                                                  73,566                55,656
Accrued compensation                                                              10,223                20,789
Customer deposits                                                                 19,500                18,487
Other liabilities                                                                 43,478                43,060
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                303,477               332,219
----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:  (1)
Preferred stock - $.01 par value; authorized 2,000,000 shares;
     none outstanding                                                                 -                    -
Common stock - $.01 par value; authorized 38,000,000 shares;
     issued 17,626,122 shares                                                        176                   88
Additional paid-in capital                                                        63,374                62,954
Retained earnings                                                                273,934               241,956
Treasury stock - at cost - 2,461,002 and 2,688,116 shares, respectively,
     held in treasury at June 30, 2002 and December 31, 2001                     (22,986)              (25,107)
---------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                       314,498               279,891
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $617,975              $612,110
----------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

(1) Shares issued and in treasury for the prior period have been adjusted for the 2-for-1 stock split effective June 19, 2002.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                        2002           2001             2002            2001
(In thousands, except per share amounts)                    (UNAUDITED)                       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

Revenue                                               $258,439        $222,377         $474,001        $400,532

Costs and expenses:
     Land and housing                                  195,972         170,255          357,600         307,677
     General and administrative                         15,422          12,214           26,148          21,880
     Selling                                            15,896          14,790           29,893          27,163
     Interest                                            3,894           3,711            7,430           6,826
-----------------------------------------------------------------------------------------------------------------

Total costs and expenses                               231,184         200,970          421,071         363,546
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                              27,255          21,407           52,930          36,986
-----------------------------------------------------------------------------------------------------------------

Income taxes (credit):
     Current                                            11,276           8,074           20,983          13,334
     Deferred                                             (919)             72             (870)            828
----------------------------------------------------------------------------------------------------------------

Total income taxes                                      10,357           8,146           20,113          14,162
-----------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change
      in accounting principle                           16,898          13,261           32,817          22,824
Cumulative effect of change in accounting
      principle - net of income taxes                        -               -                -           2,681
-----------------------------------------------------------------------------------------------------------------

Net income                                            $ 16,898        $ 13,261         $ 32,817        $ 25,505
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - basic: (1)
     Income before cumulative effect of
       change in accounting principle                 $   1.12        $   0.87         $   2.18        $   1.51
     Cumulative effect of change in accounting
       principle - net of income taxes                       -               -                -            0.18
-----------------------------------------------------------------------------------------------------------------

     Net income                                       $   1.12        $   0.87         $   2.18        $   1.69
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - diluted: (1)
     Income before cumulative effect of
       change in accounting principle                 $   1.09        $   0.85         $   2.12        $   1.46
     Cumulative effect of change in accounting
       principle - net of income taxes                       -               -                -            0.17
-----------------------------------------------------------------------------------------------------------------

     Net income                                       $   1.09        $   0.85         $   2.12        $   1.63
-----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding: (1)
     Basic                                              15,142          15,194           15,087          15,111
     Diluted                                            15,524          15,665           15,501          15,607
-----------------------------------------------------------------------------------------------------------------


See Notes to Interim Unaudited Consolidated Financial Statements.

(1) Shares outstanding and per share data for prior periods have been adjusted for the 2-for-1 stock split effective June 19, 2002.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
================================================================================


                                                     SIX MONTHS ENDED JUNE 30, 2002
                                                              (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

                                            Common Stock (1)
                                            ----------------           Additional
(Dollars in thousands, except           Shares                           Paid-In       Retained      Treasury
  per share amounts)                 Outstanding        Amount           Capital       Earnings        Stock
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001         14,938,006           $ 88           $62,954       $241,956      $(25,107)

   Net income                                 -              -                 -         32,817             -

   Stock split, par value unchanged           -             88                 -            (88)            -

   Dividends to shareholders,
      $0.05 per common share                  -              -                 -           (751)            -

   Stock options exercised              156,140              -               252              -         1,458

   Deferral of executive and
     director stock                           -              -               976              -             -

   Executive and director deferred
     stock distributions                 70,975              -              (808)             -           663
-------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2002             15,165,121           $176           $63,374        $273,934     $(22,986)
-------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

(1) Shares outstanding at December 31, 2001 and dividend per share amount have been adjusted for the 2-for-1 stock split effective June 19, 2002.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                           2002            2001
(In thousands)                                                                          (UNAUDITED)     (Unaudited)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 32,817        $ 25,505
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Loss from property disposals                                                              28               9
      Depreciation                                                                           1,101             895
      Deferred income taxes (credit)                                                          (870)            828
      Increase in cash held in escrow                                                         (357)           (140)
      Decrease in receivables                                                                  345           5,064
      Decrease (increase) in inventories                                                     4,441         (55,346)
      Increase in other assets                                                                (648)           (453)
      Increase in accounts payable                                                          17,910           9,127
      Increase in customer deposits                                                          1,013           6,178
      Decrease in other liabilities                                                         (9,172)        (12,340)
      Equity in undistributed income of unconsolidated joint ventures and
         limited liability companies                                                          (580)           (422)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                         46,028         (21,095)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                          (81)           (306)
   Investment in unconsolidated joint ventures and limited liability companies              (4,334)         (4,534)
   Distributions from unconsolidated joint ventures and limited liability companies            673             846
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                       (3,742)         (3,994)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                       (37,500)         26,350
   Principal repayments of mortgage notes payable                                              (17)         (3,167)
   Dividends paid                                                                             (751)           (753)
   Proceeds from exercise of stock options and deferred stock                                1,565           1,694
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                        (36,703)         24,124
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                              5,583            (965)
Cash balance at beginning of year                                                            9,988           8,555
-------------------------------------------------------------------------------------------------------------------

Cash balance at end of period                                                             $ 15,571        $  7,590
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                                $  7,435        $  6,603
      Income taxes                                                                        $ 21,161        $ 16,355

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Distribution of single-family lots from unconsolidated joint ventures and
      limited liability companies                                                         $  4,469        $  5,930
   Deferral of executive and director stock                                               $    976        $    733
   Executive and director deferred stock distributions                                    $    808        $      -
-------------------------------------------------------------------------------------------------------------------


See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries ("the Company") and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results for the full year.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2001.


NOTE 2. LOAN AGREEMENTS

On May 2, 2002, the Company and M/I Financial Corp., a wholly-owned subsidiary, amended their bank loan agreement. The Company and M/I Financial have the ability to borrow up to $30 million at a rate of interest based on the prime or Eurodollar rate. This agreement terminates in May 2003.


NOTE 3. INTEREST

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to interest expense as the related inventory is delivered to a third party. The summary of total interest is as follows:

                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
(In thousands)                                     2002            2001                  2002           2001
-------------------------------------------------------------------------------------------------------------------

Interest capitalized, beginning of period       $12,378          $11,631              $12,187         $10,337
Interest incurred                                 3,382            4,718                7,109           9,127
Interest expensed                                (3,894)          (3,711)              (7,430)         (6,826)
-------------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period             $11,866          $12,638              $11,866         $12,638
-------------------------------------------------------------------------------------------------------------------


NOTE 4. CONTINGENCIES

At June 30, 2002, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $164 million.


NOTE 5. PER SHARE DATA

Per share data is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share. All share and per share amounts have been adjusted for the 2-for-1 stock split effective June 19, 2002.


NOTE 6. ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. The Company does not believe the adoption of SFAS 145 will have a significant impact on the consolidated financial statements.


NOTE 7. DIVIDENDS

On April 25, 2002, the Company paid to shareholders of record of its common stock on April 2, 2002, a cash dividend of $0.025 per share. On April 18, 2002, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on July 1, 2002, which was paid on July 25, 2002. Total dividends paid in 2002 through July 25 were approximately $1.1 million.


NOTE 8. UNIVERSAL SHELF REGISTRATION

On April 5, 2002, the Company filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1,000,000 common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow the Company to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended June 30, 2002 was $258.4 million, a 16% increase over the $222.4 million recorded for the comparable period in 2001. Total revenue for the six months ended June 30, 2002 was $474.0 million, an 18% increase over the $400.5 million recorded for the comparable period in 2001. For the three-month period, homebuilding revenue increased $36.3 million while financial services revenue decreased slightly from prior year's second quarter to $5.4 million. For the six-month period, homebuilding revenue increased $73.5 million and financial services revenue increased $1.3 million. The increase in homebuilding revenue for the three-month period consisted primarily of a housing revenue increase of $33.9 million and a land revenue increase of $2.5 million. The increase in homebuilding revenue for the six-month period consisted of a housing revenue increase of $68.8 million and a land revenue increase of $3.8 million. The increase in housing revenue for the three- and six-month periods were attributable to an increase in the number of Homes Delivered of 60 and 129 units, respectively, and an increase in the average sales price of Homes Delivered of 9% and 10%, respectively. The increase in land revenue for the three and six months ended June 30, 2002 was primarily due to an increase in the number of lots sold in the Orlando, Virginia and Phoenix markets. This was partially offset by a decrease in the number of lots sold in the Columbus and Raleigh markets. The increase in financial services revenue for the six months ended June 30, 2002 was primarily attributable to increases in revenue earned from the sale of loans.

         Income Before Income Taxes. Income before income taxes increased 27% for the three months ended June 30, 2002 and 43% for the six months ended June 30, 2002 over the comparable periods in 2001. The increase for the three months ended June 30, 2002 was the result of an increase in homebuilding income before income taxes from $14.9 million to $23.5 million. Income before income taxes for financial services remained constant at $3.5 million. The increase for the six months ended June 30, 2002 was the result of an increase in homebuilding income before income taxes from $23.5 million to $39.3 million. In addition, income before income taxes for financial services increased from $7.4 million to $8.7 million. The increase in homebuilding for the three-month period was primarily due to the increase in housing gross margin from 22.1% to 23.2%. The increase in homebuilding for the six months ended June 30, 2002 was primarily due to the increase in housing gross margin from 21.6% to 23.1%. The increase in financial services for the six months ended June 30, 2002 was the result of increased loan origination fees. Unallocated amounts include interest from other segments along with salaries and other administrative expenses, which are not identifiable with a specific segment.

         For the six months ended June 30, 2001, the cumulative effect of a change in accounting principle resulted in an increase in income of approximately $2.7 million, net of income taxes. This accounting change was the result of the January 1, 2001 adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires us to record the value of interest rate swaps, certain loan commitments and forward sales of mortgage-backed securities at fair value. No such cumulative adjustment was recorded for the six months ended June 30, 2002.

         The information below is presented in conformity with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," for all periods presented.

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                          JUNE 30,
(In thousands)                           2002              2001             2002             2001
----------------------------------------------------------------------------------------------------

Revenue:
    Homebuilding                       $ 254,156        $ 217,863        $ 465,025        $ 391,570
    Financial services                     5,423            5,631           12,330           11,031
    Intersegment                          (1,140)          (1,117)          (3,354)          (2,069)
----------------------------------------------------------------------------------------------------

Total revenue                          $ 258,439        $ 222,377        $ 474,001        $ 400,532
----------------------------------------------------------------------------------------------------

Income Before Income Taxes:
    Homebuilding                       $  23,459        $  14,909        $  39,278        $  23,455
    Financial services                     3,481            3,538            8,738            7,359
    Unallocated amounts                      315            2,960            4,914            6,172
----------------------------------------------------------------------------------------------------

Total income before income taxes       $  27,255        $  21,407        $  52,930        $  36,986
----------------------------------------------------------------------------------------------------

HOMEBUILDING SEGMENT

The following table sets forth certain information related to the homebuilding segment:

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
(Dollars in thousands)                                       2002             2001           2002             2001
----------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing                                                  $245,424        $211,481        $449,111        $380,304
   Land and lot                                                8,568           6,031          14,398          10,561
   Other                                                         164             351           1,516             705
----------------------------------------------------------------------------------------------------------------------
Total revenue                                               $254,156        $217,863        $465,025        $391,570
----------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing                                                      96.6%           97.1%           96.6%           97.1%
   Land and lot                                                  3.3             2.8             3.1             2.7
   Other                                                         0.1             0.1             0.3             0.2
----------------------------------------------------------------------------------------------------------------------
Total revenue                                                  100.0           100.0           100.0           100.0
Land and housing costs                                          77.9            78.8            77.8            79.0
----------------------------------------------------------------------------------------------------------------------
Gross margin                                                    22.1            21.2            22.2            21.0
General and administrative expenses                              2.5             2.6             2.7             2.8
Selling expenses                                                 6.2             6.8             6.3             6.9
----------------------------------------------------------------------------------------------------------------------
Operating income                                                13.4            11.8            13.2            11.3
Allocated expenses                                               4.2             5.0             4.7             5.3
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       9.2%            6.8%            8.5%            6.0%
----------------------------------------------------------------------------------------------------------------------
OHIO AND INDIANA REGION
Unit Data:
   New contracts, net                                            685             792           1,423           1,702
   Homes delivered                                               668             624           1,195           1,064
   Backlog at end of period                                    1,814           1,943           1,814           1,943
Average sales price of homes in Backlog                     $    223        $    206        $    223        $    206
Aggregate sales value of homes in Backlog                   $405,000        $400,000        $405,000        $400,000
Number of active subdivisions                                     87              85              87              85
----------------------------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit Data:
   New contracts, net                                            242             227             440             479
   Homes delivered                                               222             228             419             424
   Backlog at end of period                                      507             547             507             547
Average sales price of homes in Backlog                     $    214        $    214        $    214        $    214
Aggregate sales value of homes in Backlog                   $108,000        $117,000        $108,000        $117,000
Number of active subdivisions                                     25              28              25              28
----------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit Data:
   New contracts, net                                            154             195             301             409
   Homes delivered                                               150             128             272             269
   Backlog at end of period                                      288             454             288             454
Average sales price of homes in Backlog                     $    376        $    387        $    376        $    387
Aggregate sales value of homes in Backlog                   $108,000        $176,000        $108,000        $176,000
Number of active subdivisions                                     32              32              32              32
----------------------------------------------------------------------------------------------------------------------
TOTAL
Unit Data:
   New contracts, net                                          1,081           1,214           2,164           2,590
   Homes delivered                                             1,040             980           1,886           1,757
   Backlog at end of period                                    2,609           2,944           2,609           2,944
Average sales price of homes in Backlog                     $    238        $    235        $    238        $    235
Aggregate sales value of homes in Backlog                   $621,000        $693,000        $621,000        $693,000
Number of active subdivisions                                    144             145             144             145
----------------------------------------------------------------------------------------------------------------------

         A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. The cancellation rate for the quarter ended June 30, 2002 and June 30, 2001 was 20% and 21%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 100 and 97 at June 30, 2002 and 2001, respectively.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Total Revenue. Total revenue for the homebuilding segment for the quarter ended June 30, 2002 was $254.2 million, a 17% increase from 2001's second quarter. The increase consisted of an increase in housing revenue of 16% and an increase in land revenue of 42%. Housing revenue increased as a result of a 6% increase in Homes Delivered. Homes Delivered increased in all of our markets with the exception of Indianapolis, Tampa and Charlotte. The increase in housing revenue was also due to a 9% increase in the average sales price of Homes Delivered. The increase in the average sales price of Homes Delivered was the result of increases in all of our markets with the exception of Cincinnati and Orlando. The increase in land revenue from $6.0 million to $8.6 million was primarily attributable to an increase in the number of lots sold in the Orlando, Virginia and Phoenix markets, partially offset by a decrease in the number of lots sold in the Columbus market.

         Home Sales and Backlog. New Contracts in the second quarter of 2002 decreased 11% from 2001's second quarter. New Contracts decreased in all of our markets except Tampa, Raleigh and Virginia. This is primarily the result of soft economic conditions in the Midwest. However, New Contracts recorded in July 2002 were 20% higher than New Contracts recorded in July 2001. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers.

         At June 30, 2002, our Backlog consisted of 2,609 homes with an approximate sales value of $621 million. This represents an 11% decrease in units and a 10% decrease in sales value in comparison to June 30, 2001. The average sales price of homes in backlog increased slightly, with increases occurring in virtually all of our markets.

         Gross Margin. The overall gross margin for the homebuilding segment was 22.1% for the three- month period ended June 30, 2002 compared to 21.2% for the three-month period ended June 30, 2001. Housing gross margin increased from 22.1% to 23.2% and land gross margin increased from 9.9% to 13.6% compared to 2001's second quarter. The increase in housing gross margin was the result of selling prices increasing at a higher rate than housing costs, improved operating efficiencies and our focus on acquiring or developing lots in premier locations to obtain higher margins. The increase in land gross margin was primarily the result of increased lot sales in our Phoenix division compared to the second three months of 2001.

         General and Administrative Expenses. General and administrative expenses increased to $6.2 million, or 2.5% of revenue, for the three months ended June 30, 2002 compared to $5.6 million, or 2.6% of revenue, for the same period in 2001. The increase in dollars was primarily attributable to increases in real estate taxes and various other accounts.

         Selling Expenses. Selling expenses increased from $14.7 million, or 6.8% of revenue, for the second quarter of 2001 to $15.8 million, or 6.2% of revenue, for the second quarter of 2002. The increase in dollars primarily related to additional sales commissions paid to outside realtors and internal salespeople as a result of the increase in the number and average sales price of Homes Delivered.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Total Revenue. Total revenue for the homebuilding segment for the six months ended June 30, 2002 was $465.0 million, a 19% increase over the same period in 2001. The increase consisted of an increase in housing revenue of 18%, and an increase in land revenue of 36%. Housing revenue increased as a result of a 7% increase in Homes Delivered. Homes Delivered increased in all of our markets with the exception of Indianapolis, Tampa and Charlotte. The increase in housing revenue was also due to a 10% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all our markets with the exception of Cincinnati and Orlando. The increase in land revenue from $10.6 million to $14.4 million was primarily attributable to an increase in the number of lot sales in our Orlando, Virginia and Phoenix markets, partially offset by a decrease in the number of lots sold in the Columbus and Raleigh markets.

         Home Sales and Backlog. New Contracts in the first six months of 2002 decreased 16% from the same period in 2001. Decreases occurred in all of our markets with the exception of Raleigh and Virginia. This is a result of soft economic conditions, particularly in the Midwest.

         Gross Margin. The overall gross margin for the homebuilding segment was 22.2% for the six month period ended June 30, 2002 compared to 21.0% for the six month period ended June 30, 2001. Housing gross margin increased from 21.6% to 23.1% and land gross margin increased from 9.8% to 15.4% from 2001's first six months. The increase in housing gross margin was the result of selling prices increasing at a higher rate than housing costs, improved operating efficiencies and our focus on acquiring or developing lots in premier locations to obtain higher margins. The increase in land gross margin was primarily the result of increased quantity and profit from lots sold in the Phoenix division compared to the first six months of 2001.

         General and Administrative Expenses. General and administrative expenses increased to $12.6 million, or 2.7% of revenue, for the six months ended June 30, 2002 compared to $11.0 million, or 2.8% of revenue, for the same period in 2001. The increase in dollars was primarily attributable to additional homeowners association expenses and real estate taxes.

         Selling Expenses. Selling expenses increased from $27.0 million, or 6.9% of revenue, for the first six months of 2001 to $29.4 million, or 6.3% of revenue, for the first six months of 2002. The increase in dollars primarily related to additional sales commissions paid to outside realtors and internal sales people as a result of the increase in the number and average sales price of Homes Delivered.

FINANCIAL SERVICES SEGMENT

The following table sets forth certain information related to our financial services segment:

                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                           2002            2001                2002             2001
--------------------------------------------------------------------------------------------------------------

Number of loans originated                        843             809               1,529            1,429

 Revenue:
   Loan origination fees                       $1,455          $1,303              $2,642           $2,313
   Sale of loans                                2,137           2,734               6,256            5,746
   Other                                        1,831           1,594               3,432            2,972
--------------------------------------------------------------------------------------------------------------

Total revenue                                   5,423           5,631              12,330           11,031
--------------------------------------------------------------------------------------------------------------

General and administrative expenses             1,942           2,093               3,592            3,672
--------------------------------------------------------------------------------------------------------------

Operating income                               $3,481          $3,538              $8,738           $7,359
--------------------------------------------------------------------------------------------------------------

         Financial services consist primarily of originating mortgages for our homebuyers, processing and selling these mortgages and the related servicing rights on the secondary market, and providing title services.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Total Revenue. Total revenue for the three months ended June 30, 2002 was $5.4 million, a 3.7% decrease from the $5.6 million recorded for the comparable period of 2001. Loan origination fees increased 11.7% from $1.3 million for the three months ended June 30, 2001 to $1.5 for the three months ended June 30, 2002. This increase was due to a 4.2% increase in loans originated, along with an increase in the average loan amount.

         Revenue from the sale of loans decreased 21.8% from $2.7 million for the three months ended June 30, 2001 to $2.1 million for the three months ended June 30, 2002. The decrease was due to a changing market valuation of servicing values, which resulted in reduced servicing premiums.

         Revenue from other sources increased 14.9% to $1.8 million for the three months ended June 30, 2002 compared to $1.6 million for the three months ended June 30, 2001. This was due to increased earnings from title services as a result of the increase in the number of Homes Delivered.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2002 were $1.9 million, a 7.2% decrease from the comparable period of the prior year. This was due to a decrease in incentive compensation due to a decrease in net income.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Total Revenue. Total revenue for the six months ended June 30, 2002 was $12.3 million, a 11.8% increase from the $11.0 million recorded for the comparable period of 2001. Loan origination fees increased 14.2% from $2.3 million for the six months ended June 30, 2001 to $2.6 million for the six months ended June 30, 2002. This increase was due to a 7.0% increase in loans originated along with an increase in the average loan amount.

         Revenue from the sale of loans increased 8.9% from $5.7 million for the six months ended June 30, 2001 to $6.3 million for the six months ended June 30, 2002. This was primarily the result of an increase in loans originated and an increase in the average loan amount.

         Revenue from other sources increased 15.5% from $3.0 million for the six months ended June 30, 2001 to $3.4 million for the six months ended June 30, 2002. This was due to increased earnings from title services as a result of the increase in the number of Homes Delivered.

         General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2002 were $3.6 million, a 2.2% decrease from the comparable period of the prior year. This decrease was a result of various general and administrative expenses decreasing as a result of improved cost controls.


OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses for the three months ended June 30, 2002 increased from $4.6 million to $7.5 million. As a percentage of total revenue, corporate general and administrative expenses for the three months ended June 30, 2002 increased to 2.9% from 2.1% from the comparable period in the prior year. Corporate general and administrative expenses increased from $7.4 million, or 1.9% of total revenue for the six months ended June 30, 2001 to $10.1 million, or 2.1% of total revenue, for the six months ended June 30, 2002. The increase was partially due to an increase in insurance expense and an increase in incentive compensation as a result of an increase in profitability.

         Interest Expense. Corporate and homebuilding interest expense for the three and six months ended June 30, 2002 increased to $3.8 and $7.3 million, respectively, from $3.6 and $6.6 million recorded for the comparable periods of the prior year. Interest expense was higher in the current year due to a decrease in capitalized interest resulting from the decrease in land under development and backlog.

         Income Taxes. The effective tax rate for the three and six months ended June 30, 2002 decreased to 38.0% from 38.1% and 38.3%, respectively for the comparable periods of 2001. The decrease is primarily attributable to lower state taxes as a percentage of revenue.


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

         Notes Payable Banks. At June 30, 2002, we had bank borrowings outstanding of $80 million under our Bank Credit Facility. The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million or our borrowing base. The Bank Credit Facility matures in March 2006.

         We also had approximately $13 million outstanding at June 30, 2002 under the M/I Financial loan agreement which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. On May 2, 2002, the Company and M/I Financial amended the bank agreement to extend the termination date to May 2003.

         At June 30, 2002, we had the right to borrow up to $345 million under our credit facilities, including $30 million under the M/I Financial loan agreement. We had approximately $237 million of unused borrowing availability under our credit facilities and approximately $51 million of completion bonds and letters of credit outstanding at June 30, 2002.

         Subordinated Notes. At June 30, 2002, there was outstanding $50 million of Senior Subordinated Notes. The notes bear interest at a fixed rate and mature in August 2006.

         Mortgage Notes Payable. At June 30, 2002, mortgage notes payable outstanding were approximately $14 million, secured by an office building, lots and land with a recorded book value of approximately $22 million.

         Land and Land Development. Single-family lots, land and land development costs decreased slightly from December 31, 2001 to June 30, 2002. We continue to purchase some lots from outside developers under contracts. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1,000,000 common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

         Purchase of Treasury Shares. We are authorized to repurchase up to 4.0 million shares (as adjusted for the 2-for-1 stock split) of our outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. As of June 30, 2002, we had purchased a total of 3.1 million shares at an average price of $9. No shares were purchased during the first six months of 2002.

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States of America and, particularly, by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Increases in interest rates would also increase our interest expense because the rate on the revolving loans is based on floating rates of interest. The weighted average interest rate for our outstanding debt for the six months ended June 30, 2002 and 2001 was 8.5% and 8.6%, respectively.

         In conjunction with our mortgage-banking operations, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

         In recent years, we have generally been able to raise prices by amounts at least equal to our cost increases and, accordingly, have not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the time of start and the delivery date, resulting in lower gross profit margins.

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

         - Our operations are located in various markets throughout the United States of America. However, a significant portion of our operating income is derived from operations in the Columbus market.

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

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates, which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. At June 30, 2002, the notional principal amount under these loan commitments was approximately $180 million and the related fair value was a loss of approximately $0.1 million.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At June 30, 2002, the notional principal amount under these forward sales agreements was approximately $184 million and the related fair value of these agreements was a loss of approximately $1.8 million. The hedging agreements outstanding at June 30, 2002 mature within 90-120 days. These agreements are recorded at fair value on the balance sheet and any gains or losses are recorded in revenue. We recorded fair value losses of $0.6 million and $1.1 million for the six months ended June 30, 2002 and June 30, 2001, respectively, related to loan commitments, forward sales of mortgage-backed securities and interest rate swaps.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings -  none.
--------------------------

Item 2. Changes in Securities and Use of Proceeds - none.
-------------------------------------------------

Item 3. Defaults upon Senior Securities - none.
---------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On April 18, 2002, the Company held its 2002 annual meeting of shareholders. The shareholders voted on the election of three directors to three-year terms and a proposal to ratify the appointment of Deloitte & Touche LLP as the independent accountants and auditors for fiscal year 2002. The results of the voting are as follows:

         1.   Election of Directors
              ---------------------

                                                For                  Withheld
                                                ---                  --------

              Phillip G. Creek                6,806,645               470,033
              Irving E. Schottenstein         6,480,179               796,499
              Norman L. Traeger               7,241,218                35,360

              All three directors were re-elected.



         2.   To ratify the appointment of Deloitte & Touche LLP as the
              ---------------------------------------------------------
              independent accountants and auditors for fiscal year 2002
              ---------------------------------------------------------

              For                                         7,248,489
              Against                                        28,023
              Abstain                                           166

              The proposal was approved.


Item 5.  Other Information - none.
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                             Description
------                             -----------

10.1 Second Amendment to the Executives' Deferred Compensation Plan dated June 19, 2002.

10.2 Second Amendment to the Company's 1993 Stock Incentive Plan as Amended dated February 13, 2001.

99.1     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                            M/I Schottenstein Homes, Inc.
                                            ------------------------------------
                                                          (Registrant)


Date:    August 13, 2002                    by:  /s/ Robert H. Schottenstein
                                                 -------------------------------
                                                 Robert H. Schottenstein
                                                 President and Director




Date:    August 13, 2002                    by:  /s/ John A. Wilt
                                                 -------------------------------
                                                 John A. Wilt
                                                 Corporate Controller
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                                    DESCRIPTION                                           PAGE NO.
     ------                                    -----------                                           --------

      10.1        Second Amendment to the Executives' Deferred Compensation Plan dated June 19,
                  2002.

      10.2        Second Amendment to the Company's 1993 Stock Incentive Plan as Amended dated
                  February 13, 2001.

      99.1        Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.