Form 10-Q
period 2002-09-30
M I SCHOTTENSTEIN HOMES INC
filed 2002-11-15
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 2002
                                            ------------------

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ___________ to ___________

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


            Common stock, par value $.01 per share: 15,172,519 shares
                       outstanding as of November 13, 2002

                          M/I SCHOTTENSTEIN HOMES, INC.


                                    FORM 10-Q

                                      INDEX
                                      -----


                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets
                 September 30, 2002 (Unaudited) and December 31, 2001          3

                 Unaudited Consolidated Statements of Income for the
                 Three Months and Nine Months Ended September 30, 2002
                 and 2001                                                      4

                 Unaudited Consolidated Statement of Shareholders' Equity
                 for the Nine Months Ended September 30, 2002                  5

                 Unaudited Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2002 and 2001                 6

                 Notes to Interim Unaudited Consolidated Financial Statements  7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk   18

         Item 4. Controls and Procedures                                      18


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            19

         Item 2. Changes in Securities and Use of Proceeds                    19

         Item 3. Defaults upon Senior Securities                              19

         Item 4. Submission of Matters to a Vote of Security Holders          19

         Item 5. Other Information                                            19

         Item 6. Exhibits and Reports on Form 8-K                             19

Signatures                                                                    20

Certifications                                                                21

Exhibit Index                                                                 23

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,         December 31,
                                                                                  2002                  2001
(Dollars in thousands, except par values)                                      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

ASSETS:

Cash                                                                            $  6,130               $ 9,988
Cash held in escrow                                                                  695                   560
Receivables                                                                       55,259                55,013
Inventories:
     Single-family lots, land and land development costs                         266,294               287,110
             Houses under construction                                           216,833               181,742
     Model homes and furnishings - at cost (less accumulated depreciation:
         September 30, 2002 - $51; December 31, 2001 -  $49)                       5,509                 7,761
     Land purchase deposits                                                        1,812                 2,623
Building,office furnishings, transportation and construction equipment - at cost (less accumulated depreciation: September 30, 2002 - $8,581;
         December 31, 2001 - $7,453)                                              21,239                22,276
Investment in unconsolidated joint ventures and limited liability companies       23,439                22,457
Other assets                                                                      26,711                22,580
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $623,921              $612,110
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Accounts payable                                                                $ 73,376              $ 55,656
Accrued compensation                                                              16,996                20,789
Customer deposits                                                                 19,307                18,487
Other liabilities                                                                 45,419                43,060
Notes payable banks - homebuilding operations                                     45,000               100,000
Note payable bank - financial services operations                                 29,000                30,000
Mortgage notes payable                                                            12,699                14,227
Senior subordinated notes                                                         50,000                50,000
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                291,797               332,219
----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:  (1)
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding        -                     -
Common stock - $.01 par value; authorized 38,000,000 shares; issued 17,626,122
shares                                                                               176                    88
Additional paid-in capital                                                        63,409                62,954
Retained earnings                                                                291,456               241,956
Treasury stock - at cost - 2,453,604 and 2,688,116 shares, respectively,
     held in treasury at September 30, 2002 and December 31, 2001                (22,917)              (25,107)
---------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                       332,124               279,891
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $623,921              $612,110
----------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

(1) Common shares issued and in treasury for the prior period have been adjusted for the 2-for-1 stock split effective June 19, 2002.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                         2002          2001               2002           2001
(In thousands, except per share amounts)                    (UNAUDITED)                       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

Revenue                                               $261,509        $266,834         $735,510        $667,366

Costs and expenses:
     Land and housing                                  197,117         207,268          554,717         514,945
     General and administrative                         16,746          14,977           42,894          36,857
     Selling                                            15,972          15,972           45,865          43,135
     Interest                                            2,802           4,411           10,232          11,237
-----------------------------------------------------------------------------------------------------------------

Total costs and expenses                               232,637         242,628          653,708         606,174
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                              28,872          24,206           81,802          61,192
-----------------------------------------------------------------------------------------------------------------

Income taxes (credit):
     Current                                            12,040          11,450           33,023          24,784
     Deferred                                           (1,069)         (2,256)          (1,939)         (1,428)
------------------------------------------------------------------------------- ---------------------------------

Total income taxes                                      10,971           9,194           31,084          23,356
-----------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change
      in accounting principle                           17,901          15,012           50,718          37,836
Cumulative effect of change in accounting
      principle - net of income taxes                        -               -                -           2,681
-----------------------------------------------------------------------------------------------------------------

Net income                                            $ 17,901        $ 15,012         $ 50,718        $ 40,517
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - basic: (1)
     Income before cumulative effect of
       change in accounting principle                 $   1.18        $   0.99         $   3.36        $   2.50
     Cumulative effect of change in accounting
       principle - net of income taxes                       -               -                -            0.17
-----------------------------------------------------------------------------------------------------------------

     Net income                                       $   1.18        $   0.99         $   3.36        $   2.67
-----------------------------------------------------------------------------------------------------------------

Earnings per common share - diluted: (1)
     Income before cumulative effect of
       change in accounting principle                 $   1.15        $   0.96         $   3.27        $   2.42
     Cumulative effect of change in accounting
       principle - net of income taxes                       -               -                -            0.17
-----------------------------------------------------------------------------------------------------------------

     Net income                                       $   1.15        $   0.96         $   3.27        $   2.59
-----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding: (1)
     Basic                                              15,168          15,224           15,114          15,149
     Diluted                                            15,530          15,712           15,519          15,644
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

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                            Common Stock (1)           Additional
(Dollars in thousands, except           Shares                           Paid-In        Retained      Treasury
  per share amounts)                  Outstanding        Amount          Capital        Earnings        Stock
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001         14,938,006           $ 88           $62,954       $241,956      $(25,107)

   Net income                                 -              -                 -         50,718             -

   Stock split, par value unchanged           -             88                 -            (88)            -

   Dividends to shareholders,
      $0.075 per common share                 -              -                 -         (1,130)            -

    Stock options exercised             156,140              -               107              -         1,458

    Deferral of executive and
     director stock                           -              -             1,080              -             -

   Executive and director deferred
     stock distributions                 78,373              -              (732)             -           732
-------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2002        15,172,519           $176           $63,409       $291,456      $(22,917)
-------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

(1) Shares outstanding at December 31, 2001 and dividend per share amount have been adjusted for the 2-for-1 stock split effective June 19, 2002.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         2002               2001
(In thousands)                                                                      (UNAUDITED)           (Unaudited)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $50,718              $40,517
   Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
      Loss from property disposals                                                         28                   20
      Depreciation                                                                      1,658                1,412
      Deferred income tax credit                                                       (1,939)              (1,428)
      Increase in cash held in escrow                                                    (135)                 (60)
      (Increase) decrease in receivables                                                 (246)                 268
      Increase in inventories                                                          (1,549)             (70,896)
      Increase in other assets                                                         (2,192)              (1,468)
      Increase in accounts payable                                                     17,720                9,960
      Increase in customer deposits                                                       820                6,712
      (Decrease) increase in other liabilities                                           (354)               3,274
      Equity in undistributed income of unconsolidated joint ventures and
         limited liability companies                                                     (771)                (678)
-------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) operating activities                                 63,758              (12,367)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (628)              (6,063)
   Investment in unconsolidated joint ventures and limited liability companies        (11,320)              (7,840)
   Distributions from unconsolidated joint ventures and limited liability
   companies                                                                            1,425                1,259
-------------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                              (10,523)             (12,644)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                  (56,000)              29,400
   Principal repayments of mortgage notes payable                                      (1,528)              (3,875)
   Dividends paid                                                                      (1,130)             (1,133)
   Proceeds from exercise of stock options and deferred stock                           1,565                1,721
   Payments to acquire treasury shares                                                      -               (3,977)
-------------------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by financing activities                                (57,093)              22,136
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                   (3,858)              (2,875)
Cash balance at beginning of year                                                       9,988                8,555
-------------------------------------------------------------------------------------------------------------------

Cash balance at end of period                                                        $  6,130             $  5,680
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                            $10,362              $10,671
      Income taxes                                                                    $32,157              $26,166

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Distribution of single-family lots from unconsolidated joint ventures and
      limited liability companies                                                     $ 9,684              $ 9,786
   Non-monetary exchange of fixed assets                                              $     -              $ 4,096
   Deferral of executive and director stock                                           $ 1,080              $   796
   Executive and director deferred stock distributions                                $   732              $     -
-------------------------------------------------------------------------------------------------------------------

See Notes to Interim Unaudited Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries ("the Company") and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for the full year.

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


NOTE 2.      INTEREST

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to interest expense as the related inventory is delivered to a third party. The summary of total interest is as follows:

                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                     2002            2001                  2002           2001
-------------------------------------------------------------------------------------------------------------------
Interest capitalized, beginning of period       $11,866          $12,638              $12,187        $ 10,337
Interest incurred                                 3,147            4,928               10,256          14,055
Interest expensed                                (2,802)          (4,411)             (10,232)        (11,237)
-------------------------------------------------------------------------------------------------------------------

Interest capitalized, end of period             $12,211          $13,155              $12,211         $13,155
-------------------------------------------------------------------------------------------------------------------


NOTE 3.      CONTINGENCIES

At September 30, 2002, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $202 million.


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

NOTE 5.      ACCOUNTING STANDARDS

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002.


NOTE 6.      DIVIDENDS

On July 25, 2002, the Company paid to shareholders of record of its common stock on July 1, 2002, a cash dividend of $0.025 per share. On August 14, 2002, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on October 1, 2002, which was paid on October 24, 2002. Total dividends paid in 2002 through October 24 were approximately $1.5 million.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

CONSOLIDATED

         TOTAL REVENUE. Total revenue for the three months ended September 30, 2002 was $261.5 million, a 2% decrease from the $266.8 million recorded for the comparable period in 2001. Total revenue for the nine months ended September 30, 2002 was $735.5 million, a 10% increase over the $667.4 million recorded for the comparable period in 2001. For the three-month period, homebuilding revenue decreased $5.8 million and financial services revenue increased by $0.5 million over prior year's third quarter. For the nine-month period, homebuilding revenue increased $67.6 million and financial services revenue increased $1.8 million. The decrease in homebuilding revenue for the three-month period consisted primarily of a housing revenue decrease of $8.6 million offset by a land revenue increase of $2.7 million. The increase in homebuilding revenue for the nine-month period consisted of a housing revenue increase of $60.2 million and a land revenue increase of $6.6 million. The decrease in housing revenue for the three months ended September 30, 2002 was attributable to a decrease in the number of Homes Delivered of 100 units offset by a 6% increase in the average sales price of Homes Delivered. The increase in housing revenue for the nine-month period was attributable to an increase in the number of Homes Delivered of 29 units and an 8% increase in the average sales price of Homes Delivered. The increase in land revenue for the three and nine months ended September 30, 2002 was primarily due to an increase in the number of lots sold in our Virginia and Phoenix markets. The increase in financial services revenue for the three and nine months ended September 30, 2002 was primarily attributable to increases in revenue earned from the sale of loans.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased 19% for the three months ended September 30, 2002 and 34% for the nine months ended September 30, 2002 over the comparable periods in 2001. The increase for the three months ended September 30, 2002 was the result of an increase in homebuilding income before income taxes from $20.1 million to $20.9 million. Income before income taxes for financial services increased from $3.2 million to $3.7 million. The increase for the nine months ended September 30, 2002 was the result of an increase in homebuilding income before income taxes from $43.5 million to $60.2 million. In addition, income before income taxes for financial services increased from $10.6 million to $12.5 million. The increase in homebuilding for the three-month period was primarily due to the increase in housing gross margin from 21.6% to 23.5%. The increase in homebuilding for the nine months ended September 30, 2002 was primarily due to the increase in housing gross margin from 21.6% to 23.2%. The increase in financial services for the three and nine months ended September 30, 2002 was the result of increased loan origination fees. Unallocated amounts include interest from other segments along with salaries and other administrative expenses, which are not identifiable with a specific segment.

         For the nine months ended September 30, 2001, the cumulative effect of a change in accounting principle resulted in an increase in income of approximately $2.7 million, net of income taxes. This accounting change was the result of the January 1, 2001 adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires us to record the value of interest rate swaps, certain loan commitments and forward sales of mortgage-backed securities at fair value. No such cumulative adjustment was recorded for the nine months ended September 30, 2002.

         The information below is presented in conformity with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," for all periods presented.

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
(In thousands)                                          2002             2001              2002          2001
-------------------------------------------------------------------------------------------------------------------

Revenue:
    Homebuilding                                    $256,997         $262,831          $722,022         $654,401
    Financial services                                 5,770            5,289            18,100           16,320
    Intersegment                                      (1,258)          (1,286)           (4,612)          (3,355)
-------------------------------------------------------------------------------------------------------------------

Total revenue                                       $261,509         $266,834          $735,510         $667,366
-------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes:
    Homebuilding                                    $ 20,895         $ 20,067          $ 60,173         $ 43,522
    Financial services                                 3,714            3,245            12,452           10,604
    Unallocated amounts                                4,263              894             9,177            7,066
-------------------------------------------------------------------------------------------------------------------

Total income before income taxes                    $ 28,872         $ 24,206          $ 81,802         $ 61,192
-------------------------------------------------------------------------------------------------------------------



HOMEBUILDING SEGMENT

The following table sets forth certain information related to the homebuilding segment:

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
 (Dollars in thousands)                                    2002            2001           2002           2001
-------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing                                              $250,492        $259,075       $699,603       $639,379
   Land and lot                                            6,249           3,519         20,647         14,080
   Other                                                     256             237          1,772            942
-------------------------------------------------------------------------------------------------------------------
Total revenue                                           $256,997        $262,831       $722,022       $654,401
-------------------------------------------------------------------------------------------------------------------
Revenue:
   Housing                                                  97.5%           98.6%          96.9%          97.7%
   Land and lot                                              2.4             1.3            2.9            2.2
   Other                                                     0.1             0.1            0.2            0.1
-------------------------------------------------------------------------------------------------------------------
Total revenue                                             100.00          100.00         100.00         100.00
Land and housing costs                                      78.5            79.2           78.1           79.1
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                21.5            20.8           21.9           20.9
General and administrative expenses                          3.0             2.7            2.8            2.8
Selling expenses                                             6.2             6.0            6.3            6.5
-------------------------------------------------------------------------------------------------------------------
Operating income                                            12.3            12.1           12.8           11.6
Allocated expenses                                           4.2             4.5            4.5            4.9
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   8.1            %7.6%           8.3%           6.7%
-------------------------------------------------------------------------------------------------------------------
OHIO AND INDIANA REGION
Unit Data:
   New contracts, net                                        668             610          2,091          2,312
   Homes delivered                                           725             750          1,920          1,814
   Backlog at end of period                                1,757           1,803          1,757          1,803
Average sales price of homes in Backlog                 $    228        $    212       $    228       $    212
Aggregate sales value of homes in Backlog               $401,000        $383,000       $401,000       $383,000
Number of active subdivisions                                 90              87             90             87
-------------------------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit Data:
   New contracts, net                                        268             214            708            693
   Homes delivered                                           210             228            629            652
   Backlog at end of period                                  565             533            565            533
Average sales price of homes in Backlog                 $    219       $     216       $    219       $    216
Aggregate sales value of homes in Backlog               $124,000       $ 115,000       $124,000       $115,000
Number of active subdivisions                                 28              28             28             28
-------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit Data:
   New contracts, net                                        123              82            424            491
   Homes delivered                                           132             189            404            458
   Backlog at end of period                                  279             347            279            347
Average sales price of homes in Backlog                 $    362        $    430       $    362       $    430
Aggregate sales value of homes in Backlog               $101,000        $150,000       $101,000       $150,000
Number of active subdivisions                                 28              30             28             30
-------------------------------------------------------------------------------------------------------------------
TOTAL
Unit Data:
   New contracts, net                                      1,059             906          3,223          3,496
   Homes delivered                                         1,067           1,167          2,953          2,924
   Backlog at end of period                                2,601           2,683          2,601          2,683
Average sales price of homes in Backlog                 $    241        $    241       $    241       $    241
Aggregate sales value of homes in Backlog               $626,000        $648,000       $626,000       $648,000
Number of active subdivisions                                146             145            146            145
-------------------------------------------------------------------------------------------------------------------

         A home is included in "New Contracts" when our standard sales contract is executed. "Homes Delivered" represent homes for which the closing of the sale has occurred and title has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. The cancellation rate for the quarter ended September 30, 2002 and September 30, 2001 was 21% and 27%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 102 and 132 at September 30, 2002 and 2001, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         TOTAL REVENUE. Total revenue for the homebuilding segment for the quarter ended September 30, 2002 was $257.0 million, a 2% decrease from 2001's third quarter. The decrease consisted of a decrease in housing revenue of 3% offset slightly by an increase in land revenue of 78%. Housing revenue decreased as a result of a 9% decrease in Homes Delivered. Homes Delivered decreased in all of our markets with the exception of Columbus, Orlando and Raleigh. The decrease in housing revenue was partially offset by a 6% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all of our markets. The increase in land revenue from $3.5 million to $6.2 million was primarily attributable to an increase in the number of lots sold in our Virginia and Phoenix markets.

         HOME SALES AND BACKLOG. New Contracts in the third quarter of 2002 increased 17% from 2001's third quarter. New Contracts increased in all of our markets except West Palm Beach and Maryland. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land development, consumer confidence, number of subdivisions and interest rates available to potential home buyers.

         At September 30, 2002, our Backlog consisted of 2,601 homes with an approximate sales value of $626 million. This represents a 3% decrease in units and sales value in comparison to September 30, 2001. The average sales price of homes in Backlog remained consistent with the prior year.

         GROSS MARGIN. The overall gross margin for the homebuilding segment was 21.5% for the three- month period ended September 30, 2002 compared to 20.8% for the three-month period ended September 30, 2001. Housing gross margin increased from 21.6% to 23.5% compared to 2001's third quarter. The increase in housing gross margin was the result of selling prices increasing at a higher rate than housing costs, improved operating efficiencies and our focus on acquiring or developing lots in premier locations to obtain higher margins.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $0.6 million to $7.7 million, or 3.0% of revenue, for the three months ended September 30, 2002 compared to $7.1 million, or 2.7% of revenue, for the same period in 2001. The increase in dollars was primarily attributable to increases in incentive compensation due to record results.

         SELLING EXPENSES. Selling expenses remained flat at $15.9 million and increased from 6.0% to 6.2% of revenue for the third quarter of 2002 over this period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         TOTAL REVENUE. Total revenue for the homebuilding segment for the nine months ended September 30, 2002 was $722.0 million, a 10% increase over the same period in 2001. The increase consisted of an increase in housing revenue of 9% and an increase in land revenue of 47%. Housing revenue increased as a result of a slight increase in Homes Delivered. Homes Delivered increased in all of our markets with the exception of Indianapolis, Tampa and Charlotte. The increase in housing revenue was also due to an 8% increase in the average sales price of Homes Delivered. The average sales price of Homes Delivered increased in all our markets except Orlando. The increase in land revenue from $14.1 million to $20.6 million was primarily attributable to an increase in the number of lot sales in our Orlando, Virginia and Phoenix markets, partially offset by a decrease in the number of lots sold in the Columbus and Indianapolis markets.

         HOME SALES AND BACKLOG. New Contracts in the first nine months of 2002 decreased 8% from the same period in 2001. Decreases occurred in all of our markets with the exception of Tampa, Orlando, Raleigh and Virginia. This is a result of soft economic conditions, particularly in the Midwest.

         GROSS MARGIN. The overall gross margin for the homebuilding segment was 21.9% for the nine month period ended September 30, 2002 compared to 20.9% for the nine month period ended September 30, 2001. Housing gross margin increased from 21.6% to 23.2% over 2001's first nine months. The increase in housing gross margin was the result of selling prices increasing at a higher rate than housing costs, improved operating efficiencies and our focus on acquiring or developing lots in premier locations to obtain higher margins.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $20.3 million, or 2.8% of revenue, for the nine months ended September 30, 2002 compared to $18.1 million, or 2.8% of revenue, for the same period in 2001. The increase in dollars was primarily attributable to additional homeowners association expenses and real estate taxes.

         SELLING EXPENSES. Selling expenses increased from $42.9 million, or 6.5% of revenue, for the first nine months of 2001 to $45.3 million, or 6.3% of revenue, for the first nine months of 2002. The increase in dollars primarily related to additional sales commissions paid to outside realtors and internal sales people as a result of the increase in the number and average sales price of Homes Delivered.

FINANCIAL SERVICES SEGMENT

The following table sets forth certain information related to our financial services segment:

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                           2002            2001                2002             2001
-------------------------------------------------------------------------------------------------------------------

Number of loans originated                        888             978               2,417            2,407

 Revenue:
   Loan origination fees                       $1,557          $1,522            $  4,199         $  3,835
   Sale of loans                                2,261           1,977               8,517            7,723
   Other                                        1,952           1,790               5,384            4,762
-------------------------------------------------------------------------------------------------------------------

Total revenue                                   5,770           5,289              18,100           16,320
-------------------------------------------------------------------------------------------------------------------

General and administrative expenses             2,056           2,044               5,648            5,716
-------------------------------------------------------------------------------------------------------------------

Operating income                               $3,714          $3,245             $12,452          $10,604
-------------------------------------------------------------------------------------------------------------------

         Financial services consist primarily of originating mortgages for our home buyers, processing and selling these mortgages and the related servicing rights on the secondary market, and providing title services.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         TOTAL REVENUE. Total revenue for the three months ended September 30, 2002 was $5.8 million, a 9% increase from the $5.3 million recorded for the comparable period of 2001. Loan origination fees increased 2% from $1.5 million for the three months ended September 30, 2001 to $1.6 for the three months ended September 30, 2002. This increase was due to an increase in average loan amount.

         Revenue from the sale of loans increased 14% from $2.0 million for the three months ended
September 30, 2001 to $2.3 million for the three months ended September 30, 2002. The increase was due to an increase in the average loan amount and a falling interest rate market.

         Revenue from other sources increased 9% to $2.0 million for the three months ended September 30, 2002 compared to $1.8 million for the three months ended September 30, 2001. This was due to better terms negotiated with investors for closing fees on the sale of loans.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2002 remained fairly consistent with prior years third quarter at $2.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         TOTAL REVENUE. Total revenue for the nine months ended September 30, 2002 was $18.1 million, an 11% increase from the $16.3 million recorded for the comparable period of 2001. Loan origination fees increased 9% from $3.8 million for the nine months ended September 30, 2001 to $4.2 million for the nine months ended September 30, 2002. This increase was due to an increase in the average loan amount.

          Revenue from the sale of loans increased 10% from $7.7 million for the nine months ended
September 30, 2001 to $8.5 million for the nine months ended September 30, 2002. This was due to an increase in the average loan amount and a falling interest rate market.

         Revenue from other sources increased 13% from $4.8 million for the nine months ended
September 30, 2001 to $5.4 million for the nine months ended September 30, 2002. This was due to increased earnings from title services as a result of the increase in the number of Homes Delivered.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2002 were $5.6 million, a 1% decrease from the comparable period of the prior year. This decrease was a result of various general and administrative expenses decreasing as a result of improved cost controls.


OTHER OPERATING RESULTS

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses for the three months ended September 30, 2002 increased to $6.4 million from $6.0 million for the comparable period in the prior year. As a percentage of total revenue, corporate general and administrative expenses for the three months ended September 30, 2002 increased to 2.5% from 2.2% for the comparable period in the prior year. Corporate general and administrative expenses increased from $13.4 million, or 2.0% of total revenue for the nine months ended September 30, 2001 to $16.5 million, or 2.2% of total revenue, for the nine months ended September 30, 2002. The increase was partially due to an increase in insurance expense and an increase in incentive compensation as a result of an increase in profitability.

         INTEREST EXPENSE. Corporate and homebuilding interest expense for the three and nine months ended September 30, 2002 decreased to $2.7 and $9.9 million, respectively, from $4.3 and $10.9 million recorded for the comparable periods of the prior year. Interest expense was lower in the current year due to a decrease in bank borrowings.

         INCOME TAXES. The effective tax rate for both the three and nine months ended September 30, 2002 was 38.0% compared to 38.0% and 38.2%, respectively, for these periods in 2001. The slight decrease for the nine months was primarily attributable to lower state taxes as a percentage of revenue.


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

         NOTES PAYABLE BANKS. At September 30, 2002, we had bank borrowings outstanding of $45 million under our Bank Credit Facility. The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million or our borrowing base. The Bank Credit Facility matures in March 2006.

         We also had $29 million outstanding at September 30, 2002 under the M/I Financial loan agreement, which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The loan agreement terminates in May 2003.

         At September 30, 2002, we had the right to borrow up to $345 million under our credit facilities, including $30 million under the M/I Financial loan agreement. We had approximately $258 million of unused borrowing availability under our credit facilities and approximately $52 million of completion bonds and letters of credit outstanding at September 30, 2002.

         SUBORDINATED NOTES. At September 30, 2002, there was outstanding $50 million of Senior Subordinated Notes. The notes bear interest at a fixed rate and mature in August 2006.

         MORTGAGE NOTES PAYABLE. At September 30, 2002, mortgage notes payable outstanding were approximately $13 million, secured by an office building, lots and land with a recorded book value of approximately $16 million.

         LAND AND LAND DEVELOPMENT. Single-family lots, land and land development costs decreased slightly from December 31, 2001 to September 30, 2002. We continue to purchase some lots from outside developers under contracts. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

         PURCHASE OF TREASURY SHARES. We are authorized to repurchase up to 4 million shares (as adjusted for the 2-for-1 stock split) of our outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. As of September 30, 2002, we had purchased a total of 3.1 million shares at an average price of $9. No shares were purchased during the first nine months of 2002.

INTEREST RATES AND INFLATION

         Our business is significantly affected by general economic conditions of the United States of America and, particularly, by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. The weighted average interest rate for our outstanding debt for the nine months ended September 30, 2002 and 2001 was 8.6% and 8.5%, respectively.

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

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates, which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. At September 30, 2002, the notional principal amount under these loan commitments was approximately $166 million and the related fair value was a gain of approximately $2.1 million.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At September 30, 2002, the notional principal amount under these forward sales agreements was approximately $163 million and the related fair value of these agreements was a loss of approximately $1.7 million. The hedging agreements outstanding at September 30, 2002 mature within 90-120 days. These agreements are recorded at fair value on the balance sheet and any gains or losses are recorded in revenue. We recorded fair value gains of $1.0 million and $0.6 million for the nine months ended September 30, 2002 and September 30, 2001, respectively, related to loan commitments, forward sales of mortgage-backed securities and interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures:

         The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. Their evaluation concluded that the disclosure controls and procedures are effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them.

B. Changes in Internal Controls:

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -  none.
--------------------------

Item 2. Changes in Securities and Use of Proceeds - none.
-------------------------------------------------
Item 3. Defaults upon Senior Securities - none.
-----------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders - none.
-----------------------------------------------------------

Item 5.  Other Information - none.
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

         The exhibits required to be filed herewith are set forth below. No reports were filed on Form 8-K for the quarter for which this report is filed.

Exhibit
Number                            Description
------                            -----------
10.1 Amendment Number 1 to the M/I Schottenstein Homes, Inc. 401(k) Profit Sharing Plan for the Economic Growth and Tax Relief Reconciliation Act of 2001 dated November 12, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     M/I Schottenstein Homes, Inc.
                                     -------------------------------------------
                                                   (Registrant)


Date:    November 13, 2002           by:      /s/ Robert H. Schottenstein
                                              ----------------------------------
                                              Robert H. Schottenstein
                                              President and Director




Date:    November 13, 2002           by:      /s/ John A. Wilt
                                              ----------------------------------
                                              John A. Wilt
                                              Corporate Controller
                                              (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Irving E. Schottenstein certify that:

1. I have reviewed this quarterly report on Form 10-Q of M/I Schottenstein Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002          /s/ Irving E. Schottenstein
                                  ----------------------------------------------
                                  Irving E. Schottenstein
                                  Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Phillip G. Creek certify that:

1. I have reviewed this quarterly report on Form 10-Q of M/I Schottenstein Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002             /s/ Phillip G. Creek
                                    --------------------------------------------
                                    Phillip G. Creek
                                    Senior Vice President, Chief Financial
                                      Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION                                     PAGE NO.

10.1 Amendment Number 1 to the M/I Schottenstein Homes, Inc. 401(k) Profit Sharing Plan for the Economic Growth and Tax Relief
     Reconciliation Act of 2001 dated November 12, 2002.


99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.