Form 10-K
period 2002-12-31
M I SCHOTTENSTEIN HOMES INC
filed 2003-03-31
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File No. 1-12434

                          M/I SCHOTTENSTEIN HOMES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                     31-1210837
     --------------------------------                  --------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                            3 Easton Oval, Suite 500
                              Columbus, Ohio 43219
                              ---------------------
               (Address of principal executive offices)(zip code)
       Registrant's telephone number, including area code: (614) 418-8000

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

                                      None
                          -----------------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes  X  No    .
                                           ---    ---

         As of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant (11,216,596 shares) was approximately $422,640,000. The number of shares of common stock of M/I Schottenstein Homes, Inc. outstanding on February 26, 2003 was 14,497,371.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2002 (Part I, II and IV) Portions of the registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A (Part III)

                                     PART I

ITEM 1.  BUSINESS

COMPANY

         M/I Schottenstein Homes, Inc. and subsidiaries ("the Company") is one of the nation's leading homebuilders. In 2001, the latest year for which information is available, we were the 18th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. We sell and construct single-family homes to the first-time, move-up, empty-nester, and luxury buyer under the M/I Homes and Showcase Homes trade names. In 2002, our average sales price was $238,000. During the year ended December 31, 2002, we delivered 4,140 homes and had revenues of $1.0 billion and net income of $66.6 million, the highest in our history.

         Our homes are sold in ten geographic markets including Columbus and Cincinnati, Ohio; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; and the Virginia and Maryland suburbs of Washington, D.C. We are the leading homebuilder in the Columbus, Ohio market, based on revenue, and have been the number one builder of single-family detached homes in this market for each of the last fourteen years. In addition, we are currently one of the top ten homebuilders in several of our other markets and believe we are well positioned to further penetrate these markets. Our growth strategy primarily targets increasing our market position in the selected markets in which we currently operate. With respect to geographical diversification, we have expanded into new markets by opening new divisions rather than through acquisitions.

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

         Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, with more than 98% of consolidated revenues in fiscal 2000, 2001 and 2002. The homebuilding operations segment generates the majority of its revenues from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets for each of our reporting segments is included in the consolidated financial statements.

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

         Superior locations. Our success is largely dependent on the quality of our subdivision locations; therefore, we focus on locating and controlling land in the most desirable areas of our markets. We are conservative in our land acquisition policy by limiting acquisitions to land that is already zoned and serviceable by utilities. We seek to control a three- to four-year supply of land. We believe our expertise in developing land gives us a competitive advantage in controlling attractive locations at competitive costs, and, as a result, we have developed 72% of our communities as of December 31, 2002. At December 31, 2002, we owned 8,593 lots and controlled an additional 9,171 lots pursuant to contracts.

         Maintain or increase market position in select markets. As the leading builder of single-family, detached homes in the Columbus market, we seek to maintain our leading position by continuing to provide high-quality homes and superior customer service. We also believe there are significant opportunities to profitably expand in certain of our existing markets, namely Columbus, Indianapolis, Tampa, Orlando and Charlotte. While our primary growth strategy will focus on increasing our market position in these five markets, we may, on an opportunistic basis, explore expansion into new markets through organic growth or acquisition.

         Provide superior customer service. Our overriding philosophy is to provide superior customer service to our homeowners. We involve the homeowner in virtually every phase of the building process from sale through construction, financing and closing, and service after delivery. Our selling process focuses on the homes' features, benefits, quality and design as opposed to merely price and square footage. In certain markets, we utilize design centers to allow buyers to visualize options and get assistance with choices. This enhances the selling process and increases the sale of optional features that typically carry higher margins. As a result, based on the responses to our customer questionnaire, for the twelfth year in a row, more than 95% of our customers would recommend us to a potential buyer.

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

SALES AND MARKETING

         We market and sell our homes exclusively under the M/I Homes trade name in all markets except Columbus where a limited number of our homes are also marketed under the Showcase Homes trade name. Company-employed sales personnel conduct home sales from on-site sales offices within our furnished model homes. Each sales consultant is trained and prepared to fully explain the features and benefits of our homes, to determine which home best suits each customer's needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. We currently employ 160 sales consultants and operate approximately 180 model homes.

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

         One way that we enhance the selling process is by operating design centers in the Cincinnati, Columbus, Tampa and Indianapolis markets. We will also be opening a design center in our Orlando market in 2003 and we are considering opening additional design centers in certain other markets. These design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors, standard options and upgrades. In our other markets, this selection process is handled directly by our sales consultants. We also add to the selling process by offering financing to our customers through our wholly owned subsidiary, M/I Financial, which has branches in all of our markets except Virginia and Maryland. M/I Financial originates loans for purchasers of our homes. The loans are then sold, along with the servicing rights, to outside mortgage lenders. Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities.

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

         Our inspection and warranty programs further enhance our sales and marketing efforts. Immediately prior to closing and again three months after a home is delivered, we inspect each home with the customer. We may also provide a 1-year drywall inspection. We offer a 2-year limited warranty on materials and workmanship and a 30-year limited warranty against major structural defects. To increase the value of these warranties, both are transferable in the event of the sale of the home. We also pass along to our customers all warranties provided by the manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 1.0% of total costs and expenses for each of the years ended December 31, 2002, 2001 and 2000.

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

         The construction of each home is supervised by a construction supervisor who reports to a production manager, both of whom are employees of M/I Homes. Customers are introduced to their construction supervisor prior to commencement of home construction at a pre-construction "buyer/builder conference." The purpose of this conference is to review the home plans and all relevant construction details with the customer and to explain the construction process and schedule. Every customer is given a hard hat at the conference as an open invitation to visit the site of his or her home at any time during the course of construction. We want customers to be involved in order to understand the construction of their home and see the quality being built into their home. All of this is part of our exclusive "confidence builder program" which, consistent with our business philosophy, is designed to "put the customer first" and enhance the total homebuying experience.

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


         Columbus is the capital of Ohio, with federal, state and local governments providing significant and stable employment. Columbus is also the home of The Ohio State University, one of the largest universities in the world. Columbus continues to be a stable market with diverse economic and employment bases and strong permit activity in 2002. Since 1994, we have had three separate operating divisions in Columbus. We have been the dominant builder in Columbus for fourteen years, based on revenues, and our market share has exceeded 20% during each of the last eight years.

         Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger, the University of Cincinnati and General Electric. In addition, Cincinnati has a vibrant financial services industry. We continue to expand our Horizon product line in this market and focus on more affordable communities.

         Indianapolis is a growth market noted for its diverse industrial structure and relatively young population. Significant industries include health and pharmaceutical, distribution and services. Single-family housing permits reached nearly 13,500 in 2002.

         Tampa's housing market is strong, buoyed by financial and other back-office operations, tourism and conventions. In-migration remains steady as a result of on-going business expansions and relocations. Single-family housing permits reached nearly 17,000 in 2002.

         Orlando's economy continues to be stable and offer significant growth potential. Predominant industries include tourism, high-tech and manufacturing. Single-family permits reached nearly 17,000 in 2002.

         Palm Beach County is one of the more affluent markets in the United States. Job gains in 2002 were led by the construction, retail, tourism and service sectors. Housing activity continued to be stable in 2002 with over 8,000 single-family permits.

         Charlotte is home to firms in the banking industry, as well as a growing presence of corporate headquarters and high-tech companies. The demographics continue to support long-term growth with strong in-migration and an educated workforce. In 2002, construction activity continued to be steady with over 17,000 single-family permits.

         The Raleigh market continues to be strong with state government, the Research Triangle Park and three major universities contributing to its significant and stable employment base. Job growth continued in 2002 and single-family permits exceeded 13,500.

         The Washington, D.C. metro economy continues to be favorable with major contributions from the construction, technology and government sectors. Housing activity continues to be robust, with over 27,000 single-family permits issued in 2002. Our operations are located primarily in Fairfax, Prince William and Loudoun counties in Virginia and Frederick and Montgomery counties in Maryland.


PRODUCT LINES

         On a regional basis, we offer homes ranging in base sales price from approximately $90,000 to $880,000 and ranging in square footage from approximately 1,100 to 4,200 square feet. There are more than 400 different floor plans and elevations across all product lines. In addition, we offer a line of attached townhomes exclusively in the Maryland and Virginia markets that with approximately 2,000 square feet of living space. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our customers and we have been very successful in this area.

         In each of our home lines, certain options are available to the purchaser for an additional charge. Major options include fireplaces, additional bathrooms and higher quality flooring, cabinets and appliances. The options are typically more numerous and significant on more expensive homes.


LAND DEVELOPMENT ACTIVITIES

         Our land development activities and land holdings have increased in the past few years. We continue to purchase lots from outside developers under option contracts, when possible, to limit our risk; however, we constantly evaluate other alternatives to satisfy the need for lots in the most cost effective manner. We develop ground internally when we can gain a competitive advantage by doing so or when shortages of qualified land developers make it impractical to purchase required lots from outside sources. At the present time, approximately 85% of our lots are internally developed. We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to four years. Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have, on a very select basis, developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

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

          From time to time we enter into land joint ventures. At December 31, 2002, we had interests varying from 33% to 50% in each of 25 joint ventures (all located in Columbus, Ohio) and limited liability companies ("LLCs"). These joint ventures and LLCs develop raw ground into lots and, typically, we receive our percentage interest in the form of a distribution of developed lots. These joint ventures and LLCs are equity financed except where seller financing is available on attractive terms.

          During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2002, $34.6 million of completion bonds were outstanding for these purposes, as well as $6.2 million of letters of credit.

AVAILABLE LOTS AND LAND

          We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes. At December 31, 2002, we had 3,129 developed lots and 924 lots under development in inventory. We also owned raw land expected to be developed into approximately 3,229 lots.

         In addition, at December 31, 2002, our interest in lots held by joint ventures and LLCs consisted of 92 lots under development, and raw land zoned for 1,219 lots. It is anticipated that some of the lots owned will be sold to others.

         At December 31, 2002, we had purchase contracts to acquire 2,223 developed lots and land to be developed into approximately 6,948 lots, for a total of 9,171 lots, with an aggregate current purchase price of approximately $193 million. Purchase of these properties is contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval, completion of development and availability of building permits.

         The following table sets forth our land position in lots (including our interest in joint ventures and LLCs) at December 31, 2002:

                                                           Owned Lots
                                       ------------------------------------------------
                                                        Under         To Be       Total    Lots under
                State                   Developed    Development    Developed     Owned     Contract      Total
         ------------------------------------------------------------------------------------------------------
         Ohio and Indiana                 2,207          631         3,625       6,463       5,430      11,893

         Florida                            416          119           510       1,045       2,807       3,852

         North Carolina, Virginia,
            Maryland and Phoenix            506          266           313       1,085         934       2,019
         -----------------------------------------------------------------------------------------------------

         Total                            3,129        1,016         4,448       8,593       9,171      17,764
         =====================================================================================================


FINANCIAL SERVICES

         Through our wholly-owned subsidiary, M/I Financial, we offer fixed and adjustable rate mortgage loans to buyers of our homes. M/I Financial has branches in all of our housing markets, with the exception of Virginia and Maryland. Of the 3,898 Homes Delivered in 2002 in the markets in which M/I Financial operates, M/I Financial provided financing for 3,388 of these homes representing approximately $632.6 million of mortgage loans originated. M/I Financial issues commitments to customers and closes both conventional and government-insured loans in its own name. Loan commitments that relate to the origination of mortgage loans that will be held for resale are considered derivative instruments. To minimize the risk of financing activities, M/I Financial sells the loans it originates to the secondary market which provides the funding within several days. We retain a small servicing portfolio which is currently sub-serviced by a financial institution.

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

         Additionally, we hedge the interest rate risk relative to unclosed loans by purchasing commitments from outside investors to acquire the loans at the interest rate at which the loan will be closed. The cost, if any, of these purchase commitments is recorded as an asset and is expensed as loans are closed under the related commitments. Any remaining unused balance is expensed when the commitment expires or earlier, if we determine that we will be unable to use the entire commitment prior to its expiration date. At December 31, 2002, we had approximately $36.6 million of commitments to deliver mortgage loans to outside investors.

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

EMPLOYEES

         At March 25, 2003, we employed 946 people (including part-time employees), of which 276 were employed in sales, 422 in construction and 248 in management, administrative and clerical positions. We consider our employee relations to be very good. No employees are represented by a collective bargaining agreement.

ACCESS TO SEC FILINGS THROUGH M/I SCHOTTENSTEIN HOMES, INC. WEBSITE

         We maintain a corporate website at www.mihomes.com. We make available free of charge on or through the website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the Securities and Exchange Commission. The contents of our website are not part of this report.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2002, no matters were submitted to a vote of security holders.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2002.


ITEM 6.    SELECTED FINANCIAL DATA

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2002.


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2002.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference from our Annual Report to Shareholders for the year ended December 31, 2002.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants during each of the two years ended December 31, 2002 and 2001.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all error and all fraud.

         Since the date of our evaluation to the filing date of this Annual Report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements.  The following financial statements of
         M/I Schottenstein Homes, Inc. and its subsidiaries have been incorporated herein by reference as set forth in Item 8 of Part II of this Annual Report on Form 10-K:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2002 and 2001

         Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.                                                                         Page
                                                                                                                ----
         Independent Auditors' Report on Financial Statement Schedules...................................      20

         For the Years ended December 31, 2002, 2001 and 2000:
            Schedule II - Valuation and Qualifying Accounts .............................................      21

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


Exhibit Number                                 Description
--------------           ------------------------------------------------------

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


   10.2                    Amendment Number 1 to the M/I Schottenstein Homes,
                           Inc. 401(k) Profit Sharing Plan for the Economic
                           Growth and Tax Relief Reconciliation Act of 2001 dated November 12, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September
                           30, 2002.


   10.3                    Credit Agreement by and among M/I Schottenstein
                           Homes, Inc., as borrower; Bank One, NA, as agent for the banks; The Huntington National Bank, as documentation agent; U.S. Bank, N.A., National City
                           Bank, AMSouth Bank, and Suntrust Bank, as co-agents;
                           Bank One NA, The Huntington National Bank, U.S. Bank,
                           N.A., National City Bank, AMSouth Bank, Suntrust
                           Bank, Comerica Bank, Fifth Third Bank, Central Ohio,
                           PNC Bank, National Association, Washington Mutual
                           Bank, FA, Fleet National Bank and Guaranty Bank, as banks; and Banc One Capital Markets, Inc., as lead arranger and sole book runner dated March 6, 2002, hereby incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


   10.4                    Promissory Note by and among the Company, M/I
                           Financial Corp. and Bank One, Columbus, N.A., dated
                           November 5, 1993, hereby incorporated by reference to
                           Exhibit 19(d) of the Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 1993.

Exhibit Number                                Description
--------------           ------------------------------------------------------
   10.5                    Revolving Credit Agreement by and among M/I
                           Financial Corp., the Company and Guaranty Bank dated
                           May 3, 2001, hereby incorporated by reference to
                           Exhibit 10.1 of the Company's Quarterly Report on
                           Form 10-Q for the quarter ended March 31, 2001.


   10.6 First Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty
                           Bank dated May 2, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended March 31, 2002.


   10.7                    M/I Schottenstein Homes, Inc. 1993 Stock Incentive
                           Plan As Amended, dated April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


   10.8                    First Amendment to M/I Schottenstein Homes, Inc.
                           1993 Stock Incentive Plan As Amended, dated August
                           11, 1999, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


   10.9                    Second Amendment to the Company's 1993 Stock
                           Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.


   10.10 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9,
                           1994, hereby incorporated by reference to Exhibit
                           10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


   10.11 Amendment to Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated
                           November 14, 2001, hereby incorporated by reference to Exhibit 10.8 of the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 2001.


   10.12 Company's 2001 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


   10.13 Company's 2001 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


   10.14 Company's 2001 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Exhibit Number                                 Description
--------------           ------------------------------------------------------

    10.15 Company's 2001 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


    10.16 Company's 2002 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


    10.17 Company's 2002 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


    10.18 Company's 2002 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


    10.19 Company's 2002 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


    10.20                  Investment Home Compensation Plan dated September 1,
                           1995, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


    10.21                  Credit Agreement between the Company and BankBoston,
                           N.A., the other parties which may become lenders and BankBoston, N.A., as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


    10.22                  First Amendment to Credit Agreement by and among M/I
                           Schottenstein Homes, Inc., Fleet National Bank
                           (formerly known as BankBoston, N.A.), Highland Legacy
                           Limited and Fleet National Bank, as agent, dated
                           September 15, 2000, hereby incorporated by reference to Exhibit 10.19 of the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 2001.


    10.23                  Second Amendment to Credit Agreement by and among
                           M/I Schottenstein Homes, Inc., Fleet National Bank
                           (formerly known as BankBoston, N.A.), Bankers Trust
                           Company and Fleet National Bank, as agent, dated
                           March 6, 2002, hereby incorporated by reference to
                           Exhibit 10.19 of the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 2001.

Exhibit Number                                Description
--------------           ------------------------------------------------------
    10.24                  Credit Agreement between M/I Schottenstein Homes,
                           Inc. and Fleet National Bank, Bankers Trust Company,
                           and other parties which may become lenders and Fleet
                           National Bank, as agent and Fleet Securities, Inc.
                           dated September 28, 2001, hereby incorporated by
                           reference to Exhibit 10.1 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September
                           30, 2001.


    10.25 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


    10.26                  First Amendment to M/I Schottenstein Homes, Inc.
                           Director Deferred Compensation Plan, dated February
                           16, 1999, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


    10.27                  Second Amendment to M/I Schottenstein Homes, Inc.
                           Director Deferred Compensation Plan, dated July 1,
                           2001. (Filed herewith).


    10.28                  Amended and Restated M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan, dated April
                           18, 2001, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


    10.29                  First Amendment to M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan, dated July 1,
                           2001. (Filed herewith).


    10.30                  Second Amendment to M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan dated June 19,
                           2002, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.


    10.31 Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein, as Trustee of the Robert H.
                           Schottenstein 1996 Insurance Trust, dated September
                           24, 1997, hereby incorporated by reference to Exhibit
                           10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


    10.32 Collateral Assignment Split-Dollar Agreement by and among the Company and Steven Schottenstein, and Irving E. Schottenstein, as Trustee of the Steven
                           Schottenstein 1994 Trust, dated September 24, 1997, hereby incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


    10.33                  M/I Schottenstein Homes, Inc. Executive Officer
                           Compensation Plan, hereby incorporated by reference to the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

Exhibit Number                                Description
--------------           ------------------------------------------------------
    11                     Earnings Per Share Calculations. (Filed herewith.)


    13                     Annual Report to Shareholders for the year ended
                           December 31, 2002. (Filed herewith.)


    21                     Subsidiaries of Company. (Filed herewith.)


    23                     Consent of Deloitte & Touche LLP. (Filed herewith.)


    24                     Powers of Attorney. (Filed herewith.)


    99.1                   Certification by Irving E. Schottenstein, Chief
                           Executive Officer, pursuant to 10 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


    99.2                   Certification by Phillip G. Creek, Chief Financial
                           Officer, pursuant to 10 U.S.C. Section 1350 as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


(b)    Reports on Form 8-K

       No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)    See Item 15(a)(3).

(d)    Financial Statement Schedule - See Item 15(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 31st day of March 2003.

                                          M/I SCHOTTENSTEIN HOMES, INC.
                                             (Registrant)

                                          By:  /s/ ROBERT H. SCHOTTENSTEIN
                                              ------------------------------
                                             Robert H. Schottenstein
                                             President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March 2003.

                NAME AND TITLE                                            NAME AND TITLE
                --------------                                            --------------

IRVING E. SCHOTTENSTEIN*                                          /s/ ROBERT H. SCHOTTENSTEIN
-----------------------------------------                         --------------------------------------------
Irving E. Schottenstein                                           Robert H. Schottenstein
Chairman of the Board and                                         President and Director
Chief Executive Officer
(Principal Executive Officer)

STEVEN SCHOTTENSTEIN*                                             /s/ PHILLIP G. CREEK
-----------------------------------------                         --------------------------------------------
Steven Schottenstein                                              Phillip G. Creek
Chief Operating Officer and Director                              Senior Vice President, Treasurer,
                                                                  Chief Financial Officer, Director and
                                                                  (Principal Financial and Accounting Officer)


FRIEDRICH K.M. BOHM*                                              JEFFREY H. MIRO*
-----------------------------------------                         --------------------------------------------
Friedrich K. M. Bohm                                              Jeffrey H. Miro
Director                                                          Director

LEWIS R. SMOOT, SR.*                                              NORMAN L. TRAEGER*
-----------------------------------------                         --------------------------------------------
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

                           By: /s/ ROBERT H. SCHOTTENSTEIN
                               -------------------------------------------
                                Robert H. Schottenstein, Attorney-in-Fact


                           By: /s/ PHILLIP G. CREEK
                               -------------------------------------------
                                Phillip G. Creek, Attorney-in-Fact

                                 CERTIFICATIONS

I, Irving E. Schottenstein certify that:

1. I have reviewed this annual report on Form 10-K of M/I Schottenstein Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  March 31, 2003                 /s/ Irving E. Schottenstein
                                      --------------------------------------
                                      Irving E. Schottenstein
                                      Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Phillip G. Creek certify that:

1. I have reviewed this annual report on Form 10-K of M/I Schottenstein Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  March 31, 2003               /s/ Phillip G. Creek
                                    ----------------------------------------
                                    Phillip G. Creek
                                    Senior Vice President, Chief Financial
                                      Officer and Treasurer

INDEPENDENT AUDITORS' REPORT



To the Shareholders and Directors of
M/I Schottenstein Homes, Inc.
Columbus, Ohio

We have audited the consolidated financial statements of M/I Schottenstein Homes, Inc. and its subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 14, 2003; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of M/I Schottenstein Homes, Inc. and its subsidiaries, listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-----------------------------
Deloitte & Touche LLP

Columbus, Ohio
February 14, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                   Balance at        Charged to                         Balance at
                                                    Beginning         Costs and                           End of
Description                                          of Year          Expenses        Deductions (1)       Year
-----------                                          -------          --------        ----------           ----

Valuation allowance deducted from asset account - single-family lots, land and land development costs:

         Year ended
           December 31, 2002                       $ 9,750,000       $ 2,010,000      $ 2,760,000       $ 9,000,000
                                                   ===========       ===========      ===========       ===========

         Year ended
           December 31, 2001                       $ 7,500,000       $ 3,432,000      $ 1,182,000       $ 9,750,000
                                                   ===========       ===========      ===========       ===========

         Year ended
           December 31, 2000                       $ 6,967,000       $ 1,322,000      $   789,000       $ 7,500,000
                                                   ===========       ===========      ===========       ===========



(1) Represents write-downs of investment in single-family lots, land and land development costs.

                                  EXHIBIT INDEX

Exhibit Number                                        Description                                       Page No.
--------------           ----------------------------------------------------------------------      --------------
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


   10.2                    Amendment Number 1 to the M/I Schottenstein Homes,
                           Inc. 401(k) Profit Sharing Plan for the Economic
                           Growth and Tax Relief Reconciliation Act of 2001 dated November 12, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September
                           30, 2002.


   10.3                    Credit Agreement by and among M/I Schottenstein
                           Homes, Inc., as borrower; Bank One, NA, as agent for the banks; The Huntington National Bank, as documentation agent; U.S. Bank, N.A., National City
                           Bank, AMSouth Bank, and Suntrust Bank, as co-agents;
                           Bank One NA, The Huntington National Bank, U.S. Bank,
                           N.A., National City Bank, AMSouth Bank, Suntrust
                           Bank, Comerica Bank, Fifth Third Bank, Central Ohio,
                           PNC Bank, National Association, Washington Mutual
                           Bank, FA, Fleet National Bank and Guaranty Bank, as banks; and Banc One Capital Markets, Inc., as lead arranger and sole book runner dated March 6, 2002, hereby incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      --------------
    10.4                   Promissory Note by and among the Company, M/I Financial
                           Corp. and Bank One, Columbus, N.A., dated November 5,
                           1993, hereby incorporated by reference to Exhibit
                           19(d) of the Company's Quarterly Report on Form 10-Q
                           for the quarter ended September 30, 1993.


    10.5                   Revolving Credit Agreement by and among M/I Financial
                           Corp., the Company and Guaranty Bank dated May 3,
                           2001, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


    10.6 First Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty
                           Bank dated May 2, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended March 31, 2002.


    10.7                   M/I Schottenstein  Homes, Inc. 1993 Stock Incentive
                           Plan As Amended, dated April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


    10.8                   First Amendment to M/I Schottenstein Homes, Inc. 1993
                           Stock Incentive Plan As Amended, dated August 11,
                           1999, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


    10.9                   Second Amendment to the Company's 1993 Stock
                           Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.


    10.10 Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9,
                           1994, hereby incorporated by reference to Exhibit
                           10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.


    10.11 Amendment to Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated
                           November 14, 2001, hereby incorporated by reference to Exhibit 10.8 of the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 2001.


    10.12 Company's 2001 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      --------------
    10.13                  Company's 2001 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended March 31,
                           2001.


    10.14 Company's 2001 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


    10.15 Company's 2001 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


    10.16 Company's 2002 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


    10.17 Company's 2002 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


    10.18 Company's 2002 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


    10.19 Company's 2002 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


    10.20                  Investment Home Compensation Plan dated September 1,
                           1995, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


    10.21                  Credit Agreement between the Company and BankBoston,
                           N.A., the other parties which may become lenders and BankBoston, N.A., as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      --------------

    10.22                  First Amendment to Credit Agreement by and among M/I
                           Schottenstein Homes, Inc., Fleet National Bank
                           (formerly known as BankBoston, N.A.), Highland Legacy
                           Limited and Fleet National Bank, as agent, dated
                           September 15, 2000, hereby incorporated by reference to Exhibit 10.19 of the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 2001.


    10.23                  Second Amendment to Credit Agreement by and among M/I
                           Schottenstein Homes, Inc., Fleet National Bank
                           (formerly known as BankBoston, N.A.), Bankers Trust
                           Company and Fleet National Bank, as agent, dated
                           March 6, 2002, hereby incorporated by reference to
                           Exhibit 10.19 of the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 2001.


    10.24                  Credit Agreement between M/I Schottenstein Homes,
                           Inc. and Fleet National Bank, Bankers Trust Company, and other parties which may become lenders and Fleet
                           National Bank, as agent and Fleet Securities, Inc.
                           dated September 28, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September
                           30, 2001.


    10.25 Company's Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


    10.26                  First Amendment to M/I Schottenstein Homes, Inc.
                           Director Deferred Compensation Plan, dated February
                           16, 1999, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


    10.27                  Second Amendment to M/I Schottenstein Homes, Inc.
                           Director Deferred Compensation Plan, dated July 1,
                           2001. (Filed herewith).


    10.28                  Amended and Restated M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan, dated April
                           18, 2001, hereby incorporated by reference to Exhibit
                           10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


    10.29                  First Amendment to M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan, dated July 1,
                           2001. (Filed herewith).


    10.30                  Second Amendment to M/I Schottenstein Homes, Inc.
                           Executives' Deferred Compensation Plan dated June 19,
                           2002, hereby incorporated by reference to Exhibit
                           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      --------------
    10.31                  Collateral Assignment Split-Dollar Agreement by and
                           among the Company and Robert H. Schottenstein, and
                           Janice K. Schottenstein, as Trustee of the Robert H.
                           Schottenstein 1996 Insurance Trust, dated September
                           24, 1997, hereby incorporated by reference to Exhibit
                           10.28 of the Company's Annual Report on Form 10-K for
                           the year ended December 31, 1997.


    10.32                  Collateral Assignment Split-Dollar Agreement by and among the
                           Company and Steven Schottenstein, and Irving E.
                           Schottenstein, as Trustee of the Steven Schottenstein
                           1994 Trust, dated September 24, 1997, hereby
                           incorporated by reference to Exhibit 10.29 of the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 1997.


    10.33                  M/I Schottenstein Homes, Inc. Executive Officer
                           Compensation Plan, hereby incorporated by reference to the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


    11                     Earnings Per Share Calculations. (Filed herewith.)


    13                     Annual Report to Shareholders for the year ended
                           December 31, 2002. (Filed herewith.)


    21                     Subsidiaries of Company.  (Filed herewith.)


    23                     Consent of Deloitte & Touche LLP.  (Filed herewith.)


    24                     Powers of Attorney.  (Filed herewith.)


    99.1                   Certification by Irving E. Schottenstein, Chief
                           Executive Officer, pursuant to 10 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit Number                                       Description                                       Page No.
--------------           ----------------------------------------------------------------------      --------------
    99.2                   Certification by Phillip G. Creek, Chief Financial
                           Officer, pursuant to 10 U.S.C. Section 1350 as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002. A signed original of this written
                           statement required by Section 906 has been provided
                           to M/I Schottenstein Homes, Inc. and will be retained
                           by M/I Schottenstein Homes, Inc. and furnished to the
                           Securities and Exchange Commission or its staff upon
                           request.