Form 10-Q
period 2003-03-31
M I SCHOTTENSTEIN HOMES INC
filed 2003-05-15
CIK 799292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2003
                                         --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              YES  X    NO
                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01 per share: 14,340,303 shares
                          outstanding as of May 7, 2003

                          M/I SCHOTTENSTEIN HOMES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I.        FINANCIAL INFORMATION                                                                NUMBER

               Item 1.    M/I Schottenstein Homes, Inc. and  Subsidiaries
                          Condensed Consolidated Financial Statements

                          Condensed Consolidated Balance Sheets
                          March 31, 2003 (Unaudited) and December 31, 2002                             3

                          Unaudited Condensed Consolidated Statements of Income for the
                          Three Months Ended March 31, 2003 and 2002                                   4

                          Unaudited Condensed Consolidated Statement of Shareholders'
                          Equity for the Three Months Ended March 31, 2003                             5

                          Unaudited Condensed Consolidated Statements of Cash Flows for
                          the Three Months Ended March 31, 2003 and 2002                               6

                          Notes to Unaudited Condensed Consolidated Financial Statements               7

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                   12

               Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  20

               Item 4.    Controls and Procedures                                                     21


PART II.       OTHER INFORMATION

               Item 1.    Legal Proceedings                                                           21

               Item 2.    Changes in Securities and Use of Proceeds                                   21

               Item 3.    Defaults Upon Senior Securities                                             21

               Item 4.    Submission of Matters to a Vote of Security Holders                         21

               Item 5.    Other Information                                                           23

               Item 6.    Exhibits and Reports on Form 8-K                                            24

Signatures                                                                                            25

Certifications                                                                                        26

Exhibit Index                                                                                         28

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                MARCH 31,         December 31,
                                                                                                  2003                2002
(Dollars in thousands, except par values)                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------

ASSETS:

Cash                                                                                           $   7,055           $     953
Cash held in escrow                                                                                1,669                 381
Receivables                                                                                       48,198              56,159

Inventories:
     Single-family lots, land and land development costs                                         259,460             269,863
     Houses under construction                                                                   196,852             177,225
     Model homes and furnishings - at cost (less accumulated depreciation:
         March 31, 2003 - $75; December 31, 2002 - $66)                                            2,219               1,948
     Land purchase deposits                                                                        2,293               2,181
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
     March 31, 2003 - $8,345; December 31, 2002 - $7,798)                                         21,135              20,813
Investment in unconsolidated joint ventures and limited liability companies                       19,517              20,333
Other assets                                                                                      28,387              28,602
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                   $ 586,785           $ 578,458
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Accounts payable                                                                               $  65,386           $  58,187
Accrued compensation                                                                               7,313              23,213
Customer deposits                                                                                 18,819              17,089
Other liabilities                                                                                 51,091              48,782
Notes payable banks - homebuilding operations                                                     17,000                   -
Note payable bank - financial services operations                                                 19,700              28,800
Mortgage notes payable                                                                            12,616              12,658
Senior subordinated notes                                                                         50,000              50,000
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                241,925             238,729
-------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies
-------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding                        -                   -
Common stock - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares                176                 176
Additional paid-in capital                                                                        65,583              65,079
Retained earnings                                                                                324,474             306,970
Treasury stock - at cost - 3,290,620 and 2,834,704 shares, respectively,
     held in treasury at March 31, 2003 and December 31, 2002                                    (45,373)            (32,496)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                                       344,860             339,729
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 586,785           $ 578,458
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Unaudited Condensed Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                   2003                  2002
(In thousands, except per share amounts)                                        (UNAUDITED)           (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

Revenue                                                                         $209,009              $215,562

Costs and expenses:
     Land and housing                                                            152,345               161,628

     General and administrative                                                   11,795                10,726

     Selling                                                                      13,318                13,997
     Interest                                                                      2,250                 3,536
-----------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                         179,708               189,887
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                        29,301                25,675
------------------------------------------------------------------------------------------------------------------

Income taxes:
     Current                                                                       9,817                 9,707
     Deferred                                                                      1,610                    49
-----------------------------------------------------------------------------------------------------------------

Total income taxes                                                                11,427                 9,756
-----------------------------------------------------------------------------------------------------------------

Net income                                                                      $ 17,874              $ 15,919
-------------------------------------------------------------------------------------------------------------------

Net income per common share: (1)
     Basic                                                                      $   1.23              $   1.06
     Diluted                                                                    $   1.20              $   1.03
-----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding : (1)
     Basic                                                                        14,558                15,032
     Diluted                                                                      14,901                15,499
-----------------------------------------------------------------------------------------------------------------

See Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Shares outstanding and per share data for the prior period have been adjusted for the 2-for-1 stock split effective June 19, 2002.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


-------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED MARCH 31, 2003
                                                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                         Common Stock
                                                 --------------------------  Additional
(Dollars in thousands, except                      Shares                      Paid-In        Retained         Treasury
  per share amounts)                             Outstanding       Amount      Capital        Earnings           Stock
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                      14,791,419       $  176      $ 65,079       $ 306,970       $ (32,496)

   Net income                                              -            -             -          17,874               -

   Dividends to shareholders,
      $0.025 per common share                              -            -             -            (370)              -

   Income tax effect of stock options and
     executive deferred stock distributions                -            -           344               -               -

   Purchase of treasury shares                      (506,300)           -             -               -         (13,528)

    Stock options exercised                            7,700            -            (8)              -              93

    Deferral of executive and
     director stock                                        -            -           726               -               -

   Executive and director deferred
     stock distributions                              42,684            -          (558)              -             558
-------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2003                         14,335,503       $  176      $ 65,583       $ 324,474       $ (45,373)
-------------------------------------------------------------------------------------------------------------------------

See Notes to Unaudited Condensed Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                            2003           2002
(In thousands)                                                                          (UNAUDITED)     (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 17,874       $ 15,919
   Adjustments to reconcile net income to net cash provided by operating activities:
      Loss from property disposals                                                               -             19
      Depreciation                                                                             561            561
      Deferred income taxes                                                                  1,610             49
      Income tax benefit from stock transactions                                               344              -
      Increase in cash held in escrow                                                       (1,288)          (992)
      Decrease in receivables                                                                7,961          9,627
      Increase in inventories                                                               (6,437)        (3,392)
      Decrease (increase) in other assets                                                   (1,395)           414
      Increase in accounts payable                                                           7,199          4,326
      Increase in customer deposits                                                          1,730            915
      Decrease in other liabilities                                                        (12,865)       (12,823)
      Equity in undistributed income of unconsolidated joint ventures and
         limited liability companies                                                          (209)          (303)
--------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                                15,085         14,320
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         (874)           (36)
   Investment in unconsolidated joint ventures and limited liability companies              (2,404)        (2,703)
   Distributions from unconsolidated joint ventures and limited liability companies            250            285
--------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                       (3,028)        (2,454)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank borrowings - net of repayments                                         7,900        (11,600)
   Principal repayments of mortgage notes payable                                              (42)            22
   Dividends paid                                                                             (370)          (374)
   Proceeds from exercise of stock options and deferred stock                                   85          1,460
   Payments to acquire treasury shares                                                     (13,528)             -
--------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                       (5,955)       (10,492)
--------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                         6,102          1,374
Cash balance at beginning of period                                                            953          9,988
--------------------------------------------------------------------------------------------------------------------

Cash balance at end of period                                                             $  7,055       $ 11,362
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest - net of amount capitalized                                                $  2,259       $  3,779
      Income taxes                                                                        $  4,304       $  4,749

NON-CASH TRANSACTIONS DURING THE PERIOD:
   Distribution of single-family lots from unconsolidated joint ventures and
      limited liability companies                                                         $  3,179       $  2,824
   Deferral of executive and director stock                                               $    726       $    898
   Executive and director deferred stock distributions                                    $    558       $    469
--------------------------------------------------------------------------------------------------------------------

See Notes to Unaudited Condensed Consolidated Financial Statements.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") of M/I Schottenstein Homes, Inc. and its Subsidiaries ("the Company") and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The Financial Statements reflect the elimination of significant intercompany transactions. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying Financial Statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from those estimates and have a significant impact of the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to inventory valuation; property and equipment depreciation; valuation of derivative financial instruments; accounts payable on inventory; reserves for costs to complete, warranty, self-insurance on general liability, litigation, health care and workers' compensation, executive employment agreements, and financial services; income taxes, and contingencies. Other items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in the "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" contained within the Management's Discussion and Analysis of Financial Condition and Results of Operation.


NOTE 2.    STOCK-BASED COMPENSATION.

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principle Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                          THREE MONTHS ENDED MARCH 31,
(In thousands)                                                               2003              2002
------------------------------------------------------------------------------------------------------

Net income, as reported                                                   $   17,874       $   15,919
Deduct:  Total stock-based employee compensation
               expense determined under fair value based methods for
               all awards, net of related tax effects                         (1,308)          (1,034)
------------------------------------------------------------------------------------------------------
Pro forma net income                                                      $   16,566       $   14,885
------------------------------------------------------------------------------------------------------

Earnings per share:
   Basic - as reported                                                    $     1.23       $     1.06
   Basic - pro forma                                                      $     1.14       $      .99

   Diluted - as reported                                                  $     1.20       $     1.03
   Diluted - pro forma                                                    $     1.11       $      .96
------------------------------------------------------------------------------------------------------

NOTE 3.      IMPACT OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. The adoption of SFAS 145 has not had a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This statement eliminates the definition and requirements for recognition of exit costs as defined in Emerging Issues Task Force ("EITF") Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had a significant impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also includes more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and required additional disclosures for the year ended December 31, 2002. The application of the provisions of FIN 45 has not had a significant impact on the Company's financial condition or results of operations. The Company has provided the disclosure required by FIN 45 in Note 6.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The transition provisions and the disclosure requirements of this statement were effective for fiscal years ending after December 15, 2002. The Company will continue to apply the intrinsic value-based method to account for stock options and has complied with the new quarterly disclosure requirements, included in Note 2 for the period ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities"("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangement to determine whether any of its investments in joint ventures and limited liability companies should be consolidated VIEs within the context of FIN 46. FIN 46 requires certain disclosures with respect to VIEs in interim and annual financial statements if it is reasonably possible that an enterprise will consolidate or disclose information about VIEs under this interpretation. The Company has disclosed this information in Note 5. The provisions of FIN 46 may also apply to certain option contracts to acquire land. The Company believes that many of these investments in entities will not be consolidated and may not even fall within the provisions of FIN 46, but the Company may be required to make additional disclosures. The Company cannot make any definitive determination until June 2003 when it expects to complete its evaluation of such contracts. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company did not invest in any new VIEs during the three-month period ended March 31, 2003.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities for decisions made by the FASB as part of the Derivative Implementation Group. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has not completed its evaluation of SFAS 149 but does not believe it will have a material impact of the Company's financial condition or results of operations.


NOTE 4.      INTEREST

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to interest expense as the related inventory is delivered to a third party. The summary of total interest is as follows:

                                                            THREE MONTHS ENDED MARCH 31,
(In thousands)                                                 2003              2002
--------------------------------------------------------------------------------------------

Interest capitalized, beginning of period                   $11,475           $12,187
Interest incurred                                             2,673             3,727
Interest expensed                                            (2,250)           (3,536)
--------------------------------------------------------------------------------------------

Interest capitalized, end of period                         $11,898           $12,378
--------------------------------------------------------------------------------------------


NOTE 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES AND LIMITED LIABILITY COMPANIES

At March 31, 2003, the Company had interests varying from 33% to 50% in joint ventures and limited liability companies ("Company VIEs") that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. These interests are recorded using the equity method of accounting.

These Company VIEs have assets and other liabilities totaling approximately $42.0 million and $3.3 million, respectively at March 31, 2003. These Company VIEs generally do not hold debt securities, except for seller requested financing arrangements upon purchasing land for the Company VIE. The Company's maximum exposure related to any investment that may be determined to be in a Company VIE is limited to the amount invested of $ 19.5 million plus letters of credit of $2.9 million that serve as completion bonds for the Company VIEs development work in progress.

The Company also owns 49.9% interest in two unconsolidated title insurance agencies that engage in closing services for M/I Financial. These investments are accounted for under the equity method of accounting. The Company's maximum exposure related to these investments is limited to the amount invested of approximately $100,000.


NOTE 6.  GUARANTEES AND INDEMNIFICATIONS

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are reserved as homes close to homebuyers and cover estimated material and outside labor costs incurred during the warranty period. The reserve amounts are based upon historical experience and geographic location. The summary of warranty activity is as follows:

                                                                THREE MONTHS ENDED MARCH 31,
(In thousands)                                                     2003              2002
------------------------------------------------------------------------------------------------

Warranty reserves, beginning of period                          $ 7,233           $ 7,250
Warranty expense                                                  1,166             1,462
Payments made                                                    (1,407)           (1,741)
------------------------------------------------------------------------------------------------

Warranty reserves, end of period                                $ 6,992           $ 6,971
------------------------------------------------------------------------------------------------

Guarantees

In the ordinary course of business, M/I Financial Corp. ("M/I Financial"), a wholly-owned subsidiary of the Company, enters into agreements that contain standard guarantees whereby M/I Financial guarantees purchasers of its mortgage loans that M/I Financial will re-purchase certain loans should the mortgagee not meet certain conditions of the loan, generally within a specified time period. The maximum potential amount of future payments that M/I Financial could be required to pay under these guarantees varies and is offset by the value of the underlying asset and related insurance recoveries, as most loans are insured.

In addition to the above guarantees, the Company has guaranteed the collectibility of certain loans to a third party insurer of those loans for periods ranging from 5 years to 30 years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The Company has accrued management's best estimate of the potential loss on these loans as of March 31, 2003.


NOTE 7.      COMMITMENTS AND CONTINGENCIES

At March 31, 2003, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 2,662 homes with an aggregate sales price of $657 million. At March 31, 2003, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $214 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At March 31, 2003, the Company had outstanding approximately $46 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts, and miscellaneous deposits that expire through August 2007.

The Company is involved from time to time in routine litigation. Management does not believe that the ultimate resolution of this litigation will be material to the results of operations of the Company.


NOTE 8.      PER SHARE DATA

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


NOTE 9.  PURCHASE OF TREASURY SHARES

The Company obtained authorization pursuant to action taken on December 11, 2002, to repurchase up to $50 million worth of shares of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2003, the Company repurchased 506,300 shares at an average price of $27. As of March 31, 2003, the Company had purchased a total of 4 million shares at an average price of $13. The Company had approximately $36 million available to repurchase outstanding common shares from the original Board approval at March 31, 2003.


NOTE 10.     DIVIDENDS

On April 24, 2003, the Company paid to shareholders of record of its common stock on April 1, 2003, a cash dividend. Total dividends paid in 2003 through April 24, 2003 were approximately $730,000.

On April 22, 2003, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on July 1, 2003, payable on July 24, 2003.


NOTE 11.    SUBSEQUENT EVENT

On May 1, 2003, the Company and M/I Financial amended its $30 million Revolving Credit (the "Agreement"). The second amendment to the original Agreement, dated May 3, 2001, extended the Agreement to April 29, 2004.

                 M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development and sale of land and the construction and sale of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company's homes. The loans and servicing rights are sold to outside mortgage lenders.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report to Shareholders. Intersegment revenue primarily represents the elimination of revenue included in financial services revenue for fees paid by the homebuilding operations to lock in interest rates. Fees paid by the homebuilding segment to the financial services segment were at market prices for the services provided. Homebuilding income before taxes includes an interest charge on the Company's net investment in the segment at the Company's overall cost of capital as well as an allocation for programs and services administered centrally. Unallocated income before income taxes includes intercompany interest income, intercompany profit and cost eliminations from other segments and miscellaneous income offset by salaries and other administrative expenses that are not identifiable with a specific segment.

In conformity with "Statement of Financial Accounting Standards ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information", the Company's segment information is presented on the basis that management uses internally in evaluating segment performance.

                                                                THREE MONTHS ENDED MARCH 31,
(In thousands)                                                   2003                  2002
---------------------------------------------------------------------------------------------------

Revenue:
    Homebuilding                                              $204,821              $210,869
    Financial services                                           6,998                 6,907
    Intersegment                                                (2,810)               (2,214)
---------------------------------------------------------------------------------------------------

Total revenue                                                 $209,009              $215,562
---------------------------------------------------------------------------------------------------

Income before income taxes:
    Homebuilding                                              $ 17,852              $ 15,819
    Financial services                                           5,180                 5,257
    Unallocated amounts                                          6,269                 4,599
---------------------------------------------------------------------------------------------------

Total income before income taxes                              $ 29,301              $ 25,675
---------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

CONSOLIDATED

         Total Revenue. Total revenue for the three months ended March 31, 2003 was $209.0 million, a 3% decrease from the $215.6 million recorded for the comparable period in 2002. The decrease was primarily the result of a decrease in homebuilding revenue of $6.0 million caused by a decrease in housing revenue of $13.9 million offset by an increase in land revenue of $7.1 million and an increase in other revenue of $.8 million. Housing revenue decreased as a result of the 5% decrease in Homes Delivered. The increase in land revenue was primarily attributable to lot sales related to the exit from our Phoenix market that did not occur in 2002's first quarter.

         Income Before Income Taxes. Income before income taxes for the first quarter of 2003 was $29.3 million, a $3.6 million increase over 2002's first quarter. The increase was due primarily to an increase in homebuilding income before income taxes of 12.9% resulting primarily from an increase in gross profit from 22.3% to 23.4%.

HOMEBUILDING SEGMENT

The following table sets forth certain information related to our homebuilding segment:

                                                                   THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                                2003             2002
---------------------------------------------------------------------------------------------------
Revenue:
   Housing                                                          $189,746        $203,687
   Land and lot                                                       12,883           5,830
   Other                                                               2,192           1,352
---------------------------------------------------------------------------------------------------
Total revenue                                                       $204,821        $210,869
---------------------------------------------------------------------------------------------------
Revenue:
   Housing                                                              92.6%           96.6%
   Land and lot                                                          6.3             2.8
   Other                                                                 1.1             0.6
---------------------------------------------------------------------------------------------------
Total revenue                                                          100.0           100.0
Land and housing costs                                                  76.6            77.7
---------------------------------------------------------------------------------------------------
Gross margin                                                            23.4            22.3
General and administrative expenses                                      3.3             3.1
Selling expenses                                                         6.4             6.5
---------------------------------------------------------------------------------------------------
Operating income                                                        13.7            12.7
Allocated expenses                                                       5.0             5.2
---------------------------------------------------------------------------------------------------
Income before income taxes                                               8.7%            7.5%
---------------------------------------------------------------------------------------------------
OHIO AND INDIANA REGION
Unit data:
   New contracts, net                                                    789             738
   Homes delivered                                                       487             527
   Backlog at end of period                                            1,825           1,797
Average sales price of homes in Backlog                             $    235        $    222
Aggregate sales value of homes in Backlog                           $428,000        $398,000
Number of active subdivisions                                             88              85
---------------------------------------------------------------------------------------------------
FLORIDA REGION
Unit data:
   New contracts, net                                                    248             198
   Homes delivered                                                       214             197
   Backlog at end of period                                              575             487
Average sales price of homes in Backlog                             $    236        $    214
Aggregate sales value of homes in Backlog                           $136,000        $104,000
Number of active subdivisions                                             30              25
---------------------------------------------------------------------------------------------------
NORTH CAROLINA, VIRGINIA, MARYLAND AND ARIZONA REGION
Unit data:
   New contracts, net                                                    104             147
   Homes delivered                                                        99             122
   Backlog at end of period                                              262             284
Average sales price of homes in Backlog                             $    354        $    379
Aggregate sales value of homes in Backlog                           $ 93,000        $108,000
Number of active subdivisions                                             25              30
---------------------------------------------------------------------------------------------------
TOTAL
Unit data:
   New contracts, net                                                  1,141           1,083
   Homes delivered                                                       800             846
   Backlog at end of period                                            2,662           2,568
Average sales price of homes in Backlog                             $    247        $    238
Aggregate sales value of homes in Backlog                           $657,000        $610,000
Number of active subdivisions                                            143             140
---------------------------------------------------------------------------------------------------

         Total Revenue. Total revenue for the homebuilding segment for the quarter ended March 31, 2003 was $204.8 million, a 2.9% decrease from 2002's first quarter. The decrease was primarily the result of a decrease in housing revenue of $13.9 million offset by an increase in land revenue of $7.1 million. Housing revenue decreased as a result of the 5% decrease in Homes Delivered. Homes Delivered decreased in all of our markets except Tampa, Orlando, Charlotte and Raleigh. The increase in land revenue was primarily attributable to lot sales related to our exit from the Phoenix market that did not occur in the first quarter of 2002.

         Home Sales and Backlog. New Contracts in the first quarter of 2003 increased 5% from 2002's first quarter. New Contracts increased in all of the Company's markets with the exception of Indianapolis, Charlotte, Raleigh and Washington D.C. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers.

         At March 31, 2003, our Backlog consisted of 2,662 homes with an approximate sales value of $657 million. This represents a 4% increase in units and an 8% increase in sales value compared to the first quarter of 2002. The average sales price of homes in Backlog increased by 4% with increases occurring in nearly all of our markets.

         Other Financial Information. A home is included in "New Contracts" when our standard sales contract is executed. New Contracts are shown net of cancellations. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing with guaranteed rates for many of our customers, the incidence of cancellations after the start of construction is low. The cancellation rate for the quarter ended March 31, 2003 and March 31, 2002 was 20% and 22%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 94 and 106 at March 31, 2003 and March 31, 2002, respectively.

         Gross Margin. The overall gross margin for the homebuilding segment was 23.4% for the three-month period ended March 31, 2003 compared to 22.3% for the three-month period ended March 31, 2002. Housing gross margin increased from 23.0% to 25.1% and land gross margin increased from 18.0% to 20.8 % from 2002's first quarter. The increase in housing's gross margin was the result of acquiring and developing lots in premier locations, favorable housing economic conditions including low mortgage rates and improved operating efficiencies. The increase in land and lot sales' gross margin was due primarily to lots sold related to our exit from the Phoenix market. Lot and land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

         General and Administrative Expenses. General and administrative expenses increased to $6.8 million for the first three months of 2003 compared to $6.5 million for the first three months of 2002. As a percentage of revenue, general and administrative expenses increased from 3.1% to 3.3%, respectively. The increase in dollars was primarily due to commission expenses relating to our exit from the Phoenix market that did not occur in 2002's first quarter.

         Selling Expenses. Selling expenses decreased to $13.1 million, or 6.4% of revenue, for the first quarter of 2003 from $13.6 million, or 6.5% of revenue, for the first quarter of 2002. The decrease primarily related to lower sales commissions paid to outside realtors and internal sales people due to the decrease in the number and average sales price of Homes Delivered.

FINANCIAL SERVICES SEGMENT

Financial services consist primarily of originating mortgages for our homebuyers, processing and selling these mortgages and the related servicing rights on the secondary market, and providing title services.

The following table sets forth certain information related to the financial services segment:

                                                                                      THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                            2003           2002
-------------------------------------------------------------------------------------------------------------------

Number of loans originated                                                                 650            686

Revenue
   Loan origination fees                                                                $1,155         $1,187
   Sale of loans                                                                         4,236          4,119
   Other                                                                                 1,607          1,601
-------------------------------------------------------------------------------------------------------------------

Total revenue                                                                            6,998          6,907
-------------------------------------------------------------------------------------------------------------------

General and administrative expenses                                                      1,818          1,650
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                              $5,180         $5,257
-------------------------------------------------------------------------------------------------------------------

         Total Revenue. Total revenue for the three months ended March 31, 2003 was $7.0 million, a 1.3% increase over the $6.9 million recorded for the comparable period in 2002. Loan origination fees decreased 2.7% compared to the first quarter of 2002 due to a 5.2% decrease in loans originated.

         Revenue from the sale of loans increased 2.8% from $4.1 million for the three months ended March 31, 2002 to $4.2 million for the three months ended March 31, 2002. This was primarily the result of favorable market conditions during the period.

         Revenue from other sources, primarily loan application fees and title fees, for the three months ended March 31, 2003 and 2002 remained constant at $1.6 million.

         General and Administrative Expenses. General and administrative expenses increased 10.2% from $1.6 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003. This was primarily due to an increase in loan applications.


OTHER OPERATING RESULTS

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased from $2.7 million for the three months ended March 31, 2002 to $3.2 million for the three months ended March 31, 2003. As a percentage of total revenue, general and administrative expenses increased to 1.5% for the three months ended March 31, 2003 from 1.2% for the comparable period in the prior year. The increase was primarily due to an increase in incentive compensation accruals due to increased profitability.

         Interest Expense. Corporate and homebuilding interest expense, net of amounts capitalized into inventory, for the first quarter of 2003 totaled $2.2 million, a 36.4% decrease from the $3.5 million recorded for the comparable period of the prior year. Interest expense was lower due to a decrease in total average borrowings from $174 million to $84 million partially offset by a higher average borrowing rate, which includes the effects of our interest rate swaps.

         Income Taxes. The effective tax rate for the three months ended March 31, 2003 increased to 39% from 38% for the first quarter of 2002 due to a greater percentage of the Company's profits being generated in higher tax states.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an on-going basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. Items that could have a significant impact on estimates and assumptions, and therefore, the financial statements include risk and uncertainties listed in the "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below.

         Inventories. Inventories are recorded at cost that is not in excess of net realizable value. In addition to the costs of direct land acquisition, land development and home construction, inventory costs include capitalized interest, real estate taxes and indirect costs incurred during development and home construction. Those costs, other than capitalized interest, are charged to cost of sales as housing sales are closed. Capitalized interest is included in interest expense when the respective housing sales are closed. We assess these assets for recoverability in accordance with the provisions of SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred and the risk of ownership is transferred to the buyer. All associated homebuilding costs are charged to costs of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete home construction), previously capitalized indirect costs and estimated warranty costs. Sales commissions are included in selling, expense when the closing has occurred. All other costs are expensed as incurred.

         We recognize financial services revenues associated with our title operations as homes are closed, closing services are rendered and title insurance policies are issued, all of which generally occur simultaneously as each home is closed. We recognize the majority of the revenues associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third-party investors. We recognize mortgage loan origination fees when we close and fund the loans associated with the homes financed. All of the financial services mortgage loans and related servicing rights are sold to third-party investors. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

         Self-insurance. Self-insurance accruals are made for certain claims associated with employee health care, workers' compensation and general liability insurance. These accruals include management's estimates that may be based on historical loss development factors. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

LIQUIDITY AND CAPITAL RESOURCES

         Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding operations. Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. See Safe Harbor Statement on Page 19 for further discussion of factors that could impact our source of funds.

         Notes Payable Banks. At March 31, 2003, we had bank borrowings outstanding of $17 million under our Bank Credit Facility. The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million or our borrowing base. The Bank Credit Facility matures in March 2006.

         We also had $19.7 million outstanding at March 31, 2003 under the M/I Financial loan agreement, which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The loan agreement was amended on May 3, 2003. The amendment extended the agreement to April 29, 2004. See Note 11 to the Unaudited Condensed Consolidated Financial Statements.

         At March 31, 2003, we had approximately $298 million of unused borrowing availability under our credit facilities, including $10 million under the M/I Financial loan agreement. At March 31, 2003, the Company had approximately $46 million of completion bonds and letters of credit outstanding.

         Subordinated Notes. At March 31, 2003, there was outstanding $50 million of Senior Subordinated Notes. The notes bear interest at a fixed rate and mature in August 2006.

         Weighted Average Interest Rate. At March 31, 2003, the weighted average interest rate for our outstanding debt for the three months ended March 31, 2003 and 2002 was 12.7% and 8.6%, including the cost of the Company's interest rate swaps, respectively. The increase in this rate from 2002 is primarily due to a greater percentage of the Company's average outstanding borrowings during the period being higher rate subordinated debt than in 2002.

         Mortgage Notes Payable. At March 31, 2003, mortgage notes payable outstanding were approximately $12.6 million, secured by an office building, lots and land with a recorded book value of approximately $18.4 million.

         Land and Land Development. Single-family lots, land and land development costs decreased slightly from December 31, 2002 to March 31, 2003. We continue to purchase some lots from outside developers under contracts. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner. We have interest in joint ventures and limited liability companies that in engage in land development activities and are recorded using the equity method of accounting. These entities have no debt on their balance sheets.

         Purchase of Treasury Shares. The Company obtained authorization pursuant to action taken on December 11, 2002, to repurchase up to $50 million worth of shares of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2003, the Company repurchased 506,300 shares at an average price of $27. As of March 31, 2003, the Company had purchased a total of 4 million shares at an average price of $13. The Company had approximately $36 million available to repurchase outstanding common shares from the original Board approval at March 31, 2003.

         Commitments and Contingencies. At March 31, 2003, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 2,662 homes with an aggregate sales price of $657 million. At March 31, 2003, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $214 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

         At March 31, 2003, the Company had outstanding approximately $46 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits that expire through August 2007.

         The Company is involved from time to time in routine litigation. Management does not believe that the ultimate resolution of this litigation will be material to the results of operations of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for the first quarter in the year ended December 31, 2003. The adoption of SFAS 145 has not had a significant impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This statement eliminates the definition and requirements for recognition of exit costs as defined in Emerging Issues Task Force ("EITF") Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had a significant impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also includes more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and required additional disclosures for the year ended December 31, 2002. The application of the provisions of FIN 45 has not had a significant impact on the Company's financial condition or results of operations. The Company has provided the disclosure required by FIN 45 in Note 6.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. The transition provisions and the disclosure requirements of this statement were effective for fiscal years ending after December 15, 2002. The Company will continue to apply the intrinsic value-based method to account for stock options and has complied with the new quarterly disclosure requirements, included in Note 2 for the period ended March 31, 2003.

              In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities"("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangement to determine whether any of its investments in joint ventures and limited liability companies should be consolidated VIEs within the context of FIN 46. FIN 46 requires certain disclosures with respect to VIEs in interim and annual financial statements if it is reasonably possible that an enterprise will consolidate or disclose information about VIEs under this interpretation. The Company has disclosed this information in Note 5. The provisions of FIN 46 may also apply to certain option contracts to acquire land. The Company believes that many of these investments in entities will not be consolidated and may not even fall within the provisions of FIN 46, but the Company may be required to make additional disclosures. The Company cannot make any definitive determination until it completes its evaluation. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company did not invest in any new VIEs during the three-month period ended March 31, 2003.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities for decisions made by the FASB as part of the Derivative Implementation Group. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has not completed its evaluation of SFAS 149 but does not believe it will have a material impact of the Company's financial condition or results of operations.

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

         In recent years, we have generally been able to raise prices by amounts at least equal to our cost increases and, accordingly, have not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain a cost with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the time of start and the delivery date, resulting in lower gross profit margins.

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

         General Real Estate, Economic and Other Conditions. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations and increases in real estate taxes and other local government fees. Interest rate increases also adversely affect the industry, as it is impossible to predict whether rates will be at levels that are attractive to prospective homebuyers. Mortgage rates are currently at historically low levels. If mortgage interest rates increase, our business could be adversely affected.

         Land Development Activities. We develop the lots for a majority of our subdivisions. Therefore, our short and long-term financial success will be dependent upon our ability to develop these subdivisions successfully. Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks. Before a subdivision generates any revenue, we may make material expenditures for items such as acquiring land and constructing subdivision infrastructure (roads and utilities).

         The Company's Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. In 2002, approximately 40% of our operating income was derived from operations in the Columbus market.

         Competition. The homebuilding industry is highly competitive. We compete in each of our local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the resale market for existing homes that provides certain attractions for homebuyers over the new home market.

         Governmental Regulation and Environmental Considerations. The homebuilding industry is subject to increasing local, state and Federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design, and construction and similar matters. This includes local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation also affects construction activities, including construction materials that must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time-consuming and expensive compliance programs.

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

         In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hookups or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of our operations without notice or recourse.

         Risk of Material and Labor Shortages. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Continued shortages in these areas could delay construction of homes that could adversely affect our business. At this time, we are not experiencing any significant material or labor shortages and, therefore, do not anticipate a material effect for fiscal year 2002.

         Significant Voting Control by Principal Shareholders. As of March 31, 2003, members of the Irving E. Schottenstein family, including the Chief Executive Officer, President and Chief Operating Officer, owned approximately 27.3% of the Company's outstanding common shares. Therefore, members of the Schottenstein family have significant voting power.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $345 million. To minimize the effects of interest rate fluctuations, we have interest rate swap agreements with certain banks for a total notional amount of $125 million, of which $50 million offset each other. Under the remaining $75 million, we pay fixed rates of interest. Assuming a hypothetical 10% change in short-term interest rates, our interest expense would not change significantly as the interest rate swap agreements would partially offset the impact.

         Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates, which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. At March 31, 2003, the notional principal amount under these loan commitments was approximately $163 million. The fair value adjustment related to these commitments as of March 31, 2003 was $1 million unfavorable and is recorded on the Company's balance sheet.

         M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At March 31, 2003, the notional principal amount under these forward sales agreements was approximately $166 million and the related fair value adjustment was approximately $1 million unfavorable. This adjustment is reflected on the Company's balance sheet. The hedging agreements outstanding at March 31, 2003 mature within 90-120 days. These agreements are recorded at fair value on the balance sheet and any gains or losses are recorded in revenue.

 The Company recorded net fair value adjustments of approximately $.5 million for the three months ended March 31, 2003 related to loan commitments, forward sales of mortgage-backed securities and interest rate swaps.


ITEM 4: CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures:

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, the Chief Executive Officer, along with our Chief Financial Officer, concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating the Company (including all consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, the Company does not expect these disclosure controls to prevent all error and all fraud.

B. Changes in Internal Controls:

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


PART II - OTHER INFORMATION
---------------------------

Item   1.  Legal Proceedings  -  none.
----------------------------

Item 2. Changes in Securities and Use of Proceeds - none.

Item   3.  Defaults Upon Senior Securities  -  none.
------------------------------------------

Item   4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

         On April 22, 2003, the Company held its 2003 annual meeting of shareholders. The shareholders voted on the following proposals:

     1)  to elect three directors to serve three-year terms

     2) to approve the restructuring of the Company's corporate structure into a holding company structure by transferring the Company's operating assets and certain associated liabilities to wholly-owned subsidiaries of the Company, and

     3) to ratify the appointment of Deloitte & Touche LLP as the Company's independent accountants and auditors for the 2003 fiscal year.

         The results of the voting are as follows:

         1.   Election of Directors

                                                   For             Withheld

              Thomas D. Igoe                    13,528,553           27,002
              Steven Schottenstein              12,726,982          828,573
              Lewis R. Smoot, Sr.               13,528,555           27,000

              All three directors were re-elected.

         2.   Restructuring of the Company's corporate structure

              For                               11,592,770
              Against                               25,470
              Abstain                                2,311
              No Vote                            1,935,456

              The proposal was approved.

         3. To ratify the appointment of Deloitte & Touche LLP as the independent accountants and auditors for fiscal year 2003

              For                               13,512,770
              Against                               42,635
              Abstain                                  150

              The proposal was approved.

Item 5. Other Information
-------------------------

              On April 22, 2003, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on July 1, 2003, payable on July 24, 2003.

             The following information is being provided pursuant to SEC Release Nos. 33-8048, 34-45189, "Disclosure of Equity Compensation Plan Information" (December 21, 2002). This information was inadvertently omitted from the Company's 2003 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission and is being filed with this Quarterly Report on Form 10-Q and is as of December 31, 2002.


---------------------------------------------------------------------------------------------------
                          (a)                    (b)                     (c)

---------------------------------------------------------------------------------------------------
Plan Category             Number of securities   Weighted-average        Number of securities
                          to be issued upon      exercise price of       remaining available
                          exercise of            outstanding options,    for future issuance
                          outstanding options,   warrants and rights     under equity
                          warrants and rights                            compensation plans
                                                                         (excluding securities
                                                                         reflected in column (a)
---------------------------------------------------------------------------------------------------
                                 532,960                 $18.92                  213,940
Equity compensation
plans approved by
security holders
---------------------------------------------------------------------------------------------------
                                 242,908                 $12.10                  857,092
Equity compensation
plans not approved by
security holders
---------------------------------------------------------------------------------------------------
                                 775,868                 $16.79                 1,071,032
Total
---------------------------------------------------------------------------------------------------


         Following is a description of the Equity Compensation Plans that have not been approved by the Company's security holders:

         Directors Deferred Compensation Plan. The Directors Deferred Compensation Plan provides each of our directors with the opportunity to defer the payment of all or none of the fees received for serving as a director. The deferred fees are allocated to the participant's deferred compensation account where the fees are converted into that number of whole phantom stock units determined by dividing the amount of the deferred fees by the closing sales price of our common shares on the New York Stock Exchange ("NYSE") on the last business day of the month in which the allocation is made. Each participant's deferred compensation account is credited in an amount equivalent to the cash dividends actually declared and paid on our common shares based on the phantom stock units held by the participant under the Directors Deferred Compensation Plan at the time the cash dividends are declared. The amount credited to the participant's deferred compensation account based on cash dividends on our common shares is also converted into phantom stock units. The phantom stock units held by a participant under the Directors Deferred Compensation Plan are distributed in the form of whole common shares of the Company within sixty days of the date specified by the participant in his or her deferral notice or the date the participant no longer serves as a director (in which case the participant also receives any remaining cash balance in his or her deferred compensation account).

         Executives' Deferred Compensation Plan. Subject to certain minimum and maximum deferral amounts set forth therein, the Executives' Deferred Compensation Plan (1) requires eligible employees to defer the payment of a minimum portion of their respective annual cash bonus and (2) provides eligible employees with the opportunity to defer the payment of an additional portion of their respective annual cash bonus. The deferred amount is allocated to the participant's deferred compensation account where the deferred amount is converted into that number of whole phantom stock units determined by dividing the deferred amount by the average of the closing sales price of our common shares on the NYSE on the last business day of each of the last four fiscal quarters. Each participant's deferred compensation account is credited in an amount equivalent to the cash dividends actually declared and paid on our common shares based on the phantom stock units held by the participant under the Executives' Deferred Compensation Plan at the time the cash dividends are declared. The amount credited to the participant's deferred compensation account based on cash dividends on our common shares is also converted into phantom stock units. The phantom stock units held by a participant under the Executives' Deferred Compensation Plan are distributed in the form of whole common shares of the Company within sixty days of the date specified by the participant in his or her deferral notice or the date the participant no longer serves as an employee (in which case the participant also receives any remaining cash balance in his or her deferred compensation account).

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

Two Form 8-Ks were filed subsequent to the first quarter. The first dated April 10, 2003 related to the public release of the Company's unit information as of and for the three month period ended March 31, 2003. The second, dated April 21, 2003 related to the public release of the Company's earnings information for the three months ended March 31, 2003.

         The exhibits required to be filed herewith are set forth below.


 EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------

  10.1 Second Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 1, 2003.

  10.2   Company's 2003 Chief Executive Officer Bonus Program.

  10.3   Company's 2003 President Bonus Program.

  10.4   Company's 2003 Chief Operating Officer Bonus Program.

  10.5   Company's 2003 Chief Financial Officer Bonus Program.

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



                                         M/I Schottenstein Homes, Inc.
                                         ---------------------------------------
                                                       (Registrant)


Date:    May 15, 2003                    by:   /s/ Robert H. Schottenstein
                                               ---------------------------------
                                               Robert H. Schottenstein
                                               President and Director




Date:    May 15, 2003                    by:   /s/ Ann Marie Hunker
                                               ---------------------------------
                                               Ann Marie Hunker
                                               Corporate Controller
                                               (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Irving E. Schottenstein, certify that:

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 15, 2003                    /s/ Irving E. Schottenstein
                                       -----------------------------------------
                                       Irving E. Schottenstein
                                       Chairman and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, Phillip G. Creek, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         3. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 15, 2003                     /s/Phillip G. Creek
                                        ----------------------------------------
                                        Phillip G. Creek
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION                                      PAGE #
--------------    --------------------------------------------------------------       -----------
  10.1            Second Amendment to Revolving Credit Agreement by and among
                  M/I Financial Corp., the Company and Guaranty Bank dated May
                  1, 2003.                                                                 29

  10.2            Company's 2003 Chief Executive Officer Bonus Program.                    40

  10.3            Company's 2003 President Bonus Program.                                  41

  10.4            Company's 2003 Chief Operating Officer Bonus Program.                    42

  10.5            Company's 2003 Chief Financial Officer Bonus Program.                    43

  99.1            Certification by Irving E. Schottenstein, Chief Executive
                  Officer, pursuant to 10 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A
                  signed original of this written statement required by Section
                  906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and
                  furnished to the Securities and Exchange Commission or its
                  staff upon request.                                                      44

  99.2            Certification by Phillip G. Creek, Chief Financial Officer,
                  pursuant to 10 U.S.C. Section 1350 as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002. A signed
                  original of this written statement required by Section 906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the
                  Securities and Exchange Commission or its staff upon request.            45