Form 10-Q
period 2003-06-30
M I SCHOTTENSTEIN HOMES INC
filed 2003-08-14
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12434

M/I SCHOTTENSTEIN HOMES, INC .
(Exact name of registrant as specified in its charter)

Ohio	31-1210837
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3 Easton Oval, Suite 500, Columbus, Ohio	43219
(Address of Principal Executive Offices)	(Zip Code)

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
Common stock, par value $.01 per share: 14,430,623 shares
outstanding as of August 5, 2003

M/I SCHOTTENSTEIN HOMES.INC
FORM 10-Q

TABLE OF CONTENTS

			PAGE
PART I.	FINANCIAL INFORMATION		NUMBER

	Item 1.	M/I Schottenstein Homes, Inc. and Subsidiaries Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets June 30, 2003 (Unaudited) and December 31, 2002	3

		Unaudited Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2003 and 2002	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2003	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4.	Controls and Procedures	23

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 2.	Changes in Securities and Use of Proceeds	24

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	24

	Item 6.	Exhibits and Reports on Form 8-K	24

Signatures			25

Exhibit Index			26

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$2,466	$953
Cash held in escrow	2,043	381
Receivables	53,913	56,159
Inventories:
Single-family lots, land and land development costs	298,300	269,863
Houses under construction	239,007	177,225
Model homes and furnishings - at cost (less accumulated depreciation:
June 30, 2003 - $85; December 31, 2002 - $66)	2,049	1,948
Land purchase deposits	1,463	2,181
Building, office furnishings, transportation and construction equipment -
at cost (less accumulated depreciation: June 30, 2003 - $8,899;
December 31, 2002 - $7,798)	20,859	20,813
Investment in unconsolidated joint ventures and limited liability companies	21,106	20,333
Other assets	37,511	28,602

TOTAL ASSETS	$678,717	$578,458

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Accounts payable	$74,930	$58,187
Accrued compensation	11,610	23,213
Customer deposits	20,822	17,089
Other liabilities	41,490	48,782
Note payable banks - homebuilding	82,000	-
Note payable bank - financial services operations	20,500	28,800
Mortgage notes payable	10,703	12,658
Senior subordinated notes	50,000	50,000

TOTAL LIABILITIES	312,055	238,729

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common stock - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	66,907	65,079
Retained earnings	343,640	306,970
Treasury stock - at cost - 3,195,500 and 2,834,704 shares, respectively
held in treasury at June 30, 2003 and December 31, 2002	(44,061)	(32,496)

TOTAL SHAREHOLDERS’ EQUITY	366,662	339,729

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$678,717	$578,458

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Revenue	$241,253	$258,439	$450,262	$474,001

Costs and expenses:
Land and housing	177,599	195,972	329,944	357,600
General and administrative	13,846	15,422	25,641	26,148
Selling	16,009	15,896	29,327	29,893
Interest	1,788	3,894	4,038	7,430

Total costs and expenses	209,242	231,184	388,950	421,071

Income before income taxes	32,011	27,255	61,312	52,930

Income tax expense (benefit):
Current	11,268	11,276	21,085	20,983
Deferred	1,218	(919)	2,828	(870)

Total income tax expense	12,486	10,357	23,913	20,113

Net income	$19,525	$16,898	$37,399	$32,817

Net income per common share:
Basic	$1.36	$1.12	$2.59	$2.18
Diluted	$1.32	$1.09	$2.52	$2.12

Weighted average shares outstanding:
Basic	14,350	15,142	14,454	15,087
Diluted	14,764	15,524	14,833	15,501

Dividends per common share	$0.025	$0.025	$0.05	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2003
(Unaudited)

	Common Stock		Additional			Total
(Dollars in thousands, except	Shares		Paid-In	Retained	Treasury	Shareholders'
per share amounts)	Outstanding	Amount	Capital	Earnings	Stock	Equity

Balance at December 31, 2002	14,791,419	$176	$65,079	$306,970	$(32,496)	$339,729

Net income	-	-	-	37,399	-	37,399

Dividends to shareholders,
$0.05 per common share	-	-	-	(729)	-	(729)

Income tax benefit from stock
options and executive
deferred stock distributions	-	-	1,321	-	-	1,321

Purchase of treasury shares	(506,300)	-	-	-	(13,528)	(13,528)

Stock options exercised	102,820	-	289	-	1,405	1,694

Deferral of executive and
director stock	-	-	776	-	-	776

Executive and director
deferred stock distributions	42,684	-	(558)	-	558	-

Balance at June 30, 2003	14,430,623	$176	$66,907	$343,640	$(44,061)	$366,662

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
(In thousands)	(Unaudited)	(Unaudited)

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$37,399	$32,817
Adjustments to reconcile net income to net cash (used in) from operating activities:
Loss from property disposals	-	28
Depreciation	1,125	1,101
Deferred income tax expense (benefit)	2,828	(870)
Income tax benefit from stock transactions	1,321	-
Equity in undistributed income of unconsolidated joint ventures
and limited liability companies	(594)	(580)
Net change in assets and liabilities:
Cash held in escrow	(1,662)	(357)
Receivables	2,246	345
Inventories	(85,621)	4,441
Other assets	(11,737)	(648)
Accounts payable	16,743	17,910
Customer deposits	3,733	1,013
Other liabilities	(18,119)	(9,172)

Net cash (used in) from operating activities	(52,338)	46,028

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,152)	(81)
Investment in unconsolidated joint ventures and limited liability companies	(5,203)	(4,334)
Distributions from unconsolidated joint ventures and limited liability companies	1,024	673

Net cash used in investing activities	(5,331)	(3,742)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from bank borrowings – net of repayments	73,700	(37,500)
Principal repayments of mortgage notes payable	(1,955)	(17)
Dividends paid	(729)	(751)
Proceeds from exercise of stock options	1,694	1,565
Payments to acquire treasury shares	(13,528)	-

Net cash from (used in) financing activities	59,182	(36,703)

Net increase in cash	1,513	5,583
Cash balance at beginning of year	953	9,988

Cash balance at end of period	$2,466	$15,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest – net of amount capitalized	$3,956	$7,435
Income taxes	$21,571	$21,161

NON-CASH TRANSACTIONS DURING THE PERIOD:
Distribution of singe-family lots from unconsolidated joint ventures and
limited liability companies	$4,000	$4,469
Deferral of executive and director stock	$776	$976
Executive and director deferred stock distributions	$558	$808

See Notes to Unaudited Condensed Consolidated Financial Statements.
6

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") of M/I Schottenstein Homes, Inc. and its Subsidiaries ("the Company") and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The Financial Statements reflect the elimination of significant intercompany transactions. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying Financial Statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to inventory valuation; property and equipment depreciation; valuation of derivative financial instruments; accounts payable on inventory; accruals for costs to complete; accruals for warranty claims; accruals for self-insured general liability claims; litigation; accruals for health care and workers’ compensation; executive employment agreements; accruals for guaranteed loans; income taxes; and contingencies. Other items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in the "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" contained within Management’s Discussion and Analysis of Financial Condition and Results of Operation.

NOTE 2.  Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under such plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share amounts)	2003	2002	2003	2003

Net income, as reported	$19,525	$16,898	$37,399	$32,817
Deduct: Total stock-based employee compensation
expense determined under a fair value based
method for all awards, net of related tax effect	327	205	654	460

Pro forma net income	$19,198	$16,693	$36,745	$32,357

Earnings per share:
Basic - as reported	$1.36	$1.12	$2.59	$2.18
Basic - pro forma	$1.34	$1.10	$2.54	$2.14

Diluted - as reported	$1.32	$1.09	$2.52	$2.12
Diluted - pro forma	$1.30	$1.07	$2.48	$2.09

NOTE 3.  Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, "Consolidation of Variable Interest Entities"("FIN 46"). FIN 46 requires the consolidation of any variable interest entity ("VIE") in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has evaluated all joint venture agreements and land option contracts entered into subsequent to January 31, 2003 in accordance with FIN 46. Based on this evaluation, management has determined that the Company is not the primary beneficiary as defined in FIN 46, and therefore the Company has not consolidated any of its joint ventures or option contracts entered into after January 31, 2003. The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003. Depending on the specific terms or conditions of such entities, the Company may be required to consolidate these VIEs for the quarter ended September 30, 2003. The Company has not completed its assessment but does not anticipate a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities for decisions made by the FASB as part of the Derivative Implementation Group. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has not completed its evaluation of SFAS 149 but does not believe it will have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement requires that certain financial instruments that were previously classified as equity under FASB Concepts Statement No. 6, "Elements of Financial Statements", be classified as liabilities (or assets in some circumstances). This statement is generally effective July 1, 2003 for financial instruments entered into or modified after May 31, 2003. The Company has not completed its evaluation of SFAS 150 but does not believe it will have a material impact on the Company’s financial condition or results of operations.

NOTE 4.  Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to interest expense as the related inventory is delivered to a third party. The summary of total interest is as follows :

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2003	2002	2003	2002

Interest capitalized, beginning of period	$11,898	$12,378	$11,475	$12,187
Interest incurred	2,972	3,382	5,645	7,109
Interest expensed	(1,788)	(3,894)	(4,038)	(7,430)

Interest capitalized, end of period	$13,082	$11,866	$13,082	$11,866

NOTE 5.  Investment in Unconsolidated Joint Ventures and Limited Liability Companies

At June 30, 2003, the Company had interests varying from 33% to 50% in joint ventures and limited liability companies that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. These interests have been determined to be variable interest entities ("VIEs") as defined in FIN 46. These entities have assets and other liabilities totaling approximately $44.8 million and $2.8 million, respectively, at June 30, 2003. These entities generally do not hold debt securities, except for seller-requested financing arrangements upon purchasing land by the entity. The Company’s maximum exposure related to its investment in these entities is the amount invested of $21.0 million plus letters of credit of $2.6 million that serve as completion bonds for development work in process by the entities.

The Company also owns 49.9% interests in two unconsolidated title insurance agencies that engage in closing services for M/I Financial Corp. ("M/I Financial"). The Company’s maximum exposure related to these investments is limited to the amount invested of approximately $100,000.

The Company has determined that it is not the primary beneficiary of any of these VIEs and therefore these interests are recorded using the equity method of accounting.

NOTE 6.  Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Under certain circumstances, costs are incurred beyond two years. Warranty amounts are reserved as homes close to homebuyers and are intended to cover estimated material and outside labor costs incurred during the warranty period. The reserve amounts are based upon historical experience and geographic location. The summary of warranty activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2003	2002	2003	2002

Warranty reserves, beginning of period	$6,992	$6,971	$7,233	$7,250
Warranty expense	1,230	1,876	2,396	3,338
Payments made	(1,850)	(1,389)	(3,257)	(3,130)

Warranty reserves, end of period	$6,372	$7,458	$6,372	$7,458

Guarantees

In the ordinary course of business, M/I Financial, a wholly owned subsidiary of the Company, enters into agreements that guarantees purchasers of its mortgage loans that M/I Financial will repurchase certain loans should the mortgagee not meet certain conditions of the loan, generally within a specified time period. As of June 30, 2003, M/I Financial had provided indemnifications of $.9 million to third party investors relating to the above guaranteed loans that had actually gone into default.

The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from 5 years to 30 years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. As of June 30, 2003, the amount of future payments that M/I Financial could be required to pay under these guarantees was $5.9 million, however this risk is offset by the value of the underlying asset and related insurance recoveries, as most loans are insured. The Company has accrued management’s best estimate of the potential loss on these loans as of June 30, 2003.

NOTE 7.  Commitments and Contingencies

At June 30, 2003, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 3,044 homes with an aggregate sales price of $760 million. At June 30, 2003, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $213 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2003, the Company had outstanding approximately $55 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts, and miscellaneous deposits that expire through July 2009.

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

NOTE 9.  Purchase of Treasury Shares

The Company obtained authorization from the Board of Directors on December 11, 2002, to repurchase up to $50 million worth of shares of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended June 30, 2003, the Company did not repurchase any shares, and has approximately $34 million available to repurchase outstanding common shares.

NOTE 10.  Dividends

On April 24, 2003, the Company paid to shareholders of record of its common stock on April 1, 2003, a cash dividend of $0.025 per share. On April 22, 2003, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on July 1, 2003, which was paid on July 24, 2003. Total dividends paid in 2003 through July 24 were approximately $1,090,000.

On August 12, 2003, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on October 1, 2003, payable on October 23, 2003.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development and sale of land and the sale and construction of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company’s homes. The loans and servicing rights are sold to third party mortgage lenders and servicers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report to Shareholders incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Intersegment revenue primarily represents the elimination of revenue included in financial services revenue for fees paid by the homebuilding operations to lock in interest rates. Management believes that fees paid by the homebuilding segment to the financial services segment were at market prices for the services provided. Homebuilding income before taxes includes an interest charge on the Company’s net investment in the segment at the Company’s overall cost of capital as well as an allocation for programs and services administered centrally. Corporate and other income before income taxes includes intercompany interest income, intercompany profit and cost eliminations from the homebuilding and financial services segments and miscellaneous income offset by salaries and other administrative expenses.

In conformity with Statement of Financial Accounting Standards ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information", the Company’s segment information is presented on the basis that management uses internally in evaluating segment performance.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2003	2002	2003	2002

Revenue:
Homebuilding	$237,182	$254,156	$442,003	$465,025
Financial services	5,970	5,423	12,968	12,330
Intersegment	(1,899)	(1,140)	(4,709)	(3,354)

Total revenue	$241,253	$258,439	$450,262	$474,001

Income before income tax:
Homebuilding	$23,302	$23,459	$41,154	$39,278
Financial services	3,983	3,481	9,163	8,738
Corporate and other	4,726	315	10,995	4,914

Total income before income tax	$32,011	$27,255	$61,312	$52,930

Results of Operations

Three Months and Six Months Ended June 30, 2003 and 2002

Consolidated

Total Revenue. Total revenue for the three months ended June 30, 2003 was $241.3 million, a 7% decrease from the $258.4 million recorded for the comparable period in 2002. Total revenue for the six months ended June 30, 2003 was $450.3 million, a 5% decrease from the $474.0 million recorded for the comparable period in 2002. For the second quarter 2003, homebuilding revenue was $237.2 million, a decrease of 7% from 2002’s second quarter, and financial services revenue was $6.0 million, a 10% increase from the same period in 2002. For the six months ended June 30, 2003, revenue for the homebuilding segment was $442.0 million, a decrease of 5% from the first six months of 2002, and revenue for the financial services segment was $13.0 million, a 5% increase from the first half of 2002. The decrease in homebuilding revenue for the second quarter and first six months of 2003 of 7% and 5%, respectively, was primarily due to an 8% and 7% decrease in Homes Delivered during the three and six months ended June 30, 2003, respectively. Homes Delivered have been lower in 2003 mainly because of unfavorable weather conditions and permitting delays in certain of our homebuilding markets.

The increase in financial services revenue for the three and six months ended June 30, 2003 of 10% and 5%, respectively, was primarily due to increased revenue from the sale of loans related to the favorable interest rate environment and the favorability due to the mix of fixed versus variable interest rate loans closed during 2003 compared to the same periods in the prior year. Further discussion of the fluctuations in Homebuilding and Financial Services revenue is included within the applicable Segment section below.

Income Before Income Taxes. Income before income taxes for the second quarter of 2003 was $32.0 million, an increase of $4.8 million and 17% over 2002’s second quarter. During the second quarter 2003, the homebuilding segment decreased slightly in dollar terms due to the decrease in Homes Delivered, but increased as a percentage of revenue from 9.2% for the three months ended June 30, 2002 to 9.8% for the three months ended June 30, 2003, primarily because of the favorable change in mix within Homes Delivered. In addition, total interest expense decreased 54%, from $3.9 million for the three months ended June 30, 2002 to $1.8 million for the three months ended June 30, 2003, mainly due to a decrease in total average borrowings and an increase in interest capitalized because of more land under development compared to the prior year, offset partially by higher average borrowing rates. The increase is also attributable to a favorable market adjustment on our interest rate swaps, favorable experience in insurance claims compared to the prior year, and lower than anticipated costs associated with exiting the Phoenix market.

Income before income taxes for the six months ended June 30, 2003 was $61.3 million, an increase of $8.4 million and 16% from the comparable period in 2002. The homebuilding segment increased $1.9 million and increased as a percentage of revenue from 8.5% for the six months ended June 30, 2002 to 9.3% for the six months ended June 30, 2003, primarily because of the favorable change in mix within Homes Delivered. In addition, total interest expense decreased 46%, from $7.4 million for the six months ended June 30, 2002 to $4.0 million for the six months ended June 30, 2003, mainly due to a decrease in total average borrowings and an increase in interest capitalized because of more land under development compared to the prior year, offset partially by higher average borrowing rates. The increase is also attributable to the absence of costs in 2003 for a computer system installed during 2002, in addition to the other factors mentioned above for the three months ended June 30, 2003.

Homebuilding Segment

The following table sets forth certain information related to our homebuilding segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2003	2002	2003	2002

Revenue:
Housing	$231,165	$245,424	$420,911	$449,111
Land and lot	5,085	8,568	17,968	14,398
Other	932	164	3,124	1,516

Total revenue	$237,182	$254,156	$442,003	$465,025

Revenue:
Housing	97.5%	96.6%	95.2%	96.6%
Land and lot	2.1	3.3	4.1	3.1
Other	0.4	0.1	0.7	0.3

Total revenue	100.0	100.0	100.0	100.0
Land and housing costs	76.6	77.9	76.6	77.8

Gross margin	23.4	22.1	23.4	22.2
General and administrative expenses	2.4	2.5	2.8	2.7
Selling expenses	6.7	6.2	6.6	6.3

Operating income	14.3	13.4	14.0	13.2
Allocated expenses	4.5	4.2	4.7	4.7

Income before income taxes	9.8%	9.2%	9.3%	8.5%

Ohio and Indiana Region
Unit data:
New contracts	931	685	1,720	1,423
Homes delivered	612	668	1,099	1,195
Backlog at end of period	2,144	1,814	2,144	1,814
Average sales price of homes in Backlog	$235	$223	$235	$223
Aggregate sale value of homes in Backlog	$503,000	$405,000	$503,000	$405,000
Number of active subdivisions	87	87	87	87

Florida Region
Unit data:
New contracts	273	242	521	440
Homes delivered	237	222	451	419
Backlog at end of period	611	507	611	507
Average sales price of homes in Backlog	$245	$214	$245	$214
Aggregate sale value of homes in Backlog	$150,000	$108,000	$150,000	$108,000
Number of active subdivisions	28	25	28	25

North Carolina, Virginia, Maryland and Arizona Region
Unit data:
New contracts	139	154	243	301
Homes delivered	112	150	211	272
Backlog at end of period	289	288	289	288
Average sales price of homes in Backlog	$370	$376	$370	$376
Aggregate sale value of homes in Backlog	$107,000	$108,000	$107,000	$108,000
Number of active subdivisions	27	32	27	32

Total
Unit data:
New contracts	1,343	1,081	2,484	2,164
Homes delivered	961	1,040	1,761	1,886
Backlog at end of period	3,044	2,609	3,044	2,609
Average sales price of homes in Backlog	$250	$238	$250	$238
Aggregate sale value of homes in Backlog	$760,000	$621,000	$760,000	$621,000
Number of active subdivisions	142	144	142	144

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total Revenue. Total revenue for the homebuilding segment for the quarter ended June 30, 2003 was $237.2 million, a 6.7% decrease from 2002’s second quarter. The decrease was primarily the result of a decrease in housing revenue of $14.3 million and a decrease in land revenue of $3.5 million. Housing revenue decreased as a result of the 7.6% decrease in Homes Delivered. Homes Delivered decreased in all of our markets except Tampa, Orlando, Charlotte and Cincinnati. The decrease in land revenue was primarily attributable to lot sales related to our exit from the Phoenix market; more lots were sold in the second quarter of 2002 compared to 2003.

Home Sales and Backlog. New Contracts in the second quarter of 2003 increased 24.2% from 2002’s second quarter. The increase in New Contracts was led by our Ohio and Indiana and Florida regions, primarily the Columbus, Orlando and West Palm markets. The number of New Contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers. At June 30, 2003, our Backlog consisted of 3,044 homes with an approximate sales value of $760 million. This represents a 16.7% increase in units and a 22.4% increase in sales value compared to the second quarter of 2002. The average sales price of homes in Backlog increased by 5.0%, with increases occurring in nearly all of our markets.

Other Financial Information. A home is included in "New Contracts" when our standard sales contract is executed. New Contracts are shown net of cancellations. "Homes Delivered" represents homes for which the closing of the sale has occurred and title has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in Homes Delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts in Backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Because we arrange financing for most of our customers, the incidence of cancellations after the start of construction is relatively low. The cancellation rate for the quarter ended June 30, 2003 and June 30, 2002 was 18% and 20%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 105 and 100 at June 30, 2003 and June 30, 2002, respectively.

Gross Margin. The overall gross margin for the homebuilding segment was 23.4% for the three months ended June 30, 2003 compared to 22.1% for the three months ended June 30, 2002. Housing gross margin increased from 22.5% to 23.4% and land gross margin increased from 10.8% to 11.7% from 2002’s second quarter. The increase in housing’s gross margin was mainly due to the favorable mix of Homes Delivered. The increase in land and lot sales’ gross margin was due primarily to lots sold related to our exit from the Phoenix market. Lot and land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses decreased to $5.7 million for the second quarter of 2003 compared to $6.2 million for the second quarter of 2002. As a percentage of revenue, general and administrative expenses remained relatively constant for the three months ended June 30, 2003 compared to the same period in 2002. The decrease in dollars was primarily due to lower rent and real estate taxes resulting mainly from the exit of the Phoenix market, offset partially by higher payroll expense related to addition of headcount and normal increases.

Selling Expenses. Selling expenses increased slightly to $15.9 million, or 6.7% of revenue, for the second quarter of 2003 from $15.8 million, or 6.2% of revenue, for the second quarter of 2002. The increase on a percentage of revenue basis is primarily related to higher co-op sales commissions and higher bonuses due to the increase in New Contracts, offset by other selling costs that were lower than the prior year as a result of the decrease in Homes Delivered.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total Revenue. Total revenue for the homebuilding segment for the six months ended June 30, 2003 was $442.0 million, a 5.0% decrease from 2002. The decrease was primarily the result of a decrease in housing revenue of $28.2 million offset by an increase in land revenue of $3.6 million. Housing revenue decreased as a result of the 6.6% decrease in Homes Delivered. Homes Delivered decreased in all of our markets except Tampa, Orlando and Charlotte, primarily because of unfavorable weather conditions and a slow permitting process in certain markets. The increase in land revenue was primarily attributable to lot sales related to our exit from the Phoenix market; more lots were sold in the first half of 2003 compared to 2002.

Home Sales. New Contracts in the first six months of 2003 increased 14.8% from 2002’s comparable period. New Contracts increased in all of the Company’s markets with the exception of Indianapolis, Cincinnati, Charlotte, Raleigh and Washington D.C.

Gross Margin. The overall gross margin for the homebuilding segment was 23.4% for the six-month period ended June 30, 2003 compared to 22.2% for the six-month period ended June 30, 2002. Housing gross margin increased from 22.2% to 23.1% and land gross margin increased from 12.4% to 16.9% from 2002’s first six months. The increase in housing’s gross margin was mainly due to the favorable mix of Homes Delivered. The increase in land and lot sales’ gross margin was due primarily to lots sold related to our exit from the Phoenix market.

General and Administrative Expenses. General and administrative expenses decreased to $12.5 million for the first six months of 2003 compared to $12.6 million in the same period of 2002. As a percentage of revenue, general and administrative expenses remained relatively constant for the six months ended June 30, 2003 compared to the same period in the prior year. The decrease in dollars was primarily due to lower rent and real estate taxes resulting mainly from the exit of the Phoenix market, offset partially by sales commissions related to the Phoenix exit and overall higher payroll expense related to addition of headcount and normal increases.

Selling Expenses. Selling expenses decreased to $29.0 million, or 6.6% of revenue, for the six months ended June 30, 2003 from $29.4 million, or 6.3% of revenue, for the comparable period in 2002. The increase on a percentage of revenue basis is primarily related to higher co-op sales commissions and higher bonuses due to the increase in New Contracts, which were offset by other selling costs that were lower than the prior year as a result of the decrease in Homes Delivered.

Financial Services Segment

Financial services consist primarily of originating mortgages for our homebuyers, processing and selling these mortgages and the related servicing rights on the secondary market, and providing title services.

The following table sets forth certain information related to the financial services segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2003	2002	2003	2002

Number of loans originated	783	843	1,433	1,529

Revenue
Loan origination fees	$1,441	$1,455	$2,596	$2,642
Sale of loans	2,627	2,137	6,863	6,256
Other	1,902	1,831	3,509	3,432

Total revenue	5,970	5,423	12,968	12,330

General and administrative expenses	1,987	1,942	3,805	3,592

Income before income taxes	$3,983	$3,481	$9,163	$8,738

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total Revenue. Total revenue for the three months ended June 30, 2003 was $6.0 million, a 10.1% increase over the $5.4 million recorded for the comparable period in 2002. This increase is primarily the result of revenue derived from the sale of loans, which increased 22.9%, from $2.1 million for the three months ended June 30, 2002 to $2.6 million for the three months ended June 30, 2003. The increase in partically due to a higher average loan amount and increased servicing premiums on goverment loans.  In addition, the increase also relates to the favorable interest rate enviroment, including the impact of selling loans that had higher rates than market because of customers locking rates early in the sale process combined with effective heding methods, as well as the favorability due to the mix of fixed versus variable interest rate loans closed during the second quarter of 2003 compared to the same period in 2002. Revenue from loan origination fees decreased less than 1.0% compared to the second quarter of 2002, while the number of loans originated decreased 7.1% compared to 2002 primarily because of the decrease in Homes Delivered within the Homebuilding Segment. This decrease was offset by a 5.4% increase in the average loan amount, which was $194,000 for the three months ended June 30, 2003 compared to $184,000 for the three months ended June 30, 2002. Revenue from other sources, primarily loan application fees and title fees, increased slightly from $1.8 million to $1.9 million for the three months ended June 30, 2002 and 2003, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2002 and 2003 remained constant at $1.9 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total Revenue. Total revenue for the six months ended June 30, 2003 was $13.0 million, a 5.2% increase over the $12.3 million recorded for the comparable period in 2002. This increase is primarily the result of revenues derived from the sale of loans, which increased 9.7%, from $6.3 million for the six months ended June 30, 2002 to $6.9 million for the six months ended June 30, 2003. The increase in partically due to a higher average loan amount and increased servicing premiums on goverment loans.  In addition, the increase also relates to the favorable interest rate enviroment, including the impact of selling loans that had  higher rates than market because of customers locking rates early in the sale process combined with effective heding methods, as well as the favorability due to the mix of fixed versus variable interest rate loans closed during the first half of 2003 compared to the same period in 2002. Revenue from loan origination fees decreased 1.7% compared to the first six months of 2002, while the number of loans originated decreased 6.3% compared to 2002 primarily because of the decrease in Homes Delivered within the Homebuilding Segment. This decrease was offset by a 5.5% increase in the average loan amount, which was $192,000 for the six months ended June 30, 2003 compared to $182,000 for the six months ended June 30, 2002. Revenue from other sources, primarily loan application fees and title fees, increased slightly from $3.4 million to $3.5 million for the six months ended June 30, 2002 and 2003, respectively.

General and Administrative Expenses. General and administrative expenses increased 5.9% from $3.6 million for the six months ended June 30, 2002 to $3.8 million for the six months ended June 30, 2003. This was primarily due to an increase in costs associated with an increase in loan applications.

Other Operating Results

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased from $7.5 million for the three months ended June 30, 2002 to $6.2 million for the three months ended June 30, 2003. As a percentage of total revenue, general and administrative expenses decreased to 2.6% for the three months ended June 30, 2003 from 2.9% for the comparable period in the prior year. The decrease was primarily due to the impact of a favorable market adjustment on our interest rate swaps.

Interest Expense. Corporate and homebuilding interest expense, net of amounts capitalized into inventory, for the second quarter of 2003 totaled $1.7 million, decreasing from the $3.8 million recorded for the comparable period of the prior year. Interest expense was lower due to a decrease in total average borrowings from $162 million to $113 million and an increase in interest capitalized because of more land under development and an increase in Houses under Construction; these increases were partially offset by a higher average borrowing rate, which includes the effects of our interest rate swaps.

Income Taxes. The effective tax rate for the three months ended June 30, 2003 increased to 39% from 38% for the second quarter of 2002 due to a greater percentage of the Company’s profits being generated in higher tax states.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased from $10.1 million for the six months ended June 30, 2002 to $9.5 million for the six months ended June 30, 2003. As a percentage of total revenue, general and administrative expenses remained constant at 2.1% for the six months ended June 30, 2003 and June 30, 2002. The decrease in dollars was primarily due to the impact of a favorable market adjustment on our interest rate swaps.

Interest Expense. Corporate and homebuilding interest expense, net of amounts capitalized into inventory, for the first half of 2003 totaled $3.9 million, compared to $7.3 million recorded for the comparable period of the prior year. Interest expense was lower due to a decrease in total average borrowings from $168 million to $99 million and an increase in interest capitalized because of more land under development and an increase in Houses under Construction; these increases were partially offset by a higher average borrowing rate, which includes the effects of our interest rate swaps.

Income Taxes. The effective tax rate for the six months ended June 30, 2003 increased to 39% from 38% for the six months ended June 30, 2002 due to a greater percentage of the Company’s profits being generated in higher tax states.

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

Revenue Recognition. Revenue from the sale of a home is recognized when the home closing has occurred and the risk of ownership is transferred to the buyer. All associated homebuilding costs are charged to costs of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete home construction), previously capitalized indirect costs and estimated warranty costs. Sales commissions are included in selling expense when the closing has occurred. All other costs are expensed as incurred.

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, all of which generally occur simultaneously as each home is closed. We recognize the majority of the revenues associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third-party investors. We recognize mortgage loan origination fees when we close and fund the loans associated with the homes financed. A majority of the financial services mortgage loans and related servicing rights are sold to third-party investors. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Self-insurance. Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include management’s estimates that are based on historical loss development factors. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Liquidity and Capital Resources

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding operations. Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. See Safe Harbor Statement below for further discussion of factors that could impact our source of funds.

Notes Payable Banks. At June 30, 2003, we had bank borrowings outstanding of $82 million under our Bank Credit Facility. The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million (including up to $50 million in outstanding letters of credit) or our borrowing base. Our borrowing base is calculated based on specified percentages of certain types of assets held by the Company as of each month end. The Bank Credit Facility matures in March 2006.

We also had approximately $21 million outstanding at June 30, 2003 under the M/I Financial loan agreement, which permits borrowings of up to $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement, which expires April 29, 2004, allows borrowings of 95% of the aggregate face amount of qualified mortgages.

At June 30, 2003, we had approximately $232 million of unused borrowing availability under our credit facilities, including $9 million under the M/I Financial loan agreement. At June 30, 2003, the Company had approximately $55 million of completion bonds and letters of credit outstanding.

Subordinated Notes. At June 30, 2003, there was outstanding $50 million of Senior Subordinated Notes. The notes bear interest at a fixed rate through August 2004 and a slightly higher rate for two years, maturing in August 2006.

Weighted Average Interest Rate . At June 30, 2003, the weighted average interest rate for our outstanding debt for the six months ended June 30, 2003 and 2002 was 11.4% and 8.5%, respectively, including the cost of the Company’s interest rate swaps. The increase in this rate from 2002 is primarily due to lower average bank borrowings in 2003 with higher swap interest expense than 2002 and a greater percentage of the Company’s total average outstanding borrowings during the period being higher rate subordinated debt.

Mortgage Notes Payable. At June 30, 2003, mortgage notes payable outstanding were approximately $11 million, secured by an office building, lots and land with a recorded book value of approximately $18 million.

Land and Land Development. Single-family lots, land and land development inventory increased from $270 million at December 31, 2002 to $298 million at June 30, 2003. We continue to purchase some lots from outside developers under contracts. We will continue to evaluate all of the alternatives to satisfy our increasing demand for lots in the most cost effective manner. We have interests in joint ventures and limited liability companies that engage in land development activities which are recorded using the equity method of accounting. These entities have no debt on their balance sheets, except for seller requested financing arrangements upon the purchase of land by the entity.

Purchase of Treasury Shares. The Company obtained authorization pursuant to action taken on December 11, 2002, to repurchase up to $50 million worth of shares of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the six-month period ended June 30, 2003, the Company repurchased 506,300 shares at an average price of $27. As of June 30, 2003, the Company had approximately $34 million available to repurchase outstanding common shares from the original Board approval.

Commitments and Contingencies . At June 30, 2003, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 3,044 homes with an aggregate sales price of $760 million. At June 30, 2003, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $213 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2003, the Company had outstanding approximately $55 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits that expire through July 2009.

The Company is involved from time to time in routine litigation. Management does not believe that the ultimate resolution of this litigation will be material to the results of operations of the Company.

Off-Balance Sheet Arrangements

Variable Interest Entities. In the ordinary course of business, the Company enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of joint ventures and limited liability companies, which meet the criteria of variable interest entities ("VIEs"). These entities engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. At June 30, 2003, these entities have assets and other liabilities totaling approximately $44.8 million and $2.8 million, respectively, with the Company’s interest in these entities varying from 33% to 50%. These entities generally do not hold debt securities, except for seller requested financing arrangements upon purchasing land for the entity. The Company believes its maximum exposure related to any of these entities to be the amount invested of $21.0 million plus letters of credit of $2.6 million that serve as completion bonds for the development work in progress. The Company receives its percentage interest in the lots developed in the form of a capital distribution. The Company also owns 49.9% interests in two unconsolidated title insurance agencies that engage in closing services for M/I Financial. The Company’s maximum exposure related to these investments is limited to the amount invested of approximately $100,000. The Company has determined that it is not the primary beneficiary of any of these VIEs and therefore these arrangements are recorded using the equity method of accounting.

In addition to the above, the Company also enters into option and contingent purchase contracts with third parties to acquire land and developed lots, which may qualify as VIEs under FIN 46. At June 30, 2003, the Company had option and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $213 million. With regard to the contracts, the Company has no legal title to the assets, the Company’s maximum exposure to loss is limited to, in most cases, the deposits or letters of credit placed with these entities, and creditors, if any, have no recourse against the Company. The Company has performed an evaluation of the contracts that were entered into after January 31, 2003 in accordance with FIN 46, and has determined that consolidation of these VIEs is not necessary because the Company is not the primary beneficiary of any of the VIEs. The Company is still evaluating the option and contingent purchase contracts entered into prior to February 1, 2003 in accordance with FIN 46, and expects to complete this evaluation by September 30, 2003, however the Company does not anticipate a significant impact on the Company’s financial position or results of operations.

Completion Bonds and Letters of Credit. At June 30, 2003, the Company had outstanding approximately $55 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts, and miscellaneous deposits that expire through July 2009.

Guarantees - In the ordinary course of business, M/I Financial, a wholly owned subsidiary of the Company, enters into agreements that guarantees purchasers of its mortgage loans that M/I Financial will repurchase certain loans should the mortgagee not meet certain conditions of the loan, generally within a specified time period. As of June 30, 2003, M/I Financial had provided indemnifications of $.9 million to third party investors relating to the above guaranteed loans that had actually gone into default.

The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from 5 years to 30 years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. As of June 30, 2003, the amount of future payments that M/I Financial could be required to pay under these guarantees was $5.9 million, however this risk is offset by the value of the underlying asset and related insurance recoveries, as most loans are insured. The Company has accrued management’s best estimate of the potential loss on these loans as of June 30, 2003.

Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, "Consolidation of Variable Interest Entities"("FIN 46"). FIN 46 requires the consolidation of any variable interest entity ("VIE") in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has evaluated all joint venture agreements and land option contracts entered into subsequent to January 31, 2003 in accordance with FIN 46. Based on this evaluation, management has determined that the Company is not the primary beneficiary as defined in FIN 46, and therefore the Company has not consolidated any of its joint ventures or option contracts entered into after January 31, 2003. The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003. Depending on the specific terms or conditions of such entities, the Company may be required to consolidate these VIEs for the quarter ended September 30, 2003. The Company has not completed its assessment but does not anticipate a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities for decisions made by the FASB as part of the Derivative Implementation Group. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company has not completed its evaluation of SFAS 149 but does not believe it will have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement requires that certain financial instruments that were previously classified as equity under FASB Concepts Statement No. 6, "Elements of Financial Statements", be classified as liabilities (or assets in some circumstances). This statement is generally effective July 1, 2003 for financial instruments entered into or modified after May 31, 2003. The Company has not completed its evaluation of SFAS 150 but does not believe it will have a material impact on the Company’s financial condition or results of operations.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below.

General Real Estate, Economic and Other Conditions.The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations and increases in real estate taxes and other local government fees. Interest rate increases also adversely affect the industry, as it is impossible to predict whether rates will be at levels that are attractive to prospective homebuyers. Mortgage rates are currently close to historically low levels. If mortgage interest rates increase, our business could be adversely affected.

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

The Company’s Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and Palm Beach County, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For the first six months of 2003, approximately 30% of our operating income was derived from operations in the Columbus market.

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

Risk of Material and Labor Shortages. T he residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Continued shortages in these areas could delay construction of homes that could adversely affect our business. At this time, we are not experiencing any significant material or labor shortages and, therefore, do not anticipate a material effect for fiscal year 2003.

Significant Voting Control by Principal Shareholders. As of June 30, 2003, members of the Irving E. Schottenstein family, including the Chief Executive Officer, President and Chief Operating Officer, owned approximately 25% of the Company’s outstanding common shares. Therefore, members of the Schottenstein family have significant voting power.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $345 million. To minimize the effects of interest rate fluctuations, we have interest rate swap agreements with certain banks for a total notional amount of $125 million, of which there are two $25 million swaps that offset each other. Under the remaining $75 million, we pay fixed rates of interest. Assuming a hypothetical 10% change in short-term interest rates, our interest expense would not change significantly as the interest rate swap agreements would partially offset the impact.

Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes. The loans are granted at current market interest rates, which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer. At June 30, 2003, the notional principal amount under these loan commitments was approximately $161 million. The fair value adjustment related to these commitments as of June 30, 2003 was $.1 million favorable and is recorded on the Company’s balance sheet.

M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed. At June 30, 2003, the notional principal amount under these forward sales agreements was approximately $161 million and the related fair value adjustment was approximately $.1 million unfavorable. This adjustment is reflected on the Company’s balance sheet. The hedging agreements outstanding at June 30, 2003 mature within 90-120 days. These agreements are recorded at fair value on the balance sheet and any gains or losses are recorded in revenue.

The Company recorded net fair value adjustments of approximately $2.6 million and $2.1 million for the three and six months ended June 30, 2003, respectively, related to loan commitments, forward sales of mortgage-backed securities and interest rate swaps.

ITEM 4: CONTROLS AND PROCEDURES

A.  Evaluation of Disclosure Controls and Procedures:

As of the end of the period for the quarter ended June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon this evaluation, the Chief Executive Officer, along with our Chief Financial Officer, concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company (including all consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, the Company does not expect these disclosure controls to prevent all error and all fraud.

B.  Changes in Internal Controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II - Other Information

Item 1. Legal Proceedings - none.

Item 2. Changes in Securities and Use of Proceeds - none.

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders - none.

Item 5. Other Information

On August 12, 2003, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on October 1, 2003, payable on October 23, 2003.

Item 6. Exhibits and Reports on Form 8-K

Two Form 8-Ks were filed subsequent to the second quarter. The first, dated July 10, 2003, related to the public release of the Company’s unit information as of and for the three and six months ended June 30, 2003. The second, dated July 24, 2003, related to the public release of the Company’s earnings information for the three and six months ended June 30, 2003.

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

31.1
Certification by Irving E. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

31.2
Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

32.1
Certification by Irving E. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

32.2
Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Schottenstein Homes, Inc.
(Registrant)

Date:	August 14, 2003	by:	/s/ Robert H. Schottenstein

Robert H. Schottenstein
President and Director

Date:	August 14, 2003	By:	/s/ Ann Marie Hunker

Ann Marie Hunker
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1
Certification by Irving E. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

31.2
Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

32.1
Certification by Irving E. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

32.2
Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Schottenstein Homes, Inc. and will be retained by M/I Schottenstein Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

