Form 10-Q
period 2003-09-30
M I SCHOTTENSTEIN HOMES INC
filed 2003-11-12
CIK 799292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12434

M/I SCHOTTENSTEIN HOMES, INC .
(Exact name of registrant as specified in its charter)

Ohio	31-1210837
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3 Easton Oval, Suite 500, Columbus, Ohio	43219
(Address of Principal Executive Offices)	(Zip Code)

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

Common stock, par value $.01 per share: 14,456,733 shares

outstanding as of November 3, 2003

M/I SCHOTTENSTEIN HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

			PAGE
PART I.	FINANCIAL INFORMATION		NUMBER

	Item 1.	M/I Schottensein Homes, Inc. and Subsidiaries Cosolidated Financial Statements

		Condensed Consolidated Balance Sheets September 30, 2003 (Unaudited) and December 31, 2002	3

		Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2003 and 2002	4

		Unaudited Condensed Consolidated Statement of Shareholders’Equity for the Nine Months Ended September 30, 2003	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 2.	Changes in Securities and Use of Proceeds	26

	Item 3.	Defaults Upon Senior Securities	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	26

	Item 6.	Exhibits and Reports on Form 8-K	26

Signatures			27

Exhibit Index			28
2

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$2,527	$953
Cash held in escrow	562	381
Receivables	51,345	56,159
Inventories:
Single-family lots, land and land development costs	348,514	269,863
Houses under construction	264,686	177,225
Model homes and furnishings - at cost (less accumulated depreciation:
September 30, 2003 - $98; December 31, 2002 - $66)	2,048	1,948
Land purchase deposits	1,547	2,181
Building, office furnishings, transportation and construction equipment - at cost (less accumulated depreciation:
September 30, 2003 - $7,646; December 31, 2002 - $7,798)	34,552	20,813
Investment in unconsolidated joint ventures and limited liability companies	18,630	20,333
Other assets	22,814	28,602

TOTAL ASSETS	$747,225	$578,458

LIABILITIES AND SHAREHOLDERS’ EQUITY:
LIABILITIES:
Accounts payable	$86,672	$58,187
Accrued compensation	18,711	23,213
Customer deposits	22,789	17,089
Other liabilities	45,774	48,782
Note payable banks - homebuilding	106,000	-
Note payable bank - financial services operations	20,700	28,800
Mortgage notes payable	10,659	12,658
Senior subordinated notes	50,000	50,000

TOTAL LIABILITIES	361,305	238,729

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common stock - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	66,882	65,079
Retained earnings	362,661	306,970
Treasury stock - at cost - 3,176,548 and 2,834,704 shares, respectively held in treasuary at September 30, 2003 and
December 31, 2002	(43,799)	(32,496)

TOTAL SHAREHOLDERS’ EQUITY	385,920	339,729

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$747,225	$578,458

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Revenue	$268,390	$261,509	$718,652	$735,510
Costs and expenses:
Land and housing	201,080	197,117	531,024	554,717
General and administrative	15,717	16,746	41,358	42,894
Selling	17,285	15,972	46,612	45,865
Interest	2,008	2,802	6,046	10,232

Total costs and expenses	236,090	232,637	625,040	653,708

Income before income taxes	32,300	28,872	93,612	81,802

Provision for income taxes	12,919	10,971	36,832	31,084

Net income	$19,381	$17,901	$56,780	$50,718

Net income per common share:
Basic	$1.34	$1.18	$3.93	$3.36
Diluted	$1.31	$1.15	$3.83	$3.27

Weighted average shares outstanding:
Basic	14,435	15,168	14,447	15,114
Diluted	14,848	15,530	14,841	15,519

Dividends per common share	$.025	$.025	$.075	$.075

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2003
	(Unaudited)

	Common Stock		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders'
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Stock	Equity

Balance at December 31, 2002	14,791,419	$176	$65,079	$306,970	$(32,496)	$339,729

Net income	-	-	-	56,780	-	56,780

Dividends to shareholders, $.075 per common share	-	-	-	(1,089)	-	(1,089)

Income tax benefit from stock options and executive deferred stock distributions	-	-	1,399	-	-	1,399

Purchase of treasury shares	(506,300)	-	-	-	(13,528)	(13,528)

Stock options exercised	110,200	-	297	-	1,507	1,804

Deferral of executive and director stock	-	-	825	-	-	825

Executive and director deferred stock distrubutions	54,256	-	(718)	-	718	-

Balance at September 30, 2003	14,449,575	$176	$66,882	$362,661	$(43,799)	$385,920

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
(In thousands)	(Unaudited)	(Unaudited)

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$56,780	$50,718
Adjustments to reconcile net income to net cash (used in) from operating activities:
(Gain) loss from property disposals	(6)	28
Depreciation	1,749	1,658
Deferred income tax expense (benefit)	6,644	(1,939)
Income tax benefit from stock transactions	1,399	-
Equity in undistributed income of unconsolidated joint ventures and limited liability companies	(1,014)	(771)
Net change in assets and liabilities:
Cash held in escrow	(181)	(135)
Receivables	4,814	(246)
Inventories	(155,936)	(1,549)
Other assets	(856)	(2,192)
Accounts payable	28,485	17,720
Customer deposits	5,700	820
Accrued compensation	(4,502)	(3,793)
Other liabilities	(2,183)	3,439

Net cash (used in) from operating activities	(59,107)	63,758

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(15,451)	(628)
Investment in unconsolidated joint ventures and limited liability companies	(8,340)	(11,320)
Distributions from unconsolidated joint ventures and limited liability companies	1,384	1,425

Net cash used in investing activities	(22,407)	(10,523)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from bank borrowings – net of repayments	97,900	(56,000)
Principal repayments of mortgage notes payable	(1,999)	(1,528)
Dividends paid	(1,089)	(1,130)
Proceeds from exercise of stock options	1,804	1,565
Payments to acquire treasury shares	(13,528)	-

Net cash from (used in) financing activities	83,088	(57,093)

Net increase (decrease) in cash	1,574	(3,858)
Cash balance at beginning of period	953	9,988

Cash balance at end of period	$2,527	$6,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest – net of amount capitalized	$5,956	$10,362
Income taxes	$26,608	$32,157

NON-CASH TRANSACTIONS DURING THE PERIOD:
Distribution of singe-family lots from unconsolidated joint ventures and limited liability companies	$9,673	$9,684
Non-monetary exchange of fixed assets	$7,816	$-
Deferral of executive and director stock	$825	$1,080
Executive and director deferred stock distributions	$718	$732

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I SCHOTTENSTEIN HOMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.   Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Schottenstein Homes, Inc. and its Subsidiaries (“the Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information.  The financial statements reflect the elimination of significant intercompany transactions.  Results for the interim period are not necessarily indicative of results for a full year.  In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Shareholders incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period.  Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows.  With regard to the Company, estimates and assumptions are inherent in calculations relating to inventory valuation, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, executive employment agreements, accruals for guaranteed loans, income taxes and contingencies.  Other items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in the “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operation.

NOTE  2.   Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under such plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,”  to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$19,381	$17,901	$56,780	$50,718
Deduct: Total stock-based employee compensation expense determined under
a fair value based method for all awards, net of related tax effect	(330)	(92)	(984)	(552)

Pro forma net income	$19,051	$17,809	$55,796	$50,166

Earnings per share:
Basic - as reported	$1.34	$1.18	$3.93	$3.36
Basic - pro forma	$1.32	$1.17	$3.86	$3.32

Diluted - as reported	$1.31	$1.15	$3.83	$3.27
Diluted - pro forma	$1.28	$1.15	$3.76	$3.23

NOTE  3.   Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of any variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties.  Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.  FIN 46 applied immediately to variable interest entities created after January 31, 2003.  With respect to variable interests held before February 1, 2003, the provisions of FIN 46 must be adopted at the end of the first interim or annual period ending after December 15, 2003, in accordance with FASB Staff Position FIN 46-6, which was issued in October 2003 and revised the original effective date of FIN 46.  The Company has evaluated all joint venture agreements and land option contracts entered into subsequent to January 31, 2003 in accordance with FIN 46.  Based on this evaluation, management has determined that the Company is not the primary beneficiary as defined in FIN 46, and therefore the Company has not consolidated any of its joint ventures or option contracts entered into after January 31, 2003.   The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003.  Depending on the specific terms or conditions of such entities, the Company may be required to consolidate these VIEs for the quarter and year ended December 31, 2003.  The Company has not completed its assessment but does not anticipate a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities for decisions made by the FASB as part of the Derivative Implementation Group.  This statement was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 did not have a significant impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement requires that certain financial instruments that were previously classified as equity under FASB Concepts Statement No. 6, “Elements of Financial Statements,” be classified as liabilities (or assets in some circumstances).  This statement was effective July 1, 2003.  The adoption of SFAS 150 did not have a significant impact on the consolidated financial statements.

NOTE  4.   Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to interest expense as the related inventory is delivered to a third party.  The summary of total interest is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2003	2002	2003	2002

Capitalized interest, beginning of period	$13,082	$11,866	$11,475	$12,187
Interest capitalized to inventory	2,616	1,748	6,346	4,125
Capitalized interest charged to expense	(1,292)	(1,403)	(3,415)	(4,101)

Capitalized interest, end of period	$14,406	$12,211	$14,406	$12,211

NOTE  5.   Like-Kind Exchange

During the quarter ended September 30, 2003, the Company exchanged an airplane valued at $7.8 million, plus $14 million cash, for a new airplane.  In accordance with applicable accounting rules, no gain or loss was recorded on the transaction, as the fair market value of the exchanged airplane equaled the net book value.

NOTE  6.   Investment in Unconsolidated Joint Ventures and Limited Liability Companies

At September 30, 2003, the Company had interests varying from 33% to 50% in joint ventures and limited liability companies that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity.  The Company receives its percentage interest in the lots developed in the form of a capital distribution.   These interests have been determined to be variable interest entities (“VIEs”) as defined in FIN 46.  These entities have assets and other liabilities totaling approximately $41.6 million and $3.7 million, respectively, at September 30, 2003.  These entities generally do not hold debt securities, except for seller-requested financing arrangements upon purchasing land by the entity.  The Company’s maximum exposure related to its investment in these entities is the amount invested of $18.3 million plus letters of credit of $3.5 million that serve as completion bonds for development work in process by the entities.

The Company also owns 49.9% interests in two unconsolidated title insurance agencies that engage in closing services for M/I Financial Corp. (“M/I Financial”).  The Company’s maximum exposure related to these investments is limited to the amount invested of approximately $300,000.

The Company has determined that it is not the primary beneficiary of any of these VIEs and therefore these interests are recorded using the equity method of accounting.

 NOTE  7.   Guarantees and Indemnifications

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2003	2002	2003	2002

Warranty reserves, beginning of period	$6,372	$7,458	$7,233	$7,250
Warranty expense	2,155	1,994	4,551	5,332
Payments made	(2,459)	(2,046)	(5,716)	(5,176)

Warranty reserves, end of period	$6,068	$7,406	$6,068	$7,406

Guarantees

In the ordinary course of business, M/I Financial, a wholly owned subsidiary of the Company, enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan.  M/I Financial has not repurchased any loans under the above agreements in 2003 or 2002, but has provided indemnifications to third party investors for a total of approximately $6.3 million as of September 30, 2003 relating to the above agreements.  The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from 5 years to 30 years.   The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  As of September 30, 2003, the amount of future payments that M/I Financial could be required to pay under these guarantees was $5.9 million; however, this risk is offset by the value of the underlying assets.  The Company has accured management's best estimate of the probable loss on the above loans as of September 30, 2003.

NOTE  8.   Commitments and Contingencies

At September 30, 2003, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 3,123 homes with an aggregate sales price of $789 million.  At September 30, 2003, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $212 million.  Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At September 30, 2003, the Company had outstanding approximately $66 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits that expire through July 2009.

The Company is involved from time to time in routine litigation.  Management does not believe that the ultimate resolution of this litigation will be material to the results of operations of the Company.

NOTE  9.   Operating and Reporting Segments

In conformity with Statement of Financial Accounting Standards (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision makers use internally in evaluating segment performance.

Our reportable segments are strategic business units that offer different products and services.  The business segments are defined as homebuilding and financial services.  The homebuilding operations include the development and sale of land and the sale and construction of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes.  The homebuilding segment’s results also include intercompany charges from corporate, as well as fees paid to the financial services segment to lock in interest rates. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company’s homes.  The loans and servicing rights are sold to third party mortgage lenders and servicers.  Intersegment, corporate and other includes the allocation of interest and other charges relating to programs and services administered centrally, as well as the elimination of intercompany charges and other reclassifications from management reporting necessary for proper presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”).   Financial information relating to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2003	2002	2003	2002

Revenue:
Homebuilding	$261,608	$256,997	$703,611	$722,022
Financial services	8,129	5,770	21,097	18,100
Intersegment	(1,347)	(1,258)	(6,056)	(4,612)

Total revenue	$268,390	$261,509	$718,652	$735,510

Income before income taxes:
Homebuilding	$20,071	$20,895	$61,225	$60,173
Financial services	6,087	3,714	15,250	12,452
Corporate and other	6,142	4,263	17,137	9,177

Total income before income taxes	$32,300	$28,872	$93,612	$81,802

NOTE  10.   Per Share Data

Per share data is calculated based on the weighted average number of common shares outstanding during each period.  The difference between basic and diluted shares outstanding is the effect of dilutive stock options and deferred stock.  There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

NOTE  11.   Purchase of Treasury Shares

The Company obtained authorization from the Board of Directors on December 11, 2002, to repurchase up to $50 million worth of shares of its outstanding common shares.  The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant.  During the three-month period ended September 30, 2003, the Company did not repurchase any shares, and has approximately $34 million available to repurchase outstanding common shares at September 30, 2003.

NOTE  12.   Dividends

On July 24, 2003, the Company paid to shareholders of record of its common stock on July 1, 2003, a cash dividend of $0.025 per share.  On August 12, 2003, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on October 1, 2003, which was paid on October 23, 2003.  Total dividends paid in 2003 through October 23 were approximately $1,450,000.

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

In conformity with Statement of Financial Accounting Standards (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.

The accounting policies of the segments, in total, are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report to Shareholders incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Intersegment revenue primarily represents the elimination of revenue included in financial services revenue for fees paid by the homebuilding operations to lock in interest rates and the reclassification of certain amounts from internal reporting classifications to proper presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”).   Management believes that fees paid by the homebuilding segment to the financial services segment were at market prices for the services provided. Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of up to 14%, as well as an allocation for programs and services administered centrally.  Corporate and other income before income taxes includes selling, general and administrative costs that are not specifically related to either the homebuilding or financial services segment, income resulting from the allocation of interest and other costs to those segments, the elimination of cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2003	2002	2003	2002

Revenue:
Homebuilding	$261,608	$256,997	$703,611	$722,022
Financial services	8,129	5,770	21,097	18,100
Intersegment	(1,347)	(1,258)	(6,056)	(4,612)

Total revenue	$268,390	$261,509	$718,652	$735,510

Income before income taxes:
Homebuilding	$20,071	$20,895	$61,225	$60,173
Financial services	6,087	3,714	15,250	12,452
Corporate and other	6,142	4,263	17,137	9,177

Total income before income taxes	$32,300	$28,872	$93,612	$81,802

Results of Operations

Three Months and Nine Months Ended September 30, 2003 and 2002

Consolidated

Total Revenue. Total revenue for the three months ended September 30, 2003 was $268.4 million, a 3% increase from the $261.5 million recorded for the comparable period in 2002.  Total revenue for the nine months ended September 30, 2003 was $718.7 million, a 2% decrease from the $735.5 million recorded for the comparable period in 2002.  For the third quarter 2003, homebuilding revenue was $261.6 million, an increase of 2% over 2002’s third quarter, and financial services revenue was $8.1 million, a 41% increase from the same period in 2002.  For the nine months ended September 30, 2003, revenue for the homebuilding segment was $703.6 million, a decrease of 3% from the first nine months of 2002, and revenue for the financial services segment was $21.1 million, a 17% increase from the first nine months of 2002.

The 2% increase in homebuilding revenue for the third quarter is primarily a result of an increase in housing revenues due to higher sales prices.  Average sales prices increased from $235,000 in the third quarter of 2002 to $248,000 in the third quarter of 2003.   The increase in sales prices was slightly offset by fewer homes being delivered during the quarter ended September 30, 2003 compared to 2002.  The housing revenue increase was offset by a decrease in revenue from the sale of land and lots, due mainly to fewer lots being sold in Phoenix in the third quarter of 2003 than in 2002.  The 3% decrease in homebuilding revenue for the first nine months is primarily a result of 5% fewer homes being delivered during the first nine months of 2003 compared to 2002, offset, in part, by higher sales prices for the homes delivered.  Average sales prices increased from $237,000 in the first nine months of 2002 to $242,000 in the same period of 2003. Revenue from the sale of land increased $2.4 million for the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to an increase in lot sales in Phoenix, Charlotte and Columbus, offset partially by lower sales in Washington, D.C.

The increase in financial services revenue for the three and nine months ended September 30, 2003 of 41% and 17%, respectively, was primarily due to increased revenue from the sale of loans related to the favorable interest rate environment, hedging of the interest rate fluctuation risk and the favorability due to the mix of fixed versus variable interest rate loans closed during 2003 compared to the same periods in the prior year.   Further discussion of the fluctuations in homebuilding and financial services revenue is included within the applicable Segment section below.

Income Before Income Taxes. Income before income taxes for the third quarter of 2003 was $32.3 million, an increase of $3.4 million and 12% over 2002’s third quarter.  During the third quarter 2003, the homebuilding segment contributed $.8 million less to income in 2003 than in 2002, and the homebuilding income also decreased as a percentage of revenue from 8.1% for the three months ended September 30, 2002 to 7.7% for the three months ended September 30, 2003, due mainly to an increase in the corporate allocation of interest cost resulting from the increase in inventory balances, and higher selling costs, including higher sales bonuses and increased sales model costs being incurred during the current year third quarter.  The financial services segment’s income increased $2.4 million and 64% for the quarter ended September 30, 2003 compared to the same period in 2002, primarily due to increased profit from the sale of loans.  Corporate and other income increased $1.9 million over 2002’s third quarter mainly because of a higher allocation of interest costs to the homebuilding segment and lower selling, general and administrative costs, partially offset by an increase in the elimination of intercompany profit on land and lots transferred from land to housing which have not yet been delivered to a third party by housing.

Income before income taxes for the nine months ended September 30, 2003 was $93.6 million, an increase of  $11.8 million and 14% from the comparable period in 2002.  During the first nine months of 2003, the homebuilding segment contributed $1.1 million more to income in 2003 than in 2002, and the homebuilding income also increased as a percentage of revenue from 8.3% for the nine months ended September 30, 2002 to 8.7% for the nine months ended September 30, 2003, due mainly to the favorable mix of homes delivered and higher sales prices.  The financial services segment’s income increased $2.8 million and 22% for the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to increased profit from the sale of loans.  Corporate and other  income increased $8.0 million over 2002’s first nine months mainly because of the factors described above for the third quarter.

Homebuilding Segment

The following table sets forth certain information related to our homebuilding segment:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2003	2002	2003	2002

Revenue:
Housing	$257,875	$250,492	$678,786	$699,603
Land	3,733	6,505	24,825	22,419

Total revenue	$261,608	$256,997	$703,611	$722,022

Revenue:
Housing	98.6%	97.5%	96.5%	96.9%
Land	1.4	2.5	3.5	3.1

Total revenue	100.0	100.0	100.0	100.0
Land and housing costs	78.1	78.5	77.2	78.1

Gross margin	21.9	21.5	22.8	21.9
General and administrative expenses	3.0	3.0	2.9	2.8
Selling expenses	6.5	6.2	6.6	6.3

Operating income	12.4	12.3	13.3	12.8
Allocated expenses	4.7	4.2	4.6	4.5

Income before income taxes	7.7%	8.1%	8.7%	8.3%

Ohio and Indiana Region
Unit data:
New contracts	642	668	2,362	2,091
Homes delivered	719	725	1,818	1,920
Backlog at end of period	2,067	1,757	2,067	1,757
Average sales price of homes in Backlog	$240	$228	$240	$228
Aggregate sale value of homes in Backlog	$495,000	$401,000	$495,000	$401,000
Number of active subdivisions	88	90	88	90

Florida Region
Unit data:
New contracts	374	268	895	708
Homes delivered	216	210	667	629
Backlog at end of period	769	565	769	565
Average sales price of homes in Backlog	$245	$219	$245	$219
Aggregate sale value of homes in Backlog	$188,000	$124,000	$188,000	$124,000
Number of active subdivisions	24	28	24	28

North Carolina, Virginia, Maryland and Arizona Region
Unit data:
New contracts	111	123	354	424
Homes delivered	113	132	324	404
Backlog at end of period	287	279	287	279
Average sales price of homes in Backlog	$370	$362	$370	$362
Aggregate sale value of homes in Backlog	$106,000	$101,000	$106,000	$101,000
Number of active subdivisions	28	28	28	28

Total
Unit data:
New contracts	1,127	1,059	3,611	3,223
Homes delivered	1,048	1,067	2,809	2,953
Backlog at end of period	3,123	2,601	3,123	2,601
Average sales price of homes in Backlog	$253	$241	$253	$241
Aggregate sale value of homes in Backlog	$789,000	$626,000	$789,000	$626,000
Number of active subdivisions	140	146	140	146

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total Revenue. Total revenue for the homebuilding segment for the quarter ended September 30, 2003 was $261.6 million, a 2% increase from 2002’s third quarter.  The increase in homebuilding revenue was primarily the result of the increase in housing revenue of $7.4 million, partially offset by a decrease in land revenue of $2.8 million.  Housing revenue increased, despite a slight decrease in homes delivered, due in part to the 5% increase in average sales price resulting from the exclusivity of certain subdivisions, availability of additional design options and selected price increases.  The decrease in land revenue was primarily attributable to the $3.8 million decrease in revenues from Phoenix land sales relating to our exit from the Phoenix market as more lots were sold in the third quarter of 2002 compared to 2003, offset partially by the increase of lot sales in Charlotte.   Land revenue can vary significantly depending on the number and type of lots that are sold directly to third parties.

New Contracts and Backlog. New contracts in the third quarter of 2003 increased 6% from 2002’s third quarter.  The increase in new contracts was led by our Florida region, consisting of the Tampa, Orlando and West Palm Beach markets.  At September 30, 2003, our backlog consisted of 3,123 homes, with an approximate sales value of $789.0 million.  This represents a 20% increase in units and a 26% increase in sales value compared to the third quarter of 2002.  The average sales price of homes in backlog increased by 5%, with increases occurring in nearly all of our markets.

Other Financial Information. A home is included in “new contracts” when our standard sales contract is executed.  New contracts are shown net of cancellations. “Homes delivered” represents homes for which the closing of the sale has occurred and title has transferred to the buyer.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.  Most cancellations of contracts in backlog occur because customers cannot qualify for financing, or simply just change their mind, and usually occur prior to the start of construction.  Because we arrange financing for most of our customers, the incidence of cancellations after the start of construction is relatively low.  The cancellation rate for the quarter ended September 30, 2003 and September 30, 2002 was 22.8% and 20.7%, respectively.  Unsold speculative homes, which are in various stages of construction, totaled 117 and 102 at September 30, 2003 and September 30, 2002, respectively.

Gross Margin. The overall gross margin for the homebuilding segment was 21.9% for the three months ended September 30, 2003 compared to 21.5% for the three months ended September 30, 2002.  Housing gross margin increased from 21.4% to 21.7% and land gross margin increased from 23.6% to 38.3% from 2002’s third quarter.  The increase in housing’s gross margin was mainly due to the increase in sales prices in excess of cost increases within certain markets, due to demand, with the largest impact in the Washington, D.C. market.   Several other markets showed small increases in gross margin percentage as a result of changes in mix of homes delivered and cost efficiencies.   The increase in land’s gross margin was due primarily to lots sold in Phoenix.  Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased to $7.8 million for the third quarter of 2003 compared to $7.7 million for the third quarter of 2002.  Payroll-related costs increased $.6 million over 2002, however various other cost decreases partially offset this increase.  As a percentage of revenue, general and administrative expenses remained constant at 3% of revenue for the three months ended September 30, 2003 and 2002.

Selling Expenses. Selling expenses increased slightly to $17.0 million, or 6.5% of revenue, for the third quarter of 2003 from $15.9 million, or 6.2% of revenue, for the third quarter of 2002.  The increase on a percentage of revenue basis is primarily related to higher sales bonuses due to the increase in new contracts, higher rent related to the leaseback of models and slightly higher advertising costs.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

 Total Revenue. Total revenue for the homebuilding segment for the nine months ended September 30, 2003 was $703.6 million, a 3% decrease from 2002.  The decrease was primarily the result of a decrease in housing revenue of $20.8 million offset slightly by an increase in land revenue of $2.4 million.   The decrease in housing revenue resulted because of the 5% decrease in homes delivered during the first nine months of 2003 compared to 2002, offset partially by a 2% increase in average sales price.  Homes delivered were either flat or decreased in all of our markets except Tampa and Orlando, due to unfavorable weather conditions and a slow permitting process in certain markets.  The increase in land revenue was primarily attributable to a $9.1 million increase in revenue from lot sales in the Phoenix, Charlotte and Columbus markets, offset partially by a decrease in the Washington D.C. market where there have been fewer lot sales during the first nine months of 2003 compared to 2002.

New Contracts. New contracts in the first nine months of 2003 increased 12% from 2002’s comparable period.  New Contracts increased in all of the Company’s markets with the exception of Indianapolis, Cincinnati, Charlotte, Raleigh and Washington, D.C.

Gross Margin. The overall gross margin for the homebuilding segment was 22.8% for the nine-month period ended September 30, 2003 compared to 21.9% for the nine-month period ended September 30, 2002.  Housing gross margin increased from 22.0% to 22.6% and land gross margin increased from 21.6% to 30.6% from 2002’s first nine months.  The increase in housing’s gross margin was mainly due the increase in sales prices in excess of cost increases within certain markets, due to demand, with the largest impact in the West Palm Beach and Washington, D.C. markets.   Several other markets showed small increases in gross margin percentage as a result of changes in mix of homes delivered and cost efficiencies.  The increase in land’s gross margin was due primarily to lots sold related to our exit from the Phoenix market.

General and Administrative Expenses. General and administrative expenses increased slightly to $20.4 million for the first nine months of 2003 compared to $20.2 million in the same period of 2002.  Payroll-related costs increased $1.2 million over 2002, however various other cost decreases substantially offset this increase.  As a percentage of revenue, general and administrative expenses remained relatively constant at approximately 3% for the nine months ended September 30, 2003 compared to the same period in the prior year.

Selling Expenses. Selling expenses increased to $46.4 million, or 6.6% of revenue, for the nine months ended September 30, 2003 from $45.5 million, or 6.3% of revenue, for the comparable period in 2002.  The increase on a percentage of revenue basis is primarily related to higher bonuses due to the increase in new contracts, higher rent related to the leaseback of models and slightly higher advertising costs. These increases were partially offset by the reduction of realtor commissions that were lower than the prior year as a result of the decrease in homes delivered.

Financial Services Segment

Financial services consist primarily of originating mortgages for our homebuyers, processing and selling these mortgages and the related servicing rights on the secondary market, and providing title services.

The following table sets forth certain information related to the financial services segment:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2003	2002	2003	2002

Number of loans originated	827	888	2,260	2,417
Dollar amount of loans originated	$161,728	$167,647	$437,439	$446,353
Revenue
Loan origination fees	$1,523	$1,557	$4,119	$4,199
Sale of loans	4,669	2,261	11,532	8,517
Other	1,937	1,952	5,446	5,384

Total revenue	8,129	5,770	21,097	18,100

General and administrative expenses	2,042	2,056	5,847	5,648

Income before income taxes	$6,087	$3,714	$15,250	$12,452

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total Revenue. Total revenue for the three months ended September 30, 2003 was $8.1 million, a 41% increase over the $5.8 million recorded for the comparable period in 2002. This increase is primarily the result of revenue derived from the sale of loans, which increased 107%, from $2.3 million for the three months ended September 30, 2002 to $4.7 million for the three months ended September 30, 2003.  The increase relates to the favorable interest rate environment, including the impact of selling loans that had higher rates than market because of customers locking rates early in the sale process combined with hedging of the interest rate fluctuation risk, as well as the favorability due to the mix of fixed versus variable interest rate loans closed during the third quarter of 2003 compared to the same period in 2002.  In addition, the increase is also due to a higher average loan amount and increased servicing premiums on government loans.  Revenue from loan origination fees decreased 2% compared to the third quarter of 2002.  This decrease is attributable to the 7% decrease in the number of loans originated, which was the result of the decrease in homes delivered within the homebuilding segment.  However, the decrease in originations was partially offset by a 4% increase in the average loan amount, which was $196,000 for the three months ended September 30, 2003 compared to $189,000 for the three months ended September 30, 2002.  Revenue from other sources, primarily loan application fees and title fees, remained constant at $1.9 million for the third quarter.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2002 and 2003 remained constant at approximately $2.0 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total Revenue. Total revenue for the nine months ended September 30, 2003 was $21.1 million, a 17% increase over the $18.1 million recorded for the comparable period in 2002.  This increase is primarily the result of revenues derived from the sale of loans, which increased 35%, from $8.5 million for the nine months ended September 30, 2002 to $11.5 million for the nine months ended September 30, 2003.  The increase relates to the favorable interest rate environment, including the impact of selling loans that had higher rates than market because of customers locking rates early in the sale process combined with hedging of the interest rate fluctuation risk, as well as the favorability due to the mix of fixed versus variable interest rate loans closed during the first nine month of 2003 compared to the same period in 2002.  In addition, the increase is also due to a higher average loan amount and increased servicing premiums on government loans.  Revenue from loan origination fees decreased 2% compared to the first nine months of 2002.  This decrease is attributable to the 6% decrease in the number of loans originated, which was the result of the decrease in homes delivered within the homebuilding segment.  However, the decrease in originations was offset by a 5% increase in the average loan amount, which was $194,000 for the nine months ended September 30, 2003 compared to $185,000 for the nine months ended September 30, 2002.  Revenue from other sources, primarily loan application fees and title fees, remained constant at $5.4 million for the nine months ended September 30, 2002 and 2003.

General and Administrative Expenses. General and administrative expenses increased 4% from $5.6 million for the nine months ended September 30, 2002 to $5.8 million for the nine months ended September 30, 2003.  This was primarily due to an increase in costs associated with an increase in loan applications.

Intersegment, Corporate and Other

Intersegment, corporate and other includes selling, general and administrative costs that are not specifically related to either the homebuilding or financial services segment, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2003	2002	2003	2002

Intersegment revenue eliminations and reclassifications	$(1,347)	$(1,258)	$(6,056)	$(4,612)

Income before income taxes:
Intersegment cost of sales elminations and adjustments	3,217	4,633	11,849	8,914
Corporate selling, general and administrative expenses	(6,045)	(7,263)	(15,835)	(17,839)
Interest income from allocations to homebuilding, net of interest incurred	10,317	8,151	27,179	22,714

Income before income taxes	$6,142	$4,263	$17,137	$9,177

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Intersegment Revenue Eliminations and Reclassifications.  Intersegment revenue eliminations and reclassifications remained constant at $1.3 million for the third quarter 2003 and 2002.

Intersegment Cost of Sales Eliminations and Adjustments.  Intersegment cost of sales eliminations and adjustments decreased from $4.6 million for the third quarter of 2002 to $3.2 million for 2003’s third quarter.  The decrease primarily is attributable to an increase in the elimination of intercompany profit relating to an increase in transfers of lots from land to housing which have not yet been delivered to a third party by housing, offset partially by a higher capitalization of homebuilding costs due to higher average inventory.

Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses decreased from $7.3 million for the three months ended September 30, 2002 to $6.0 million for the three months ended September 30, 2003.  As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased to 2.3% for the three months ended September 30, 2003 from 2.8% for the comparable period in the prior year.  The decrease was primarily due to the impact of a favorable market adjustment on our interest rate swaps and lower self-insurance related costs, partially offset by timing of miscellaneous expenses and an increase in payroll incentive related costs.

Interest.   Interest income from allocations to homebuilding, net of $3.1 million of interest incurred, was $2.2 million higher for the third quarter of 2003 compared to 2002.  The increase was primarily the result of a higher allocation of interest to the homebuilding segment, mainly resulting from the increase in homebuilding inventory.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Intersegment Revenue.  Intersegment revenue eliminations and reclassifications increased from $4.6 million for the first nine months of 2002 to $6.1 million for 2003’s comparable period.  This increase is primarily due to a higher reclassification from internally reported homebuilding revenue to cost of sales for proper presentation under GAAP.

Intersegment Cost of Sales Eliminations and Adjustments.  Intersegment cost of sales eliminations and adjustments  increased from $8.9 million for the first nine months of 2002 to $11.8 million for 2003’s comparable period.  This was primarily due to a higher capitalization of homebuilding costs due to higher average inventory, lower corporate warranty costs and lower costs related to the exit from the Phoenix market, partially offset by an increase in the elimination of intercompany profit relating to an increase in transfers of lots from land to housing which have not yet been delivered to a third party by housing.

Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses decreased from $17.8 million for the nine months ended September 30, 2002 to $15.8 million for the nine months ended September 30, 2003.  As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased from 2.4% to 2.2% for the nine months ended September 30, 2002 and September 30, 2003, respectively.  The decrease was primarily due to the impact of a favorable market adjustment on our interest rate swaps and lower self-insurance costs, partially offset by timing of miscellaneous expenses.

Interest.   Interest income from allocations to homebuilding, net of $8.8 million of interest incurred, was $4.5 million higher for the first nine months of 2003 compared to the same period in 2002.  The increase was primarily the result of a higher allocation of interest to the homebuilding segment, mainly resulting from the increase in homebuilding inventory.  In addition, total interest incurred decreased from the prior year mainly due to lower average borrowings in the first nine months of 2003 than in 2002; however, there was a slightly higher average borrowing rate in the current year.

Other Operating Results

Interest Expense. Total interest expense decreased from $2.8 million for the three months ended September 30, 2002 to $2.0 million for the three months ended September 30, 2003, and decreased from $10.2 million to $6.0 million for the first nine months of 2002 and 2003, respectively.  For the third quarter, interest expense was lower, despite an increase in total average borrowings from $140 million to $166 million, due to an increase in interest capitalized, resulting from more land under development and an increase in houses under construction.  For the third quarter, the Company also incurred a lower average borrowing rate in 2003, including the effects of our interest rate swaps.  For the first nine months, interest expense was lower due to a decrease in total average borrowings from $159 million to $121 million and an increase in interest capitalized, resulting from more land under development and an increase in houses under construction.  However, for the first nine months of 2003, the Company incurred a higher average borrowing rate, including the effects of our interest rate swaps, which partially offset the decreases noted above.

Income Taxes. The effective tax rate for the three months ended September 30, 2003 increased to 40% from 38% for the third quarter of 2002, and increased to 39.3% from 38% for the nine months ended September 30, 2002.  These increases were due to higher state taxes.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an on-going basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  Items that could have a significant impact on estimates and assumptions, and therefore, the financial statements include risk and uncertainties listed in the “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” below.

Inventories.  Inventories are recorded at cost that is not in excess of net realizable value, and we assess the recoverability of inventory based on current market factors and our history of write-downs.  In addition to the costs of direct land acquisition, land development and home construction, inventory costs include capitalized interest, real estate taxes and indirect costs incurred during development and home construction.  Those costs, other than capitalized interest, are charged to cost of sales as housing sales are closed.  Capitalized interest is included in interest expense when the respective housing sales are closed.

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

Self-insurance. Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance.  These accruals include management’s estimates that are based on historical and industry loss development factors.  Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Liquidity and Capital Resources

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances.  We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding operations.  Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured.  See the “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” below for further discussion of factors that could impact our source of funds.

Notes Payable Banks. At September 30, 2003, we had bank borrowings outstanding of $106 million under our Bank Credit Facility.  The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million (including up to $50 million in outstanding letters of credit) or our borrowing base.  Our borrowing base is calculated based on specified percentages of certain types of assets held by the Company as of each month end.  The Bank Credit Facility matures in March 2006.  We also had approximately $21 million outstanding at September 30, 2003 under the M/I Financial loan agreement, which permits borrowings of up to $30 million to finance mortgage loans initially funded by M/I Financial for our customers.  The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement, which expires April 2004, allows borrowings of 95% of the aggregate face amount of qualified mortgages.  At September 30, 2003, we had approximately $208 million of unused borrowing availability under our credit facilities, including $9 million under the M/I Financial loan agreement.  At September 30, 2003, the Company had approximately $66 million of completion bonds and letters of credit outstanding.

Subordinated Notes. At September 30, 2003, there was outstanding $50 million of Senior Subordinated Notes.  The notes bear interest at a fixed rate through August 2004 and a slightly higher rate for two years thereafter, maturing in August 2006.

Weighted Average Interest Rate. At September 30, 2003, the weighted average interest rate for our outstanding debt for the nine months ended September 30, 2003 and 2002 was 9.9% and 8.6%, respectively, including the cost of the Company’s interest rate swaps.  The increase in this rate from 2002 is primarily due to lower average bank borrowings in 2003 with higher swap interest expense than 2002 and a greater percentage of the Company’s total average outstanding borrowings during the period being higher rate subordinated debt.

Mortgage Notes Payable. At September 30, 2003, mortgage notes payable outstanding were approximately $11 million, secured by an office building, lots and land with a recorded book value of approximately $18 million.

Land and Land Development. Single-family lots, land and land development inventory increased from $270 million at December 31, 2002 to $349 million at September 30, 2003, primarily because of the purchase of $180 million of land and lots during the current year.  We continue to purchase some lots from outside developers under contracts.  We will continue to evaluate all of the alternatives to satisfy our increasing demand for lots in the most cost effective manner.  We have interests in joint ventures and limited liability companies that engage in land development activities, which are recorded using the equity method of accounting.  These entities generally do not hold debt securities, except for seller requested financing arrangements upon the purchase of land by the entity.

Like-Kind Exchange.  During the quarter ended September 30, 2003, the Company exchanged an airplane valued at $7.8 million, plus $14 million cash, for a new airplane.  In accordance with applicable accounting rules, no gain or loss was recorded on the transaction, as the fair market value of the exchanged airplane equaled the net book value.

Purchase of Treasury Shares. The Company obtained authorization pursuant to action taken on December 11, 2002, to repurchase up to $50 million worth of shares of its outstanding common shares.  The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant.  During the nine-month period ended September 30, 2003, the Company repurchased 506,300 shares at an average price of $27.  As of September 30, 2003, the Company had approximately $34 million available to repurchase outstanding common shares from the original Board approval.

Commitments and Contingencies. At September 30, 2003, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 3,123 homes with an aggregate sales price of $789 million.  At September 30, 2003, the Company had options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $212 million.  Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.  The Company is involved from time to time in routine litigation.  Management does not believe that the ultimate resolution of this litigation will be material to the consolidated financial statements of the Company.

Off-Balance Sheet Arrangements

Variable Interest Entities.  In the ordinary course of business, the Company enters into arrangements with third parties to acquire land and develop lots.  These arrangements include the creation by the Company of joint ventures and limited liability companies, which meet the criteria of variable interest entities (“VIEs”).  These entities engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity.   At September 30, 2003, these entities have assets and other liabilities totaling approximately $41.6 million and $3.7 million, respectively, with the Company’s interest in these entities varying from 33% to 50%. These entities generally do not hold debt securities, except for seller requested financing arrangements upon purchasing land for the entity.  The Company believes its maximum exposure related to any of these entities to be the amount invested of $18.3 million plus letters of credit of $3.5 million that serve as completion bonds for the development work in progress.  The Company receives its percentage interest in the lots developed in the form of a capital distribution.  The Company also owns 49.9% interests in two unconsolidated title insurance agencies that engage in closing services for M/I Financial.  The Company’s maximum exposure related to these investments is limited to the amount invested of approximately $300,000.  The Company has determined that it is not the primary beneficiary of any of these VIEs and therefore these arrangements are recorded using the equity method of accounting.

In addition to the above, the Company also enters into option and contingent purchase contracts with third parties to acquire land and developed lots, which may qualify as VIEs under Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  At September 30, 2003, the Company had option and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $212 million.  With regard to the contracts, the Company has no legal title to the assets, the Company’s maximum exposure to loss is limited to, in most cases, the deposits or letters of credit placed with these entities, and creditors, if any, have no recourse against the Company.  The Company has performed an evaluation of the contracts that were entered into after January 31, 2003 in accordance with FIN 46, and has determined that consolidation of these VIEs is not necessary because the Company is not the primary beneficiary of any of the VIEs.  The Company is still evaluating the option and contingent purchase contracts entered into prior to February 1, 2003 in accordance with FIN 46, and expects to complete this evaluation by December 31, 2003, however the Company does not anticipate a significant impact on the Company’s financial position or results of operations.

Completion Bonds and Letters of Credit.  At September 30, 2003, the Company had outstanding approximately $66 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts, and miscellaneous deposits that expire through July 2009.

Guarantees.   In the ordinary course of business, M/I Financial, a wholly owned subsidiary of the Company, enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan.  M/I Financial has not repurchased any loans under the above agreements in 2003 or 2002, but has provided indemnifications to third party investors for a total of approximately $6.3 million as of September 30, 2003 relating to the above agreements.  The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from 5 years to 30 years.   The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  As of September 30, 2003, the amount of future payments that M/I Financial could be required to pay under these guarantees was $5.9 million; however, this risk is offset by the value of the underlying assets.  The Company has accured management's best estimate of the probables loss on the above loans as of September 30, 2003.

Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of any VIE in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties.  Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.  FIN 46 applied immediately to variable interest entities created after January 31, 2003.  With respect to variable interests held before February 1, 2003, the provisions of FIN 46 must be adopted at the end of the first interim or annual period ending after December 15, 2003, in accordance with FASB Staff Position FIN 46-6, which was issued in October 2003 and revised the original effective date of FIN 46.  The Company has evaluated all joint venture agreements and land option contracts entered into subsequent to January 31, 2003 in accordance with FIN 46.  Based on this evaluation, management has determined that the Company is not the primary beneficiary as defined in FIN 46, and therefore the Company has not consolidated any of its joint ventures or option contracts entered into after January 31, 2003.   The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003.  Depending on the specific terms or conditions of such entities, the Company may be required to consolidate these VIEs for the quarter and year ended December 31, 2003.  The Company has not completed its assessment but does not anticipate a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities for decisions made by the FASB as part of the Derivative Implementation Group.  This statement was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 did not have a significant impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement requires that certain financial instruments that were previously classified as equity under FASB Concepts Statement No. 6, “Elements of Financial Statement,” be classified as liabilities (or assets in some circumstances).  This statement was effective July 1, 2003.  The adoption of SFAS 150 did not have a significant impact on the consolidated financial statements.

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

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business.  The homebuilding industry is significantly affected by changes in national and local economic and other conditions.  Many of these conditions are beyond our control.  These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand.  In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees.

Availability and Affordability of Residential Mortgage Financing Could Adversely Affect Our Business.  Our business is significantly affected by the impact of interest rates.  Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  Mortgage rates are currently close to historically low levels.  If mortgage interest rates increase, our business could be adversely affected.

We Commit Significant Resources to Land Development Activities Which Involve Significant Risks.  We develop the lots for a majority of our subdivisions.  Therefore, our short and long-term financial success will be dependent upon our ability to develop these subdivisions successfully.  Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks.  Before a subdivision generates any revenue, we may make material expenditures for items such as acquiring land and constructing subdivision infrastructure (roads and utilities).

We Are Dependent on a Limited Number of Markets.  We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  Adverse general economic conditions in these markets could have a material impact on our operations. For the first nine months of 2003, approximately 40% of our operating income was derived from operations in the Columbus market.

Competition.  The homebuilding industry is highly competitive.  We compete in each of our local market areas with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do.  Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors.  We also compete with the resale market for existing homes that provide certain attractions for homebuyers over the new home market.

Governmental Regulation and Environmental Considerations Could Adversely Affect Our Business.  The homebuilding industry is subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design, and construction and similar matters.  This includes local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location.  Such regulation also affects construction activities, including construction materials that must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control.  Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time-consuming and expensive compliance programs.  In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hookups or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of our operations without notice or recourse.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment.  The particular environmental laws which apply to any given project vary greatly according to the project site and the present and former uses of the property.  These environmental laws may result in delays, cause us to incur substantial compliance costs (including substantial expenditures for pollution and water quality control) and prohibit or severely restrict development in certain environmentally sensitive regions.  Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring an environmental audit and resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments.   In addition, M/I Financial is subject to a variety of laws and regulations concerning the underwriting, servicing and sale of mortgage loans.

Material and Labor Shortages Could Adversely Affect Our Business.  The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies.  Continued shortages in these areas could delay construction of homes that could adversely affect our business.  At this time, we are not experiencing any significant material or labor shortages and, therefore, do not anticipate a material effect for fiscal year 2003.

Significant Voting Control by Principal Shareholders.  As of date of this report, members of the Irving E. Schottenstein family, including the Chief Executive Officer, President and Chief Operating Officer, owned approximately 22% of the Company’s outstanding common shares. Therefore, members of the Schottenstein family have significant voting power.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $345 million. To minimize the effects of interest rate fluctuations, we have interest rate swap agreements with certain banks for a total notional amount of $75 million, for which we pay fixed rates of interest.  Assuming a hypothetical 10% change in short-term interest rates, our interest expense would not change significantly as the interest rate swap agreements would partially offset the impact.

Additionally, M/I Financial offers fixed and adjustable rate mortgage loans to buyers of our homes.  The loans are granted at current market interest rates, which are guaranteed from the loan lock date through the transfer of the title of the home to the buyer.  At September 30, 2003, the notional principal amount under these loan commitments was approximately $136 million.  The fair value adjustment related to these commitments as of September 30, 2003 was $0.8 million unfavorable and is recorded on the Company’s balance sheet.

M/I Financial hedges its interest rate risk using optional and mandatory forward sales to hedge risk from the loan lock date generally to the date a loan is closed.  At September 30, 2003, the notional principal amount under these forward sales agreements was $135 million and the related fair value adjustment was approximately $2.1 million unfavorable. This adjustment is reflected on the Company’s balance sheet.  The hedging agreements outstanding at September 30, 2003 mature within 90-120 days.

The Company recorded net fair value adjustments of approximately $2.1 million unfavorable for the three months ended September 30, 2003 related to loan commitments, forward sales of mortgage-backed securities and interest rate swaps.  For the nine months ended September 30, 2003, there was no net impact.

ITEM 4:  CONTROLS AND PROCEDURES

A.    Evaluation of Disclosure Controls and Procedures

As of the end of the period for the quarter ended September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14.  Based upon this evaluation, the Chief Executive Officer, along with our Chief Financial Officer, concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company, including all consolidated subsidiaries, required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Therefore, the Company does not expect these disclosure controls to prevent all error and all fraud.

B.      Changes in Internal Controls

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

Two Form 8-Ks were furnished subsequent to the third quarter.  The first, dated October 9, 2003, related to the public release of the Company’s unit information as of and for the three and nine months ended September 30, 2003.  The second, dated October 28, 2003, related to the public release of the Company’s earnings information for the three and nine months ended September 30, 2003.

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

M/I Schottenstein Homes, Inc.
(Registrant)

Date:	November 11, 2003	by:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
President and Director

Date:	November 11, 2003	By:	/s/ Ann Marie Hunker
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

