Form 10-K
period 2003-12-31
M I HOMES INC
filed 2004-03-10
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

❒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______

Commission File No. 1-12434
M/I HOMES, INC.

(Formerly M/I Schottenstein Homes, Inc.)
(Exact name of registrant as specified in its charter)

Ohio	31-1210837

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3 Easton Oval, Suite 500, Columbus, Ohio 43219

(Address of Principal Executive Offices) (Zip Code) Registrant’s telephone number, including area code: (614) 418-8000

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
Yes X . No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes X . No___.

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant (10,817,823 shares) was approximately $461,705,000. The number of shares of common stock of M/I Homes, Inc. outstanding on February 27, 2004 was 14,033,063.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A (Part III).

TABLE OF CONTENTS

		PAGE NUMBERS

Part I
	Item 1. Business	3 - 9

	Item 2. Properties	9

	Item 3. Legal Proceedings	9

	Item 4. Submission of Matters to a Vote of Security Holders	9

Part II
	Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of
	Equity Securities	10

	Item 6. Selected Financial Data	11 - 12

	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 27

	Item 7A. Quantitative and Qualitative Disclosures about Market Risk	28

	Item 8. Financial Statements and Supplementary Data	29 - 46

	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47

	Item 9A. Controls and Procedures	47

Part III
	Item 10. Directors and Executive Officers of the Registrant	48

	Item 11. Executive Compensation	48

	Item 12. Security Ownership of Certain Beneficial Owners and Management	48

	Item 13. Certain Relationships and Related Transactions	48

	Item 14. Principal Accounting Fees and Services	48

Part IV
	Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	49 - 53

Signatures		54

PART I

ITEM 1. BUSINESS

Company

M/I Homes, Inc. and subsidiaries (the "Company" or "we") is one of the nation’s leading homebuilders. We changed our name to M/I Homes, Inc. from M/I Schottenstein Homes, Inc. effective January 12, 2004 in order to better reflect the corporate identity and brand name and enable the Company to further capitalize on the goodwill that has been earned with the M/I Homes brand name. In 2002, the latest year for which information is available, we were the 19th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine . The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. We sell and construct single-family homes to the first-time, move-up, empty-nester and luxury buyers under the M/I Homes and Showcase Homes trade names. In 2003, our average sales price was $246,000, compared to $238,000 in 2002. During the year ended December 31, 2003, we delivered 4,148 homes and earned revenues of $1.1 billion and net income of $81.7 million, each of which represents the highest in our history.

Our homes are sold in nine geographic markets - Columbus and Cincinnati, Ohio; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; and the Virginia and Maryland suburbs of Washington, D.C. We are the leading homebuilder in the Columbus, Ohio market, based on revenue, and have been the number one builder of single-family detached homes in this market for each of the last fifteen years. In addition, we are one of the top ten homebuilders in the Cincinnati and Tampa markets, based on homes delivered. Our growth strategy primarily targets increasing our market position in the markets in which we currently operate. With respect to geographical diversification, we have expanded into new markets by opening new divisions rather than through acquisitions.

We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing superior customer service. Offering homes at a variety of price points allows us to attract a wide range of buyers, including many existing M/I homeowners. We support our homebuilding operations by providing mortgage financing services through our wholly-owned subsidiary, M/I Financial Corp. ("M/I Financial") and title-related services through affiliated entities.

Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, representing 98% of consolidated revenues in fiscal 2001, 2002 and 2003. The homebuilding segment generates the majority of its revenue from the sale of completed homes with a lesser amount from the sale of land and lots. The financial services segment generates its revenue from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets, for each of our reporting segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Superior locations. We focus on locating and controlling land in the most desirable areas of our markets. We are conservative in our land acquisition policy, and generally only acquire land that is properly zoned and serviceable by utilities. We seek to control a three- to five-year supply of land. For the past five years, we have developed a majority of the lots upon which our homes were built. We believe our expertise in developing land gives us a competitive advantage in controlling attractive locations at competitive costs. At December 31, 2003, we owned 11,908 lots and controlled an additional 11,177 lots pursuant to purchase contracts.

Maintain or increase market position in existing markets. We believe there are significant opportunities to profitably expand in our existing markets. While our primary growth strategy will focus on increasing our market position in these markets, we may, on an opportunistic basis, explore expansion into new markets through organic growth or acquisition.

Provide superior customer service. Our overriding philosophy is to provide superior customer service to our homeowners. We attempt to involve the homeowner in many phases of the building process in order to enhance customer communication, knowledge and involvement.

Our selling process focuses on the homes’ features, benefits, quality and design as opposed to merely price and square footage. In certain markets, we utilize design centers to better promote the sale of options and enable customers to make more informed choices. This enhances the selling process and increases the sale of optional features that typically carry higher margins. We believe all of this leads to a more satisfied homeowner, and based on the responses to our customer questionnaire, for the thirteenth year in a row, more than 95% of our customers would recommend us to a potential buyer.

Offer product breadth and innovative design. We devote significant resources to the research and design of our homes to better meet the needs of our customers. We offer a number of distinct product lines and approximately 500 different floor plans and elevations. In addition to providing customers with a wide variety of choices, we believe we offer a high level of design and construction quality within each of our price ranges.

Maintain decentralized operations with experienced management. Each of our markets has unique characteristics, and is managed locally by dedicated, on-site personnel. Our division presidents possess intimate knowledge of their particular market and are encouraged to be entrepreneurial to best meet the needs of that market. Our incentive compensation structure supports our overall Company goals by rewarding each division president based on financial performances, income growth and customer satisfaction.

Sales and Marketing

We market and sell our homes exclusively under the M/I Homes trade name in all markets except Columbus, where a limited number of our homes are also marketed under the Showcase Homes trade name. Company-employed sales personnel conduct home sales from on-site offices within our furnished model homes. Each sales consultant is trained and prepared to fully explain the features and benefits of our homes, to determine which home best suits each customer’s needs, to explain the construction process and to assist the customer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. We currently employ 125 sales consultants and operate approximately 150 model homes.

We advertise using newspapers, magazines, direct mail, billboards, radio and television. The particular marketing mediums used differ from division to division based on area demographics and other competitive factors. We have also significantly increased advertising on the worldwide web through expansion of our website at www.mihomes.com and through a third party’s website at www.homebuilder.com . In addition, we encourage independent broker participation and, from time to time, utilize various promotions and sales incentives to attract interest from these brokers. Our commitment to quality design and construction, along with our reputation for superior customer service, has resulted in a strong referral base and numerous repeat buyers.

One way that we enhance the selling process is by operating design centers in the Cincinnati, Columbus, Orlando, Tampa and Indianapolis markets. These design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors, standard options and upgrades. In our other markets, this selection process is handled directly by our sales consultants. We also add to the selling process by offering financing to our customers through our wholly-owned subsidiary, M/I Financial, which has branches in all of our markets except Washington, D.C. M/I Financial originates loans for purchasers of our homes. The loans are then sold, along with the servicing rights, to outside mortgage lenders. Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities.

We generally do not commence construction of a home until we obtain a sales contract and preliminary oral advice from the customer’s lender that financing should be approved. However, in certain markets, contracts may be accepted contingent upon the sale of an existing home and construction may be authorized through a certain phase prior to satisfaction of that contingency. In addition, a limited, controlled number of speculative, or "spec", homes (i.e., homes started in the absence of an executed contract) may be built to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products.

Design and Construction

We devote significant resources to the research, design and development of our homes in order to fulfill the needs of homebuyers in all of our markets. Experienced and qualified in-house professionals use modern computer-aided technology to design virtually all of our floor plans and elevations. We offer approximately 500 different floor plans and elevations that are tailored to meet the requirements of each of our markets. We spent $1,637,000, $1,553,000 and $1,479,000 in 2003, 2002 and 2001, respectively for research and development of our homes.

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

Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority ("FHA") and Veterans Administration ("VA") requirements. To allow maximum design flexibility, we limit the use of pre-assembled building components. The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources. We utilize independent subcontractors for the installation of site improvements and the construction of our homes. These subcontractors are supervised by our on-site construction supervisors. All subcontractor work is performed pursuant to written agreements. The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog. We seek to build in large volume to reduce the per unit cost of each home due to advantages achieved by lower unit prices paid to subcontractors for labor and materials. The construction of our homes typically takes approximately four to six months from the start of the home to completion, depending on the size and complexity of the particular home being built. As of December 31, 2003, we had a total of 2,658 homes in backlog in various stages of completion, including homes that are under contract but for which construction has not yet begun.

Warranty

We provide a variety of warranties in connection with our homes and have a program to perform several inspections on each home that we sell. Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the customer. Upon the customer’s request, we will also provide a one-year drywall inspection. We offer a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. To increase the value of the two and thirty-year warranties, both are transferable in the event of the sale of the home. We also pass along to our customers all warranties provided by the manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 1.2%, .8% and .9% of total land and housing costs and expenses for each of the years ended December 2003, 2002 and 2001, respectively.

Markets

Our operations are organized into eleven homebuilding divisions, each of which is managed by a division president, to maximize operating efficiencies and use of local management. Our current divisional operating structure is as follows:
Year
Operations
Division	Commenced

Columbus, Ohio - M/I	1976
Columbus, Ohio - Showcase	1988
Columbus, Ohio - Horizon	1994
Cincinnati, Ohio	1988

Indianapolis, Indiana	1988

Tampa, Florida	1981
Orlando, Florida	1984
West Palm Beach, Florida	1984

Charlotte, North Carolina	1985
Raleigh, North Carolina	1986

Washington, D.C.	1991

Columbus is the capital of Ohio, with federal, state and local governments providing significant and stable employment. Columbus is also the home of The Ohio State University, one of the largest universities in the world. Columbus continues to be a stable market with diverse economic and employment bases. Single-family permits reached nearly 11,700 in 2003. Since 1994, we have had three separate operating divisions in Columbus.

Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger, the University of Cincinnati and General Electric. In addition, Cincinnati has a vibrant financial services industry. Single-family permits reached over 10,800 in 2003.

Indianapolis is a market noted for its diverse industrial and relatively young population. Significant industries include health and pharmaceutical, distribution and services. Housing activity continued to be stable in 2003 with over 13,000 single-family permits.

Tampa’s housing market is strong, anchored by financial and other back-office operations, tourism and conventions. In-migration remains steady as a result of on-going business expansions and relocations. Single-family housing permits reached over 20,000 in 2003.

Orlando’s economy continues to be stable and offer significant growth potential. Predominant industries include tourism, high-tech and manufacturing. Single-family permits reached over 22,000 in 2003.

West Palm Beach is one of the more affluent markets in the United States. Job gains in 2003 were led by the construction, retail, tourism, healthcare and service sectors. Housing activity continued to be strong in 2003 with over 10,800 single-family permits.

Charlotte is home to firms in the banking industry, as well as a growing presence of corporate headquarters and the addition of some new manufacturing operations. The demographics continue to support long-term growth with strong in-migration and an educated workforce. In 2003, construction activity continued to be steady with over 17,000 single-family permits.

The Raleigh market continues to be stable with state government, three major universities and growth in the pharmaceutical and biotech industries contributing to its significant and stable employment base. Housing activity continued to be stable in 2003 with over 14,000 single-family permits.

The Washington, D.C. metro economy continues to be favorable with major contributions from the construction, technology and government sectors. Housing activity continues to be robust, with over 30,000 single-family permits issued in 2003. Our operations are located throughout the Maryland and Virginia suburbs of Washington, D.C.

Product Lines

On a regional basis, we offer homes ranging in base sales price from approximately $95,000 to $1,300,000 and ranging in square footage from approximately 1,100 to 5,000 square feet. There are approximately 500 different floor plans and elevations across all product lines. In addition, we offer a line of attached townhomes exclusively in the Washington, D.C. market that have approximately 2,000 square feet of living space. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our customers, and we have been very successful in this area.

In each of our home lines, upgrades and options are available to the homebuyer for an additional charge. Major options include fireplaces, additional bathrooms and higher quality flooring, cabinets and appliances. The options are typically more numerous and significant on more expensive homes.

Land Acquisition and Development

Our land development activities and land holdings have increased significantly during the past few years. We develop a majority of our land internally because we believe it is prudent to do so in order to maximize our ability to secure the best locations. We continue to purchase finished lots, on a limited basis, from outside developers under option contracts, when possible, to limit our risk; however, we constantly evaluate our alternatives to satisfy the need for lots in the most cost effective manner. At the present time, approximately 87% of lots in our inventory have been internally developed. We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to five years. Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have, on a very select basis, developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

To limit the risk involved in the development of raw land, we acquire land primarily through the use of contingent purchase contracts. These contracts require the approval of our corporate land committee and condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, traffic patterns, market analysis, development costs, title matters and other property-related criteria. Only after this thorough evaluation has been completed do we make a commitment to purchase undeveloped land.

From time to time, on a limited basis, we enter into land joint ventures. At December 31, 2003, we had interests varying from 33% to 50% in each of 25 joint ventures and limited liability companies ("LLCs"), all located in Columbus, Ohio. These joint ventures and LLCs develop raw ground into lots and, typically, we receive our percentage interest in the form of a distribution of developed lots. These joint ventures and LLCs are equity financed except where seller financing is available on attractive terms.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2003, $42.5 million of completion bonds were outstanding for these purposes, as well as $9.3 million of letters of credit.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes. At December 31, 2003, we had 3,112 developed lots and 712 lots under development in inventory. We also owned raw land expected to be developed into approximately 7,203 lots.

In addition, at December 31, 2003, our interest in lots held by joint ventures and LLCs consisted of 189 lots under development, and raw land zoned for 692 lots.

At December 31, 2003, we had purchase contracts to acquire 2,428 developed lots and raw land to be developed into approximately 8,749 lots for a total of 11,177 lots, with an aggregate current purchase price of approximately $315 million. Purchase of these properties is often contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval, completion of development and availability of building permits.

The following table sets forth our land position in lots (including our interest in joint ventures and LLCs) at December 31, 2003:

	Lots Owned
					Lots
	Finished	Lots Under	Undeveloped	Total Lots	Under
Region	Lots	Development	Lots	Owned	Contract	Total

Ohio and Indiana	2,560	395	4,941	7,896	7,036	14,932

Florida	155	185	2,233	2,573	2,440	5,013

North Carolina and Washington, D.C.	397	321	721	1,439	1,701	3,140

Total	3,112	901	7,895	11,908	11,177	23,085

Financial Services

We provide mortgage financing services to purchasers of our homes through our wholly-owned subsidiary, M/I Financial. M/I Financial provides financing services in all of our housing markets except Washington, D.C. During the year ended December 31, 2003, in the markets served, we captured 87% of the available business from purchasers of our homes, originating approximately $650 million of mortgage loans. The mortgage loans originated by M/I Financial are generally sold to a third party within two weeks of originating the loan.

M/I Financial has been approved by the Department of Housing and Urban Development ("HUD") and the VA to originate mortgages that are insured and/or guaranteed by these entities. In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation and by the Federal National Mortgage Association ("FNMA") as a seller and servicer of mortgages.

We also provide title services to purchasers of our homes through majority-owned subsidiaries, TransOhio Residential Title Agency, Ltd., M/I Title Agency, Ltd. and Washington/Metro Residential Title Agency, LLC and through a joint venture with Stewart Title Agency of Columbus. Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of homes that we build in all of our housing markets except Raleigh, Charlotte and West Palm Beach. We assume no underwriting risk associated with the title policies.

Corporate Operations

Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:
  Establish operating policies;
  Monitor and manage the growth, strategies and performance of our operating divisions;
  Allocate capital resources;
  Perform all cash management functions for the Company as well as maintain our relationship with lenders;
  Maintain centralized information systems; and
  Maintain centralized financial reporting and internal audit function.
Competition

The homebuilding industry is highly competitive. In each of our markets, we compete with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. In addition, there is competition with the resale market for existing homes. We believe that we have a very strong competitive position in the markets in which we operate because of our commitment to both quality and customer service.

Regulation and Environmental Matters

The homebuilding industry, including the Company, is subject to various local, state and federal (including FHA and VA) statues, ordinances, rules and regulations concerning zoning, building, design, construction, sales and similar matters. These regulations affect construction activities, including types of construction materials that may be used, certain aspects of building design, sales activities and dealings with consumers. We are required to obtain licenses, permits and approvals from various governmental authorities for development activities. In many areas, we are subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of homes within the boundaries of a particular locality. We strive to reduce the risks of restrictive zoning and density requirements by using contingent land purchase contracts, which state that land must meet various requirements, including zoning, prior to our purchase.

Development may be subject to periodic delays or precluded entirely due to building moratoriums. Generally, these moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific market areas or subdivisions. The moratoriums we have experienced have not been of long duration and have not had a material effect on our business.

Each of the states in which we operate has a wide variety of environmental protection laws. These laws generally regulate developments which are of substantial size and which are in or near certain specified geographic areas. Furthermore, these laws impose requirements for development approvals which are more stringent than those that land developers would have to meet outside of these geographic areas.

Additional requirements may be imposed on homebuilders and developers in the future, which could have a significant impact on us and the industry. Although we cannot predict the effect, such requirements could result in time-consuming and expensive compliance programs. In addition, the continued effectiveness of current licenses, permits or development approvals is dependent upon many factors, some of which may be beyond our control.

Employees

At January 31, 2004 we employed 978 people (including part-time employees), of which 253 were employed in sales, 422 in construction and 303 in management, administrative and clerical positions. We consider our employee relations to be very good. No employees are represented by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the internet on the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 450 Fifth Street NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal internet address is www.mihomes.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K that are furnished or filed, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not part of this report.

ITEM 2. PROPERTIES

We own and operate an approximately 85,000 square foot office building for our home office and lease all of our other offices.

Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business. See "ITEM 1. BUSINESS – Land Acquisition and Development."

ITEM 3. LEGAL PROCEEDINGS

We are involved in routine litigation incidental to our business. Management does not believe that any of this litigation is material to our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES
OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol "MHO." As of February 27, 2004, there were approximately 350 record holders of the Company’s common stock. At that time there were 17,626,123 shares issued and 14,033,063 shares outstanding. The table below presents the highest and lowest prices for the Company’s common stock during each of the quarters presented:

2003	HIGH	LOW

First quarter	$30.25	$24.78
Second quarter	46.40	28.23
Third quarter	44.65	39.28
Fourth quarter	45.00	34.40

2002

First quarter	$30.85	$24.30
Second quarter	37.68	26.93
Third quarter	39.29	27.10
Fourth quarter	33.28	23.00

The highest and lowest prices for the Company’s common stock from January 1, 2004 through February 27, 2004 were $45.24 and $35.92.

The Company typically declares dividends on a quarterly basis, as approved by the Board of Directors. Total dividends paid were approximately $1.5 million for each of the years ended December 31, 2003 and 2002. On November 11, 2003 and March 8, 2004, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common stock on January 2 and April 1, 2004, payable on January 22, 2004 and April 22, 2004, respectively.

On December 10, 2002, the Board of Directors authorized the repurchase of up to $50 million worth of outstanding common stock. This repurchase program replaces and supercedes the unused portions of all of the repurchase programs that have previously been authorized. As of March 8, 2004, the Company had purchased 1,077,700 shares at an average price of $31.53 per share and had approximately $16.0 million remaining available for repurchase under this Board-approved repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	2003	2002	2001	2000	1999

Income Statement (Year Ended December 31):

Revenue	$1,069,563	$1,033,025	$976,766	$935,039	$852,445

Gross margin	$272,837	$249,273	$221,554	$198,972	$184,570

Income before cumulative effect of change in accounting principle	$81,730	$66,612	$52,601	$44,444	$41,611

Cumulative effect of change in accounting principle - net of income taxes	-	-	$2,681	-	-

Net income	$81,730	$66,612	$55,282	$44,444	$41,611

Net income per common share before cumulative effect of change in accounting principle:
Basic	$5.66	$4.41	$3.49	$2.82	$2.38
Diluted	$5.51	$4.30	$3.39	$2.76	$2.34

Net income per common share:
Basic	$5.66	$4.41	$3.66	$2.82	$2.38
Diluted	$5.51	$4.30	$3.56	$2.76	$2.34

Weighted average common shares outstanding:
Basic	14,428	15,104	15,092	15,767	17,524
Diluted	14,825	15,505	15,530	16,112	17,766

Dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10

Balance Sheet (December 31):

Inventory	$591,626	$451,217	$479,236	$449,434	$432,702

Total assets	$746,872	$578,458	$612,110	$567,642	$531,562

Notes and mortgage notes payable	$129,614	$41,458	$144,227	$159,219	$162,075

Subordinated notes	$50,000	$50,000	$50,000	$50,000	$50,000

Shareholders’ equity	$402,409	$339,729	$279,891	$228,889	$200,512

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share amounts)	2003	2003	2003	2003

New contracts	874	1,127	1,343	1,141
Homes delivered	1,339	1,048	961	800
Backlog at end of period	2,658	3,123	3,044	2,662
Revenue	$350,911	$268,390	$241,253	$209,009
Gross margin	$85,209	$67,310	$63,654	$56,664
Net income	$24,950	$19,381	$19,525	$17,874
Net income per common share:
Basic	$1.74	$1.34	$1.36	$1.22
Diluted	$1.69	$1.31	$1.32	$1.19
Weighted average common shares outstanding (In thousands):
Basic	14,372	14,435	14,350	14,558
Diluted	14,771	14,848	14,764	14,901
Dividends per common share	$0.025	$0.025	$0.025	$0.025

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share amounts)	2002	2002	2002	2002

New contracts	907	1,059	1,081	1,083
Homes delivered	1,187	1,067	1,040	846
Backlog at end of period	2,321	2,601	2,609	2,568
Revenue	$297,515	$261,509	$258,439	$215,562
Gross margin	$68,480	$64,392	$62,467	$53,934
Net income	$15,894	$17,901	$16,898	$15,919
Net income per common share:
Basic	$1.05	$1.18	$1.12	$1.06
Diluted	$1.03	$1.15	$1.09	$1.03
Weighted average common shares outstanding (In thousands):
Basic	15,075	15,168	15,142	15,032
Diluted	15,411	15,530	15,524	15,498
Dividends per common share	$0.025	$0.025	$0.025	$0.025

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title services for purchasers of the Company’s homes.

In conformity with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The accounting policies of the segments, in total, are the same as those described in the Summary of Significant Accounting Policies. Intersegment revenue primarily represents the elimination of revenue included in financial services for fees paid by the homebuilding operations relating to loan origination fees for its homebuyers and the reclassification of certain amounts from internal reporting classifications to proper presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 14% for housing and 9% for land, as well as an allocation for programs and services administered centrally. A management decision was made for 2004 that this interest rate will be adjusted to 12% for housing and 6% for land to more closely reflect our actual costs, which will result in a lower allocation of interest to homebuilding, and therefore, higher income before taxes within the homebuilding segment. Corporate and other income before income taxes includes selling, general and administrative costs that are viewed by management as not specifically related to either the homebuilding or financial services segment, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

	Year Ended December 31,

(In thousands)	2003	2002	2001

Revenue:
Homebuilding	$1,047,432	$1,015,162	$959,295
Financial services	28,736	23,812	22,241
Intersegment	(6,605)	(5,949)	(4,770)

Total Revenue	$1,069,563	$1,033,025	$976,766

Depreciation and Amortization:
Homebuilding	$2,163	$2,023	$1,455
Financial services	128	101	113
Corporate and other	91	115	441

Total Depreciation and Amortization	$2,382	$2,239	$2,009

Interest Expense:
Homebuilding	$9,401	$13,362	$15,642
Financial services	236	448	526
Corporate and other	-	-	-

Total Interest Expense	$9,637	$13,810	$16,168

Income Before Income Taxes:
Homebuilding	$91,864	$81,920	$66,157
Financial services	20,093	15,590	13,872
Corporate and other	23,142	11,690	5,013

Total Income Before Income Taxes	$135,099	$109,200	$85,042

Income Taxes:
Homebuilding	$36,286	$30,818	$25,690
Financial services	7,937	6,080	5,291
Corporate and other	9,146	5,690	1,460

Total Income Taxes	$53,369	$42,588	$32,441

Assets:
Homebuilding	$633,877	$504,802	$537,871
Financial services	71,065	59,142	54,175
Corporate and other	41,930	14,514	20,064

Total Assets	$746,872	$578,458	$612,110

Capital Expenditures:
Homebuilding	$15,659	$540	$5,994
Financial services	36	251	77
Corporate and other	48	20	34

Total Capital Expenditures	$15,743	$811	$6,105

Total Gross Margin %	25.5%	24.1%	22.7%

Total Operating Margin %	13.5%	11.9%	10.4%

Consolidated Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue. Total revenue for 2003 was $1.1 billion, an increase of $36.5 million over 2002. The increase was primarily the result of an increase of $32.3 million in homebuilding revenue and an increase of $4.9 million in financial services revenue. The increase in homebuilding was the result of growth of $35.4 million and 3.6% in housing revenue offset slightly by a decrease of $3.2 million in land revenue. Housing revenue increased as a result of a 3.4% increase in the average sales price of homes delivered, from $238,000 in 2002 to $246,000 in 2003, led by our Florida region. The number of homes delivered remained constant in 2003 compared to 2002. The decrease in land revenue was primarily due to a decrease in lot sales in our Washington, D.C. and Orlando markets of $7.2 million and $2.3 million, respectively. These decreases were partially offset by increases of $3.2 million in Charlotte, $2.0 million in Columbus, and $1.5 million in Raleigh. Land revenue can vary significantly from year to year, given that management opportunistically determines the particular land or lots to be sold directly to third parties. The increase in financial services revenue was primarily attributable to increases in revenue earned from the sale of loans and the related activities.

Gross and Operating Margins. Gross margin, as a percentage of revenue, increased from 24.1% to 25.5% and operating margin increased from 11.9% to 13.5%. The increase in gross margin is partially attributable to higher selling prices, due to homebuyers purchasing more upgrades and options that generally carry higher margins. Financial services also had higher profits as a result of generating more revenues from the sale of loans, primarily because of the full year effect of being able to offer more fixed rate loans to the third parties that purchase the loans. In addition to the factors described above, the operating margin increase was also attributable to lower general and administrative expenses, mainly due to the $4.2 million favorable impact over 2002 from our interest rate swaps that will mature in 2004. There is no assurance that the Company will be able to maintain the current margin levels if interest rates were to increase, as homebuyers are usually able to afford to purchase more options when interest rates are low, and more homebuyers select variable rate loans, which may result in lower profits for financial services when the loans are sold to third parties.

Income Before Income Taxes. Income before income taxes increased $25.9 million over 2002, representing a 23.7% increase. The increase related to both homebuilding and financial services, which experienced increases of $9.9 million (12.1% increase), and $4.5 million (28.9% increase), respectively. The increase in homebuilding income was primarily due to the 3.4% increase in the average sales price of homes delivered with approximately the same number of total homes delivered, an improvement in housing gross margins from 21.7% to 22.4% due primarily to pricing increases in certain markets and the mix of homes delivered, including the impact of customer’s selecting more options, which generally have higher margins. The increase in financial services income was primarily the result of increased income from the sale of loans and the related activities, with a relatively fixed operating expense base. In addition, corporate and other income before taxes increased $11.5 million primarily due to a $5.1 million increase in the net interest income from allocations to the homebuilding segment, resulting mainly from higher inventory balances within homebuilding, and a $3.0 million favorable market adjustment on our interest rate swaps in 2003, which was $1.2 million unfavorable in 2002. Our interest rate swaps will mature in the third quarter of 2004.

Interest Expense. Interest expense for 2003 decreased to $9.6 million from $13.8 million in 2002. Interest expense was lower in 2003 primarily due to an 8.2% decrease in the average borrowings outstanding during the year and higher interest capitalization due to higher inventory balances in 2003.

Income Taxes. The effective tax rate increased from 39.0% to 39.5% from 2002 to 2003. The increase is primarily attributed to higher state taxes in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue. Total revenue for 2002 was $1.0 billion, an increase of $56.3 million over 2001. The increase was the result of an increase of $55.9 million in homebuilding revenue and an increase of $1.6 million in financial services revenue. The increase in homebuilding was the result of $42.8 million growth in housing revenue and $13.0 million in land revenue. Housing revenue increased as a result of a 6.7% increase in the average sales price of homes delivered. This was offset by a 2.1% decrease in the number of homes delivered. The increase in land revenue was primarily due to an increase in lot sales related to our exit from the Phoenix market. We also experienced increases in land sales in our Cincinnati, Orlando and Washington, D.C. markets. These increases were partially offset by decreases in Columbus and Indianapolis. The increase in financial services revenue was primarily attributable to increases in revenue earned from the sale of loans and increased earnings from title services.

Gross and Operating Margins. Gross margin, as a percentage of revenue, increased from 22.7% to 24.1% and operating margin increased from 10.4% to 11.9%. The increase in gross margin is partially attributable to higher selling prices due to homebuyers purchasing more upgrades and options that generally carry higher margins. Financial services also had higher profits as a result of generating more revenues from the sale of loans, primarily because of being able to offer more fixed rate loans to the third parties that purchase the loans. In addition to the factors described above, the operating margin increase was also attributable to lower general and administrative expenses in 2002, as 2001 expenses included amounts relating to exiting the Phoenix market that were not incurred in 2002.

Income Before Income Taxes. Income before income taxes increased $24.2 million over 2001. The increase related to both homebuilding and financial services, which experienced increases of $15.8 million and $1.7 million, respectively. The increase in homebuilding income was primarily due to increases in the average sales price of homes delivered and housing gross margins. The increase in financial services income was primarily the result of increased income from the sale of loans and the favorable interest rate environment during 2002. The increase in corporate and other amounts from 2001 to 2002 was primarily due to certain administrative expenses recognized in 2001 related to exiting the Phoenix market that were not recognized in 2002.

For the year ended December 31, 2001, the cumulative effect of a change in accounting principle resulted in an increase in income of $2.7 million, net of income taxes. This accounting change was the result of the January 1, 2001 adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which required us to record the value of interest rate swaps, certain loan commitments and forward sales of mortgage-backed securities at fair value.

Interest Expense. Interest expense for 2002 decreased to $13.8 million from $16.2 million in 2001. Interest expense was lower in 2002 primarily due to a 32.1% decrease in the average borrowings outstanding offset somewhat by a slightly higher interest rate.

Income Taxes. The effective tax rate increased from 38.1% to 39.0% from 2001 to 2002. The increase is primarily attributed to higher state taxes in 2002.

Seasonality and Variability in Quarterly Results

We have experienced, and expect to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the third and fourth quarters. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. The following tables reflect this cycle for the Company during the four quarters of 2003 and 2002:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2003	2003	2003	2003

Revenue	$350,911	$268,390	$241,253	$209,009
Unit data:
New contracts	874	1,127	1,343	1,141
Homes delivered	1,339	1,048	961	800
Backlog at end of period	2,658	3,123	3,044	2,662

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2002	2002	2002	2002

Revenue	$297,515	$261,509	$258,439	$215,562
Unit data:
New contracts	907	1,059	1,081	1,083
Homes delivered	1,187	1,067	1,040	846
Backlog at end of period	2,321	2,601	2,609	2,568

Homebuilding Segment

The following table sets forth certain information related to our homebuilding segment:

	Year Ended December 31,

(Dollars in thousands)	2003	2002	2001

Revenue:
Housing	$1,019,986	$984,564	$941,717
Land	27,446	30,598	17,578

Total revenue	$1,047,432	$1,015,162	$959,295

Revenue:
Housing	97.4%	97.0%	98.2%
Land	2.6	3.0	1.8

Total revenue	100.00	100.0	100.0
Land and housing costs	77.6	78.7	79.3

Gross margin	22.4	21.3	20.7
General and administrative expenses	2.8	2.7	2.8
Selling expenses	6.4	6.4	6.5

Operating income	13.2	12.2	11.4
Allocated expenses	4.4	4.2	4.5

Income before income taxes	8.8%	8.0%	6.9%

Ohio and Indiana Region
Unit data:
New contracts	2,856	2,667	2,931
Homes delivered	2,741	2,730	2,650
Backlog at end of period	1,638	1,523	1,586
Average sales price of homes in backlog	$252	$231	$219
Aggregate sales value of homes in backlog	$413,000	$352,000	$348,000
Number of active subdivisions	85	85	87

Florida Region
Unit data:
New contracts	1,160	924	900
Homes delivered	923	869	906
Backlog at end of period	778	541	486
Average sales price of homes in backlog	$254	$227	$213
Aggregate sales value of homes in backlog	$197,000	$123,000	$103,000
Number of active subdivisions	22	27	28

North Carolina and Washington, D.C. Region (1)
Unit data:
New contracts	469	539	616
Homes delivered	484	541	671
Backlog at end of period	242	257	259
Average sales price of homes in backlog	$390	$356	$417
Aggregate sales value of homes in backlog	$94,000	$92,000	$108,000
Number of active subdivisions	28	28	30

Total
Unit data:
New contracts	4,485	4,130	4,447
Homes delivered	4,148	4,140	4,227
Backlog at end of period	2,658	2,321	2,331
Average sales price of homes in backlog	$265	$244	$240
Aggregate sales value of homes in backlog	$704,000	$567,000	$559,000
Number of active subdivisions	135	140	145

(1) Also includes Arizona in 2001 and 2002.

A home is included in "new contracts" when our standard sales contract is executed. "Homes delivered" represents homes for which the closing of the sale has occurred and risk has transferred to the buyer. "Backlog" represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. Since we arrange financing with guaranteed rates for some of our customers, the incidence of cancellations after the start of construction is low. Unsold speculative homes, which are in various stages of construction, totaled 99, 125 and 105 at December 31, 2003, 2002 and 2001, respectively.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue. Revenue for the homebuilding segment was $1.0 billion, an increase of 3.2%, or $32.3 million from 2002. This increase was due to a 3.6% increase in housing revenue, offset partially by a 10.3% decrease in land revenue. The increase in housing revenue was due to an increase of 3.4% in the average sales price of homes delivered, from $238,000 in 2002 to $246,000 in 2003. The average sales price of homes delivered increased in all of our markets except Raleigh and Washington, D.C. The number of homes delivered remained relatively constant from 2002 to 2003; however, there were more homes delivered in Columbus, Tampa, Orlando and Charlotte in 2003 compared to 2002, offset by fewer homes delivered in other markets. The decrease in land revenue was primarily due to a decrease in lot sales in our Washington, D.C., Orlando and Cincinnati markets of $7.2 million, $2.3 million and $1.7 million, respectively. These decreases were partially offset by increases of $3.2 million in Charlotte, $2.0 million in Columbus, and $1.5 million in Raleigh. Land revenue can vary significantly from year to year, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

Home Sales and Backlog. New contracts recorded in 2003 increased 8.6% over the prior year. New contracts increased in Columbus, Tampa, Orlando and West Palm Beach due to both the economic conditions in those markets and the availability of new subdivisions in exclusive or high demand locations. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers.

At December 31, 2003, the total sales value of our backlog of 2,658 homes was approximately $704.0 million, representing a 24.2% increase in sales value and a 14.5% increase in units compared to the levels recorded at December 31, 2002. The average sales price of homes in backlog increased 8.6%, from $244,000 at December 31, 2002 to $265,000 at December 31, 2003, with increases occurring in all of our markets except Charlotte.

Gross Margin. The gross margin for the homebuilding segment was 22.4% for 2003, compared to 21.3% for 2002. Housing gross margin increased from 21.7% to 22.4% and land gross margin increased from 8.3% to 22.2% The increase in housing’s gross margin was mainly due to the increase in sales prices in excess of cost increases within certain markets, due to demand, with the largest impact in the West Palm Beach and Washington, D.C. markets. Several other markets showed lower increases in gross margin percentage as a result of changes in mix of homes delivered, including the impact of customer’s selecting more options, which generally have higher margins, along with operating efficiencies. The increase in land’s gross margin was due primarily to lots sold in Charlotte and Columbus. Land gross margins can vary significantly from year to year depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $27.1 million in 2002 to $28.9 million in 2003. As a percentage of revenue, general and administrative expenses increased slightly from 2.7% of revenue in 2002 to 2.8% of revenue in 2003. The increase was primarily due to higher overall payroll- related costs in the current year due to the increase in operations.

Selling Expenses. Selling expenses increased from $64.6 million in 2002 to $67.9 million in 2003; however, selling expenses remained constant at 6.4% of total revenue. The increase in expense was due to increases in sales commissions paid to outside realtors and an increase in bonuses paid to sales management due to the increase in the number of new contracts in the current year.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue. Revenue for the homebuilding segment was $1.0 billion, an increase of 5.8%, or $55.9 million from 2001. This increase was due to a 4.5% increase in housing revenue and a 74.1% increase in land revenue. The increase in housing revenue was due to an increase of 6.7% in the average sales price of homes delivered. The average sales price of homes delivered increased in all our markets. The number of homes delivered decreased by 2.1% from 2001 to 2002. The largest decreases occurred in our Tampa, Charlotte and Phoenix markets. The increase in land revenue of $13.0 million was primarily attributable to lot sales relating to our exit from the Phoenix market. We also experienced increases in land sales in our Cincinnati, Orlando and Washington, D.C. markets that were partially offset by decreases in Columbus and Indianapolis. Land revenue can vary significantly from year to year, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

Home Sales and Backlog. New contracts recorded in 2002 decreased 7.1% over the prior year. New contracts decreased in the majority of our markets due primarily to economic conditions and fewer subdivisions.

At December 31, 2002, the total sales value of our backlog of 2,321 homes was approximately $567.0 million, representing a 1.4% increase in sales value and a 0.4% decrease in units compared to the levels recorded at December 31, 2001. The average sales price of homes in backlog increased 1.7% from $240,000 at December 31, 2001 to $244,000 at December 31, 2002, with increases occurring in all of our markets except Raleigh and Washington, D.C.

Gross Margin. The gross margin for the homebuilding segment was 21.3% for 2002, compared to 20.7% for 2001. Housing gross margin increased from 20.9% to 21.7% and land gross margin decreased slightly from 8.7% to 8.3%.  The increase in housing’s gross margin was the result of acquiring and developing lots in premier locations, favorable housing economic conditions including low mortgage rates and improved operating efficiencies. The decrease in land gross margin was due primarily to lots sold related to our exit from the Phoenix market. Lot and land gross margins can vary significantly from year to year depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $26.7 million in 2001 to $27.1 million in 2002. As a percentage of revenue, general and administrative expenses decreased slightly from 2.8% of revenue in 2001 to 2.7% of revenue in 2002. The increase in dollars was primarily the result of increased incentive compensation due to increased earnings and homeowners’ association dues to support our increase in operations.

Selling Expenses. Selling expenses increased from $62.5 million, or 6.5% of total revenue, in 2001 to $64.6 million, or 6.4% of total revenue, in 2002. The increase in expense was due to increases in sales commissions paid to outside realtors and internal salespeople as a result of the increase in the average sales price of homes delivered. Advertising expenses also increased slightly.

Financial Services Segment

The following table sets forth certain information related to our financial services segment:

	Year Ended December 31,

(Dollars in thousands)	2003	2002	2001

Number of loans originated	3,290	3,388	3,428

Revenue	$28,736	$23,812	$22,241

General & administrative expenses	8,643	8,222	8,369

Income before income taxes	$20,093	$15,590	$13,872

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue. Revenue for the year ended December 31, 2003 was $28.7 million, a 20.7% increase over the $23.8 million recorded for 2002. The increase in revenue is attributable to various factors, including a higher average loan amount ($198,000 in 2003 compared to $187,000 in 2002), the impact of the interest rate environment resulting in favorability due to selling loans with higher rates than market because of customers locking rates early in the sale process and favorability due to the mix of fixed versus variable interest rate loans closed during 2003, and increased revenue from the sale of servicing rights on government loans. At December 31, 2003, M/I Financial was operating in eight of our nine markets. In these eight markets, 87% of our homes delivered that were financed were through M/I Financial.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2003 were $8.6 million, a 5.1% increase over 2002. The increase was primarily the result of higher payroll related costs in the current year due mainly to normal cost increases.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue. Revenue for the year ended December 31, 2002 was $23.8 million, a 7.1% increase over the $22.2 million recorded for 2001. The increase in revenue is attributable to various factors, including a higher average loan amount ($187,000 in 2002 compared to $173,000 in 2001) and increased revenues from title services. At December 31, 2002, M/I Financial was operating in eight of our nine markets. In these eight markets, 90% of our homes delivered that were financed were through M/I Financial.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2002 were $8.2 million, a 1.7% decrease from 2001. The decrease was a result of various general and administrative expenses decreasing, primarily lower outside expenses associated with loan applications.

Intersegment, Corporate and Other

Intersegment, corporate and other includes selling, general and administrative costs that are not viewed by management as specifically related to the operations of either the homebuilding or the financial services segment, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

	Year Ended December 31,

(In thousands)	2003	2002	2001

Intersegment revenue eliminations and reclassifications	$(6,605)	$(5,949)	$(4,770)

Intersegment cost of sales eliminations and adjustments	16,281	15,515	5,588

Corporate selling, general and administrative expenses	(22,910)	(27,501)	(23,316)

Interest income from allocations to homebuilding, net of interest incurred	36,376	29,625	27,511

Income before income taxes	$23,142	$11,690	$5,013

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Intersegment Revenue. Intersegment revenue eliminations and reclassifications increased to $6.6 million in 2003 compared to $5.9 million in 2002. The largest component of this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees, accounting for $4.9 million and $4.7 million in 2003 and 2002, respectively. The amount also includes $1.8 million and $1.3 million reclassifications in 2003 and 2002, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales Eliminations and Adjustments. Intersegment cost of sales eliminations and adjustments increased from $15.5 million in 2002 to $16.3 million in 2003. This amount includes primarily eliminations and reclassifications relating to the homebuilding segment, and includes the elimination of fees charged by financial services of $4.9 million and $4.7 million in 2003 and 2002, respectively, the elimination of amounts allocated to homebuilding for various corporate services of $3.5 million and $3.4 million in 2003 and 2002, respectively, and the reclassification of previously capitalized interest from cost of sales to interest expense of $4.8 million and $5.6 million in 2003 and 2002, respectively.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased from $27.5 million in 2002 to $22.9 million in 2003. As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased from 2.7% in 2002 to 2.1% in 2003. The decrease was primarily due to the impact of a $3.0 million favorable market adjustment on our interest rate swaps in 2003 compared to a $1.2 million unfavorable market adjustment in 2002. In addition, self-insurance costs were lower in 2003 than in 2002; however, payroll costs were higher in 2003.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $6.8 million higher in 2003 than in 2002. The increase was primarily the result of a $5.1 million higher allocation of interest to the homebuilding segment, mainly resulting from the increase in homebuilding inventory. In addition, total interest incurred decreased slightly from the prior year mainly due to lower average borrowings in 2003 than in 2002; however, there was a slightly higher average borrowing rate in the current year. A management decision was made for 2004, that this interest rate will be adjusted to 12% for housing and 6% for land, which will result in a lower allocation of interest to homebuilding, and therefore, higher income before taxes within the homebuilding segment in 2004.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Intersegment Revenue. Intersegment revenue eliminations and reclassifications increased to $5.9 million in 2002 compared to $4.8 million in 2001. The largest component of this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees, accounting for $4.7 million in both 2002 and 2001. In 2002, this amount also includes a $1.3 million reclassification relating to amounts included in revenue within homebuilding that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales Eliminations and Adjustments. Intersegment cost of sales eliminations and adjustments increased from $5.6 million in 2001 to $15.5 million in 2002. This amount includes primarily eliminations and reclassifications relating to the homebuilding segment, and includes the elimination of fees charged by financial services of $4.7 million in both 2002 and 2001, the elimination of amounts allocated to homebuilding for various corporate services of $3.4 million and $3.2 million in 2002 and 2001, respectively, and the reclassification of previously capitalized interest from cost of sales to interest expense of $5.6 million and $4.2 million in 2002 and 2001, respectively. Also recorded in this amount in 2001, partially offsetting the items above, was a $3.0 million charge associated with the exit from the Phoenix market and a $2.5 million elimination of deferred profit for land transferred to housing that was not yet sold to a third party.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased from $23.3 million in 2001 to $27.5 million in 2002. As a percentage of total Company revenue, corporate selling, general and administrative expenses increased from 2.4% in 2001 to 2.7% in 2002. The increase was primarily due to the impact of a $1.2 million unfavorable market adjustment on our interest rate swaps in 2002.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $2.1 million higher in 2002 than in 2001. The increase was primarily the result of a decrease in interest incurred, mainly due to lower average borrowings.

Liquidity and Capital Resources

For the year ended December 31, 2003, we experienced $38.7 million negative cash flows from operations as a result of a significant investment in land during 2003 and an increase in our investment in mortgage loans held for sale, due to the significant number of loans closed during the fourth quarter of 2003, that were not yet sold to a third party as of December 31, 2003. We acquired approximately $220 million of land during the current year, funded by both our cash generated from operations as well as through proceeds from bank borrowings, which were $90.2 million in 2003, net of repayments. In addition to the purchase of land, $25.7 million of cash was used to invest in our joint ventures (net of distributions) and for the purchase of the Company airplane and other property and equipment, and another $21.9 million was used to repurchase outstanding shares to be held as treasury stock.

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. Included in the table below is a summary of future amounts payable under contractual obligations. Management believes that the Company’s available financing is adequate to support operations through mid-2005. Please see our Safe Harbor Statement for further discussion of factors that could impact our source of funds.

Contractual Obligations	Payments due by period

		Less than			More than
(In thousands)	Total	1 year	1 – 3 years	3 – 5 years	5 years

Notes payable banks – homebuilding	$95,000	$-	$95,000	$-	$-
Notes payable banks – financial services	24,000	24,000	-	-	-
Subordinated notes	50,000	-	50,000	-	-
Mortgage notes payable	10,614	3,244	426	501	6,443
Operating leases	9,059	4,235	3,391	1,430	3
Other long-term liabilities	3,000	1,000	2,000	-	-

Total (1)	$191,673	$32,479	$150,817	$1,931	$6,446

(1) In addition to the obligations summarized above, the Company also has obligations with certain sub-contractors and suppliers of raw materials in the ordinary course of business to meet the commitments to deliver 2,658 homes that have an aggregate sales price of $704.4 million.

Notes Payable Banks. At December 31, 2003, we had $95 million of bank borrowings outstanding under our Bank Credit Facility. The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million or our borrowing base. This includes a maximum amount of $50 million in letters of credit. The Bank Credit Facility matures in March 2006. The $95 million increase in notes payable banks-homebuilding operations from December 31, 2002 to December 31, 2003 reflects increased borrowings primarily used for the acquisition of land.

We had $24 million outstanding as of December 31, 2003 under the M/I Financial loan agreement, which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The agreement terminates in April 2004.

At December 31, 2003, we had the right to borrow up to $345 million under our credit facilities, including $30 million under the M/I Financial loan agreement. At December 31, 2003, we had $218 million of unused borrowing availability under our loan agreements.

Subordinated Notes. At December 31, 2003, there were outstanding $50 million of Senior Subordinated Notes. The Notes bear interest at a fixed rate of 9.51% through August 2004 and at a slightly higher rate for two additional years, and mature in August 2006.

Mortgage Notes Payable. At December 31, 2003, mortgage notes payable outstanding were $10.6 million, secured by an office building, lots and land with a recorded book value of $14.8 million.

Land and Land Development. Single-family lots, land and land development inventory increased from $269.9 million at December 31, 2002 to $366.0 million at December 31, 2003. We also intend to purchase an additional $300 million of land during 2004, using cash generated from operations and our existing line of credit. We continue to purchase some lots from outside developers under contracts. However, we are strategically focusing on increasing raw ground purchases. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost-effective manner.

We have interests in joint ventures and limited liability companies that engage in land development activities and are recorded using the equity method of accounting. These entities have no long-term debt on their balance sheets.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of December 31, 2003.

Purchase of Treasury Shares. On December 10, 2002, our Board of Directors authorized the repurchase of up to $50 million worth of shares of outstanding common stock. As of March 8, 2004, the Company had purchased 1,077,700 shares at an average price of $31.53 per share under this Board approved repurchase program, and had approximately $16.0 million remaining available for repurchase.  This repurchase program replaces and supercedes the unused portions of all of the repurchase programs that have previously been authorized. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant .

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Segment Information. Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives a majority of its revenue from constructing single-family housing in nine markets in the United States. The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title services. Segment information included herein is presented in accordance with SFAS No. 131, and is presented on the basis that the chief operating decision makers use in evaluating segment performance.

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred and the risk is transferred to the buyer. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. Sales commissions are included in selling expense when the closing has occurred. All other costs are expensed as incurred.

We recognize the majority of the revenues associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third-party investors.  We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third-party investors, in accordance with SFAS 91. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor.  The guarantee fair value is recognized in revenue when the Company is released from its obligation under the guarantee.  Generally, all of the financial services mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination. We recognize financial services revenues associated with our title operations as homes are closed, closing services are rendered and title polices are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Inventories. We use the specific identification method for the purpose of accumulating costs associated with home construction. Inventories are recorded at cost, unless they are determined to be impaired, in which case the impaired inventories are written down to fair value less cost to sell in accordance with SFAS No. 144. In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction. Such costs, other than capitalized interest, are charged to cost of sales as homes are closed.

When a home is closed, we typically have not yet recorded and paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement line, depending on the nature of the guarantee or indemnity, and crediting a liability. The Company generally provides a limited-life guarantee on all loans sold to a third party, and estimates its actual liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our currently estimated amounts.

Warranty. Warranty liabilities are established by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under the Company’s warranty programs. Our warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate. Actual future warranty costs could differ materially from our currently estimated amount.

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, workers’ compensation and general liability insurance. The accruals related to employee health care and workers compensation are based on historical experience and open cases. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future costs could differ from our currently estimated amounts.

Derivative Financial Instruments. The Company has the following types of derivative financial instruments: mortgage loans held for sale, interest rate lock commitments and interest rate swaps. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gains or losses are included in financial services revenue.

To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments ("IRLCs"), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded to current revenue. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities ("FMBS"), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBS in accordance with Company policy. These instruments are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings. SFAS No. 133 requires interest rate swaps to be recorded in the consolidated balance sheet at fair value. Changes in their value are recorded in the consolidated statement of income. The fair value of the Company’s interest rate swap is recorded in other liabilities and the change in their fair value is recorded in general and administrative expense.

Off-Balance Sheet Arrangements

Variable Interest Entities. In the ordinary course of business, the Company enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of joint ventures and limited liability companies, which meet the criteria of variable interest entities ("VIEs"). These entities engage in land development activities for the purpose of distributing developed lots to the Company and its partners in the entity. At December 31, 2003, these entities have assets and other liabilities totaling approximately $33.5 million and $6.4 million, respectively, with the Company’s interest in these entities varying from 33% to 50%. These entities generally do not hold debt securities, except for seller requested financing arrangements upon purchasing land for the entity. The Company believes its maximum exposure related to any of these entities to be the amount invested of $13.8 million plus our share of letters of credit of $3.0 million that serve as completion bonds for the development work in progress. The Company receives its percentage interest in the lots developed in the form of a capital distribution. The Company also owns a 49.9% interest in one unconsolidated title insurance agency that engages in closing services for M/I Financial. The Company’s maximum exposure related to this investment is limited to the amount invested of approximately $6,000. The Company has determined that it is not the primary beneficiary of any of these VIEs and, therefore, these arrangements are recorded using the equity method of accounting.

In addition to the above, the Company also enters into option and contingent purchase contracts with third parties to acquire land and developed lots, which may qualify as VIEs under Financial Accounting Standards Board ("FASB") Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46") . At December 31, 2003, the Company had option and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $315.0 million. With regard to the contracts, the Company has no legal title to the assets, the Company’s maximum exposure to loss is limited to, in most cases, the amount of deposits or letters of credit placed with these entities, and creditors, if any, have no recourse against the Company. The Company has performed an evaluation of the contracts that were entered into between February 1, 2003 and September 30, 2003 in accordance with the original release of FIN 46, and has determined that consolidation of these VIEs is not necessary because the Company is not the primary beneficiary of any of the VIEs. The Company is still evaluating the option and contingent purchase contracts entered into prior to February 1, 2003 and subsequent to September 30, 2003 in accordance with FIN 46, and expects to complete this evaluation by March 31, 2004; however, the Company does not anticipate a significant impact on the Company’s financial position or results of operations .

Completion Bonds and Letters of Credit. At December 31, 2003, the Company had outstanding approximately $65.7 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts, and miscellaneous deposits that expire through July 2009.

Guarantees and Indemnities. In the ordinary course of business, M/I Financial, enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet specific conditions of the loan within the first six months after the sale of the loan. As of December 31, 2003, loans totaling approximately $378.0 million were covered under the above guarantee. A portion of the revenue paid to the Company for providing the guarantee on the above loans was deferred at December 31, 2003, and will be recognized in income as the Company is released from its obligation under the guarantee.

M/I Financial has not repurchased any loans under the above agreements in 2003 or 2002, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified is approximately $4.5 million as of December 31, 2003 relating to the above agreements. The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five years to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. As of December 31, 2003, the fair value of future payments that M/I Financial could be required to pay under these guarantees is $5.5 million. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans as of December 31, 2003.

In addition, the Company has also provided an environmental indemnification to an unrelated third-party seller of land in connection with the purchase of that land by the Company.

As of December 31, 2003, the Company has accrued $3.4 million, which is management’s best estimate of the fair value of the Company’s liability for the guarantees and indemnities described above.

Impact of New Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, " Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." This statement rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinded SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amended SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amended other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the quarter ended March 31, 2003. The adoption of SFAS No. 145 did not have a significant impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addressed financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This statement eliminated the definition and requirements for recognition of exit costs as defined in Emerging Issues Task Force ("EITF") Issue 94-3, and required that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This statement was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also includes more detailed disclosures with respect to guarantees. FIN 45 was effective for guarantees issued or modified starting January 1, 2003 and required additional disclosures for the year ended December 31, 2002. The adoption of FIN 45 did not have a significant impact on the consolidated financial statements.

In November 2002, the EITF issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". EITF 02-16 requires the recognition of a rebate or refund that is payable pursuant to a binding arrangement to be recognized as a reduction of the cost of the purchased items if it is both probable that the rebate will be paid and the amount is reasonably estimable. The rebate should be recognized using a systematic approach as the related purchases are made. EITF 02-16 was effective for all rebate arrangements entered into or modified after November 21, 2002. The adoption of EITF 02-16 did not have a significant impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The original FIN 46 was later revised in December 2003. FIN 46 requires the consolidation of any VIE in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties.

Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46, as originally released, applied immediately to variable interest entities created after January 31, 2003. The December revision of FIN 46 resulted in an extension of time to apply FIN 46 to March 31, 2004 for companies with a calendar quarter end. The Company has evaluated all joint venture agreements and land option contracts entered into between February 1, 2003 and September 30, 2003 in accordance with FIN 46. Based on this evaluation, management has determined that the Company is not the primary beneficiary as defined in FIN 46 and, therefore, the Company has not consolidated any of its joint ventures or option contracts entered into during that time period. The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003 as well as those interests obtained subsequent to September 30, 2003. Depending on the specific terms or conditions of such entities, the Company may be required to consolidate these VIEs for the quarter ending March 31, 2004. The Company has not completed its assessment but does not anticipate a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities for decisions made by the FASB as part of the Derivative Implementation Group. This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that certain financial instruments that were previously classified as equity under FASB Concepts Statement No. 6, "Elements of Financial Statements," be classified as liabilities (or assets in some circumstances). This statement was effective July 1, 2003. The adoption of SFAS No. 150 did not have a significant impact on the consolidated financial statements.

Interest Rates and Inflation

Our business is significantly affected by general economic conditions of the United States of America and, particularly, by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. The impact of increased rates can be offset, in part, by offering variable rate loans with lower interest rates.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Material and Labor Shortages Could Adversely Affect Our Business. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Continued shortages in these areas could delay construction of homes that could adversely affect our business. At this time, we are not experiencing any significant material or labor shortages and, therefore, do not anticipate a material effect for the year 2004.

We Commit Significant Resources to Land Development Activities Which Involve Significant Risks. We develop the lots for a majority of our subdivisions. Therefore, our short-term and long-term financial success will be dependent upon our ability to develop these subdivisions successfully. Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks. Before a subdivision generates any revenue, we may make material expenditures for items such as acquiring land and constructing subdivision infrastructure (roads and utilities).

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For 2003, approximately 40% of our operating income was derived from operations in the Columbus market.

Competition. The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the resale market for existing homes that provide certain attractions for homebuyers over the new home market.

Governmental Regulation and Environmental Considerations Could Adversely Affect Our Business. The homebuilding industry is subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design and construction, and similar matters. This includes local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation also affects construction activities, including construction materials that must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hookups or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of our operations without notice or recourse.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given project vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause us to incur substantial compliance costs (including substantial expenditures for pollution and water quality control) and prohibit or severely restrict development in certain environmentally sensitive regions. Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments. In addition, M/I Financial is subject to a variety of laws and regulations concerning the underwriting, servicing and sale of mortgage loans.

Significant Voting Control by Principal Shareholders. As of the date of this report, members of the Schottenstein family, including the Chairman, Chief Executive Officer and President and Chief Operating Officer, owned approximately 23% of the Company’s outstanding common shares. Therefore, members of the Schottenstein family have significant voting power.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our interest rate swaps were not designated as hedges under SFAS No. 133 when it was adopted. We are exposed to market risk associated with changes in the fair values of the swaps, and such changes are reflected in our income statements.  At December 31, 2003, the fair value adjustment resulted in the Company recording a $3.0 million asset.

Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments ("IRLCs") are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. Uncommitted IRLCs are considered derivative instruments under SFAS No. 133 and are fair value adjusted with the resulting gain or loss recorded in current earnings. At December 31, 2003, the notional amount of the uncommitted IRLC loans was $89.7 million. The fair value adjustment related to these commitments resulting in the Company recording a $2.5 million liability at December 31, 2003.  Forward sales of mortgage-backed securities ("FMBS") are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBS related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At December 31, 2003, the notional amount under the FMBS was $92.0 million and the related fair value adjustment resulted in the Company recording a $.4 million liability. Additionally, immediately prior to or concurrent with funding uncommitted IRLC loans, the Company enters into a commitment with a third-party investor to buy the specific IRLC loan.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of December 31, 2003 and 2002:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2004	2005	2006	2007	2008	Thereafter	Total	12/31/03

ASSETS:
Mortgage loans held for sale:
Fixed rate	5.67%	$50,977	$ -	$ -	$ -	$ -	$ -	$50,977	$53,363
Variable rate	4.55%	14,952	-	-	-	-	-	14,952	15,380

LIABILITIES:
Long-term debt – fixed rate	9.19%	3,244	204	50,222	240	261	6,443	60,614	72,486
Long-term debt – variable rate	2.69%	24,000	-	95,000	-	-	-	119,000	119,000

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

ASSETS:
Mortgage loans held for sale:
Fixed rate	6.20%	$50,046	$ -	$ -	$ -	$ -	$ -	$50,046	$53,077
Variable rate	5.16%	4,096	-	-	-	-	-	4,096	4,205

LIABILITIES:
Long-term debt – fixed rate	9.09%	2,045	3,244	204	50,222	240	6,704	62,659	79,448
Long-term debt – variable rate	2.98%	28,800	-	-	-	-	-	28,800	28,800

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Directors of M/I Homes, Inc.

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. (formerly M/I Schottenstein Homes, Inc.) and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Columbus, Ohio
March 9, 2004

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

(In thousands, except per share amounts)	2003	2002	2001

Revenue	$1,069,563	$1,033,025	$976,766
Costs and expenses:
Land and housing	796,726	783,752	755,212
General and administrative	59,622	61,484	57,473
Selling	68,479	64,779	62,871
Interest	9,637	13,810	16,168

Total costs and expenses	934,464	923,825	891,724

Income before income taxes	135,099	109,200	85,042

Provision for income taxes	53,369	42,588	32,441

Income before cumulative effect of change in accounting principle	81,730	66,612	52,601
Cumulative effect of change in accounting principle – net of income taxes	-	-	2,681

Net income	$81,730	$66,612	$55,282

Earnings per common share – basic:
Income before cumulative effect of change in accounting principle	$5.66	$4.41	$3.49
Cumulative effect of change in accounting principle – net of income taxes	-	-	.17

Net income	$5.66	$4.41	$3.66

Earnings per common share – diluted:
Income before cumulative effect of change in accounting principle	$5.51	$4.30	$3.39
Cumulative effect of change in accounting principle – net of income taxes	-	-	.17

Net income	$5.51	$4.30	$3.56

Weighted average shares outstanding (in thousands):
Basic	14,428	15,104	15,092
Diluted	14,825	15,505	15,530

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

(Dollars in thousands, except par values)	2003	2002

ASSETS:
Cash	$3,209	$953
Cash held in escrow	9,575	381
Mortgage loans held for sale	65,929	54,141
Inventories:
Single-family lots, land and land development costs	365,979	269,863
Houses under construction	211,842	177,225
Model homes and furnishings – at cost (less accumulated depreciation: 2003 - $121; 2002 - $66)	2,345	1,948
Land purchase deposits	11,460	2,181
Building, office furnishings, transportation and construction equipment – at cost (less accumulated
depreciation: 2003 - $7,608; 2002 - $7,798)	34,225	20,813
Investment in unconsolidated joint ventures and limited liability companies	13,952	20,333
Other assets	28,356	30,620

TOTAL ASSETS	$746,872	$578,458

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$55,131	$51,155
Accrued compensation	26,504	23,213
Customer deposits	21,308	17,089
Other liabilities	61,906	55,814
Notes payable banks – homebuilding operations	95,000	-
Note payable bank – financial services operations	24,000	28,800
Mortgage notes payable	10,614	12,658
Senior subordinated notes	50,000	50,000

TOTAL LIABILITIES	344,463	238,729

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred stock – $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common stock – $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	67,026	65,079
Retained earnings	387,250	306,970
Treasury stock – at cost – 3,394,188 and 2,834,704 shares, respectively at December 31, 2003 and 2002	(52,043)	(32,496)

TOTAL SHAREHOLDERS’ EQUITY	402,409	339,729

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$746,872	$578,458

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Stock	Equity

Balance at December 31, 2000	14,980,334	$88	$62,747	$188,184	$(22,130)	$228,889
Net income	-	-	-	55,282	-	55,282
Dividends to shareholders, $0.10 per common share	-	-	-	(1,510)	-	(1,510)
Purchase of treasury shares	(357,400)	-	-	-	(5,657)	(5,657)
Stock options exercised	314,200	-	(640)	-	2,671	2,031
Deferral of executive and director stock	-	-	855	-	-	855
Executive deferred stock distributions	872	-	(8)	-	9	1

Balance at December 31, 2001	14,938,006	$88	$62,954	$241,956	$(25,107)	$279,891
Net income	-	-	-	66,612	-	66,612
2-for-1 stock split, par value unchanged	-	88	-	(88)	-	-
Dividends to shareholders, $0.10 per common share	-	-	-	(1,510)	-	(1,510)
Income tax benefit from stock options and executive
deferred stock distributions	-	-	1,596	-	-	1,596
Purchase of treasury shares	(381,100)	-	-	-	(9,579)	(9,579)
Stock options exercised	156,140	-	107	-	1,458	1,565
Deferral of executive and director stock	-	-	1,154	-	-	1,154
Executive deferred stock distributions	78,373	-	(732)	-	732	-

Balance at December 31, 2002	14,791,419	$176	$65,079	$306,970	$(32,496)	$339,729
Net income	-	-	-	81,730	-	81,730
Dividends to shareholders, $0.10 per common share	-	-	-	(1,450)	-	(1,450)
Income tax benefit from stock options and executive
deferred stock distributions	-	-	1,505	-	-	1,505
Purchase of treasury shares	(732,700)	-	-	-	(21,892)	(21,892)
Stock options exercised	118,960	-	280	-	1,627	1,907
Deferral of executive and director stock	-	-	880	-	-	880
Executive deferred stock distributions	54,256	-	(718)	-	718	-

Balance at December 31, 2003	14,231,935	$176	$67,026	$387,250	$(52,043)	$402,409

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In thousands)	2003	2002	2001

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:

Net income	$81,730	$66,612	$55,282
Adjustments to reconcile net income to net cash (used in) from operating activities:
Loss from property disposals	4	71	12
Depreciation	2,382	2,239	2,009
Deferred income tax expense (benefit)	6,862	(5,040)	(4,310)
Income tax benefit from stock transactions	1,505	1,596	-
Equity in undistributed income of unconsolidated joint ventures and limited
liability companies	(1,615)	(1,115)	(880)
Net change in assets and liabilities:
Cash held in escrow	(9,194)	179	1,150
Mortgage loans held for sale	(11,788)	(1,288)	(5,491)
Inventories	(122,486)	43,646	(10,188)
Other assets	(4,598)	(840)	(1,099)
Accounts payable	3,976	2,319	(14,093)
Customer deposits	4,219	(1,398)	5,045
Accrued compensation	3,291	4,057	3,247
Other liabilities	6,972	5,455	15,113

Net cash (used in) from operating activities	(38,740)	116,493	45,797

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(15,743)	(811)	(6,105)
Investment in unconsolidated joint ventures and limited liability companies	(12,462)	(14,283)	(15,432)
Distributions from unconsolidated joint ventures and limited liability companies	2,480	1,859	2,226

Net cash used in investing activities	(25,725)	(13,235)	(19,311)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from bank borrowings – net of repayments	90,200	(101,200)	(12,500)
Principal repayments of mortgage notes payable	(2,044)	(1,569)	(7,418)
Dividends paid	(1,450)	(1,510)	(1,510)
Proceeds from exercise of stock options	1,907	1,565	2,032
Payments to acquire treasury shares	(21,892)	(9,579)	(5,657)

Net cash from (used in) financing activities	66,721	(112,293)	(25,053)

Net increase (decrease) in cash	2,256	(9,035)	1,433
Cash balance at beginning of year	953	9,988	8,555

Cash balance at end of year	$3,209	$953	$9,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest – net of amount capitalized	$9,530	$13,964	$15,848
Income taxes	$41,420	$44,217	$37,050

NON-CASH TRANSACTIONS DURING THE PERIOD:
Land and lots acquired with mortgage notes payable	$-	$-	$4,926
Distribution of single-family lots from unconsolidated joint ventures and limited
liability companies	$17,978	$15,663	$14,661
Non-monetary exchange of fixed assets	$7,816	$-	$4,096
Deferral of executive and director stock	$880	$1,154	$855
Executive and director deferred stock distributions	$718	$732	$8

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business. M/I Homes, Inc. and its subsidiaries (the "Company" or "we") is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; and the Virginia and Maryland suburbs of Washington, D.C. The Company designs, sells and builds single-family homes on finished lots, which it develops or purchases ready for home construction. The Company also purchases undeveloped land to develop into finished lots for future construction of single-family homes and for sale to others. Our homebuilding operations, operated across several geographic regions in the United States, have similar characteristics; therefore, they have been aggregated into one reportable segment, the homebuilding segment.

The Company conducts mortgage-banking activities through M/I Financial Corp. ("M/I Financial") that originates mortgage loans for purchasers of the Company’s homes. The loans and the servicing rights are sold to outside mortgage lenders. The Company also has an investment in a title insurance agency that provides title services to purchasers of the Company’s homes (see Note 4). Our mortgage banking and title service activities have similar characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of M/I Homes, Inc. (formerly M/I Schottenstein Homes, Inc.) and its subsidiaries.

Accounting Principles. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  All  intercompany transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Held in Escrow. Cash includes certificates of deposit of $666,000 and $626,000 at December 31, 2003 and 2002, respectively, that have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use. The certificates of deposit will be released after a minimum of five years, and when there is a 95% loan to value on the related loans and there have been no late payments by the mortgagor in the last twelve months. Cash held in escrow represents cash that was deposited in an escrow account at the time of closing on homes to homebuyers. This cash will be released to the Company when the related work is completed on each home, which generally occurs within six months of closing on the home. As of December 31, 2003 and 2002, the majority of cash was held in one bank.

Mortgage Loans Held for Sale. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination. Refer to the Revenue Recognition policy for additional discussion.

Inventories. We use the specific identification method for the purpose of accumulating costs associated with home construction. Inventories are recorded at cost, unless they are determined to be impaired, in which case the impaired inventories are written down to fair value less cost to sell in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction. Such costs, other than capitalized interest, are charged to cost of sales as homes are closed.

When a home is closed, we typically have not yet recorded and paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful lives of the assets.

Interest. The Company capitalizes interest during land development and home construction. Capitalized interest is charged to interest expense as the related inventory is delivered to a third party. The summary of total interest is as follows:

	Year Ended December 31,

(In thousands)	2003	2002	2001

Capitalized interest, beginning of year	$11,475	$12,187	$10,337
Interest capitalized to inventory	7,425	4,856	6,029
Capitalized interest charged to expense	(4,806)	(5,568)	(4,179)

Capitalized interest, end of year	$14,094	$11,475	$12,187

Interest incurred	$12,256	$13,098	$18,018

Building, Office Furnishings, Transportation and Construction Equipment. The Company records these assets at cost and subsequently depreciates the assets using both straight-line and accelerated methods at rates based on estimated useful lives as follows:

Building	35 years
Office Furnishings	7 years
Transportation and Construction Equipment	5 years

Depreciation expense was $2,382,000, $2,239,000 and $2,009,000 in 2003, 2002 and 2001, respectively.

Impairment of Long Lived Assets. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether single-family lots, land and land development costs and property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in the amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows. We assess assets for recoverability in accordance with SFAS No. 144.

Other Assets. Other assets include non-trade receivables, deposits, prepaid expenses and deferred taxes.

Other Liabilities. Other liabilities include taxes payable, accrued self-insurance costs, accrued warranty expenses and various other miscellaneous accrued expenses.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement line, depending on the nature of the guarantee or indemnity, and crediting a liability. The Company generally provides a limited-life guarantee on all loans sold to a third party, and estimates its actual liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience.

Segment Information. Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives a majority of its revenue from constructing single-family housing in nine markets in the United States. The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title services. Segment information included herein is presented in accordance with SFAS No. 131 and is presented on the basis that the chief operating decision makers use in evaluating segment performance.

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred and the risk is transferred to the buyer. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. Sales commissions are included in selling expense when the closing has occurred. All other costs are expensed as incurred.

We recognize the majority of the revenues associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third-party investors. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third-party investors, in accordance with SFAS 91. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The guarantee fair value is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination. We recognize financial services revenues associated with our title operations as homes are closed, closing services are rendered and title polices are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Warranty Cost. The Company generally provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and cover estimated materials and outside labor costs to be incurred during the warranty period. The reserve amounts are based upon historical expenses and geographic location. Warranty expense was $9,952,000, $6,493,000 and $6,773,000 for 2003, 2002 and 2001, respectively.

Amortization. The costs incurred in connection with the issuance of Subordinated Notes (see Note 10) are being amortized over the terms of the related debt. Amortization of these costs is included in interest expense. Unamortized debt issuance cost of $434,000 and $597,000 relating to the Subordinated Notes are included in other assets at December 31, 2003 and 2002, respectively.

Advertising and Research and Development. The Company expenses advertising and research and development costs as incurred. The Company expensed $9,999,000, $9,984,000 and $8,686,000 in 2003, 2002 and 2001, respectively, for advertising and expensed $1,637,000, $1,553,000 and $1,479,000 in 2003, 2002 and 2001, respectively, for research and development.

Earnings Per Share. Earnings per share is calculated based on the weighted average number of commons shares outstanding during the year. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred stock. These are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

Profit Sharing. The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax salary basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Company contributions to the plan are made at the discretion of the Board and totaled $2,150,000, $1,900,000 and $1,600,000 in 2003, 2002 and 2001, respectively.

Deferred Stock Plans. Effective November 1, 1998, the Company adopted the Executives’ Deferred Compensation Plan (the "Plan"), a non-qualified deferred compensation stock plan. The purpose of the Plan is to provide an opportunity for certain eligible employees of the Company to defer a portion of their compensation to invest in the Company’s common stock. Compensation expense recorded related to the Plan was $691,000, $812,000 and $624,000 in 2003, 2002 and 2001, respectively.

In 1997, the Company adopted the Director Deferred Compensation Plan (the "Plan") to provide its directors with an opportunity to defer their director compensation and to invest in the Company’s common stock. Total director compensation deferred in the Plan was $194,000, $335,000 and $217,000 in 2003, 2002 and 2001, respectively.

Stock-Based Employee Compensation. The Company accounts for its stock-based employee compensation plan, which is described more fully in Note 11, under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year Ended December 31,

(Dollars in thousands, except per share amounts)	2003	2002	2001

Net income, as reported	$81,730	$66,612	$55,282
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	885	467	327

Pro forma net income	$80,845	$66,145	$54,955

Earnings per share:
Basic – as reported	$5.66	$4.41	$3.66
Basic – pro forma	$5.60	$4.38	$3.64

Diluted – as reported	$5.51	$4.30	$3.56
Diluted – pro forma	$5.45	$4.27	$3.54

Reclassifications. Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Impact of New Accounting Standards. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, " Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." This statement rescinded SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinded SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This statement amended SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amended other authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement was effective for the quarter ended March 31, 2003. The adoption of SFAS 145 did not have a significant impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addressed financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminated the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and required that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also includes more detailed disclosures with respect to guarantees. FIN 45 was effective for guarantees issued or modified starting January 1, 2003 and required additional disclosures for the year ended December 31, 2002. The adoption of FIN 45 did not have a significant impact on the consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". EITF 02-16 requires the recognition of a rebate or refund that is payable pursuant to a binding arrangement, to be recognized as a reduction of the cost of the purchased items if it is both probable that the rebate will be paid and the amount is reasonably estimable. The rebate should be recognized using a systematic approach as the related purchases are made. EITF 02-16 was effective for all rebate arrangements entered into or modified after November 21, 2002. The adoption of EITF 02-16 did not have a significant impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The original FIN 46 was later revised in December 2003. FIN 46 requires the consolidation of any variable interest entity ("VIE") in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46, as originally released, applied immediately to variable interest entities created after January 31, 2003. The December revision of FIN 46 resulted in an extension of time to apply FIN 46 to March 31, 2004 for companies with a calendar quarter end. The Company has evaluated all joint venture agreements and land option contracts entered into between February 1, 2003 and September 30, 2003 in accordance with FIN 46. Based on this evaluation, management has determined that the Company is not the primary beneficiary as defined in FIN 46 and, therefore, the Company has not consolidated any of its joint ventures or option contracts entered into during that time period. The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003 as well as those interests obtained subsequent to September 30, 2003. Depending on the specific terms or conditions of such entities, the Company may be required to consolidate these VIEs for the quarter ending March 31, 2004. The Company has not completed its assessment but does not anticipate a significant impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that certain financial instruments that were previously classified as equity under FASB Concepts Statement No. 6, "Elements of Financial Statements," be classified as liabilities (or assets in some circumstances). This statement was effective July 1, 2003. The adoption of SFAS No. 150 did not have a significant impact on the consolidated financial statements.

2.  Transactions With Related Parties

In January 2003, the Company purchased land for approximately $2,200,000 that was under the control of a related party entity, owned by a then officer of the Company. The Company believes the price and terms are equivalent to what could have been obtained from an independent third party, and the transaction was approved by the independent members of the Board of Directors prior to purchase.

The Company made contributions totaling $2,500,000, $2,500,000 and $2,000,000 during 2003, 2002 and 2001, respectively, to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.

3.  Like-Kind Exchange

In July 2003, the Company exchanged an airplane valued at $7,816,000, plus $14,100,000 cash, for a new airplane. In accordance with applicable accounting rules, no gain or loss was recorded on the transaction, as the appraised fair market value of the exchanged airplane equaled the net book value.

4.  Investment in Unconsolidated Joint Ventures and Limited Liability Companies

At December 31, 2003, the Company had interests varying from 33% to 50% in joint ventures and limited liability companies that engage in land development activities for the purpose of developed lot distributions to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. The Company received distributions of $17,978,000, $15,663,000, and $14,661,000 in developed lots at cost in 2003, 2002 and 2001, respectively. These interests have been determined to be variable interest entities ("VIEs") as defined in FIN 46; however, the Company has determined that it is not the primary beneficiary of these VIEs and, therefore, these interests are recorded using the equity method of accounting.

Included in the Company’s investment in joint ventures and limited liability companies at December 31, 2003 and 2002 are $260,000 and $290,000, respectively, of capitalized interest and other costs. Letters of credit totaling approximately $7,229,000 are outstanding at December 31, 2003 and serve as completion bonds for joint ventures and limited liability company development work in progress. The Company’s proportionate share of these letters of credit is approximately $3,025,000 at December 31, 2003.

As of December 31, 2003, the Company owned a 49.9% interest in a title insurance agency and accounts for this investment under the equity method of accounting. The total investment in this entity was approximately $6,000 and $1,000 at December 31, 2003 and 2002, respectively. On October 1, 2003, the Company acquired an additional 31.1% in another title insurance agency for $3,000, in which the interest prior to that date was 49.9%. Approximately $2,005,000, $2,002,000 and $1,889,0000 of title insurance premiums and closings fees were paid to these agencies in 2003, 2002 and 2001, respectively.

Summarized condensed combined financial information for the joint ventures and limited liability companies, which is included in the homebuilding segment, as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 is as follows:

Summarized Condensed Combined Balance Sheets:

	December 31,

(In thousands)	2003	2002

Assets:
Single-family lots, land and land development costs	$32,471	$40,827
Other assets	1,066	1,468

Total Assets	$33,537	$42,295

Liabilities and Partners Equity:
Liabilities:
Other liabilities	$6,406	$3,408

Total Liabilities	$6,406	$3,408

Partners’ Equity:
Company’s equity	$13,790	$20,222
Other equity	13,341	18,665

Total Partners’ Equity	27,131	38,887

Total Liabilities and Partners’ Equity	$33,537	$42,295

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,

(In thousands)	2003	2002	2001

Revenue	$191	$104	$139
Costs and expenses	360	410	369

Loss	$(169)	$(306)	$(230)

The Company’s total equity in the loss relating to the above joint ventures and limited liability companies was $79,000, $143,000 and $104,000 in 2003, 2002 and 2001, respectively.

5.  Guarantees and Indemnities

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs to be incurred during the warranty period. The reserve amounts are based upon historical experience and geographic location. The summary of warranty activity is as follows:

	Year Ended December 31,

(In thousands)	2003	2002

Warranty reserves, beginning of year	$7,233	$7,250
Warranty expense	9,952	6,493
Payments made	(8,012)	(6,510)

Warranty reserves, end of year	$9,173	$7,233

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan. As of December 31, 2003, loans totaling approximately $378.0 million were covered under the above guarantee. A portion of the revenue paid to the Company for providing the guarantee on the above loans was deferred at December 31, 2003, and will be recognized in income as the Company is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2003 or 2002, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified is approximately $4.5 million as of December 31, 2003 relating to the above agreements. The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five years to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. As of December 31, 2003, the fair value of future payments that M/I Financial could be required to pay under these guarantees is $5.5 million. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans as of December 31, 2003.

In addition, the Company has also provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company.

As of December 31, 2003, the Company has accrued $3.4 million, which is management’s best estimate of the fair value of the Company’s liability for the guarantees and indemnities described above.

6.  Commitments and Contingencies

At December 31, 2003, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 2,658 homes with an aggregate sales price of approximately $704.4 million. At December 31, 2003, the Company has options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $314.9 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At December 31, 2003, the Company had outstanding approximately $65.7 million of completion bonds and standby letters of credit that expire at various times through July 2009. Included in this total are $42.5 million of performance bonds and $12.3 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $3.0 million share of our joint venture’s letters of credit); $7.8 million of financial letters of credit, of which $5.8 represent deposits on land and lot purchase contracts; and $3.1 million of financial bonds.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions. Certain of the liabilities resulting from these actions are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, such matters are subject to inherent uncertainties. The Company has recorded reserves to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s net income for the periods in which the matters are resolved.

7.  Lease Commitments

The Company leases various office facilities, automobiles, model furnishings, and model homes under operating leases with remaining terms of one to six years. At December 31, 2003, the future minimum rental commitments totaled $9,059,000 under non-cancelable operating leases with initial terms in excess of one year as follows: 2004 - $4,235,000; 2005 – $2,204,000; 2006 - $1,187,000; 2007 - $952,000; 2008 - $478,000; and $3,000 thereafter.

The Company’s total rental expense was $8,774,000, $8,600,000, and $8,603,000 for 2003, 2002 and 2001, respectively.

8.  Notes Payable Banks

At December 31, 2003, the Company’s homebuilding operations had borrowings totaling $95 million and financial letters of credit totaling $7.8 million outstanding under a loan agreement with twelve banks. Borrowings under the loan agreement are at the Alternate Base Rate and/or the Eurodollar Base Rate and are unsecured. This agreement provides for total borrowing base indebtedness not to exceed the lesser of $315 million, including up to $50 million in outstanding letters of credit, under the revolving credit agreement or the Company’s borrowing base, which is calculated based on specified percentages of certain types of assets held by the Company as of each month end. The revolving credit facility expires in March 2006. The loan agreement contains covenants that require the Company, among other things, to maintain minimum net worth and working capital amounts and to maintain certain financial ratios. This agreement also places limitations on the amount of additional indebtedness that may be incurred by the Company, on the acquisition of undeveloped land and on the aggregate cost of certain types of inventory that the Company can hold at any one time.  In addition, the agreement includes a restrictive covenant requiring a minimum number of shares of the Company's common stock to be held by certain members of the family of the late Irving E. Schottenstein.

At December 31, 2003, the Company had $212 million unused borrowing availability under its homebuilding operations’ loan agreements. The weighted average interest rate of the Company’s total bank borrowings was 9.1%, 8.9%, and 7.7% at December 31, 2003, 2002 and 2001, respectively, which includes the interest rate swaps. Average borrowings were $73.3 million in 2003 and $83.2 million in 2002.

The Company has interest rate swap agreements for a total notional amount of $75 million that expire in 2004 and have fixed interest rates ranging from 5.97% to 5.98%. The swaps are not designated as hedges. The Company accounts for interest rate swaps in accordance with SFAS 133. The statement requires recognition of all derivative instruments in the balance sheet as either assets or liabilities and measures them at fair value. Any change in the unrealized gain or loss is recorded in current earnings. At December 31, 2003 and 2002, the Company recorded a net liability of $2,300,000 and $5,300,000, respectively, related to these derivative instruments. The mark-to-market fair value adjustment related to these instruments was recorded in general and administrative expenses in the income statement in the amount of $3,000,000 favorable in 2003, $1,212,000 unfavorable in 2002, and $4,088,000 unfavorable in 2001.

The Company also had outstanding borrowings of $24 million at December 31, 2003 under the M/I Financial loan agreement, which permits borrowings of up to $30 million to finance mortgage loans initially funded by M/I Financial for our customers. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement, which expires April 2004, allows borrowings of 95% of the aggregate face amount of qualified mortgages.

9. Mortgage Notes Payable

Mortgage notes payable of $10,614,000 and $12,658,000 at December 31, 2003 and 2002, respectively, represent mortgages collateralized by a building and land and lots (book value of $14,800,000 and $18,400,000 at December 31, 2003 and 2002, respectively). Future principal payments under these mortgages are as follows: 2004 - $3,244,000, 2005 - $204,000, 2006 - $222,000, 2007 - $240,000, 2008 - $261,000 and $6,443,000 thereafter. Information relating to the building and land and lots is as follows:

	December 31, 2003

		Interest	Maturity
(In thousands)	Amount	Rate	Date

Building	$7,558	8.117%	4/01/17
Land and lots	3,056	4.78%	5/31/05

Total	$10,614	-	-

	December 31, 2002

		Interest	Maturity
(In thousands)	Amount	Rate	Date

Building	$7,732	8.117%	4/01/17
Land and lots	4,926	4.78%	5/31/05

Total	$12,658	-	-

10. Subordinated Notes

In August 1997, the Company issued $50 million of Senior Subordinated Notes. The Senior Subordinated Notes bear interest at a fixed rate of 9.51% through August 2004 and bear interest at a slightly higher rate for two additional years, maturing in August 2006. The Senior Subordinated Notes contain covenants that include restrictions on the incurrence of additional debt, stock repurchases and the payment of dividends, many of which are similar to those under the Company’s bank loan agreement (see Note 8). As a result of the restriction on distributions, including stock repurchases and the payment of dividends, the Company has available $79.1 million of retained earnings for such distributions as of December 31, 2003. This amount will be adjusted each quarter to include 25% of cumulative consolidated earnings, less distributions made.  In addition, the agreement includes a restrictive covenant requiring a minimum number of shares of the Company's common stock to be held by certain members of the family of the late Irving E. Schottenstein.

11. Stock Incentive Plan

The Company’s Stock Incentive Plan includes stock options, restricted stock and stock appreciation programs, under which the maximum number of shares of common stock that may be granted under the plan in each calendar year shall be 5% of the total issued and outstanding shares of common stock as of the first day of each such year the plan is in effect. No awards have been granted under the restricted stock and stock appreciation programs. Stock options are granted at the market price at the close of business on the date of grant. Options awarded vest 20% annually over five years and expire after ten years. The following summarizes the transactions under the stock option program:

			Weighted
		Option Price	Avg. Exercise
	Shares	Per Share	Price

Options outstanding at December 31, 2000	593,800	$3.38 - $11.38	$7.18
Granted	231,000	16.38	16.38
Exercised	(314,200)	3.38 – 11.38	6.47
Forfeited	(2,000)	16.38	16.38

Options outstanding at December 31, 2001	508,600	$3.38 - $16.38	$11.76
Granted	225,500	28.55 – 30.76	28.57
Exercised	(156,140)	3.38 – 16.38	10.02
Forfeited	(45,000)	6.69 – 28.55	17.04

Options outstanding at December 31, 2002	532,960	$5.31 - $30.76	$18.92
Granted	231,000	27.15	27.15
Exercised	(115,360)	5.31 – 28.55	16.15
Forfeited	(3,600)	9.28 – 28.55	19.78

Options outstanding at December 31, 2003	645,000	$6.69 – 30.76	$22.36

			Weighted
		Option Price	Avg. Exercise
Options exercisable at:	Shares	Per Share	Price

December 31, 2001	82,120	$3.38 – 6.69
	46,400	8.07 – 9.28
	81,880	11.38 – 16.38

Total	210,400		$9.92

December 31, 2002	85,636	$5.31 – 9.28
	88,140	11.38 – 16.38
	42,400	28.55 – 30.76

Total	216,176		$14.87

December 31, 2003	74,760	$6.69 – 9.28
	89,860	11.38 – 16.38
	118,160	27.15 – 30.76

Total	282,780		$18.78

At December 31, 2003, options outstanding have a weighted average remaining contractual life of 7.93 years.

In March 2004, the Company granted options for an additional 235,000 shares with the same terms as the previous awards, at a price of $46.61, which represents the market value at the date of grant.

As required under SFAS No. 123, the fair value of each option grant was estimated on the date of grant. The Company uses the black-scholes model with the following assumptions used for grants in 2003: expected volatility of 37.4%; discount rate of 2.9%; dividend rate of 0.32%; and, an expected life of 6 years. In the current year the Company also revised it’s calculation for prior years for consistency with the 2003 calculation. The Company used the black-scholes model with the following assumptions used for grants in 2002: expected volatility of 38.9%; discount rate of 4.3%; dividend rate of 0.54%; and, an expected life of 6 years. The Company used the black-scholes model with the following assumptions used for grants in 2001: expected volatility of 35.3%; discount rate of 4.9%; dividend rate of 1.13%; and, an expected life of 6 years.

12.  Preferred Stock

The Articles of Incorporation authorize the issuance of 2,000,000 shares of preferred stock, par value $.01 per share. The Board of Directors of the Company is authorized, without further shareholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereon, of any series so established, including dividend rights, liquidation preferences, redemption rights and conversion privileges.

13.  Income Taxes

The provision for income taxes consists of the following:
	December 31,

(In thousands)	2003	2002	2001

Federal	$44,825	$34,652	$26,316
State and local	8,544	7,936	6,125

Total	$53,369	$42,588	$32,441

	December 31,

(In thousands)	2003	2002	2001

Current	$46,507	$47,628	$36,751
Deferred	6,862	(5,040)	(4,310)

Total	$53,369	$42,588	$32,441

Reconciliation of the differences between income taxes computed at federal statutory tax rates and consolidated provision for income taxes are as follows:

	December 31,

(In thousands)	2003	2002	2001

Federal taxes at statutory rate	$47,285	$38,220	$29,765
State and local taxes – net of federal tax benefit	5,554	5,158	3,981
Other	530	(790)	(1,305)

Total	$53,369	$42,588	$32,441

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,

(In thousands)	2003	2002

Deferred tax assets:
Warranty, insurance and other reserves	$10,978	$10,592
Inventories	5,105	7,632
State taxes	1,682	1,352
Deferred charges	892	1,778

Total deferred tax assets	18,657	21,354

Deferred tax liabilities:
Depreciation	6,029	2,194
Prepaid expenses and deferred charges	1,108	778

Total deferred tax liabilities	7,137	2,972

Net deferred tax asset	$11,520	$18,382

14. Financial Instruments

Mortgage loans held for sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gains or losses are included in financial services revenue.

Loan commitments

To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments ("IRLCs"), which are extended to certain customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded to current revenue. At December 31, 2003 and 2002, the Company’s IRLCs totaled $206 million and $175 million, respectively.

M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities ("FMBS"), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBS in accordance with Company policy. These instruments are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings. As of December 31, 2003, the Company had approximately $92 million of outstanding FMBS maturing within 90-120 days and best-effort whole loan delivery commitments related to its IRLCs of $116 million. The cost, if any, of the best-efforts whole loan delivery commitments is recorded as an asset and expensed as loans are funded under the related commitments. Any remaining unused balance is expensed when the commitment expires, or earlier if the Company determines that they will be unable to fulfill the commitment prior to its expiration date.

Counter Party Credit Risk

To reduce the risk associated with accounting losses that would be recognized if counterparties failed to perform as contracted, the Company limits the entities that management can enter into a commitment with to the primary dealers in the market. This risk of accounting loss is the difference between the market rate at the time of non-performance by the counterparty and the rate the Company committed to.

Interest Rate Swaps

We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $345 million. To minimize the effects of interest rate fluctuations, we have interest rate swap agreements with certain banks for a total notional amount of $75 million, for which we pay fixed rates of interest. SFAS No. 133 requires interest rate swaps to be recorded in the consolidated balance sheet at fair value. Changes in their value are recorded in the consolidated statement of income. The fair value of the Company’s interest rate swaps are recorded in other liabilities and the change in their fair value is recorded in general and administrative expense.

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2002. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Assets:
Cash, including cash in escrow	$12,784	$12,784	$1,334	$1,334
Mortgage loans held for sale	65,929	68,743	54,141	57,282
Other assets	28,356	28,161	30,620	30,416
Liabilities:
Notes payable banks	119,000	119,000	28,800	28,800
Forward sale of mortgage-backed securities	367	367	1,396	1,396
Mortgage notes payable	10,614	13,666	12,658	15,873
Subordinated notes	50,000	58,820	50,000	63,575
Interest rate swap agreements	2,326	2,326	5,300	5,300
Commitments to extend real estate loans	2,502	2,502	(515)	(515)
Other liabilities	109,718	109,718	96,116	96,116
Off-Balance Sheet Financial Instruments:
Letters of credit	-	568	-	432

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2003 and 2002:

Cash and Other Liabilities. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Interest Rate Swap Agreements and Commitments to Extend Real Estate Loans. The fair value of these financial instruments was determined based upon market quotes at December 31, 2003 and 2002.

Other Assets. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts.

Notes Payable Banks. The interest rate currently available to the Company fluctuates with the LIBOR rate of the lending institutions, and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable and Subordinated Notes. The estimated fair value was determined by calculating the present value of the future cash flows.

Letters of Credit. Letters of credit and outstanding completion bonds of $65.7 million and $50.6 million represent potential commitments at December 31, 2003 and 2002, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

15. Business Segments

In conformity with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.

Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development and sale of land and the sale and construction of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. The homebuilding segment’s results also include intercompany charges from corporate, as well as fees paid to the financial services segment to lock in interest rates. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company’s homes. The loans and servicing rights are sold to third party mortgage lenders and servicers. Intersegment, corporate and other includes the allocation of interest and other charges relating to programs and services administered centrally, as well as the elimination of intercompany charges and other reclassifications from internal reporting classifications for proper presentation in conformity with GAAP. Financial information relating to the Company’s segments is as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Revenue:
Homebuilding	$1,047,432	$1,015,162	$959,295
Financial services	28,736	23,812	22,241
Intersegment	(6,605)	(5,949)	(4,770)

Total Revenue	$1,069,563	$1,033,025	$976,766

Depreciation and Amortization:
Homebuilding	$2,163	$2,023	$1,455
Financial services	128	101	113
Corporate and other	91	115	441

Total Depreciation and Amortization	$2,382	$2,239	$2,009

Interest Expense:
Homebuilding	$9,401	$13,362	$15,642
Financial services	236	448	526
Corporate and other	-	-	-

Total Interest Expense	$9,637	$13,810	$16,168

Income Before Income Taxes:
Homebuilding	$91,864	$81,920	$66,157
Financial services	20,093	15,590	13,872
Corporate and other	23,142	11,690	5,013

Total Income Before Income Taxes	$135,099	$109,200	$85,042

Income Taxes:
Homebuilding	$36,286	$30,818	$25,690
Financial services	7,937	6,080	5,291
Corporate and other	9,146	5,690	1,460

Total Income Taxes	$53,369	$42,588	$32,441

Assets:
Homebuilding	$633,877	$504,802	$537,871
Financial services	71,065	59,142	54,175
Corporate and other	41,930	14,514	20,064

Total Assets	$746,872	$578,458	$612,110

Capital Expenditures:
Homebuilding	$15,659	$540	$5,994
Financial services	36	251	77
Corporate and other	48	20	34

Total Capital Expenditures	$15,743	$811	$6,105

16.  Subsequent Events

On November 11, 2003 and March 8, 2004, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common stock on January 2 and April 1, 2004, payable on January 22, 2004 and April 22, 2004, respectively.

On December 10, 2002, the Board of Directors authorized the repurchase of up to $50 million worth of outstanding common stock. This program replaces and supercedes the unused portions of all of the preexisting repurchase programs that have previously been authorized. As of December 31, 2003, the Company had repurchased 817,500 shares at an average price of $29.53 per share.  From January 1, 2004 through March 8, 2004, the Company purchased an additional 260,200 shares at an average price of $37.81 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants during each of the two years ended December 31, 2003 and 2002.

ITEM 9(A). CONTROLS AND PROCEDURES

As of the end of the period covered by this report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company’s management, including the Chief Executive Officer, along with our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure the required information is disclosed on a timely basis in our reports filed under the Exchange Act. During the evaluation described above, no changes in the Company’s internal controls over financial reporting were identified that occurred during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all error and all fraud.

Since the date of our evaluation to the filing date of this Annual Report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and all employees of the Company. The Code of Business Conduct and Ethics is posted on our website at www.mihomes.com . We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our directors, executive officers and principal accounting officer by posting such information on our website. Copies of the Code of Business Conduct and Ethics will be provided free of charge upon written request directed to Investor Relations, M/I Homes, Inc., 3 Easton Oval, Suite 500, Columbus, OH 43219.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

1. The following financial statements are contained in Item 8:

		Page in
		this
	Financial Statements	Report

	Independent Auditors’ Report	29
	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	30
	Consolidated Balance Sheets as of December 31, 2003 and 2002	31
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	32
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	33
	Notes to Consolidated Financial Statements	34-46

2.	Financial Statement Schedules:

	None required.

3.	Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report. For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 Regulation S-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, hereby incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

3.2	Amended and Restated Regulations of the Company, hereby incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K of the fiscal year ended December 31, 1998.

3.3
Amendment of Article I(f) of the Company’s Amended and Restated Code of Regulations to permit shareholders to appoint proxies in any manner permitted by Ohio law, hereby incorporated by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4	Specimen of Stock Certificate, hereby incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, Commission File No. 33-68564.

10.1	The M/I Homes, Inc. 401(k) Profit Sharing Plan as Amended and Restated, adopted as of January 1, 1997. (Filed herewith.)

10.2
Amendment Number 1 of the M/I Homes, Inc. 401(k) Profit Sharing Plan for the Economic Growth and Tax Relief Reconciliation Act of 2001 dated November 12, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.3	Second Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated November 11, 2003. (Filed herewith.)

49

10.4
Credit Agreement by and among M/I Homes, Inc., as borrower; Bank One, NA, as agent for the banks; The Huntington National Bank, as documentation agent; U.S. Bank, N.A., National City Bank, AMSouth Bank, and Suntrust Bank, as co-agents; Bank One NA, The Huntington National Bank, U.S. Bank, N.A., National City Bank, AMSouth Bank, Suntrust Bank, Comerica Bank, Fifth Third Bank, Central Ohio, PNC Bank, National Association, Washington Mutual Bank, FA, Fleet National Bank and Guaranty Bank, as banks; and Banc One Capital Markets, Inc., as lead arranger and sole book runner dated March 6, 2002, hereby incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.5
Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 3, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.6
First Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 2, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.7
Second Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 1, 2003, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.8
M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.9
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.10
Second Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.11
Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated August 9, 1994, hereby incorporated by reference to Exhibit 10(c) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

10.12
Amendment to Executive Employment Agreement by and between the Company and Irving E. Schottenstein dated November 14, 2001, hereby incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Company’s 2002 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.14	Company’s 2002 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.15	Company’s 2002 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.16	Company’s 2002 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.17	Company’s 2003 Chief Executive Officer Bonus Program, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.18	Company’s 2003 President Bonus Program, hereby incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.20	Company’s 2003 Chief Operating Officer Bonus Program, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.21	Company’s 2003 Chief Financial Officer Bonus Program, hereby incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.22
Credit Agreement between the Company and BankBoston, N.A., the other parties which may become lenders and BankBoston, N.A., as agent, dated August 29, 1997, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.23
First Amendment to Credit Agreement by and among M/I Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Highland Legacy Limited and Fleet National Bank, as agent, dated September 15, 2000, hereby incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.24
Second Amendment to Credit Agreement by and among M/I Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank, as agent, dated March 6, 2002, hereby incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.25
Credit Agreement between M/I Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties that may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc. dated September 28, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.26	Company’s Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.27
First Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated February 16, 1999, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.28
Second Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated July 1, 2001, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.29
Amended and Restated M/I Homes, Inc. Executives’ Deferred Compensation Plan dated April 18, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.30
First Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated July 1, 2001, incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.31
Second Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated June 19, 2002, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.32	Third Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated as of March 8, 2004. (Filed herewith.)

51

10.33
Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein, as Trustee, of the Robert H. Schottenstein 1996 Insurance Trust dated September 24, 1997, hereby incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.34
Collateral Assignment Split-Dollar Agreement by and among the Company and Steven Schottenstein, and Irving E. Schottenstein, as Trustee, of the Steven Schottenstein 1994 Insurance Trust dated September 24, 1997, hereby incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.35	M/I Homes, Inc. Executive Officer Compensation Plan, hereby incorporated by reference to the Company’s definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

10.36	Change of Control Agreement between the Company and Phillip G. Creek dated as of March 8, 2004. (Filed herewith.)

11	Earnings Per Share Calculations. (Filed herewith.)

21	Subsidiaries of Company. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1
Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to M/I Homes, Inc. and will be retained by M/I Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. (Filed herewith.)

31.2
Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to M/I Homes, Inc. and will be retained by M/I Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. (Filed herewith.)

32.1
Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Homes, Inc. and will be retained by M/I Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. (Filed herewith.)

32.2
Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Homes, Inc. and will be retained by M/I Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. (Filed herewith.)

(b) Report on Form 8-K

On October 9, 2003, we furnished a report on Form 8-K announcing the Company’s unit information as of and for the three and nine months ended September 30, 2003.

On October 28, 2003, we furnished a report on Form 8-K announcing the Company’s earnings and results of operations as of and for the three and nine months ended September 30, 2003.

On January 12, 2004, we furnished a report on Form 8-K naming Robert H. Schottenstein as the Chief Executive Officer, succeeding Irving E. Schottenstein, and also announcing the change of the Company’s name to M/I Homes, Inc.

On January 14, 2004, we furnished a report on Form 8-K announcing the Company’s unit information as of and for the three and twelve months ended December 31, 2003.

On February 5, 2004, we furnished a report on Form 8-K announcing the Company’s earnings and results of operations as of and for the three and twelve months ended December 31, 2003.

(c) Exhibits

Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

Exhibit Number	Description

10.1	The M/I Homes, Inc. 401(k) Profit Sharing Plan as Amended and Restated, adopted as of January 1, 1997. (Filed herewith.)

10.3	Second Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated November 11, 2003. (Filed herewith.)

10.32	Third Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated as of March 8, 2004. (Filed herewith.)

10.36	Change of Control Agreement between the Company and Phillip G. Creek dated as of March 8, 2004. (Filed herewith.)

11	Earnings Per Share Calculations. (Filed herewith.)

21	Subsidiaries of Company. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1
Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to M/I Homes, Inc. and will be retained by M/I Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. (Filed herewith.)

31.2
Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to M/I Homes, Inc. and will be retained by M/I Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. (Filed herewith.)

32.1
Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Homes, Inc. and will be retained by M/I Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. (Filed herewith.)

32.2
Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to M/I Homes, Inc. and will be retained by M/I Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request. (Filed herewith.)

(d) Financial Statement Schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 10th day of March 2004.

M/I Homes, Inc.
(Registrant)

By:	/s/ ROBERT H. SCHOTTENSTEIN

Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March 2004.

NAME AND TITLE	NAME AND TITLE

STEVEN SCHOTTENSTEIN*	/s/ ROBERT H. SCHOTTENSTEIN

Steven Schottenstein	Robert H. Schottenstein
Chief Operating Officer and Director	Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

JEFFREY H. MIRO*	/s/ PHILLIP G. CREEK

Jeffrey H.Miro	Phillip G. Creek
Director	Senior Vice President, Treasurer,
Chief Financial Officer and Director
NORMAN L. TRAEGER*	(Principal Financial Officer)

Norman L. Traeger
Director	/s/ ANN MARIE HUNKER

Ann Marie Hunker
FRIEDRICH K. M. BÖHM*	Corporate Controller
(Principal Accounting Officer)
Friedrich K. M. Böhm
Director

LEWIS R. SMOOT, SR.*

Lewis R. Smoot, Sr.
Director

THOMAS D. IGOE*

Thomas D. Igoe
Director

*The above-named Directors and Officers of the Registrant execute this report by Robert H. Schottenstein and Phillip G. Creek, their Attorneys-in-Fact, pursuant to powers of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission as Exhibit 24 to the report.

By:	/s/ ROBERT H. SCHOTTENSTEIN	By:	/s/ PHILLIP G. CREEK

	Robert H. Schottenstein, Attorney-In Fact		Phillip G. Creek, Attorney-In-Fact

