Form 10-Q
period 2004-03-31
M I HOMES INC
filed 2004-05-10
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12434

M/I HOMES, INC .

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
Common stock, par value $.01 per share: 14,122,723 shares
outstanding as of April 30, 2004

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

			PAGE
PART I.	FINANCIAL INFORMATION		NUMBER

	Item 1.	M/I Homes, Inc. and Subsidiaries Consolidated Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2004 (Unaudited) and December 31, 2003	3

		Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2004	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	27

	Item 2.	Changes in Securities and Use of Proceeds	27

	Item 3.	Defaults Upon Senior Securities	27

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 5.	Other Information	28

	Item 6.	Exhibits and Reports on Form 8-K	28

Signatures			29

Exhibit Index			30

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:

Cash	$5,777	$3,209
Cash held in escrow	8,369	9,575
Mortgage loans held for sale	47,702	65,929
Inventories:
Single-family lots, land and land development costs	427,460	365,979
Houses under construction	249,611	211,842
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2004 - $137;
December 31, 2003 - $121)	405	2,345
Land purchase deposits	4,641	11,460
Building, office furnishings, transportation and construction equipment – at cost (less accumulated
depreciation: March 31, 2004 - $8,289; December 31, 2003 – $7,608)	33,829	34,225
Investment in unconsolidated joint ventures and limited liability companies	14,835	13,952
Other assets	24,176	28,356

TOTAL ASSETS	$816,805	$746,872

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$76,203	$55,131
Accrued compensation	7,891	26,504
Customer deposits	23,951	21,308
Other liabilities	54,742	61,906
Notes payable banks – homebuilding operations	132,000	95,000
Note payable bank - financial services operations	18,300	24,000
Mortgage notes payable	38,268	10,614
Senior subordinated notes	50,000	50,000

TOTAL LIABILITIES	401,355	344,463

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common stock - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	68,200	67,026
Retained earnings	406,431	387,250
Treasury stock - at cost - 3,504,673 and 3,394,188 shares, respectively
held in treasury at March 31, 2004 and December 31, 2003	(59,357)	(52,043)

TOTAL SHAREHOLDERS’ EQUITY	415,450	402,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$816,805	$746,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2004	2003
(In thousands, except per share amounts)	(Unaudited)

Revenue	$228,664	$208,712

Costs and expenses:
Land and housing (includes interest expense of $966 for 2004 and 2003)	167,572	153,311
General and administrative	11,310	11,498
Selling	15,667	13,318
Interest	1,823	1,284

Total costs and expenses	196,372	179,411

Income before income taxes	32,292	29,301

Provision for income taxes	12,755	11,427

Net income	$19,537	$17,874

Earnings per common share:
Basic	$1.39	$1.23
Diluted	$1.35	$1.20

Weighted average shares outstanding:
Basic	14,065	14,558
Diluted	14,435	14,901

Dividends per common share	$.025	$.025

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2004
	(Unaudited)

	Common Stock		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders'
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Stock	Equity

Balance at December 31, 2003	14,231,935	$176	$67,026	$387,250	$(52,043)	$402,409

Net income	-	-	-	19,537	-	19,537

Dividends to shareholders, $0.025 per common share	-	-	-	(356)	-	(356)

Income tax benefit from stock options and executive
deferred stock distributions	-	-	1,776	-	-	1,776

Purchase of treasury shares	(260,200)	-	-	-	(9,838)	(9,838)

Stock options exercised	65,090	-	129	-	1,091	1,220

Deferral of executive and director stock	-	-	702	-	-	702

Executive and director deferred stock distributions	84,625	-	(1,433)	-	1,433	-

Balance at March 31, 2004	14,121,450	$176	$68,200	$406,431	$(59,357)	$415,450

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
(In thousands)	(Unaudited)	(Unaudited)

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$19,537	$17,874
Adjustments to reconcile net income to net cash (used in) from operating activities:
Depreciation	597	561
Deferred income tax expense	2,659	1,610
Income tax benefit from stock transactions	1,776	344
Equity in undistributed income of unconsolidated joint ventures and limited liability companies	174	(209)
Net change in assets and liabilities:
Cash held in escrow	1,206	(1,288)
Mortgage loans held for sale	18,227	11,724
Inventories	(61,084)	(6,437)
Other assets	1,521	(5,158)
Accounts payable	21,072	6,872
Customer deposits	2,643	1,730
Accrued compensation	(18,613)	(15,900)
Other liabilities	(6,462)	3,362

Net cash (used in) from operating activities	(16,747)	15,085

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(185)	(874)
Investment in unconsolidated joint ventures and limited liability companies	(2,829)	(2,404)
Distributions from unconsolidated joint ventures and limited liability companies	49	250

Net cash used in investing activities	(2,965)	(3,028)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from bank borrowings – net of repayments	31,300	7,900
Principal repayments of mortgage notes payable	(46)	(42)
Dividends paid	(356)	(370)
Proceeds from exercise of stock options	1,220	85
Payments to acquire treasury shares	(9,838)	(13,528)

Net cash from (used in) financing activities	22,280	(5,955)

Net increase in cash	2,568	6,102
Cash balance at beginning of period	3,209	953

Cash balance at end of period	$5,777	$7,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest – net of amount capitalized	$2,915	$2,259
Income taxes	$7,568	$4,304

NON-CASH TRANSACTIONS DURING THE PERIOD:
Land and lots acquired with mortgage notes payable	$27,700	$-
Distribution of singe-family lots from unconsolidated joint ventures and limited liability companies	$1,723	$3,179
Deferral of executive and director stock	$702	$726
Executive and director deferred stock distributions	$1,433	$558

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its Subsidiaries (“the Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to inventory valuation, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, income taxes and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in the “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain amounts previously reported in the 2003 condensed consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation.

NOTE 2. Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under such plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
	Three Months Ended
	March 31,	March 31,
(In thousands, except per share amounts)	2004	2003

Net income, as reported	$19,537	$17,874
Deduct: Total stock-based employee compensation expense determined under a fair
value based method for all awards, net of related income tax effect	(72)	(222)
Pro forma net income	$19,465	$17,652

Earnings per share:
Basic - as reported	$1.39	$1.23
Basic - pro forma	$1.38	$1.21

Diluted - as reported	$1.35	$1.20
Diluted - pro forma	$1.35	$1.18

NOTE 3. Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The original FIN 46 was revised in December 2003 (“FIN 46(R)”). FIN 46(R) requires the consolidation of any variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46, as originally released, applied immediately to variable interest entities created after January 31, 2003. FIN 46(R) resulted in an extension of time to apply the Interpretation to March 31, 2004 for companies with a calendar quarter end. The Company has evaluated all joint venture agreements and land option contracts that were entered into, and have not expired or been terminated, as of March 31, 2004 in accordance with FIN 46(R). Based on this evaluation, the adoption of FIN 46(R) did not have a significant impact on the consolidated financial statements.

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments”. This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the consolidated financial statements.

NOTE 4. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of total interest is as follows:
	Three Months Ended
	March 31,	March 31,
(In thousands)	2004	2003

Capitalized interest, beginning of period	$14,094	$11,475
Interest capitalized to inventory	1,399	1,389
Capitalized interest charged to cost of sales	(966)	(966)

Capitalized interest, end of period	$14,527	$11,898

Interest Incurred	$3,222	$2,673

NOTE 5. Investment in Unconsolidated Joint Ventures and Limited Liability Companies

At March 31, 2004, the Company had interests varying from 33% to 50% in joint ventures and limited liability companies that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. These interests have been determined to be variable interest entities (“VIEs”) as defined in FIN 46(R). These entities have assets and other liabilities totaling approximately $33.5 million and $3.7 million, respectively, at March 31, 2004. These entities generally do not have long-term debt recorded on their balance sheets. The Company’s maximum exposure related to its investment in these entities is the amount invested of $14.8 million plus letters of credit of $6.0 million, of which the Company’s proportionate share is $2.7 million, that serve as completion bonds for development work in process by the entities.

The Company also owns 49.9% interest in one unconsolidated title insurance agency that engages in closing services for M/I Financial Corp. (“M/I Financial”). The Company’s maximum exposure related to this investment is limited to the amount invested of approximately $23,000.

The Company has determined that it is not the primary beneficiary of any of these VIEs and, therefore, these interests are recorded using the equity method of accounting.

NOTE 6. Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs incurred during the warranty period. Factors that affect the Company’s warranty reserve include number of homes sold, historical and anticipated rate of warranty claims, cost per claim and timing of payment of claims. The summary of warranty activity is as follows:
	Three Months Ended
	March 31,	March 31,
(In thousands)	2004	2003

Warranty reserves, beginning of period	$9,173	$7,233
Warranty expense	1,301	1,166
Payments made	(1,522)	(1,407)

Warranty reserves, end of period	$8,952	$6,992

Guarantees

In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan. As of March 31, 2004, loans totaling approximately $353.3 million were covered under the above guarantee. A portion of the revenue paid to the Company for providing the guarantee on the above loans was deferred at March 31, 2004 and will be recognized in income as the Company is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2004 or 2003, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified is approximately $4.7 million as of March 31, 2004 relating to the above agreements. The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five years to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. As of March 31, 2004, the fair value of maximum future payments that M/I Financial could be required to pay under these guarantees was $5.5 million. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.

In addition, the Company has also provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company.

As of March 31, 2004, the Company has accrued $3.4 million for the guarantees and indemnities described above, which is management’s best estimate of the fair value of the Company’s liability.

NOTE 7. Commitments and Contingencies

At March 31, 2004, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 3,099 homes with an aggregate sales price of $840 million. At March 31, 2004, the Company has options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $342.2 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At March 31, 2004, the Company had outstanding approximately $78.1 million of completion bonds and standby letters of credit that expire at various times through July 2009. Included in this total are $49.2 million of performance bonds and $13.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.7 million share of our joint venture’s letters of credit); $12.1 million of financial letters of credit, of which $9.8 represent deposits on land and lot purchase contracts; and $2.9 million of financial bonds.

At March 31, 2004, the Company has $.7 million of certificates of deposit included in Cash that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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

NOTE 8. Notes Payable Banks

On March 31, 2004, the Company obtained a waiver, effective until September 30, 2004, of certain provisions of its Bank Credit Facility. On April 29, 2004, the Company amended the M/I Financial revolving credit agreement. The amended agreement will expire on April 28, 2005. All other terms of the agreement remain consistent with the previous agreement.

NOTE 9. Mortgage Notes Payable

In March 2004, the Company acquired land and assumed a note payable of $28.5 million. The timing of repayment is based upon the occurrence of future events regarding the specific property. The majority of the note payable has no stated interest rate, therefore the Company has imputed interest totaling $.8 million based upon the estimated timing of repayment of the note using the Company’s applicable borrowing rate for similar instruments.

NOTE 10. Subordinated Notes

On March 22, 2004 and March 30, 2004, the Company amended the Credit Agreement pertaining to the Senior Subordinated Notes. The amendments permit the Company to obtain additional subordinated indebtedness up to $300 million, provided the new subordinated indebtedness is equal or junior to the $50 million Senior Subordinated Notes. The amendments also increased the dollar amounts permitted for the Company to have outstanding for joint venture obligations, capital leases and purchase money mortgages, other contingent obligations and developed lots. In addition, the amendments increased the percentage of ownership change that would result in a change of control from 33% to 50%.

NOTE 11. Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

NOTE 12. Purchase of Treasury Shares

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2004, the Company repurchased 260,200 shares at an average price of $37.81. As of March 31, 2004, the Company had approximately $16 million available to repurchase outstanding common shares from the original Board approval.

NOTE 13. Operating and Reporting Segments

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision makers use internally in evaluating segment performance.

Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development and sale of land and the sale and construction of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. A management decision was made for 2004 that this interest rate be reduced from 14% for housing and 9% for land to more closely reflect our actual costs, which results in a lower allocation of interest to homebuilding, and, therefore, higher income before income taxes within the homebuilding segment. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company’s homes. The loans and servicing rights are sold to third party mortgage lenders and servicers. Intersegment, corporate and other includes the allocation of interest and other charges relating to programs and services administered centrally, as well as the elimination of intercompany charges and other reclassifications from internal reporting classifications for proper presentation in conformity with GAAP. Financial information relating to the Company’s segments is as follows:
	Three Months Ended
	March 31,	March 31,
(In thousands)	2004	2003

Revenue:
Homebuilding	$224,898	$204,821
Financial services	7,500	6,701
Intersegment	(3,734)	(2,810)

Total revenue	$228,664	$208,712

Income before income taxes:
Homebuilding	$21,455	$17,852
Financial services	5,512	5,180
Corporate and other	5,325	6,269

Total income before income taxes	$32,292	$29,301

NOTE 14. Dividends

On April 22, 2004, the Company paid to shareholders of record of its common stock on April 1, 2004, a cash dividend of $0.025 per share. On April 28, 2004, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on July 1, 2004, which will be paid on July 22, 2004. Total dividends paid in 2004 through April 22 were approximately $709,000.

NOTE 15. Subsequent Events

On April 29, 2004 the Company amended the M/I Financial revolving credit agreement. The amended agreement will expire on April 28, 2005. All other terms of the agreement remain consistent with the previous agreement.

M/I HOMES, INC. AND SUBSIDIARIES
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

In conformity with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The accounting policies of the segments, in total, are the same as those described in the Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Intersegment revenue primarily represents the elimination of revenue included in financial services for fees paid by the homebuilding operations relating to loan origination fees for its homebuyers and the reclassification of certain amounts from internal reporting classifications to proper presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. A management decision was made for 2004 that this interest rate be reduced from 14% for housing and 9% for land to more closely reflect our actual costs, which results in a lower allocation of interest to homebuilding, and, therefore, higher income before income taxes within the homebuilding segment. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates. Corporate and other income before income taxes includes selling, general and administrative costs that are viewed by management as not specifically related to either the homebuilding or financial services segment, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.
	Three Months Ended
	March 31,	March 31,
(In thousands)	2004	2003

Revenue:
Homebuilding	$224,898	$204,821
Financial services	7,500	6,701
Intersegment	(3,734)	(2,810)

Total revenue	$228,664	$208,712

Income before income taxes:
Homebuilding	$21,455	$17,852
Financial services	5,512	5,180
Corporate and other	5,325	6,269

Total income before income taxes	$32,292	$29,301

Other financial information:

Total interest expense	$1,823	$1,284

Effective tax rate	39.5%	39.0%

Total gross margin %	26.7%	26.5%

Total operating margin %	14.9%	14.7%

Consolidated Results of Operations

Three Months Ended March 31, 2004 and 2003

Total Revenue. Total revenue for the three months ended March 31, 2004 was $228.7 million, a 9.6% increase from the $208.7 million recorded for the comparable period in 2003. The increase was primarily due to an increase of $20.1 million in homebuilding revenue. Financial services revenue increased $.8 million and intersegment revenue eliminations were $.9 million higher than the prior year. The increase in homebuilding was the result of growth of $29.6 million and 15.6% in housing revenue partially offset by the $9.5 million and 62.9% decrease in land revenue. Housing revenue increased primarily as a result of the 8.9% increase in the number of homes delivered, from 800 to 871. Additionally the average sales price of homes delivered increased 6.3%, from $237,000 to $252,000. The decrease in land revenue from $15.1 million in 2003 to $5.6 million in 2004, was primarily due to the Company’s exit from Phoenix, which generated $11.1 million in revenue in 2003 and none in 2004. This decline in land revenue was partially offset by an increase in land revenue in our Charlotte market. Financial services experienced higher revenues in 2004 than in 2003 due to higher average loan amount ($209,000 in 2004 compared to $190,000 in 2003), slightly more loan originations in 2004 than in 2003 and the higher title company revenues due to the consolidation of TransOhio Residential Title Agency, for which the Company’s ownership percentage increased in the fourth quarter 2003. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

Gross and Operating Margins. Gross margin, as a percentage of revenue, increased from 26.5% to 26.7% and operating margin increased from 14.7% to 14.9%. The increase in margins is primarily attributable to financial services, which had higher revenues as discussed above. The margins for the homebuilding segment decreased slightly, primarily due to the weighted average impact of lower land revenues, which carried a higher overall gross margin than homebuilding and therefore slightly reduced the overall homebuilding margins. There is no assurance that the Company will be able to maintain the current margin levels if interest rates increase, as homebuyers are usually able to afford to purchase higher margin options when interest rates are low. In addition, as rates increase, more homebuyers select variable rate loans, which may result in lower profits for financial services when the loans are sold to third parties.

Income Before Income Taxes. Income before income taxes for the first quarter of 2004 increased $3.0 million over the same period of 2003, representing a 10.2% overall increase. The increase related primarily to our homebuilding operations, which experienced an increase of $3.6 million or 20.2%, offset, in part, by a 15% decline in corporate and other income before taxes. Homebuilding income before income taxes increased $1.3 million or 8.3%, after adjusting for the effect of the previously mentioned reduction in intercompany interest rates in 2004 ($4.4 million) and the impact of the Phoenix market exit in 2003 ($2.1 million). This 8.3% increase was primarily due to an increase in both homes delivered and average sales price, when compared to the first quarter of 2003, partially offset by higher interest charges of $2.1 million due to our increased net investment in our homebuilding operations. The decline in corporate and other income before income taxes was primarily due to the change in intercompany interest rates mentioned above, offset by increased interest income from homebuilding operations of $2.1 million and a $.5 million increase in interest incurred due to higher average borrowings.

Interest Expense. Interest expense for the first quarter of 2004 increased slightly to $1.8 million from $1.3 million in 2003. Interest expense was higher during the first quarter primarily due to a 132% increase in the average borrowings outstanding during the quarter due to an increase in land purchases, partially offset by a lower weighted average interest rate.

Income Taxes. The effective tax rate increased from 39.0% for the first quarter of 2003 to 39.5% for the first quarter of 2004. The increase is primarily due to a higher amount of the Company’s income being apportioned to higher tax states.

Homebuilding Segment

The following table sets forth certain information related to our homebuilding segment:
	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2004	2003

Revenue:
Housing	$219,303	$189,746
Land	5,595	15,075

Total revenue	$224,898	$204,821

Revenue:
Housing	97.5%	92.6%
Land	2.5	7.4

Total revenue	100.0	100.0
Land and housing costs	76.8	76.6

Gross margin	23.2	23.4
General and administrative expenses	2.7	3.3
Selling expenses	6.9	6.4

Operating income	13.6	13.7
Allocated expenses	4.1	5.0

Income before income taxes	9.5%	8.7%

Ohio and Indiana Region
Unit data:
New contracts	870	789
Homes delivered	577	487
Backlog at end of period	1,931	1,825
Average sales price of homes in backlog	$258	$235
Aggregate sales value of homes in backlog	$498,000	$428,000
Number of active subdivisions	87	88

Florida Region
Unit data:
New contracts	305	248
Homes delivered	223	214
Backlog at end of period	860	575
Average sales price of homes in backlog	$261	$236
Aggregate sales value of homes in backlog	$224,000	$136,000
Number of active subdivisions	23	30

North Carolina and Washington, D.C. Region
Unit data:
New contracts	137	104
Homes delivered	71	99
Backlog at end of period	308	262
Average sales price of homes in backlog	$382	$354
Aggregate sales value of homes in backlog	$118,000	$93,000
Number of active subdivisions	30	25

Total
Unit data:
New contracts	1,312	1,141
Homes delivered	871	800
Backlog at end of period	3,099	2,662
Average sales price of homes in backlog	$271	$247
Aggregate sales value of homes in backlog	$840,000	$657,000
Number of active subdivisions	140	143

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred and risk has transferred to the buyer. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. The cancellation rate for the quarter ended March 31, 2004 and March 31, 2003 was 19.5% and 20.0%, respectively. Unsold homes, which are in various stages of construction, totaled 110 and 94 at March 31, 2004 and 2003, respectively.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Revenue. Revenue for the homebuilding segment was $224.9 million, an increase of 9.8%, or $20.1 million from 2003. This increase was due to a 15.6% increase in housing revenue, offset partially by a 62.9% decrease in land revenue. Housing revenue increased primarily as a result of the 8.9% increase in the number of homes delivered, from 800 to 871. Additionally, the average sales price of homes delivered increased 6.3%, from $237,000 to $252,000, due to normal base house pricing increases, selection of more options by customers due to the favorable interest rate environment, and the overall mix of homes delivered. In 2004, the Company generated land revenue of $5.6 million, compared to $15.1 million in the prior year. The decrease in land revenue was primarily due to the Company’s exit from Phoenix, which generated $11.1 million in revenue in 2003 and none in 2004. In Charlotte, there was an increase in land revenue of $1.6 million, making up the majority of the remaining variance from 2003 to 2004. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

New Contracts and Backlog. New contracts in the first quarter of 2004 increased 15% from 2003’s first quarter. New contracts increased in all of our markets, with the largest increases occurring in our Cincinnati, Tampa and West Palm Beach markets due to both the economic conditions in those markets and the availability of new subdivisions in exclusive or high demand locations. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers. At March 31, 2004, our backlog consisted of 3,099 homes, with an approximate sales value of $840 million. This represents a 16.4% increase in units and a 27.9% increase in sales value compared to the first quarter of 2003. The average sales price of homes in backlog increased by 9.7%, with increases occurring in all of our markets.

Gross Margin. The gross margin for the homebuilding segment was 23.2% for the first quarter 2004, compared to 23.4% for the first quarter 2003. Housing gross margin remained constant at approximately 22.8% and land gross margin increased from 30.7% to 41.8%, however, the overall gross margin for the homebuilding segment decreased slightly because of the weighted average gross margin impact of lower land revenues. The increase in land’s gross margin was primarily due to the mix of lot sales. Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses decreased from $6.8 million and 3.3% of revenue in the first quarter 2003 to $6.1 million and 2.7% of revenue in the first quarter 2004. The decrease was primarily due to the absence, in 2004, of a $.6 million commission paid on Phoenix land sales in 2003 and lower homeowners association fees, due mainly to timing and mix of the housing subdivisions for which such fees are paid.

Selling Expenses. Selling expenses increased from $13.1 million and 6.4% of revenue in the first quarter 2003 to $15.5 million and 6.9% of revenue in the first quarter 2004. The increase in expense was due to increases in sales commissions paid to outside realtors relating to homes delivered, increases in internal sales commissions due to higher average sales price of homes delivered and higher radio and television advertising costs.

Financial Services Segment

The following table sets forth certain information related to the financial services segment:
	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2004	2003

Number of loans originated	664	650

Revenue	$7,500	$6,701
General and administrative expenses	1,988	1,521

Income before income taxes	$5,512	$5,180

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue. Revenue for the first quarter 2004 was $7.5 million, an increase of 11.9% over the $6.7 million recorded for 2003’s first quarter. The increase in revenue is attributable to various factors, including a higher average loan amount ($209,000 in 2004 compared to $190,000 in 2003), slightly more loan originations in 2004 than in 2003, and higher title company revenues.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2004 were $.5 million and 30.7% higher than in the same period of 2003 primarily because of higher title company general and administrative costs.

Intersegment, Corporate and Other

Intersegment, corporate and other includes selling, general and administrative costs that are not viewed by management as specifically related to the operations of either the homebuilding or the financial services segment, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments, and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.
	Three Months Ended
	March 31,	March 31,
(In thousands)	2004	2003

Intersegment revenue eliminations and reclassifications	$(3,734)	$(2,810)

Intersegment cost of sales eliminations and adjustments	5,056	3,613

Corporate selling, general and administrative expenses	(3,395)	(3,453)

Interest income from allocations to homebuilding, net of interest incurred	7,398	8,919

Income before income taxes	$5,325	$6,269

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Intersegment Revenue. Intersegment revenue eliminations and reclassifications increased to $3.7 million in the first quarter 2004 compared to $2.8 million in the first quarter 2003. Included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees, accounting for $2.0 million and $.9 million in 2004 and 2003, respectively. The amount also includes $1.8 million and $1.9 million reclassifications in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales Eliminations and Adjustments. Intersegment cost of sales eliminations and adjustments increased to $5.1 million in the first quarter 2004 compared to $3.6 million in the first quarter 2003. This amount primarily includes eliminations and reclassifications relating to the homebuilding segment, and also includes the elimination of fees charged by financial services of $2.0 million and $.9 million in 2004 and 2003, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $.8 million and $.7 million in 2004 and 2003, respectively. The amount also includes $1.8 million and $1.9 million reclassifications in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.
17

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses remained relatively constant in the first quarter at $3.4 million and $3.5 million in 2004 and 2003, respectively, with a $.4 million favorable increase in interest rate swaps being offset by higher insurance costs in 2004 compared to 2003. As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased from 1.7% in the first three months of 2003 to 1.5% for the same period in 2004.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $1.5 million lower in 2004 than in 2003, primarily due to the current year reduction in the interest rates charged by corporate to the homebuilding segment. The reduction in the interest rate resulted in approximately a $4.4 million reduction in interest income, offset in part by an increase due to a higher net investment in homebuilding of $2.1 million, and a $.5 million increase in interest incurred.

Liquidity and Capital Resources

For the three months ended March 31, 2004, we experienced $16.7 million negative cash flows from operations as a result of a significant investment in land during the quarter and the payment of accrued compensation, offset partially by an increase in our accounts payable liabilities and a decrease in our investment in mortgage loans held for sale, due to the fewer loans closed during the first quarter of 2004 that were not yet sold to a third party as of March 31, 2004. We acquired approximately $80.0 million of land during the quarter, funded by our cash generated from operations, proceeds from bank borrowings, which were $31.3 million in 2004’s first quarter, net of repayments, and a note payable of $27.7 million. In addition to the purchase of land, $9.8 million of cash was used during the quarter to repurchase outstanding shares to be held as treasury stock. There were no significant investing activities during the quarter.

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. Management believes that the Company’s available financing is adequate to support operations through mid-2005, however the Company continues to consider various financing alternatives. Please see our Safe Harbor Statement for further discussion of factors that could impact our source of funds.

Notes Payable Banks. At March 31, 2004, the Company’s homebuilding operations had borrowings totaling $132.0 million and financial letters of credit totaling $12.2 million outstanding under a loan agreement with twelve banks. The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million or our borrowing base. This includes a maximum amount of $50 million in letters of credit. The Bank Credit Facility matures in March 2006. The $37.0 million increase in notes payable banks - homebuilding operations from December 31, 2003 to March 31, 2004 reflects increased borrowings primarily used for the acquisition of land. On March 31, 2004, the Company obtained a waiver, effective until September 30, 2004, of certain provisions of its Bank Credit Facility.

We had $18.3 million outstanding as of March 31, 2004 under the M/I Financial loan agreement, which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. M/I Homes and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. On April 29, 2004, the Company amended the M/I Financial revolving credit agreement. The amended agreement will expire on April 28, 2005. All other terms of the agreement remain consistent with the previous agreement.

At March 31, 2004, we had the right to borrow up to $345 million under our credit facilities, including $30 million under the M/I Financial loan agreement. At March 31, 2004, we had $182.5 million of unused borrowing availability under our loan agreements. In addition, the Company’s Bank Credit Facility includes an accordion feature that provides an additional $60 million of borrowing availability, which would be available to the Company upon request and the approval from the banks included in the Credit Facility.

Subordinated Notes. At March 31, 2004, there were outstanding $50 million of Senior Subordinated Notes. The notes bear interest at a fixed rate of 9.51% through August 2004 and a slightly higher rate for two years thereafter, maturing in August 2006. On March 22, 2004 and March 30, 2004, the Company amended the Credit Agreement pertaining to the Senior Subordinated Notes. The amendments permit the Company to obtain additional subordinated indebtedness up to $300 million, provided the new subordinated indebtedness is equal or junior to the $50 million Senior Subordinated Notes. The amendments also increased the dollar amounts permitted for the Company to have outstanding for joint venture obligations, capital leases and purchase money mortgages, other contingent obligations and developed lots. In addition, the amendments increased the percentage of ownership change that would result in a change of control from 33% to 50%.

Mortgage Notes Payable. At March 31, 2004, mortgage notes payable outstanding were approximately $38 million, secured by an office building, lots and land with a recorded book value of approximately $67.7 million. In March 2004, the Company acquired land and assumed a note payable with a total face amount of $28.5 million. The timing of repayment is based upon the occurrence of future events regarding the specific property, and the Company anticipates making the note payment by December 2004. The majority of the note payable has no stated interest rate, therefore, the Company has imputed interest of $.8 million based upon the estimated timing of repayment of the note using the Company’s applicable borrowing rate for similar instruments.

Weighted Average Interest Rate. At March 31, 2004, the weighted average interest rate for our outstanding debt for the three months ended March 31, 2004 and 2003 was 6.6% and 12.7%, respectively, including the cost of the Company’s interest rate swaps. The decrease in this rate from 2003 is primarily due to lower interest expense attributable to our interest rate swap agreements, and a greater percentage of the Company’s total average outstanding borrowings during the period being lower rate bank notes payable.

Land and Land Development. Single-family lots, land and land development inventory increased from $366.0 million at December 31, 2003 to $427.5 million at March 31, 2004, primarily because of the purchase of approximately $80.0 million of land and lots during the current year. We also intend to purchase an additional $220 million of land during 2004, using cash generated from operations and our existing line of credit. We continue to purchase some lots from outside developers under contracts. However, we are strategically focusing on increasing raw ground purchases. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders. This shelf registration could allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of March 31, 2004.

Purchase of Treasury Shares. On December 10, 2002, our Board of Directors authorized the repurchase of up to $50 million worth of shares of outstanding common stock. As of March 31, 2004, the Company had purchased 1,077,700 shares at an average price of $31.53 per share under this Board approved repurchase program, and had approximately $16.0 million remaining available for repurchase. This repurchase program replaces and supercedes the unused portions of all of the repurchase programs that had previously been authorized. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.

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

Segment Information. Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives a majority of its revenue from developing land and constructing single-family housing in nine markets in the United States. The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title services. Segment information included herein is presented in accordance with SFAS No. 131, and is presented on the basis that the chief operating decision makers use in evaluating segment performance.

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

We recognize the majority of the revenues associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third-party investors. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third-party investors, in accordance with SFAS No. 91. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The guarantee fair value is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination. We recognize financial services revenues associated with our title operations as homes are closed, closing services are rendered and title polices are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Inventories. We use the specific identification method for the purpose of accumulating costs associated with home construction. Inventories are recorded at cost, unless they are determined to be impaired, in which case the impaired inventories are written down to fair value less cost to sell in accordance with SFAS No. 144. In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction. Such costs are charged to cost of sales as homes are closed.

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

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement line, depending on the nature of the guarantee or indemnity, and crediting a liability. The Company generally provides a limited-life guarantee on all loans sold to a third party, and estimates its actual liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.

Warranty. Warranty liabilities are established by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under the Company’s warranty programs. Our warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate. Actual future warranty costs could differ materially from our current estimated amount.

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, workers’ compensation and general liability insurance. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future costs could differ from our current estimated amounts.

Derivative Financial Instruments. The Company has the following types of derivative financial instruments: mortgage loans held for sale, interest rate lock commitments and interest rate swaps. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gains or losses are included in financial services revenue. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded to current revenue. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities (“FMBS”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBS in accordance with Company policy. These instruments are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings. SFAS No. 133 requires interest rate swaps to be recorded in the consolidated balance sheet at fair value. Changes in their value are recorded in the consolidated statement of income. The fair value of the Company’s interest rate swap is recorded in other liabilities and the change in their fair value is recorded in general and administrative expense.

Off-Balance Sheet Arrangements

Variable Interest Entities. In the ordinary course of business, the Company enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of joint ventures and limited liability companies, which meet the criteria of variable interest entities (“VIEs”). These entities engage in land development activities for the purpose of distributing developed lots to the Company and its partners in the entity. At March 31, 2004, these entities have assets and other liabilities totaling approximately $33.5 million and $3.7 million, respectively, with the Company’s interest in these entities varying from 33% to 50%. These entities generally do not hold debt securities, except for seller requested financing arrangements upon purchasing land for the entity. The Company believes its maximum exposure related to any of these entities to be the amount invested of $14.8 million plus our $2.7 million share of letters of credit of $6.0 million that serve as completion bonds for the development work in progress. The Company receives its percentage interest in the lots developed in the form of a capital distribution. The Company also owns a 49.9% interest in one unconsolidated title insurance agency that engages in closing services for M/I Financial. The Company’s maximum exposure related to this investment is limited to the amount invested of approximately $23,000. The Company has determined that it is not the primary beneficiary of any of these VIEs and, therefore, these arrangements are recorded using the equity method of accounting.

In addition to the above, the Company also enters into option and contingent purchase contracts with third parties to acquire land and developed lots, which may qualify as VIEs under Financial Accounting Standards Board (“FASB”) Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). At March 31, 2004, the Company had option and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $342 million. With regard to the contracts, the Company has no legal title to the assets, the Company’s maximum exposure to loss is limited to, in most cases, the amount of deposits or letters of credit placed with these entities, and creditors, if any, have no recourse against the Company. The Company has evaluated all such contracts that were outstanding as of March 31, 2004, resulting in no material impact to the Company’s consolidated financial statements.

Completion Bonds and Letters of Credit. At March 31, 2004, the Company had outstanding approximately $78.1 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts, and miscellaneous deposits that expire through July 2009.

Guarantees and Indemnities. In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet specific conditions of the loan within the first six months after the sale of the loan. As of March 31, 2004, loans totaling approximately $353.3 million were covered under the above guarantee. A portion of the revenue paid to the Company for providing the guarantee on the above loans was deferred at March 31, 2004 and will be recognized in income as the Company is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2004 or 2003, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified is approximately $4.7 million as of March 31, 2004 relating to the above agreements. The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five years to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. As of March 31, 2004, the fair value of maximum future payments that M/I Financial could be required to pay under these guarantees is $5.5 million. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.

In addition, the Company has also provided an environmental indemnification to an unrelated third-party seller of land in connection with the purchase of that land by the Company.

As of March 31, 2004, the Company has accrued $3.4 million for the guarantees and indemnities described above, which is management’s best estimate of the fair value of the Company’s liability.

Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The original FIN 46 was revised in December 2003 (“FIN 46(R)”). FIN 46(R) requires the consolidation of any variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46, as originally released, applied immediately to variable interest entities created after January 31, 2003. FIN 46(R) resulted in an extension of time to apply the Interpretation to March 31, 2004 for companies with a calendar quarter end. The Company has evaluated all joint venture agreements and land option contracts that were entered into, and have not expired or been terminated, as of March 31, 2004 in accordance with FIN 46(R). Based on this evaluation, the adoption of FIN 46(R) did not have a significant impact on the consolidated financial statements.

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments”. This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the consolidated financial statements.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our Annual Report on Form 10-K, in press releases, in presentations, on our web site and in other material released to the public. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors including, but not limited to, those referred to below. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Material and Labor Shortages Could Adversely Affect Our Business. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Continued shortages in these areas could delay construction of homes, which could adversely affect our business. At this time, we are not experiencing any significant material or labor shortages and, therefore, do not anticipate a material effect for the year 2004.

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

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For the first quarter of 2004, approximately 51% of our operating income was derived from operations in the Columbus market.

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

Significant Voting Control by Principal Shareholders. As of the date of this report, members of the Schottenstein family, including two of the Company’s executive officers, owned approximately 23% of the Company’s outstanding common shares. Therefore, the Schottenstein family has significant voting power.

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

Our interest rate swaps were not designated as hedges under SFAS No. 133 when it was adopted. We are exposed to market risk associated with changes in the fair values of the swaps, and such changes are reflected in our income statements. At March 31, 2004, the fair value adjustment resulted in the Company recording a $.9 reduction in the interest rate swap liability.

Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. Uncommitted IRLCs are considered derivative instruments under SFAS No. 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At March 31, 2004, the notional amount of the uncommitted IRLC loans was $82.9 million. The fair value adjustment related to these commitments resulted in the Company recording a $2.2 million liability at March 31, 2004. Forward sales of mortgage-backed securities (“FMBS”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBS related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At March 31, 2004, the notional amount under the FMBS was $83.0 million, and the related fair value adjustment resulted in the Company recording a $.1 million liability. Additionally, immediately prior to or concurrent with funding uncommitted IRLC loans, the Company enters into a commitment with a third-party investor to buy the specific IRLC loan.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of March 31, 2004:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(Dollars in thousands)	Rate	2004	2005	2006	2007	2008	Thereafter	Total	Value

ASSETS:
Mortgage loans held for sale:
Fixed rate	5.75%	$30,172	$ -	$ -	$ -	$ -	$ -	$30,172	$31,948
Variable rate	4.04%	17,530	-	-	-	-	-	17,530	18,126

LIABILITIES:
Long-term debt – fixed rate	7.75%	$31,698	$204	$50,222	$240	$261	$6,443	$89,068	$99,232
Long-term debt – variable rate	2.59%	18,300	-	132,000	-	-	-	150,300	150,300

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer, along with our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure the required information is disclosed on a timely basis in our reports filed under the Exchange Act. During the evaluation described above, no changes in the Company’s internal controls over financial reporting were identified that occurred during the Company’s first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all error and all fraud.

Part II - Other Information

Item 1. Legal Proceedings - none.

Item 2. Changes in Securities and Use of Proceeds

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2004, the Company repurchased 260,200 shares at an average price of $37.81. As of March 31, 2004, the Company had approximately $16 million available to repurchase outstanding common shares from the original Board approval.
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

Purchase of common shares – January 1 to January 31, 2004	223,700	$37.78	223,700	$17,408,000

Purchase of common shares – February 1 to February 29, 2004	36,500	$37.96	36,500	$16,023,000

Purchase of common shares – March 1 to March 31, 2004	-	-	-	$16,023,000

Total Purchases for the quarter ended March 31, 2004	260,200	$37.81	260,200	$16,023,000

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders

On April 28, 2004, the Company held its 2004 annual meeting of shareholders. The shareholders voted on the following proposals:

1)	To elect three directors to serve until the 2007 annual meeting of shareholders and until their successors have been dutly elected and qualified;

2)	To approve and adopt the 2004 Executive Officers Compensation Plan; and

3)	To ratify the appointment of Deloitte & Touche LLP as the Company's independent accountants and auditors for the 2004 fiscal year.

         The results of the voting are as follows:

1.	Election of Directors

		For	Withheld

	Friedrich K.M. Böhm	12,341,032	37,090
	Jeffrey H. Miro	12,344,824	33,298
	Robert H. Schottenstein	12,050,858	327,263

	All three directors were re-elected

2.	2004 Executive Officers Compensation Plan

	For	11,867,743
	Against	490,311
	Abstain	20,067

	The proposal was approved.

3.	To ratify the appointment of Deloitte & Touche LLP as the independent accountants and auditors for fiscal year 2004

	For	12,265,546
	Against	10,817
	Abstain	101,758

	The proposal was approved

Item 5. Other Information - none.

Item 6. Exhibits and Reports on Form 8-K

Two Form 8-Ks were furnished subsequent to the first quarter. The first, dated April 8, 2004, related to the public release of the Company’s unit information as of and for the three months ended March 31, 2004. The second, dated April 26, 2004, related to the public release of the Company’s earnings information as of and for the three months ended March 31, 2004. Additionally, a Form 8-K dated March 24, 2004 was furnished, related to the public release of the Company’s unit information for the months of January and February 2004.

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Third Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated April 29, 2004.

10.2	M/I Homes, Inc. 2004 Executive Officers Compensation Plan.

10.3
Second Amendment to the Credit Agreement, dated September 28, 2001, by and among M/I Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties that may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc., dated as of March 22, 2004.

Exhibit
Number	Description

10.4
Third Amendment to the Credit Agreement, dated September 28, 2001, by and among M/I Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties that may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc., dated as of March 30, 2004.

10.5
Fourth Amendment to Credit Agreement dated August 29, 1997, by and among M/I Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank, as agent, dated March 22, 2004.

10.6
Fifth Amendment to Credit Agreement dated August 29, 1997, by and among M/I Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank, as agent, dated March 30, 2004.

10.7
First Amendment to the Credit Agreement, dated September 28, 2001, by and among M/I Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties that may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc., dated as of June 2, 2003.

10.8
Third Amendment to Credit Agreement dated August 29, 1997, by and among M/I Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank, as agent, dated June 2, 2003.

10.9
Waiver of Certain Provisions of Credit Agreement effective as of March 6, 2002 by and among M/I Homes, Inc. and Bank One, NA, The Huntington National Bank, U.S. Bank, N.A., National City Bank, Amsouth Bank, Suntrust Bank, Comerica Bank, Fifth Third Bank, Central Ohio, PNC Bank, National Asssociation, Washington Mutual Bank, FA, Fleet National Bank, and Guaranty Bank and Bank One, NA, as agent, dated March 31, 2004.

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

M/I Homes, Inc.

(Registrant)

Date:	May 10, 2004	By:	/s/ Robert H. Schottenstein

Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	May 10, 2004	By:	/s/ Ann Marie Hunker

Ann Marie Hunker
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Third Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated April 29, 2004.

10.2	M/I Homes, Inc. 2004 Executive Officers Compensation Plan.

10.3
Second Amendment to the Credit Agreement, dated September 28, 2001, by and among M/I Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties that may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc., dated as of March 22, 2004.

10.4
Third Amendment to the Credit Agreement, dated September 28, 2001, by and among M/I Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties that may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc., dated as of March 30, 2004.

10.5
Fourth Amendment to Credit Agreement dated August 29, 1997, by and among M/I Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank, as agent, dated March 22, 2004.

10.6
Fifth Amendment to Credit Agreement dated August 29, 1997, by and among M/I Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank, as agent, dated March 30, 2004.

10.7
First Amendment to the Credit Agreement, dated September 28, 2001, by and among M/I Homes, Inc. and Fleet National Bank, Bankers Trust Company, and other parties that may become lenders and Fleet National Bank, as agent and Fleet Securities, Inc., dated as of June 2, 2003.

10.8
Third Amendment to Credit Agreement dated August 29, 1997, by and among M/I Homes, Inc., Fleet National Bank (formerly known as BankBoston, N.A.), Bankers Trust Company and Fleet National Bank, as agent, dated June 2, 2003.

10.9
Waiver of Certain Provisions of Credit Agreement effective as of March 6, 2002 by and among M/I Homes, Inc. and Bank One, NA, The Huntington National Bank, U.S. Bank, N.A., National City Bank, Amsouth Bank, Suntrust Bank, Comerica Bank, Fifth Third Bank, Central Ohio, PNC Bank, National Asssociation, Washington Mutual Bank, FA, Fleet National Bank, and Guaranty Bank and Bank One, NA, as agent, dated March 31, 2004.

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

Exhibit
Index	Description

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

