Form 10-Q
period 2004-06-30
M I HOMES INC
filed 2004-08-05
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12434

M/I HOMES, INC.

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
Common stock, par value $.01 per share: 14,083,523 shares
outstanding as of July 30, 2004

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

			PAGE
PART I.	FINANCIAL INFORMATION		NUMBER

	Item 1.	M/I Homes, Inc. and Subsidiaries Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets June 30, 2004 (Unaudited) and December 31, 2003	3

		Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2004	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	30

	Item 2.	Changes in Securities and Use of Proceeds	31

	Item 3.	Defaults Upon Senior Securities	31

	Item 4.	Submission of Matters to a Vote of Security Holders	31

	Item 5.	Other Information	31

	Item 6.	Exhibits and Reports on Form 8-K	31

Signatures			32

Exhibit Index			33

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:

Cash	$1,497	$3,209
Cash held in escrow	8,393	9,575
Mortgage loans held for sale	48,723	65,929
Inventories:
Single-family lots, land and land development costs	485,082	365,979
Houses under construction	284,409	211,842
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2004 - $152;
December 31, 2003 - $121)	1,169	2,345
Community development district infrastrucure	5,410	-
Land purchase deposits	4,845	11,460
Consolidated inventory not owned	4,932	-
Building, office furnishings, transportation and construction equipment – at cost (less accumulated
depreciation: June 30, 2004 - $8,881; December 31, 2003 – $7,608)	33,401	34,225
Investment in unconsolidated joint ventures and limited liability companies	13,713	13,952
Other assets	22,659	28,356

TOTAL ASSETS	$914,233	$746,872

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$79,289	$55,131
Accrued compensation	13,071	26,504
Customer deposits	26,049	21,308
Other liabilities	54,113	61,906
Community development district obligation	5,410	-
Obligation for consolidated inventory not owned	4,932	-
Notes payable banks – homebuilding operations	189,000	95,000
Note payable bank - financial services operations	16,900	24,000
Mortgage notes payable	35,432	10,614
Senior subordinated notes	50,000	50,000

TOTAL LIABILITIES	474,196	344,463

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common stock - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	68,238	67,026
Retained earnings	430,959	387,250
Treasury stock - at cost - 3,503,400 and 3,394,188 shares, respectively
at June 30, 2004 and December 31, 2003	(59,336)	(52,043)

TOTAL SHAREHOLDERS’ EQUITY	440,037	402,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$914,233	$746,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Revenue (Note 15)	$281,197	$240,904	$509,861	$449,616

Costs and expenses:
Land and housing (Note 15)	203,568	178,758	371,140	332,069
General and administrative (Note 15)	17,039	13,497	28,349	24,995
Selling	17,694	16,009	33,361	29,327
Interest (Note 15)	1,769	629	3,592	1,913

Total costs and expenses	240,070	208,893	436,442	388,304

Income before income taxes	41,127	32,011	73,419	61,312

Provision for income taxes	16,246	12,486	29,001	23,913

Net income	$24,881	$19,525	$44,418	$37,399

Earnings per common share:
Basic	$1.76	$1.36	$3.15	$2.59
Diluted	$1.73	$1.32	$3.08	$2.52

Weighted average shares outstanding:
Basic	14,122	14,350	14,094	14,454
Diluted	14,394	14,764	14,414	14,833

Dividends per common share	$0 .025	$0.025	$0.05	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2004
(Unaudited)

	Common Stock		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders'
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Stock	Equity

Balance at December 31, 2003	14,231,935	$176	$67,026	$387,250	$(52,043)	$402,409

Net income	-	-	-	44,418	-	44,418

Dividends to shareholders, $0.05 per common share	-	-	-	(709)	-	(709)

Income tax benefit from stock options and executive
deferred stock distributions	-	-	1,791	-	-	1,791

Purchase of treasury shares	(260,200)	-	-	-	(9,838)	(9,838)

Stock options exercised	65,090	-	129	-	1,091	1,220

Deferral of executive and director stock	-	-	746	-	-	746

Executive and director deferred stock distributions	85,898	-	(1,454)	-	1,454	-

Balance at June 30, 2004	14,122,723	$176	$68,238	$430,959	$(59,336)	$440,037

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
(In thousands)	(Unaudited)	(Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	$44,418	$37,399
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,204	1,125
Deferred income tax expense	3,538	2,828
Income tax benefit from stock transactions	1,791	1,321
Equity in undistributed loss (income) of unconsolidated joint ventures
and limited liability companies	139	(594)
Net change in assets and liabilities:
Cash held in escrow	1,182	(1,662)
Mortgage loans held for sale	17,206	5,595
Inventories	(151,091)	(85,621)
Other assets	2,159	(15,086)
Accounts payable	24,158	16,941
Customer deposits	4,741	3,733
Accrued compensation	(13,433)	(11,603)
Other liabilities	(7,047)	(6,714)

Net cash used in operating activities	(71,035)	(52,338)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(349)	(1,152)
Investment in unconsolidated joint ventures and limited liability companies	(4,850)	(5,203)
Distributions from unconsolidated joint ventures and limited liability companies	97	1,024

Net cash used in investing activities	(5,102)	(5,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings – net of repayments	86,900	73,700
Principal repayments of mortgage notes payable	(3,148)	(1,955)
Dividends paid	(709)	(729)
Proceeds from exercise of stock options	1,220	1,694
Payments to acquire treasury shares	(9,838)	(13,528)

Net cash from financing activities	74,425	59,182

Net (decrease) increase in cash	(1,712)	1,513
Cash balance at beginning of year	3,209	953

Cash balance at end of period	$1,497	$2,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest – net of amount capitalized	$3,554	$3,956
Income taxes	$25,664	$21,571

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$5,410	-
Consolidated inventory not owned	$4,932	-
Land and lots acquired with mortgage notes payable	$27,700	-
Distribution of singe-family lots from unconsolidated joint ventures and
limited liability companies	$4,853	$4,000
Deferral of executive and director stock	$746	$776
Executive and director deferred stock distributions	$1,454	$558

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (“the Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Certain amounts previously reported in the 2003 unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation (see Note 15).

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003

Net income, as reported	$24,881	$19,525	$44,418	$37,399
Deduct: Total stock-based employee compensation
expense determined under a fair value based method
for all awards, net of related income tax effect	(237)	(185)	(28)	(387)

Pro forma net income	$24,644	$19,340	$44,390	$37,012

Earnings per share:
Basic - as reported	$1.76	$1.36	$3.15	$2.59
Basic - pro forma	$1.75	$1.35	$3.15	$2.56

Diluted - as reported	$1.73	$1.32	$3.08	$2.52
Diluted - pro forma	$1.71	$1.31	$3.08	$2.50

NOTE 3.  Impact of New Accounting Standards

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments.” This bulletin was issued to inform registrants of the SEC’s view that the fair value of loan commitments that are required to follow derivative accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not consider the expected future cash flows related to the associated servicing of the future loan. Furthermore, no other internally-developed intangible assets should be recorded as part of the loan commitment derivative. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies,” including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by FAS No. 107, “Disclosure of Fair Value of Financial Instruments,” FAS No. 133, and Item 305 of Regulation S-K (Qualitative and Quantitative Disclosures about Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 4.  Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2004	2003	2004	2003

Capitalized interest, beginning of period	$14,527	$11,898	$14,094	$11,475
Interest capitalized to inventory	2,175	2,343	3,574	3,732
Capitalized interest charged to cost of sales	(1,149)	(1,159)	(2,115)	(2,125)

Capitalized interest, end of period	$15,553	$13,082	$15,553	$13,082

Interest incurred	$3,944	$2,972	$7,166	$5,645

NOTE 5.  Investment in Unconsolidated Joint Ventures and Limited Liability Companies

At June 30, 2004, the Company had interests varying from 33% to 50% in joint ventures and limited liability companies that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. These interests have been determined to be variable interest entities (“VIEs”) as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46 (as revised in December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). These entities have assets and other liabilities totaling approximately $31.7 million and $3.4 million, respectively, at June 30, 2004. These entities generally do not have long-term debt recorded on their balance sheets. The Company’s maximum exposure related to its investment in these entities is the amount invested of $13.7 million plus letters of credit of $6.0 million, of which the Company’s proportionate share is $2.6 million, that serve as completion bonds for development work in process by the entities.

The Company also owns a 49.9% interest in one unconsolidated title insurance agency that engages in closing services for M/I Financial Corp. (“M/I Financial”). The Company’s maximum exposure related to this investment is limited to the amount invested of approximately $41,000.

The Company has determined that it is not the primary beneficiary of any of these VIEs and, therefore, these interests are recorded using the equity method of accounting.

NOTE 6.  Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs incurred during the warranty period. Factors that affect the Company’s warranty accrual include the number of homes sold, historical and anticipated rate of warranty claims, cost per claim and timing of payment of claims. The summary of warranty activity is as follows:
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2004	2003	2004	2003

Warranty accrual, beginning of period	$8,952	$6,992	$9,173	$7,233
Warranty provisions	3,161	1,230	4,462	2,396
Payments and other adjustments	(1,994)	(1,850)	(3,516)	(3,257)

Warranty accrual, end of period	$10,119	$6,372	$10,119	$6,372

Guarantees

In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan. As of June 30, 2004, loans totaling $313.6 million were covered under the above guarantee. A portion of the revenue paid to the Company for providing the guarantee on the above loans was deferred at June 30, 2004 and will be recognized in income as the Company is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2004 or 2003, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified is $4.7 million as of June 30, 2004 relating to the above agreements.

The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. As of June 30, 2004, the fair value of maximum future payments that M/I Financial could be required to pay under these guarantees was $5.2 million. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.

In addition, the Company has also provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company.

As of June 30, 2004, the Company has accrued $3.3 million for the guarantees and indemnities described above.

NOTE 7.  Commitments and Contingencies

At June 30, 2004, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 3,130 homes with an aggregate sales price of $886.9 million. At June 30, 2004, the Company has options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of $340.2 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2004, the Company had outstanding $86.2 million of completion bonds and standby letters of credit that expire at various times through July 2009. Included in this total are $57.2 million of performance bonds and $14.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.6 million share of our joint ventures’ letters of credit); $11.9 million of financial letters of credit, of which $9.6 represent deposits on land and lot purchase contracts; and $2.9 million of financial bonds.

At June 30, 2004, the Company had outstanding $.4 million of corporate notes. These notes are due and payable in full upon default of the Company under contracts to purchase land or lots from third parties. No interest or principal is due until the time of default.

At June 30, 2004, the Company has $.6 million of certificates of deposit included in Cash that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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

NOTE 8.  Community Development District Infrastructure and Related Obligation

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes. The statutes allow CDDs to be created to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocate share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community (“Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of a Company’s community, a CDD has been established and bonds have been issued to finance a portion of the related infrastructure. The amount of the bond obligation issued and outstanding with respect to this CDD totaled $9.7 million at June 30, 2004, and matures in 2035.

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $5.4 million liability related to a CDD bond obligation as of June 30, 2004, along with the related inventory infrastructure.

NOTE 9.  Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of houses in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FIN 46(R), if the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity. The Company does not guarantee the obligations or performance of the variable interest entity.

In applying the provisions of FIN 46(R), the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under an agreement. As the primary beneficiary under this agreement, the Company is required to consolidate the fair value of the variable interest entity.

At June 30, 2004, the Company recorded $4.9 million as Consolidated Inventory Not Owned on the condensed consolidated balance sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligations for Consolidated Inventory Not Owned on the condensed consolidated balance sheet.

NOTE 10.  Notes Payable Banks

On March 31, 2004, the Company obtained a waiver, effective until September 30, 2004, of certain provisions of its Bank Credit Facility. The Company has the ability and the intent to remedy the conditions upon which the waiver was granted by September 30, 2004.

NOTE 11.  Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

NOTE 12.  Purchase of Treasury Shares

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50.0 million worth of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended June 30, 2004, the Company did not repurchase any shares. During the six-month period ended June 30, 2004, the Company repurchased 260,200 shares at an average price of $37.81. As of June 30, 2004, the Company had $16.0 million available to repurchase outstanding common shares from the 2002 Board approval.

NOTE 13.  Operating and Reporting Segments

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision maker uses internally in evaluating segment performance.

Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development and sale of land and the sale and construction of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. A management decision was made for 2004 that this interest rate be reduced from 14% for housing and 9% for land to more closely reflect our actual costs, which results in a lower allocation of interest to homebuilding, and, therefore, higher income before income taxes within the homebuilding segment. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company’s homes. The loans and servicing rights are sold to third party mortgage lenders and servicers. Intersegment and Other and Corporate and Other includes the allocation of interest and other charges relating to programs and services administered centrally, as well as the elimination of intercompany charges and other reclassifications from internal reporting classifications for proper presentation in conformity with GAAP. Financial information relating to the Company’s segments is as follows:

	Three Month Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2004	2003	2004	2003

Revenue:
Homebuilding	$283,561	$237,182	$508,459	$442,003
Financial services (a)	11,141	5,621	18,641	12,322
Intersegment and other	(13,505)	(1,899)	(17,239)	(4,709)

Total revenue	$281,197	$240,904	$509,861	$449,616

Income before income taxes:
Homebuilding	$32,221	$23,302	$53,676	$41,154
Financial services	7,950	3,983	13,462	9,163
Corporate and other	956	4,726	6,281	10,995

Total income before income taxes	$41,127	$32,011	$73,419	$61,312

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses with related loan fee income included in revenue. This reclassification decreased revenue by $349 and $646 for the three and six month periods ended June 30, 2003, respectively.

NOTE 14.  Dividends

On April 28, 2004, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on July 1, 2004, which was paid on July 22, 2004. Total dividends paid in 2004 through July 22 were approximately $1,062,000.

NOTE 15.  Reclassifications

During 2004, the Company reclassified the amortization of previously capitalized interest related to homebuilding to land and housing cost from interest expense. This reclassification increased land and housing costs and decreased interest expense in the accompanying consolidated statements of income as follow:

Three Months	Six Months
Ended	Ended
June 30, 2003

$1,159	$2,125

Also during 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses with related loan fee income included in revenue. This reclassification decreased revenue and general and administrative expenses in the accompanying consolidated statements of income as follows:

Three Months	Six Months
Ended	Ended
June 30, 2003

$349	$646

These reclassifications had no effect on net income and were made to reflect recent changes made within the homebuilding industry.

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

In conformity with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision maker uses in evaluating segment performance. The accounting policies of the segments, in total, are the same as those described in the Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Intersegment revenue primarily represents the elimination of revenue included in financial services for fees paid by the homebuilding operations relating to loan origination fees for its homebuyers and the reclassification of certain amounts from internal reporting classifications to proper presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. A management decision was made for 2004 that this interest rate be reduced from 14% for housing and 9% for land to more closely reflect our actual costs, which results in a lower allocation of interest to homebuilding, and, therefore, higher income before income taxes within the homebuilding segment. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates. Corporate and other income before income taxes includes selling, general and administrative costs that are viewed by management as not specifically related to either the homebuilding or financial services segment, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2004	2003	2004	2003

Revenue:
Homebuilding	$283,561	$237,182	$508,459	$442,003
Financial services (a)	11,141	5,621	18,641	12,322
Intersegment and other	(13,505)	(1,899)	(17,239)	(4,709)

Total revenue (a)	$281,197	$240,904	$509,861	$449,616

Income before income taxes:
Homebuilding	$32,221	$23,302	$53,676	$41,154
Financial services	7,950	3,983	13,462	9,163
Corporate and other	956	4,726	6,281	10,995

Total income before income taxes	$41,127	$32,011	$73,419	$61,312

Other company financial information:

Interest expense (b)	$1,769	$629	$3,592	$1,913
Effective tax rate	39.5%	39.0%	39.5%	39.0%
Total gross margin % (c)	27.6%	25.8%	27.2%	26.1%
Total operating margin % (c)	15.3%	13.5%	15.1%	14.1%

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses with related loan fee income included in revenue. This reclassification decreased revenue by $349 and $646 for the three and six months ended June 30, 2003, respectively.

(b) During 2004, the Company reclassified the amortization of previously capitalized interest related to homebuilding to land and housing costs from interest expense. This reclassification increased land and housing costs and decreased interest expense in the accompanying consolidated statements of income by $1,159 and $2,125 for the three and six months ended June 30, 2003, respectively.

(c) As a result of the reclassifications in (a) and (b) above, the gross margin percentage declined 60 basis points for the three and six months ended June 30, 2003. Operating margins decreased 50 and 40 basis points for the three and six months ended June 30, 2003, respectively.

Consolidated Results of Operations

Three Months and Six Months Ended June 30, 2004 and 2003

Total Revenue. Total revenue for the three months ended June 30, 2004 was $281.2 million, a 16.7% increase from the $240.9 million recorded for the comparable period in 2003. Total revenue for the six months ended June 30, 2004 was $509.9 million, a 13.4% increase from the $449.6 million recorded for the comparable period in 2003. The increase in both the three months and six months ended June 30, 2004 is due primarily to an increase in homebuilding revenue of $46.4 million and $66.5 million, respectively. The increase was also due to an increase in financial services revenue of $5.5 million and $6.3 million, respectively. These increases were partially offset by intersegment revenue and other eliminations, which were $11.6 million and $12.5 million higher in the three months and six months ended June 30, 2004, respectively.

The increase in the homebuilding revenue was due primarily to housing revenue. Housing revenue for the three months ended June 30, 2004 increased $48.8 million, or 21.1% over the comparable period in 2003. Housing revenue for the six months ended June 30, 2004 increased $78.4 million, or 18.6% over the comparable period in 2003. Increases for both the three-month and six-month periods are due primarily to the increase in homes delivered and the increase in the average sales price of homes delivered. The increase in housing revenue was partially offset by a decrease in land revenue. Land revenue for the three months ended June 30, 2004 decreased $2.4 million, or 40.7% from the comparable period in 2003. Land revenue for the six months ended June 30, 2004 decreased $11.9 million, or 56.5% from the comparable period in 2003. The decrease for the three-month period is due primarily to a decrease in lot sales in our Charlotte market. The decrease for the six-month period is due primarily to our exit from the Phoenix market.

Mortgage and title operations revenue increased to $11.1 million in 2004’s second quarter, compared to $5.6 million in last year’s comparable period. The increase was due primarily to increased gains on mortgages and the sale of servicing rights and an increase in the dollar volume of mortgages originated and higher margins generated by our innovative mortgage products. Also contributing to the increase is higher title company revenues due to the increase in ownership percentage of certain title company operations in the fourth quarter of 2003.

Gross and Operating Margins. Gross margin, as a percentage of revenue, increased from 25.8% to 27.6%, and operating margin increased from 13.5% to 15.3% for the three months ended June 30, 2004. For the six months ended June 30, 2004, gross margin increased from 26.1% to 27.2% and operating margin increased from 14.1% to 15.1%. The increase in margins is primarily attributable to financial services, which had higher gains as discussed above. Gross margin for the homebuilding segment remained constant at approximately 23.4% for the three months and six months ended June 30, 2004 and 2003. There is no assurance that the Company will be able to maintain the current margin levels if interest rates increase, as homebuyers are usually able to afford to purchase higher margin options when interest rates are low. In addition, as rates increase, more homebuyers select variable rate loans, which may result in lower profits for financial services when the loans are sold to third parties.

Income Before Income Taxes. Income before income taxes for the second quarter of 2004 increased $9.1 million over the same period of 2003, representing a 28.5% overall increase. The increase related primarily to our homebuilding operations, which experienced an increase of $8.9 million, or 38.3%, and an increase for the financial services segment of $4.0 million. These increases are offset, in part, by $3.8 million decrease in corporate and other income before income taxes. The increase in income before income taxes for homebuilding operations is due primarily to the increase in homes delivered and the increase in the average sales price of homes delivered when compared to the second quarter of 2003, and the reduction in the intercompany interest rate as discussed above ($4.9 million). These increases are partially offset by higher intercompany interest charges ($2.3 million) due to our increased net investment in our homebuilding operations. The increase in income before income taxes for the financial services segment is due to increased revenue with a relatively fixed base of operating expenses. The decrease in corporate and other income before income taxes was primarily due to the change in intercompany interest rates mentioned above, an increase in interest incurred due to higher average borrowings, and an increase in general and administrative expenses of $1.0 million, primarily due to increased incentive related costs due to increased income, along with the impact of the deferral of profit recognized within the homebuilding segment for homes delivered with low-down payment loans, funded by the Company’s financial service segment, which have not yet been sold to a third party. These increases are partially offset by increased interest income from homebuilding operations due to a higher net investment in homebuilding.

Income before income taxes for the six months ended June 30, 2004 was $73.4 million, an increase of $12.1 million and 19.7% from the comparable period in 2003. The increase related primarily to our homebuilding operations, which experienced an increase of $12.5 million, or 30.4%, and an increase for the financial services segment of $4.3 million, or 46.9%. These increases are offset, in part, by a $4.7 million decrease in corporate and other income before income taxes. The increase in income before income taxes for homebuilding is due primarily to the increase in homes delivered and the increase in the average sales price of homes delivered when compared to 2003, and the reduction in the intercompany interest rate as discussed above ($9.3 million). These increases are partially offset by higher intercompany interest charges ($4.4 million) due to our increased net investment in our homebuilding operations and the impact of the Phoenix market exit in 2003 ($2.2 million). The increase in income before income taxes for the financial services segment is due to increased revenue with a relatively fixed base of operating expenses. The decrease in corporate and other income before income taxes was primarily due to the impact of the deferral of profit recognized within the homebuilding segment for homes delivered with low-down payment loans, funded by the Company’s financial services segment, which have not yet been sold to a third party. The decrease is also due to the change in intercompany interest rates mentioned above, an increase in interest incurred due to higher average borrowings, and an increase in general and administrative expenses of $1.0 million, primarily due to increased incentive related costs due to increased income. These increases are partially offset by increased interest income from homebuilding operations due to a higher net investment in homebuilding.

Interest Expense. Interest expense for the second quarter of 2004 increased to $1.8 million from $.6 million in 2003. Interest expense for the six months ended June 30, 2004 increased to $3.6 million from $1.9 million for the same period in 2003. Interest expense was higher during the second quarter primarily due to a 124% increase in the average borrowings outstanding during the quarter due to an increase in land purchases, partially offset by a lower weighted average interest rate.

Interest expense was higher during the six months ended June 30, 2004 primarily due to a 127% increase in the average borrowings outstanding during the six months due to an increase in land purchases, partially offset by a lower weighted average interest rate.

Income Taxes. The effective tax rate increased to 39.5% for the three months and six months ended June 30, 2004 from 39.0% for the comparable periods of 2003. The increases are primarily due to a higher amount of the Company’s income being apportioned to higher tax states.

Homebuilding Segment

The following table sets forth certain information related to our homebuilding segment:
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2004	2003	2004	2003

Revenue:
Housing	$279,990	$231,165	$499,293	$420,911
Land	3,571	6,017	9,166	21,092

Total revenue	$283,561	$237,182	$508,459	$442,003

Revenue:
Housing	98.7%	97.5%	98.2%	95.2%
Land	1.3	2.5	1.8	4.8

Total revenue	100.0	100.0	100.0	100.0
Land and housing costs	76.5	76.6	76.6	76.6

Gross margin	23.5	23.4	23.4	23.4
General and administrative expenses	2.2	2.4	2.4	2.8
Selling expenses	6.3	6.7	6.6	6.6

Operating income	15.0	14.3	14.4	14.0
Allocated expenses	3.6	4.5	3.8	4.7

Income before income taxes	11.4%	9.8%	10.6%	9.3%

Ohio and Indiana Region
Unit data:
New contracts	561	931	1,431	1,720
Homes delivered	685	612	1,262	1,099
Backlog at end of period	1,807	2,144	1,807	2,144
Average sales price of homes in backlog	$266	$235	$266	$235
Aggregate sales value of homes in backlog	$481,000	$503,000	$481,000	$503,000
Number of active subdivisions	87	87	87	87

Florida Region
Unit data:
New contracts	364	273	669	521
Homes delivered	278	237	501	451
Backlog at end of period	946	611	946	611
Average sales price of homes in backlog	$266	$245	$266	$245
Aggregate sales value of homes in backlog	$252,000	$150,000	$252,000	$150,000
Number of active subdivisions	20	28	20	28

North Carolina, Virginia and Maryland
Unit data:
New contracts	203	139	340	243
Homes delivered	134	112	205	211
Backlog at end of period	377	289	377	289
Average sales price of homes in backlog	$409	$370	$409	$370
Aggregate sales value of homes in backlog	$154,000	$107,000	$154,000	$107,000
Number of active subdivisions	28	27	28	27

Total
Unit data:
New contracts	1,128	1,343	2,440	2,484
Homes delivered	1,097	961	1,968	1,761
Backlog at end of period	3,130	3,044	3,130	3,044
Average sales price of homes in backlog	$283	$250	$283	$250
Aggregate sales value of homes in backlog	$887,000	$760,000	$887,000	$760,000
Number of active subdivisions	135	142	135	142

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. The cancellation rate for the quarter ended June 30, 2004 and June 30, 2003 was 22% and 18%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 162 and 105 at June 30, 2004 and 2003, respectively.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total Revenue. Revenue for the homebuilding segment was $283.6 million, an increase of 19.6%, or $46.4 million, from 2003. This increase was due to a 21.1% increase in housing revenue, offset partially by a 40.7% decrease in land revenue. Housing revenue increased primarily as a result of the 14.2% increase in the number of homes delivered, from 961 to 1,097. Additionally, the average sales price of homes delivered increased 5.8%, from $241,000 to $255,000, due to normal base house pricing increases, selection of more options by customers due to the favorable interest rate environment, and the overall mix of homes delivered. In 2004, the Company generated land revenue of $3.6 million compared to $6.0 million in the prior year. The decrease in land revenue was due primarily to the $2.4 million decrease in our Charlotte market, where there was a significant decrease in lot sales to outside homebuilders in comparison to 2003. The decrease in land revenue was also due to the Company’s exit from Phoenix, which generated $1.4 million in revenue in 2003 and none in 2004. In West Palm Beach, there was an increase in land revenue of $1.2 million, making up the majority of the remaining variance from 2003 to 2004. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

New Contracts and Backlog. New contracts in the second quarter of 2004 decreased 16% from 2003’s second quarter, from 1,343 to 1,128. New contracts decreased 40% in our Midwest region, primarily due to higher mortgage rates, nominal job growth, and regulatory delays in opening new communities. We expect the Midwest market conditions and the delays in opening new communities to also adversely affect our third quarter sales in the Midwest. New contracts increased in almost all of our other markets, with the largest increases occurring in our Orlando, Charlotte and Washington, D.C. markets due to both the economic conditions in those markets and the availability of new subdivisions in exclusive or high demand locations. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers. At June 30, 2004, our backlog consisted of 3,130 homes, with an approximate sales value of $887 million. This represents a 3% increase in units and a 17% increase in sales value from June 30, 2003. The average sales price of homes in backlog increased by 13%, with increases occurring in most of our markets.

Gross Margin. The gross margin for the homebuilding segment was 23.5% for the second quarter of 2004, compared to 23.4% for the second quarter of 2003. Housing gross margin remained constant at approximately 23.4% and land gross margin increased from 25.3% to 26.3%. The increase in land’s gross margin was primarily due to the mix of lot sales. Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $5.7 million and 2.4% of revenue in the second quarter 2003 to $6.3 million and 2.2% of revenue in the second quarter 2004. The dollar increase was primarily due to higher incentive-related costs and corporate overhead expense allocations associated with the increase in homes delivered and net income.

Selling Expenses. Selling expenses increased from $15.9 million and 6.7% of revenue in the second quarter 2003 to $17.9 million and 6.3% of revenue in the second quarter 2004. The dollar increase in expense was due to increases in sales commissions paid to outside realtors relating to homes delivered, increases in internal sales commissions due to higher average sales price of homes delivered, and the increase in the number of homes delivered.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total Revenue. Revenue for the homebuilding segment for the six months ended June 30, 2004 was $508.5 million, an increase of 15.0%, or $66.5 million, from 2003. This increase was due to an 18.6% increase in housing revenue, offset partially by a 56.5% decrease in land revenue. Housing revenue increased primarily as a result of the 11.8% increase in the number of homes delivered, from 1,761 to 1,968. Additionally, the average sales price of homes delivered increased 6.3%, from $239,000 to $254,000, due to normal base house pricing increases, selection of more options by customers due to the favorable interest rate environment, and the overall mix of homes delivered. In the first six months of 2004, the Company generated land revenue of $9.2 million, compared to $21.1 million in the prior year. The decrease in land revenue was primarily due to the Company’s exit from Phoenix, which generated $12.5 million in revenue in 2003 and none in 2004. Also, in our Charlotte market, there was a decrease in land revenue of $.8 million. In our Columbus market, there was an increase in land revenue of $1.2 million, making up the majority of the remaining variance from 2003 to 2004.

New Contracts. New contracts in the first six months of 2004 decreased 2% from 2003, from 2,484 to 2,440. New contracts decreased 16.8% in our Midwest region, primarily due to a combination of higher mortgage rates, nominal job growth, lower traffic levels and regulatory delays in opening new communities. New contracts increased in all of our other markets, with the largest increase occurring in our Orlando market due to both the economic conditions and the availability of new subdivisions in exclusive or high demand locations.

Gross Margin. The gross margin for the homebuilding segment remained constant at 23.4% for the six-month period ended June 30, 2004 and 2003. Housing gross margin remained constant at approximately 23.2% and land gross margin increased from 29.2% to 35.8%; however, the overall gross margin for the homebuilding segment remained constant because of the weighted average gross margin impact of lower land revenues. The increase in land’s gross margin was primarily due to the mix of lot sales.

General and Administrative Expenses. General and administrative expenses decreased from $12.5 million and 2.8% of revenue for the first six months of 2003 to $12.4 million and 2.4% of revenue for the same period in 2004. The decrease was primarily due to lower homeowner’s association fees and real estate taxes and the absence of a $.6 million commission paid on Phoenix land sales. Offsetting these decreases were higher incentive–related costs and increased corporate overhead expense allocations due to the increase in homes delivered and net income.

Selling Expenses. Selling expenses increased from $29.0 million and 6.6% of revenue for the first six months of 2003 to $33.5 million and 6.6% of revenue for the same period in 2004. The dollar increase in expense was due to increases in sales commissions paid to outside realtors relating to homes delivered, increases in internal sales commissions due to higher average sales price of homes delivered, and higher television advertising costs.

Financial Services Segment

The following table sets forth certain information related to the financial services segment:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2004	2003	2004	2003

Number of loans originated	823	783	1,487	1,433

Revenue (a)	$11,141	$5,621	$18,641	$12,322
General and administrative expenses (a)	3,191	1,638	5,179	3,159

Income before income taxes	$7,950	$3,983	$13,462	$9,163

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses with related loan fee income included in revenue. This reclassification decreased revenue by $349 and $646 for the three and six months ended June 30, 2003, respectively.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue. Mortgage and title operations revenue increased to $11.1 million in 2004’s second quarter, compared to $5.6 million in last year’s comparable period. The increase was due primarily to increased gains on mortgages and the sale of servicing rights and an increase in the dollar volume of mortgages originated and higher margins generated by our innovative mortgage products. Also contributing to the increase is higher title company revenues due to the increase in ownership percentage of certain title company operations in the fourth quarter of 2003.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2004 were $1.6 million higher than in the same period of 2003, primarily due to higher incentive related costs due to the increase in income, higher title company general and administrative costs due to the consolidation of certain title operations as discussed above and increased marketing costs associated with slowing Midwest business.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue. Mortgage and title operations revenue increased to $18.6 million for the first six months of 2004, compared to $12.3 million in last year’s comparable period. The increase was due primarily to increased gains on mortgages and the sale of servicing rights and an increase in the dollar volume of mortgages originated and higher margins generated by our innovative mortgage products. Also contributing to the increase is higher title company revenues due to the increase in ownership percentage of certain title company operations in the fourth quarter of 2003.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2004 were $2.0 million higher than in the same period of 2003, primarily due to higher incentive related costs due to the increase in income, higher title company general and administrative costs and increased marketing costs associated with slowing Midwest business.

Intersegment and Other, Corporate and Other

Intersegment and other and corporate and other includes selling, general and administrative costs that are not viewed by management as specifically related to the operations of either the homebuilding or the financial services segment, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments, and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2004	2003	2004	2003

Intersegment revenue eliminations and reclassifications	$(13,505)	$(1,899)	$(17,239)	$(4,709)

Intersegment cost of sales eliminations and adjustments	13,353	2,894	18,409	6,507

Corporate selling, general and administrative expenses	(7,351)	(6,337)	(10,746)	(9,790)

Interest income from allocations to homebuilding,
net of interest incurred	8,459	10,068	15,857	18,987

Income before income taxes	$956	$4,726	$6,281	$10,995

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Intersegment Revenue. Intersegment revenue eliminations and reclassifications increased to $13.5 million in the second quarter 2004 compared to $1.9 million in the second quarter 2003. Included in this amount is the deferral of $11.4 million of revenue recognized within the homebuilding segment related to homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services segment not yet sold to a third party. In accordance with Financial Accounting Standards Board Statement No. 66, “Accounting for Sales of Real Estate” (“FAS No. 66”), recognition of such sales must be deferred until the related loan is sold to a third party. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $1.7 million and $1.2 million in 2004 and 2003, respectively. This amount also includes $.4 million and $.7 million reclassifications in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales. Intersegment cost of sales eliminations and adjustments increased to $13.4 million in the second quarter 2004 compared to $2.9 million in the second quarter 2003. This amount primarily includes eliminations and reclassifications relating to the homebuilding segment, primarily the deferral of $8.6 million of costs recognized by the homebuilding segment in 2004 for homes delivered with low-down payment loans funded by the Company’s financial services segment not yet sold to a third party as discussed above. This amount also includes the elimination of fees charged by financial services of $1.7 million and $1.2 million in 2004 and 2003, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $1.0 million and $.9 million in 2004 and 2003, respectively. This amount also includes $.4 million and $.7 million reclassifications in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased to $7.4 million for the second quarter of 2004 compared to $6.3 million in the second quarter of 2003. This increase is due primarily to a $2.2 million increase in incentive costs recorded as a result of the increase in net income. This increase was partially offset by decreases in insurance and selling costs. As a percentage of total Company revenue, corporate selling, general and administrative expenses remained constant in the first six months of 2003 and 2004 at 2.6%.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $1.6 million lower in 2004 than in 2003, primarily due to the current year reduction in the interest rates charged by corporate to the homebuilding segment, and a $1.0 million increase in interest incurred. The reduction in the interest rate resulted in a $4.9 million reduction in interest income, offset in part by a $2.5 million increase in interest income due to a higher net investment in homebuilding of $155.6 million.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Intersegment Revenue. Intersegment revenue eliminations and reclassifications increased to $17.2 million for the six months ended June 30, 2004 compared to $4.7 million for the six months ended June 30, 2003. Included in this amount is the deferral of $11.4 million of revenue related to homes delivered with low-down payment loans not yet sold to a third party discussed above. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $3.7 million and $2.0 million in 2004 and 2003, respectively. This amount also includes $2.1 million and $2.7 million reclassifications in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales. Intersegment cost of sales eliminations and adjustments increased to $18.4 million for the first six months of 2004 compared to $6.5 million for the same period in 2003. This amount primarily includes eliminations and reclassifications relating to the homebuilding segment, primarily the deferral of $8.6 million of costs recognized by the homebuilding segment related to homes delivered with low-down payment loans and not yet sold to a third party as discussed above. This amount also includes the elimination of fees charged by financial services of $3.7 million and $2.0 million in 2004 and 2003, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $1.7 million and $1.5 million in 2004 and 2003, respectively. This amount also includes $2.1 million and $2.7 million reclassifications in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased to $10.7 million for the first six months of 2004 compared to $9.8 million for the comparable period in 2003. The increase is primarily due to a $1.8 million increase in incentive related costs that are based on net income, along with an increase in professional fees primarily as a result of implementation of programs that are now required of public companies. Offsetting these increases is a favorable increase in interest rate swaps adjustments and a decrease in selling costs. As a percentage of total Company revenue, corporate selling, general and administrative expenses remained constant at approximately 2.1% for the first six months of 2004 and 2003.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $3.1 million lower in the first six months of 2004 compared to 2003, primarily due to the current year reduction in the interest rates charged by corporate to the homebuilding segment, and a $1.5 million increase in interest incurred. The reduction in the interest rate resulted in approximately a $9.3 million reduction in interest income, offset in part by a $4.4 million increase in interest income due to a higher net investment in homebuilding of $274.2 million.

Liquidity and Capital Resources

For the six months ended June 30, 2004, we used $71.0 in cash in operating activities as a result of a continued investment in land during the year and the payment of accrued compensation, offset partially by an increase in our accounts payable liabilities and a decrease in our investment in mortgage loans held for sale, due to the fewer loans closed during the second quarter of 2004 that were not yet sold to a third party as of June 30, 2004. We acquired $170.9 million of land during the year, funded by our cash generated from operations and proceeds from bank borrowings, which were $86.9 million, net of repayments. There were no significant investing activities during the quarter.

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. Management believes that the Company’s available financing is adequate to support operations through mid-2005; however, the Company continues to consider various financing alternatives. Please see the Safe Harbor Statement for further discussion of factors that could impact our source of funds.

Notes Payable Banks. At June 30, 2004, the Company’s homebuilding operations had borrowings totaling $189.0 million and financial letters of credit totaling $11.9 million outstanding under a loan agreement with twelve banks. The Bank Credit Facility permits borrowing base indebtedness not to exceed the lesser of $315 million or our borrowing base. This includes a maximum amount of $50 million in letters of credit. The Bank Credit Facility matures in March 2006. The $94.0 million increase in notes payable banks - homebuilding operations from December 31, 2003 to June 30, 2004 reflects increased borrowings primarily used for the acquisition of land. On March 31, 2004, the Company obtained a waiver, effective until September 30, 2004, of certain provisions of the Bank Credit Facility. The Company has the ability and intent to remedy the conditions upon which the waiver was granted by September 30, 2004.

We had $16.9 million outstanding as of June 30, 2004 under the M/I Financial loan agreement, which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The agreement expires in April 2005.

At June 30, 2004, we had the right to borrow up to $345 million under our credit facilities, including $30 million under the M/I Financial loan agreement. At June 30, 2004, we had $104.0 million of unused borrowing availability under our loan agreements. In addition, our Bank Credit Facility includes an accordion feature that provides an additional $60 million of borrowing availability, which would be available to us upon request and the approval from the banks included in the Credit Facility.

Subordinated Notes. At June 30, 2004, there were outstanding $50.0 million of Senior Subordinated Notes. The notes bear interest at a fixed rate of 9.51% through August 2004 and a slightly higher rate for two years thereafter, maturing in August 2006.

Mortgage Notes Payable. At June 30, 2004, mortgage notes payable outstanding were $35.4 million, secured by an office building, lots and land with a recorded book value of $63.8 million.

Weighted Average Interest Rate. The weighted average interest rate for our outstanding debt for the six months ended June 30, 2004 and 2003 was 6.4% and 11.4%, respectively, including the cost of the Company’s interest rate swaps. The decrease in this rate from 2003 is primarily due to lower interest expense attributable to our interest rate swap agreements, and a greater percentage of the Company’s total average outstanding borrowings during the period being lower rate bank notes payable.

Community Development District Obligations A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes. The statutes allow CDDs to be created to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocate share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community (“Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of one of our communities, a CDD has been established and bonds have been issued to finance a portion of the related infrastructure. The amount of the bond obligation issued and outstanding with respect to this CDD totaled $9.7 million at June 30, 2004, and matures in 2035.

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” we recorded a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by us at the time of closing and transfer of the property. We have recorded a $5.4 million liability related to a CDD bond obligation as of June 30, 2004.

Land and Land Development. Single-family lots, land and land development inventory increased from $366.0 million at December 31, 2003 to $485.1 million at June 30, 2004, primarily because of the purchase of $170.9 million of land and lots during the current year. We also intend to purchase over $100 million of land during the second half of 2004, using cash generated from operations and our existing line of credit. We continue to purchase some lots from outside developers under contracts. However, we are strategically focusing on increasing raw ground purchases. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders. This shelf registration could allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of June 30, 2004.

Purchase of Treasury Shares. On December 10, 2002, our Board of Directors authorized the repurchase of up to $50.0 million worth of shares of outstanding common stock. As of June 30, 2004, we have purchased 1,077,700 shares at an average price of $31.53 per share under this Board approved repurchase program, and have $16.0 million remaining available for repurchase. This repurchase program replaces and supercedes the unused portions of all of the repurchase programs that had previously been authorized. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.

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

Segment Information. Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives a majority of its revenue from developing land and constructing single-family homes in nine markets in the United States. The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title services. Segment information included herein is presented in accordance with SFAS No. 131, and is presented on the basis that the chief operating decision maker uses in evaluating segment performance.

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred and the risk is transferred to the buyer, or to another third party through sale of the related loan. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. All other costs are expensed as incurred.

We recognize the majority of the revenues associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third-party investors. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third-party investors, in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The guarantee fair value is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered and title polices are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Inventories. We use the specific identification method for the purpose of accumulating costs associated with home construction. Inventories are recorded at cost, unless they are determined to be impaired, in which case the impaired inventories are written down to fair value less cost to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction. Such costs are charged to cost of sales as homes are closed.

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

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement line, depending on the nature of the guarantee or indemnity, and crediting a liability. We generally provide a limited-life guarantee on all loans sold to a third party, and estimate our actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience and/or fees currently charged for similar agreements, or the estimated cost to terminate the agreement, in the case of guarantees. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.

Warranty. Warranty liabilities are established by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under our warranty programs. Our warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate. Actual future warranty costs could differ materially from our current estimated amount.

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

Derivative Financial Instruments. We have the following types of derivative financial instruments: mortgage loans held for sale, interest rate lock commitments and interest rate swaps. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are slotted for placement in mortgage backed securities or are committed to third-party investors at the date of funding. They are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments, which are determined using quoted market prices for securities backed by similar loans, are recognized in current earnings, as are changes in the value of the loans. These net gains or losses are included in financial services revenue.

To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related Derivatives Implementation Group conclusions, we classify and account for IRLCs as non-designated derivative instruments with changes in fair value (gains and/or losses), based on quoted market prices for securities backed by similar loans, from the date of inception to the related balance sheet date recorded in financial
25

services revenue. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with company policy. These instruments are considered non-designated derivatives and are accounted for at fair value, with changes in fair value (gains and/or losses), based on quoted market from the date of inception to the related balance sheet date recorded in financial services revenue. Best-effort whole loan delivery commitments are valued at posted prices provided by the related counterparty. FMBSs are valued using quoted market prices.

SFAS No. 133 requires interest rate swaps to be recorded in the consolidated balance sheet at fair value. Changes in their value are recorded in the consolidated statement of income. The fair value of our interest rate swap is recorded in other liabilities and the change in the fair value is recorded in general and administrative expense.

Off-Balance Sheet Arrangements

Variable Interest Entities. In the ordinary course of business, we enter into arrangements with third parties to acquire land and develop lots. These arrangements include the creation of joint ventures and limited liability companies, which meet the criteria of variable interest entities (“VIEs”). These entities engage in land development activities for the purpose of distributing developed lots to us and our partners in the entity. At June 30, 2004, these entities have assets and other liabilities totaling approximately $31.7 million and $3.4 million, respectively, with our interest in these entities varying from 33% to 50%. These entities generally do not hold debt securities, except for seller requested financing arrangements upon purchasing land for the entity. We believe our maximum exposure related to any of these entities to be the amount invested of $13.7 million plus our $2.6 million share of $6.0 million letters of credit that serve as completion bonds for the development work in progress. We receive our percentage interest in the lots developed in the form of a capital distribution. We also own a 49.9% interest in one unconsolidated title insurance agency that engages in closing services for M/I Financial. Our maximum exposure related to this investment is limited to the amount invested of approximately $41,000. We have determined that we are not the primary beneficiary of any of these VIEs and, therefore, these arrangements are recorded using the equity method of accounting.

In addition to the above, we also enter into option and contingent purchase contracts with third parties to acquire land and developed lots, which may qualify as VIEs under Financial Accounting Standards Board (“FASB”) Interpretation 46 (as revised in December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). At June 30, 2004, we had option and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of $340.2 million. With regard to the contracts, we have no legal title to the assets, our maximum exposure to loss is limited to, in most cases, the amount of deposits or letters of credit placed with these entities, and creditors, if any, have no recourse against us. At June 30, 2004, we classified $4.9 million as Consolidated Inventory Not Owned on the condensed consolidated balance sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligations for Consolidated Inventory Not Owned on the condensed consolidated balance sheet.

Completion Bonds and Letters of Credit. At June 30, 2004, we had outstanding approximately $86.2 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts, and miscellaneous deposits that expire through July 2009.

Guarantees and Indemnities. In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet specific conditions of the loan within the first six months after the sale of the loan. As of June 30, 2004, loans totaling $313.6 million were covered under the above guarantee. A portion of the revenue paid to us for providing the guarantee on the above loans was deferred at June 30, 2004 and will be recognized in income as we are released from our obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2004 or 2003, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified is $4.7 million as of June 30, 2004 relating to the above agreements. We have also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. As of June 30, 2004, the fair value of maximum future payments that M/I Financial could be required to pay under these guarantees is $5.2 million.

In addition, we have provided an environmental indemnification to an unrelated third-party seller of land in connection with our purchase of that land.

As of June 30, 2004, we have accrued $3.3 million for the guarantees and indemnities described above.

Impact of New Accounting Standards

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments.” This bulletin was issued to inform registrants of the Securities and Exchange Commission’s view that the fair value of loan commitments that are required to follow derivative accounting under FAS No. 133 should not consider the expected future cash flows related to the associated servicing of the future loan. Furthermore, no other internally-developed intangible assets should be recorded as part of the loan commitment derivative. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies,” including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by FAS No. 107, “Disclosure of Fair Value of Financial Instruments,” FAS No. 133, and Item 305 of Regulation S-K (Qualitative and Quantitative Disclosures about Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For the first half of 2004, approximately 39% of our operating income was derived from operations in the Columbus market.

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

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given project vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause us to incur substantial compliance costs (including expenditures for pollution and water quality control) and prohibit or severely restrict development in certain environmentally sensitive regions. Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments. In addition, M/I Financial is subject to a variety of laws and regulations concerning the underwriting, servicing and sale of mortgage loans.

Significant Voting Control by Principal Shareholders. As of the date of this report, members of the Schottenstein family, including two of the Company’s executive officers, owned approximately 22.5% of the Company’s outstanding common shares. Therefore, the Schottenstein family has significant voting power.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $345 million. To minimize the effects of interest rate fluctuations, we have an interest rate swap agreement with a bank for a total notional amount of $25 million, for which we pay fixed rates of interest.

Our interest rate swaps were not designated as hedges under SFAS No. 133 when it was adopted. We are exposed to market risk associated with changes in the fair value of the swaps, and such changes are reflected in our condensed consolidated income statements. At June 30, 2004, the fair value adjustment resulted in a $.9 reduction in the interest rate swap liability.

Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to specific third-party investors through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts at June 30, 2004 was $185.1 million. The fair value of both the committed IRLCs and the related best efforts contracts was $.8 million. Uncommitted IRLCs are considered derivative instruments under SFAS No. 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At June 30, 2004, the notional amount of the uncommitted IRLC loans was $77.8 million. The fair value adjustment, which is based on quoted market prices, related to these commitments resulted in a $1.8 million liability at June 30, 2004 and a $.7 million favorable adjustment year-to-date.  Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At June 30, 2004, the notional amount under the FMBSs was $81.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a $.8 million liability and a $.4 million unfavorable adjustment year-to-date.  Additionally, immediately prior to or concurrent with funding uncommitted IRLC loans, we enter into a commitment with a third-party investor to buy the specific IRLC loan.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of June 30, 2004:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(In thousands)	Rate	2004	2005	2006	2007	2008	Thereafter	Total	Value

ASSETS:
Mortgage loans held for sale:
Fixed rate	6.00%	$25,094	$ -	$ -	$ -	$ -	$ -	$25,094	$25,069
Variable rate	4.14%	23,629	-	-	-	-	-	23,629	24,305

LIABILITIES:
Long-term debt – fixed rate	7.82%	$28,596	$204	$50,222	$240	$261	$6,443	$85,966	$95,201
Long-term debt – variable rate	2.82%	-	-	205,900	-	-	-	205,900	205,900

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer, along with our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure the required information is disclosed on a timely basis in our reports filed under the Exchange Act. During the evaluation described above, no changes in the Company’s internal controls over financial reporting were identified that occurred during the Company’s second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all error and all fraud.

Part II - Other Information

Item 1. Legal Proceedings - none.

Item 2. Changes in Securities and Use of Proceeds

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended June 30, 2004, the Company did not repurchase any shares. As of June 30, 2004, the Company had approximately $16 million available to repurchase outstanding common shares from the 2002 Board approval.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

Purchase of common shares – January 1 to March 31, 2004	260,200	$37.81	260,200
Purchase of common shares – April 1 to June 30, 2004	-	-	-

Total purchases for the six months ended June 30, 2004	260,200	$37.81	260,200	$16,023,000

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders – none.

Item 5. Other Information - none.

Item 6. Exhibits and Reports on Form 8-K

Two Form 8-Ks were furnished subsequent to the second quarter. The first, dated July 8, 2004, related to the public release of the Company’s unit information as of and for the three and six months ended June 30, 2004. The second, dated July 29, 2004, related to the public release of the Company’s earnings information as of and for the three and six months ended June 30, 2004.

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

M/I Homes, Inc.
(Registrant)

Date:	August 5, 2004	By:	/s/ Robert H. Schottenstein

Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	August 5, 2004	By:	/s/ Ann Marie Hunker

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

