Form 10-Q
period 2004-09-30
M I HOMES INC
filed 2004-11-05
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
Common shares, par value $.01 per share: 14,093,713 shares
outstanding as of October 29, 2004

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

			PAGE
PART I.	FINANCIAL INFORMATION		NUMBER

	Item 1.	M/I Homes, Inc. and Subsidiaries Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets September 30, 2004 (Unaudited) and December 31, 2003	3

		Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003	4

		Unaudited Condensed Consolidated Statement of Shareholders' Equity for the Three and Nine Months Ended September 30, 2004 and 2003	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 3.	Defaults Upon Senior Securities	30

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 5.	Other Information	30

	Item 6.	Exhibits	31

Signatures			32

Exhibit Index			33

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:

Cash	$ 3,866	$ 3,209
Cash held in escrow	10,994	9,575
Mortgage loans held for sale	37,826	65,929
Inventories	819,607	591,626
Building, office furnishings, transportation and construction equipment - at cost (less accumulated
depreciation: September 30, 2004 - $9,339; December 31, 2003 - $7,608)	33,193	34,225
Investment in unconsolidated joint ventures and limited liability companies	14,373	13,952
Other assets	24,926	28,356

TOTAL ASSETS	$944,785	$746,872

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 83,136	$ 55,131
Accrued compensation	19,186	26,504
Customer deposits	26,414	21,308
Other liabilities	57,252	61,906
Community development district obligations	5,293	-
Obligation for consolidated inventory not owned	4,932	-
Notes payable banks - homebuilding operations	236,000	95,000
Note payable bank - financial services operations	15,800	24,000
Mortgage notes payable	35,652	10,614
Senior subordinated notes	-	50,000

TOTAL LIABILITIES	483,665	344,463

Commitments and Contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	68,355	67,026
Retained earnings	453,173	387,250
Treasury shares - at cost - 3,532,410 and 3,394,188 shares, respectively
at September 30, 2004 and December 31, 2003	(60,584)	(52,043)

TOTAL SHAREHOLDERS’ EQUITY	461,120	402,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$944,785	$746,872

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Revenue (Note 16)	$315,496	$268,130	$825,357	$717,746

Costs and expenses:
Land and housing (Note 16)	237,542	202,378	608,682	534,447
General and administrative (Note 16)	17,840	15,457	46,189	40,452
Selling	19,847	17,285	53,208	46,612
Interest (Note 16)	2,965	710	6,557	2,623

Total costs and expenses	278,194	235,830	714,636	624,134

Income before income taxes	37,302	32,300	110,721	93,612

Provision for income taxes	14,735	12,919	43,736	36,832

Net income	$ 22,567	$ 19,381	$ 66,985	$ 56,780

Earnings per common share:
Basic	$ 1.60	$ 1.34	$ 4.75	$ 3.93
Diluted	$ 1.57	$ 1.31	$ 4.65	$ 3.83

Weighted average shares outstanding:
Basic	14,099	14,435	14,096	14,447
Diluted	14,370	14,848	14,412	14,841

Dividends per common share	$ .025	$ .025	$ .075	$ .075

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2004
(Unaudited)

	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders'
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2003	14,231,935	$176	$67,026	$387,250	$(52,043)	$402,409

Net income	-	-	-	66,985	-	66,985

Dividends to shareholders, $0.075 per common share	-	-	-	(1,062)	-	(1,062)

Income tax benefit from stock options and executive
deferred stock distributions	-	-	1,902	-	-	1,902

Purchase of treasury shares	(299,400)	-	-	-	(11,261)	(11,261)

Stock options exercised	75,280	-	86	-	1,266	1,352

Deferral of executive and director stock	-	-	795	-	-	795

Executive and director deferred stock distributions	85,898	-	(1,454)	-	1,454	-

Balance at September 30, 2004	14,093,713	$176	$68,355	$453,173	$(60,584)	$461,120

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
(In thousands)	(Unaudited)	(Unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	$66,985	$56,780
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) from property disposals	96	(6)
Depreciation	1,784	1,749
Deferred income tax expense	3,166	6,644
Income tax benefit from stock transactions	1,902	1,399
Equity in undistributed loss (income) of unconsolidated joint ventures and limited liability companies	165	(1,014)
Write-off of unamortized debt discount and financing costs	580	-
Net change in assets and liabilities:
Cash held in escrow	(1,419)	(181)
Mortgage loans held for sale	28,103	6,260
Inventories	(183,601)	(155,936)
Other assets	(316)	(2,302)
Accounts payable	28,005	20,884
Customer deposits	5,106	5,700
Accrued compensation	(7,318)	(4,502)
Other liabilities	(3,859)	5,418

Net cash used in operating activities	(60,621)	(59,107)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(799)	(15,451)
Investment in unconsolidated joint ventures and limited liability companies	(6,776)	(8,340)
Distributions from unconsolidated joint ventures and limited liability companies	219	1,384

Net cash used in investing activities	(7,356)	(22,407)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from bank borrowings - net of repayments	132,800	97,900
Principal repayments of mortgage notes payable	(3,195)	(1,999)
Redemption of senior subordinated notes	(50,000)	-
Dividends paid	(1,062)	(1,089)
Proceeds from exercise of stock options	1,352	1,804
Payments to acquire treasury shares	(11,261)	(13,528)

Net cash provided by financing activities	68,634	83,088

Net increase in cash	657	1,574
Cash balance at beginning of year	3,209	953

Cash balance at end of period	$ 3,866	$ 2,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 6,441	$ 5,956
Income taxes	$41,155	$26,608

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$ 5,293	$ -
Consolidated inventory not owned	$ 4,932	$ -
Land and lots acquired with mortgage notes payable	$27,700	$ -
Distribution of singe-family lots from unconsolidated joint ventures and limited liability companies	$ 5,971	$ 9,673
Non-monetary exchange of fixed assets	$ -	$ 7,816
Deferral of executive and director stock	$ 795	$ 825
Executive and director deferred stock distributions	$ 1,454	$ 718

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

Certain amounts previously reported in the 2003 unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation (see Note 16).

NOTE 2. Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under such plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003

Net income, as reported	$22,567	$19,381	$66,985	$56,780
Deduct: Total stock-based employee compensation
expense determined under a fair value based method
for all awards, net of related income tax effect	(334)	(226)	(387)	(663)
Pro forma net income	$22,233	$19,155	$66,598	$56,117

Earnings per share:
Basic - as reported	$ 1.60	$ 1.34	$ 4.75	$ 3.93
Basic - pro forma	$ 1.58	$ 1.33	$ 4.72	$ 3.88

Diluted - as reported	$ 1.57	$ 1.31	$ 4.65	$ 3.83
Diluted - pro forma	$ 1.55	$ 1.29	$ 4.62	$ 3.78

The fair value of options granted during the nine months ended September 30, 2004 and 2003 was established at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions.

	Nine Months Ended
	September 30,
	2004	2003

Expected dividend yield	0.26%	0.32%
Risk-free interest rate	2.79%	2.90%
Expected volatility	32.5%	37.4%
Expected life (in years)	6	6
Weighted average fair value of options	$16.62	$10.75

NOTE 3. Impact of New Accounting Standards

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 1 of EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This EITF, which is effective for reporting periods beginning after September 15, 2004, requires that in order to apply the equity method of accounting to investments, the investor must have the ability to exercise significant influence over the operating and financial policies of the investee, and must either hold common stock in the entity or hold an economic interest in the entity such that the fair value of the investor’s economic interest is substantially similar to the fair value of common stock. The Company has completed its evaluation of EITF 02-14, and has determined that EITF 02-14 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 4. Inventory

A summary of inventory is as follows:
	September 30,	December 31,
(In thousands)	2004	2003

Single-family lots, land and land development costs	$505,524	$365,979
Houses under construction	298,528	211,842
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2004 - $170;
December 31, 2003 - $121)	401	2,345
Community development district infrastructure	5,293	-
Land purchase deposits	4,929	11,460
Consolidated inventory not owned	4,932	-
Total inventory	$819,607	$591,626

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots and lots for which development has been completed but for which the lots have not yet been sold or committed to a third party for construction of a home.

Houses under construction include homes that are finished and ready for delivery and homes in various stages of construction.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes.

Community development district infrastructure - see Note 9.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.

Consolidated inventory not owned - see Note 10.

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2004	2003	2004	2003

Capitalized interest, beginning of period	$15,553	$13,082	$14,094	$11,475
Interest capitalized to inventory	1,552	2,622	5,126	6,354
Capitalized interest charged to cost of sales	(1,183)	(1,298)	(3,298)	(3,423)

Capitalized interest, end of period	$15,922	$14,406	$15,922	$14,406

Interest incurred	$ 4,517	$ 3,332	$11,683	$ 8,977

NOTE 6. Investment in Unconsolidated Joint Ventures and Limited Liability Companies

At September 30, 2004, the Company had interests varying from 33% to 50% in joint ventures and limited liability companies that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. These interests have been determined to be variable interest entities (“VIEs”) as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46 (as revised in December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). These entities have assets and other liabilities totaling approximately $31.6 million and $2.9 million, respectively, at September 30, 2004. These entities generally do not have long-term debt recorded on their balance sheets. The Company’s maximum exposure related to its investment in these entities is the amount invested of $14.4 million plus letters of credit of $5.0 million (of which the Company’s proportionate share is $2.1 million), which serve as completion bonds for development work in process by the entities.

The Company also owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. The Company’s maximum exposure related to this investment is limited to the amount invested of approximately $22,000.

The Company has determined that it is not the primary beneficiary of any of these VIEs and, therefore, these interests are recorded using the equity method of accounting.

NOTE 7. Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs incurred during the warranty period. Factors that affect the Company’s warranty accrual include the number of homes sold, historical and anticipated rate of warranty claims, cost per claim and timing of payment of claims. During the third quarter 2004, the Company revised its estimate for structural warranty based on an updated actuarial analysis performed by a third party, resulting in an increase in the warranty accrual. The summary of warranty activity is as follows:
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2004	2003	2004	2003

Warranty accrual, beginning of period	$10,119	$6,372	$ 9,173	$7,233
Warranty provisions	4,959	2,155	9,421	4,551
Payments and other adjustments	(2,231)	(2,459)	(5,747)	(5,716)

Warranty accrual, end of period	$12,847	$6,068	$12,847	$6,068

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”) enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan. Loans totaling $357.9 million and $378.0 million were covered under the above guarantee as of September 30, 2004 and December 31, 2003, respectively. A portion of the revenue paid to the Company for providing the guarantee on the above loans was deferred at September 30, 2004 and will be recognized in income as the Company is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2004 or 2003, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was $4.7 million and $4.5 million as of September 30, 2004 and December 31, 2003, respectively, relating to the above agreements.

The Company has also guaranteed the collectibility of certain loans to third party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The fair value of maximum future payments that M/I Financial could be required to pay under these guarantees was $4.7 million and $5.5 million as of September 30, 2004 and December 31, 2003, respectively. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.

In addition, the Company has also provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company.

As of September 30, 2004 and December 31, 2003, the Company has accrued $3.2 million and $3.4 million, respectively, for the guarantees and indemnities described above.

NOTE 8. Commitments and Contingencies

At September 30, 2004, the Company has sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 2,966 homes, with an aggregate sales price of $866 million. At September 30, 2004, the Company has options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of $364.2 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At September 30, 2004, the Company has outstanding $89.5 million of completion bonds and standby letters of credit that expire at various times through August 2009. Included in this total are $60.1 million of performance bonds and $13.0 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.1 million share of our joint ventures’ letters of credit); $13.5 million of financial letters of credit, of which $11.2 million represent deposits on land and lot purchase contracts; and $2.9 million of financial bonds.

At September 30, 2004, the Company has outstanding $.5 million of corporate notes. These notes are due and payable in full upon default of the Company under contracts to purchase land or lots from third parties. No interest or principal is due until the time of default. In the event that the Company performs under these purchase contracts without default, the notes will become null and void and no payment will be required.

At September 30, 2004, the Company has $.5 million of certificates of deposit included in Cash that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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

NOTE 9. Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes. The statutes allow CDDs to be created to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community (“Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of two of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. Following are details relating to the CDD bond obligations issued and outstanding:

Issue Date	Maturity Date	Interest Rate	Principal Amount (In thousands)

5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
Total CDD bond obligations issued and outstanding as of September 30, 2004			$24,480

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $5.3 million liability related to these CDD bond obligations as of September 30, 2004, along with the related inventory infrastructure.

NOTE 10. Consolidated Inventory Not Owned and Related Obligation

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

As of September 30, 2004, the Company has recorded $4.9 million within Inventory on the condensed consolidated balance sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the condensed consolidated balance sheet.

NOTE 11. Notes Payable Banks and Senior Subordinated Notes

On September 27, 2004, the Company entered into a new revolving credit agreement (“credit facility”) with fifteen banks (“lenders”). This credit facility replaced our previous $315 million facility. The credit facility provides $500 million of loan capacity, including up to $100 million in letters of credit issued by the lenders in accordance with the credit facility, with the borrowing availability being subject to the calculated borrowing base. The credit facility matures September 26, 2008. Borrowings under the credit facility are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the prime rate or the federal funds rate plus 50 basis points. The credit facility commitment fee for the unused amount of the commitment ranges from 20 to 37.5 basis points on the unused commitment. The credit facility also provides for the ability to increase the loan capacity from $500 million to up to $750 million upon request by the Company and approval by the lender(s). The borrowing base is calculated based on specified percentages of certain types of unencumbered assets held by the Company as of each month end. The credit facility contains covenants that require the Company, among other things, to maintain minimum net worth amounts and to maintain certain financial ratios. The credit facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time. As of September 30, 2004, borrowings totaling $236.0 million were outstanding under the credit facility, with an average interest rate of 3.4%.

On August 5, 2004, the Company amended the M/I Financial revolving credit agreement. This amendment increased the second mortgage sub-limit from $4 million to $10 million.

On September 24, 2004, the Company pre-paid its $50 million senior subordinated notes that were scheduled to mature in August 2006. The redemption of the senior subordinated notes and termination of related contracts resulted in a $3.0 million net of tax charge ($0.21 per diluted share) in the quarter ended September 30, 2004.

NOTE 12. Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is the effect of dilutive stock options and deferred stock. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

NOTE 13. Purchase of Treasury Shares

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50.0 million worth of its outstanding common shares. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended September 30, 2004, the Company repurchased 39,200 shares at an average price of $36.32. During the nine-month period ended September 30, 2004, the Company repurchased 299,400 shares at an average price of $37.61. As of September 30, 2004, the Company had $14.6 million available to repurchase outstanding common shares from the 2002 Board approval.

NOTE 14. Operating and Reporting Segments

 In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision maker uses internally in evaluating segment performance.

Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development and sale of land and the sale and construction of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. A management decision was made for 2004 that this interest rate be reduced from 14% for housing and

9% for land to more closely reflect our actual costs, which results in a lower allocation of interest to homebuilding and, therefore, higher income before income taxes within the homebuilding segment. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company’s homes. The loans and servicing rights are sold to third party mortgage lenders and servicers. Intersegment, corporate and other includes the allocation of interest and other charges relating to programs and services administered centrally, as well as the elimination of intercompany charges and other reclassifications from internal reporting classifications for proper presentation in conformity with GAAP. Financial information relating to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2004	2003	2004	2003

Revenue:
Homebuilding	$304,357	$261,608	$812,816	$703,611
Financial services (a)	7,681	7,869	26,322	20,191
Intersegment and other	3,458	(1,347)	(13,781)	(6,056)

Total revenue	$315,496	$268,130	$825,357	$717,746

Income before income taxes:
Homebuilding	$ 30,073	$ 20,071	$ 83,749	$ 61,225
Financial services	4,570	6,087	18,032	15,250
Corporate and other	2,659	6,142	8,940	17,137

Total income before income taxes	$ 37,302	$ 32,300	$110,721	$ 93,612

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses with related loan fee income included in revenue. This reclassification decreased revenue by $260 and $906 for the three- and nine-month periods ended September 30, 2003, respectively.

NOTE 15. Dividends

On August 10, 2004, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on October 1, 2004, which was paid on October 21, 2004. Total dividends paid in 2004 through October 21 were approximately $1,414,000.

NOTE 16. Reclassifications

During 2004, the Company reclassified the amortization of previously capitalized interest related to homebuilding to land and housing cost from interest expense. This reclassification increased land and housing costs and decreased interest expense in the accompanying condensed consolidated statements of income as follows:

Three Months	Nine Months
Ended	Ended
September 30, 2003
(In thousands)
$1,298	$3,423

Also during 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses with related loan fee income included in revenue. This reclassification decreased revenue and general and administrative expenses in the accompanying condensed consolidated statements of income as follows:

Three Months	Nine Months
Ended	Ended
September 30, 2003
(In thousands)
$260	$906

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

In conformity with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision maker uses in evaluating segment performance. The accounting policies of the segments, in total, are the same as those described in the Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Intersegment and other revenue primarily represents the elimination of revenue included in financial services for fees paid by the homebuilding operations relating to loan origination fees for its homebuyers and the reclassification of certain amounts from internal reporting classifications to proper presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. A management decision was made for 2004 that this interest rate be reduced from 14% for housing and 9% for land to more closely reflect our actual costs, which results in a lower allocation of interest to homebuilding and, therefore, higher income before income taxes within the homebuilding segment. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates. Corporate and other income before income taxes includes selling, general and administrative costs that are viewed by management as not specifically related to either the homebuilding or financial services segment or are otherwise not charged to either segment for internal purposes, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2004	2003	2004	2003

Revenue:
Homebuilding	$304,357	$261,608	$812,816	$703,611
Financial services (a)	7,681	7,869	26,322	20,191
Intersegment and other	3,458	(1,347)	(13,781)	(6,056)

Total revenue (a)	$315,496	$268,130	$825,357	$717,746

Income before income taxes:
Homebuilding	$ 30,073	$ 20,071	$ 83,749	$ 61,225
Financial services	4,570	6,087	18,032	15,250
Corporate and other	2,659	6,142	8,940	17,137

Total income before income taxes	$ 37,302	$ 32,300	$110,721	$ 93,612

Other company financial information:

Interest expense (b)	$ 2,965	$ 710	$ 6,557	$ 2,623

Effective tax rate	39.5%	40.0%	39.5%	39.3%

Total gross margin % (c)	24.7%	24.5%	26.3%	25.5%

Total operating margin % (c)	12.8%	12.3%	14.2%	13.4%

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses with related loan fee income included in revenue. This reclassification decreased revenue by $260 and $906 for the three and nine months ended September 30, 2003, respectively.

(b) During 2004, the Company reclassified the amortization of previously capitalized interest related to homebuilding to land and housing costs from interest expense. This reclassification increased land and housing costs and decreased interest expense by $1,298 and $3,423 for the three and nine months ended September 30, 2003, respectively.

(c) As a result of the reclassifications in (a) and (b) above, the gross margin percentage declined 60 basis points for the three and nine months ended September 30, 2003. Operating margins decreased 50 basis points for the three and nine months ended September 30, 2003.

Consolidated Results of Operations - Three Months and Nine Months Ended September 30, 2004 and 2003

Revenue. Total revenue for the three months ended September 30, 2004 was $315.5 million, a 17.7% increase from the $268.1 million recorded for the comparable period in 2003. Total revenue for the nine months ended September 30, 2004 was $825.4 million, a 15.0% increase from the $717.7 million recorded for the comparable period in 2003. The increase for both the three months and nine months ended September 30, 2004 is due primarily to an increase in homebuilding revenue of $42.7 million and $109.2 million, respectively. The number of homes delivered increased 8.3% and 10.5% for the three months and nine months, respectively, when compared to the prior year. In addition, the average sales price of homes delivered increased 8.2% and 6.9% for the three months and nine months, respectively, when compared to the prior year. The increase for the nine months was also due to an increase in financial services revenue of $6.1 million, which was attributable primarily to increased gains on mortgages and the sale of servicing rights, an increase in the dollar volume of mortgages originated and higher margins generated by our innovative mortgage products.

Income Before Income Taxes. Income before income taxes for the third quarter of 2004 increased $5.0 million over the same period of 2003, representing a 15.5% overall increase. The increase related primarily to our homebuilding operations due to the higher revenues discussed above. Additionally, there was an improvement in the operating margin percentage, which was mainly a result of increased margins in homebuilding due to the exclusivity of certain sub-divisions, the sale of additional house options that generally carry a higher than normal margin, favorability in our estimates for land-related expenses and overall cost efficiencies in the construction of homes. The impact of these increases was partially offset by costs incurred for the prepayment of our senior subordinated notes, higher warranty costs resulting from a change in estimate in our structural warranty and higher interest expense due to an increase in borrowings outstanding during the period relating to the increase in land purchases and lower capitalization of such interest.  Income before income taxes for the nine months ended September 30, 2004 was $110.7 million, an increase of $17.1 million and 18.3% from the comparable period in 2003.  The increase related primarily to our homebuilding operations due to the factors described above for the third quarter, offset by costs incurred for the prepayment of our senior subordinated notes, higher warranty costs resulting from a change in estimate in our structural warranty and higher interest expense due to an increase in borrowings.

Homebuilding Segment

The following table sets forth certain information related to our homebuilding segment:

	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2004	2003	2004	2003

Revenue:
Housing	$302,114	$257,875	$801,407	$678,786
Land	2,243	3,733	11,409	24,825

Total revenue	$304,357	$261,608	$812,816	$703,611

Revenue:
Housing	99.3%	98.6%	98.6%	96.5%
Land	.7	1.4	1.4	3.5

Total revenue	100.0	100.0	100.0	100.0
Land and housing costs	77.3	78.1	76.9	77.2

Gross margin	22.7	21.9	23.1	22.8
General and administrative expenses	2.8	3.0	2.6	2.9
Selling expenses	6.4	6.5	6.5	6.6

Operating income	13.5	12.4	14.0	13.3
Allocated expenses	3.6	4.7	3.7	4.6

Income before income taxes	9.9%	7.7%	10.3%	8.7%

Ohio and Indiana Region
Unit data:
New contracts	497	642	1,928	2,362
Homes delivered	745	719	2,007	1,818
Backlog at end of period	1,559	2,067	1,559	2,067
Average sales price of homes in backlog	$272	$240	$272	$240
Aggregate sales value of homes in backlog	$425,000	$495,000	$425,000	$495,000
Number of active subdivisions	86	88	86	88

Florida Region
Unit data:
New contracts	352	374	1,021	895
Homes delivered	245	216	746	667
Backlog at end of period	1,053	769	1,053	769
Average sales price of homes in backlog	$272	$245	$272	$245
Aggregate sales value of homes in backlog	$286,000	$188,000	$286,000	$188,000
Number of active subdivisions	20	24	20	24

North Carolina, Virginia and Maryland
Unit data:
New contracts	122	111	462	354
Homes delivered	145	113	350	324
Backlog at end of period	354	287	354	287
Average sales price of homes in backlog	$438	$370	$438	$370
Aggregate sales value of homes in backlog	$155,000	$106,000	$155,000	$106,000
Number of active subdivisions	24	28	24	28

Total
Unit data:
New contracts	971	1,127	3,411	3,611
Homes delivered	1,135	1,048	3,103	2,809
Backlog at end of period	2,966	3,123	2,966	3,123
Average sales price of homes in backlog	$292	$253	$292	$253
Aggregate sales value of homes in backlog	$866,000	$789,000	$866,000	$789,000
Number of active subdivisions	130	140	130	140

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. The cancellation rate for the quarter ended September 30, 2004 and September 30, 2003 was 21.3% and 22.8%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 181 and 117 at September 30, 2004 and 2003, respectively.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total Revenue. Revenue for the homebuilding segment was $304.4 million for the third quarter of 2004, an increase of 16.3%, or $42.7 million, from 2003. This increase was due to a 17.1% increase in housing revenue, offset partially by a 39.9% decrease in land revenue. Housing revenue increased primarily as a result of the 8.3% increase in the number of homes delivered, from 1,048 to 1,135. Additionally, the average sales price of homes delivered increased 8.2%, from $246,000 to $266,000, due to normal base house pricing increases, selection of more options by customers due to the favorable interest rate environment, and the overall mix of homes delivered. We expect our fourth quarter homes delivered to be adversely impacted by regulatory delays in our Florida region resulting from the hurricanes that occurred during the third quarter of 2004. In 2004, the Company generated land revenue of $2.2 million compared to $3.7 million in the prior year. The decrease in land revenue was due primarily to the $1.4 million decrease in our Charlotte market, where there was a significant decrease in lot sales to outside homebuilders in comparison to 2003. The decrease in land revenue was also due to the Company’s exit from Phoenix, which generated $.9 million in revenue in 2003 and none in 2004. In Tampa, there was an increase in land revenue of $.6 million, making up the majority of the remaining variance from 2003 to 2004. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

New Contracts and Backlog. New contracts in the third quarter of 2004 decreased 13.8% from 2003’s third quarter, from 1,127 to 971. New contracts decreased 22.6% in our Midwest (Ohio and Indiana) region, primarily due to higher mortgage rates, nominal job growth, and regulatory delays in opening new communities. We expect the Midwest market conditions and the delays in opening new communities to also adversely affect our fourth quarter sales in the Midwest. New contracts increased in all of our other markets except Tampa and West Palm Beach, with the largest increases occurring in our Orlando and Charlotte markets due to both the economic conditions in those markets and the availability of new subdivisions in exclusive or high demand locations. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers. At September 30, 2004, our backlog consisted of 2,966 homes, with an approximate sales value of $866.0 million. This represents a 5.0% decrease in units and a 9.8% increase in sales value from September 30, 2003. The average sales price of homes in backlog increased by 15.4%, with increases occurring in most of our markets.

Gross Margin. The gross margin for the homebuilding segment was 22.7% for the third quarter of 2004, compared to 21.9% for the third quarter of 2003. Housing gross margin increased from 22.2% to 22.6% and land gross margin increased from 4.3% to 27.1%. The increase in land’s gross margin was primarily due to the mix of lot sales. Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $7.8 million and 3.0% of revenue in the third quarter of 2003 to $8.5 million and 2.8% of revenue in the third quarter of 2004. The dollar increase was primarily due to higher payroll-related costs and increased corporate overhead expense allocations associated with the increases in homes delivered and net income, offset partially by lower homeowner association costs.

Selling Expenses. Selling expenses increased from $17.0 million and 6.5% of revenue in the third quarter of 2003 to $19.5 million and 6.4% of revenue in the third quarter of 2004. The dollar increase in expense was due to increases in sales commissions paid to outside realtors relating to homes delivered, increases in internal sales commissions and bonuses due to both the higher average sales price of homes delivered, and the increase in the number of homes delivered, and an increase in advertising costs primarily in the Midwest region aimed at improving traffic and new contracts.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total Revenue. Revenue for the homebuilding segment for the nine months ended September 30, 2004 was $812.8 million, an increase of 15.5%, or $109.2 million, from 2003. This increase was due to an 18.1% increase in housing revenue, offset partially by a 54.0% decrease in land revenue. Housing revenue increased primarily as a result of the 10.5% increase in the number of homes delivered, from 2,809 to 3,103. Additionally, the average sales price of homes delivered increased 6.9%, from $242,000 to $258,000, due to normal base house pricing increases, selection of more options by customers due to the favorable interest rate environment, and the overall mix of homes delivered. We expect our fourth quarter homes delivered to be adversely impacted by regulatory delays in our Florida region resulting from the hurricanes that occurred during the third quarter of 2004. In the first nine months of 2004, the Company generated land revenue of $11.4 million, compared to $24.8 million in the prior year. The decrease in land revenue was primarily due to the Company’s exit from Phoenix, which generated $13.8 million in revenue in 2003 and none in 2004. Also, in our Charlotte market, there was a decrease in land revenue of $2.2 million. In our Columbus and West Palm Beach markets, there were increases in land revenue of $1.2 million in each market, making up the majority of the remaining variance from 2003 to 2004.

New Contracts. New contracts in the first nine months of 2004 decreased 5.5% from 2003, from 3,611 to 3,411. New contracts decreased 18.4% in our Midwest region, primarily due to a combination of higher mortgage rates, nominal job growth, lower traffic levels and regulatory delays in opening new communities. New contracts increased in all of our other markets except Tampa, with the largest increase occurring in our Orlando market due to both the economic conditions and the availability of new subdivisions in exclusive or high demand locations.

Gross Margin. The gross margin for the homebuilding segment was 23.1% for the first nine months of 2004 compared to 22.8% for the comparable period in 2003. Housing gross margin increased slightly from 22.8% to 23.0% and land gross margin increased from 25.5% to 34.0%. The increase in land’s gross margin was primarily due to the mix of lot sales.

General and Administrative Expenses. General and administrative expenses increased from $20.4 million and 2.9% of revenue for the first nine months of 2003 to $21.1 million and 2.6% of revenue for the same period in 2004. The dollar increase was primarily due to higher payroll-related costs and increased corporate overhead expense allocations due to the increases in homes delivered and net income and an increase in computer-related costs. Offsetting the above increases were lower homeowner’s association fees and real estate taxes and the absence of a $.6 million commission paid on Phoenix land sales.

Selling Expenses. Selling expenses increased from $46.4 million and 6.6% of revenue for the first nine months of 2003 to $52.8 million and 6.5% of revenue for the same period in 2004. The dollar increase was due to increases in sales commissions paid to outside realtors relating to homes delivered, increases in internal sales commissions and bonuses due to both higher average sales price of homes delivered and the increase in the number of homes delivered, and an increase in advertising costs primarily in the Midwest region aimed at improving traffic and new orders.

Financial Services Segment

The following table sets forth certain information related to the financial services segment:

	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2004	2003	2004	2003

Number of loans originated	853	827	2,340	2,260

Revenue (a)	$7,681	$7,869	$26,322	$20,191
General and administrative expenses (a)	3,111	1,782	8,290	4,941

Income before income taxes	$4,570	$6,087	$18,032	$15,250

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses with related loan fee income included in revenue. This reclassification decreased revenue by $260 and $906 for the three and nine months ended September 30, 2003, respectively.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue. Mortgage and title operations revenue decreased to $7.7 million in 2004’s third quarter compared to $7.9 million in last year’s comparable period. The decrease was due primarily to lower gains on mortgages and the sale of servicing rights. Offsetting the lower gains on mortgages and the sale of servicing rights were an increase in the number and dollar volume of mortgages originated and higher title company revenues due to the increase in ownership percentage of certain title company operations in the fourth quarter of 2003, resulting in consolidation of those operations.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2004 were $1.3 million higher than in the same period of 2003, primarily due to higher title company general and administrative costs due to the consolidation of certain title operations as discussed above and increased marketing costs associated with slowing Midwest business.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue. Mortgage and title operations revenue increased to $26.3 million for the first nine months of 2004 compared to $20.2 million in last year’s comparable period. The increase was due primarily to increased gains on mortgages and the sale of servicing rights, an increase in the number and dollar volume of mortgages originated and higher margins generated by certain mortgage products, such as interest-only and low-down payment mortgage loans. The increase also reflects a change in estimate related to marking interest rate lock commitments to market value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related derivatives guidance. Also contributing to the increase was higher title company revenues due to the increase in ownership percentage of certain title company operations in the fourth quarter of 2003.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2004 were $3.3 million higher than in the same period of 2003, primarily due to higher incentive-related costs due to the increase in income, higher title company general and administrative costs, higher computer-related costs and increased marketing costs associated with slowing Midwest business.

Intersegment, Corporate and Other

Intersegment, corporate and other includes selling, general and administrative costs that are not viewed by management as specifically related to the operations of either the homebuilding or the financial services segment or are otherwise not charged to either segment for internal purposes, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments, and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2004	2003	2004	2003

Intersegment revenue eliminations and reclassifications	$3,458	$(1,347)	$(13,781)	$(6,056)

Intersegment cost of sales eliminations and adjustments	(2,149)	1,920	16,260	8,427

Corporate selling, general and administrative expenses	(6,792)	(6,045)	(17,538)	(15,835)

Interest income from allocations to homebuilding,
net of interest incurred	8,142	11,614	23,999	30,601

Income before income taxes	$2,659	$6,142	$8,940	$17,137

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Intersegment Revenue. Intersegment revenue eliminations and reclassifications increased to $3.5 million in the third quarter of 2004 compared to ($1.3) million in the third quarter of 2003. Included in this amount in 2004 is the $6.0 million change in the deferral of revenue recognized within the homebuilding segment related to homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services segment not yet sold to a third party. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” recognition of such sales must be deferred until the related loan is sold to a third party. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for ($2.4) million and ($1.4) million in 2004 and 2003, respectively.

Intersegment Cost of Sales. Intersegment cost of sales eliminations and adjustments increased to ($2.1) million in the third quarter of 2004 compared to $1.9 million in the third quarter of 2003. This amount primarily includes eliminations and reclassifications relating to the homebuilding segment, primarily the ($4.5) million change in the deferral of costs recognized by the homebuilding segment in 2004 for homes delivered with low-down payment loans funded by the Company’s financial services segment not yet sold to a third party as discussed above. Additionally, this amount for 2004 includes ($2.8) million charge representing a change in estimate for our structural warranty. This amount also includes the elimination of fees charged by financial services of $2.4 million and $1.4 million in 2004 and 2003, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $.9 million in both 2004 and 2003. The current period impact for deferral of profit between land and housing (within the homebuilding segment) for lots transferred that were not yet sold to a third party was $1.4 million and ($1.2) million in 2004 and 2003, respectively, and is also included in this amount. Additionally, this amount includes $.3 million and $.8 million in 2004 and 2003, respectively, relating to amounts included in cost of sales within the homebuilding segment that must be capitalized for proper reporting in accordance with GAAP.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased to $6.8 million for the third quarter of 2004 compared to $6.0 million in the third quarter of 2003. This increase is due primarily to certain costs incurred for the prepayment of our senior subordinated notes. As a percentage of total Company revenue, corporate selling, general and administrative expenses remained constant in the third quarter of 2003 and 2004 at approximately 2.2%.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $3.5 million lower in the third quarter of 2004 than in the third quarter of 2003, primarily due to the current year reduction in the interest rates charged by corporate to the homebuilding segment, and a $1.2 million increase in interest incurred. The reduction in the interest rate resulted in a $5.5 million reduction in interest income, offset in part by a $2.1 million increase in interest income due to a higher net investment in homebuilding of $139.5 million.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Intersegment Revenue. Intersegment revenue eliminations and reclassifications increased to $13.8 million for the nine months ended September 30, 2004 compared to $6.1 million for the nine months ended September 30, 2003. Included in this amount in 2004 is the deferral of $5.4 million of revenue related to homes delivered with low-down payment loans not yet sold to a third party as discussed above. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $6.1 million and $3.4 million in 2004 and 2003, respectively. This amount also includes $2.5 million and $2.7 million reclassifications in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales. Intersegment cost of sales eliminations and adjustments increased to $16.3 million for the first nine months of 2004 compared to $8.4 million for the same period in 2003. This amount primarily includes eliminations and reclassifications relating to the homebuilding segment, primarily the $4.1 million deferral of costs recognized by the homebuilding segment in 2004 for homes delivered with low-down payment loans funded by the Company’s financial services segment not yet sold to a third party as discussed above. This amount for 2004 includes a ($4.0) million charge representing a change in estimate for our structural warranty and other warranty related costs. This amount also includes the elimination of fees charged by financial services of $6.1 million and $3.4 million in 2004 and 2003, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $2.7 million and $2.4 million in 2004 and 2003, respectively. The current period impact for deferral of profit between land and housing for lots transferred that were not yet sold to a third party was $.8 million and ($4.3) million in 2004 and 2003, respectively, and is also included in this amount. Additionally, this amount includes $1.8 million and $1.9 million in 2004 and 2003, respectively, relating to amounts included in cost of sales within the homebuilding segment that must be capitalized for proper reporting in accordance with GAAP, as well as $2.5 million and $2.7 million in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased to $17.5 million for the first nine months of 2004 compared to $15.8 million for the comparable period in 2003. The increase is primarily due to certain costs incurred for the prepayment of our senior subordinated notes along with an increase in audit and professional fees primarily as a result of implementation of programs that are now required of public companies. As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased slightly to 2.1% for the first nine months of 2004 compared to 2.2% for the same period in 2003.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $6.6 million lower in the first nine months of 2004 compared to 2003, primarily due to the current year reduction in the interest rates charged by corporate to the homebuilding segment, and a $2.7 million increase in interest incurred. The reduction in the interest rate resulted in approximately a $14.8 million reduction in interest income, offset in part by a $6.6 million increase in interest income due to a higher net investment in homebuilding of $137.9 million.

Liquidity and Capital Resources

For the nine months ended September 30, 2004, we used $60.6 million in cash in operating activities as a result of continued investment in land during the year and the payment of accrued compensation, offset partially by an increase in our accounts payable liabilities and a decrease in our investment in mortgage loans held for sale, due to fewer loans closed during the third quarter of 2004 that were not yet sold to a third party as of September 30, 2004. We have acquired $200.0 million of land during the year, funded by our cash generated from operations and proceeds from bank borrowings, which were $132.8 million, net of repayments, at September 30, 2004. There were no significant investing activities during the quarter.

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities.  Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are unsecured. Management believes that the Company’s available financing is adequate to support operations as a result of the new bank credit facility entered into in the third quarter of 2004, combined with cash generated from operations.  Please see the Safe Harbor Statement for further discussion of factors that could impact our source of funds.

Notes Payable Banks. At September 30, 2004, the Company’s homebuilding operations had borrowings totaling $236.0 million and financial letters of credit totaling $24.4 million outstanding under our new credit facility with fifteen banks (“credit facility”). We entered into this credit facility on September 27, 2004, replacing our previous $315 million revolving credit agreement. The credit facility permits borrowing base indebtedness not to exceed the lesser of $500 million or our borrowing base. This includes a maximum amount of $100 million in letters of credit. The credit facility matures in September 2008. Borrowings under the credit facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the prime rate or the federal funds rate plus 50 basis points. The $141.0 million increase in notes payable banks - homebuilding operations from December 31, 2003 to September 30, 2004 reflects increased borrowings primarily used for the acquisition of land and for the pre-payment of our $50 million senior subordinated notes in September 2004.

We had $15.8 million outstanding as of September 30, 2004 under the M/I Financial loan agreement, which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. The agreement expires in April 2005, and was amended during the third quarter 2004 to increase the second mortgage sub-limit amount to $10 million.

At September 30, 2004, we had $250.8 million of unused borrowing availability under our credit facility and M/I Financial loan agreement. In addition, our credit facility includes a feature that provides up to an additional $250 million of borrowing availability, which would be available to us upon request and the approval from the banks included in the credit facility.

Mortgage Notes Payable.  At September 30, 2004, mortgage notes payable outstanding were $35.7 million, secured by an office building, lots and land with a recorded net book value of $64.2 million.

Weighted Average Interest Rate. The weighted average interest rate for our outstanding debt for the nine months ended September 30, 2004 and 2003 was 6.6% and 9.9%, respectively, including the cost of the Company’s interest rate swaps. The decrease in this rate from 2003 is primarily due to lower interest expense attributable to our interest rate swap agreements, and a greater percentage of the Company’s total average outstanding borrowings during the period being lower rate bank notes payable.

Community Development District Obligations. A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes. The statutes allow CDDs to be created to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community (“Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of two of our communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. The total amount of the bond obligations issued and outstanding with respect to these CDDs was $24.5 million as of September 30, 2004. These CDD bond obligations have interest rates ranging from 6.0% to 6.25% and have maturity dates through December 2036.

In accordance with Emerging Issues Task Force (“EITF”) Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” we recorded a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by us at the time of closing and transfer of the property. We have recorded a $5.3 million liability related to these CDD bond obligations as of September 30, 2004.

Land and Land Development. Single-family lots, land and land development inventory increased from $366.0 million at December 31, 2003 to $505.5 million at September 30, 2004, primarily because of the purchase of $200.0 million of land and lots during the current year. We also intend to purchase over $90 million of land during the last quarter of 2004, using cash generated from operations and our credit facility. We continue to purchase some lots from outside developers under contracts. However, we are strategically focusing on increasing raw ground purchases. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.

Universal Shelf Registration.  In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to one million common shares may be sold by certain shareholders. This shelf registration could allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of September 30, 2004.

Purchase of Treasury Shares. On December 10, 2002, our Board of Directors authorized the repurchase of up to $50.0 million worth of outstanding common shares. As of September 30, 2004, we have purchased 1,116,900 shares at an average price of $31.70 per share under this Board approved repurchase program, and have $14.6 million remaining available for repurchase. During the three-month period ended September 30, 2004, the Company repurchased 39,200 shares at an average price of $36.32. This repurchase program replaces and supercedes the unused portions of all repurchase programs that had previously been authorized. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

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

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred, title has passed and the risk is transferred to the buyer, or in the case of low-down payment sales, when the related loan is sold to a third party. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. All other costs are expensed as incurred.

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party investors in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The guarantee fair value is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two weeks of origination. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered and title polices are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third party insurers.

Inventories. We use the specific identification method for the purpose of accumulating costs associated with home construction. Inventories are recorded at cost, unless they are determined to be impaired, in which case the impaired inventories are written down to fair value less cost to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest and real estate taxes, and certain indirect costs incurred during land development and home construction. Such costs are charged to cost of sales as homes are closed.

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

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable balance sheet or income statement line, depending on the nature of the guarantee or indemnity, and crediting a liability. We generally provide a limited-life guarantee on all loans sold to a third party, and estimate our actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience and/or fees currently charged for similar agreements, or the estimated cost to terminate the agreement, in the case of guarantees. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.

Warranty. Warranty liabilities are established by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under our warranty programs. Our warranty cost accruals are based upon historical warranty cost experience and relevant industry experience, and are adjusted as appropriate. Actual future warranty costs could differ materially from our current estimated amount.

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

Derivative Financial Instruments. We have the following types of derivative financial instruments: mortgage loans held for sale, interest rate lock commitments and interest rate swaps. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are slotted for placement in mortgage-backed securities or are committed to third party investors at the date of funding. They are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments, which are determined using quoted market prices for securities backed by similar loans, are recognized in current earnings, as are changes in the value of the loans. These net gains or losses are included in financial services revenue.

To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133 and related derivatives guidance, we classify and account for IRLCs as non-designated derivative instruments with changes in fair value (gains and/or losses), based on quoted market prices for securities backed by similar loans, from the date of inception to the related balance sheet date recorded in financial services revenue. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with company policy. These instruments are considered non-designated derivatives and are accounted for at fair value, with changes in fair value (gains and/or losses), based on quoted market prices, from the date of inception to the related balance sheet date recorded in financial services revenue. Best-effort whole loan delivery commitments are valued at posted prices provided by the related counterparty. FMBSs are valued using quoted market prices.

SFAS No. 133 requires interest rate swaps to be recorded in the condensed consolidated balance sheet at fair value. Changes in their value are recorded in the condensed consolidated statement of income. The fair value of our interest rate swap was recorded in other liabilities and the change in the fair value was recorded in general and administrative expense. The Company currently has no interest rate swaps outstanding.

Off-Balance Sheet Arrangements

Variable Interest Entities. In the ordinary course of business, we enter into arrangements with third parties to acquire land and develop lots. These arrangements include the creation of joint ventures and limited liability companies, which meet the criteria of variable interest entities (“VIEs”). These entities engage in land development activities for the purpose of distributing developed lots to the Company and our partners in the entity. At September 30, 2004, these entities have assets and other liabilities totaling approximately $31.6 million and $2.9 million, respectively, with our interest in these entities varying from 33% to 50%. These entities generally do not hold debt securities, except for seller requested financing arrangements upon purchasing land for the entity. We believe our maximum exposure related to any of these entities to be the amount invested of $14.4 million plus our $2.1 million share of the $5.0 million letters of credit that serve as completion bonds for the development work in progress. We receive our percentage interest in the lots developed in the form of a capital distribution. We also own a 49.9% interest in one unconsolidated title insurance agency that engages in closing services for the Company. Our maximum exposure related to this investment is limited to the amount invested of approximately $22,000. We have determined that we are not the primary beneficiary of any of these VIEs and, therefore, these arrangements are recorded using the equity method of accounting.

In addition to the above, we also enter into option and contingent purchase contracts with third parties to acquire land and developed lots, which may qualify as VIEs under Financial Accounting Standards Board (“FASB”) Interpretation 46 (as revised in December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). At September 30, 2004, we had option and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of $364.2 million. With regard to the contracts, we have no legal title to the assets, our maximum exposure to loss is limited to, in most cases, the amount of deposits or letters of credit placed with these entities, and creditors, if any, have no recourse against us. At September 30, 2004, we classified $4.9 million within Inventory on the condensed consolidated balance sheet representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the condensed consolidated balance sheet.

Completion Bonds and Letters of Credit. At September 30, 2004, we had outstanding approximately $89.5 million of completion bonds and standby letters of credit, which serve as completion bonds for development work in progress, deposits on land and lot purchase contracts, and miscellaneous deposits that expire through August 2009.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet specific conditions of the loan within the first six months after the sale of the loan. Loans totaling $357.9 million and $378.0 million were covered under the above guarantee as of September 30, 2004 and December 31, 2003, respectively. A portion of the revenue paid to us for providing the guarantee on the above loans was deferred at September 30, 2004 and will be recognized in income as we are released from our obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2004 or 2003, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was $4.7 million and $4.5 million as of September 30, 2004 and December 31, 2003, respectively, relating to the above agreements. We have also guaranteed the collectibility of certain loans to third party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The fair value of maximum future payments that M/I Financial could be required to pay under these guarantees was $4.7 million and $5.5 million as of September 30, 2004 and December 31, 2003, respectively.

In addition, we have provided an environmental indemnification to an unrelated third party seller of land in connection with our purchase of that land.

As of September 30, 2004 and December 31, 2003 we have accrued $3.2 million and $3.4 million, respectively, for the guarantees and indemnities described above.

Impact of New Accounting Standards

In July 2004, the EITF reached a consensus on Issue 1 of EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This EITF, which is effective for reporting periods beginning after September 15, 2004, requires that in order to apply the equity method of accounting to investments, the investor must have the ability to exercise significant influence over the operating and financial policies of the investee, and must either hold common stock in the entity or hold an economic interest in the entity such that the fair value of the investor’s economic interest is substantially similar to the fair value of common stock. The Company has completed its evaluation of EITF 02-14, and has determined that EITF 02-14 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Interest Rates and Inflation

Our business is significantly affected by the general economic conditions of the United States and, particularly, by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. The impact of increased rates can be offset, in part, by offering variable rate loans with lower interest rates.

In conjunction with our mortgage-banking operations, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes. See “Quantitative and Qualitative Disclosures About Market Risk.”

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

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For the nine months ended September 30, 2004, approximately 40% of our operating income was derived from operations in the Columbus market.

Competition. The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the resale market for existing homes that provide certain attractions for homebuyers over the new home market.

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

Significant Voting Control by Principal Shareholders.  As of the date of this report, members of the Schottenstein family, including two of the Company’s executive officers, owned approximately 21.3% of the Company’s outstanding common shares. Therefore, the Schottenstein family has significant voting power.

Requirements of Section 404 of the Sarbanes-Oxley Act of 2002 May Impact Our Operations. We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. This evaluation of internal controls includes performing the system and process evaluation and testing required in an effort to comply with the requirements of Section 404. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, as there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our common shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $530 million.

Our interest rate swaps, which matured during the third quarter 2004, were not designated as hedges under SFAS No. 133 when it was adopted. We were exposed to market risk associated with changes in the fair value of the swaps, and such changes have been reflected in our condensed consolidated income statements. During the quarter ended September 30, 2004, the fair value adjustment resulted in a $.5 million reduction to zero in the interest rate swap liability.

Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to specific third-party investors through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts at September 30, 2004 was $154.2 million. The fair value of both the committed IRLCs and the related best efforts contracts was $1.0 million. Uncommitted IRLCs are considered derivative instruments under SFAS No. 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At September 30, 2004, the notional amount of the uncommitted IRLC loans was $58.8 million. The fair value adjustment, which is based on quoted market prices, related to these commitments resulted in a $.1 million asset at September 30, 2004. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At September 30, 2004, the notional amount under the FMBSs was $60.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a $.1 million liability. Additionally, immediately prior to or concurrent with funding uncommitted IRLC loans, we enter into a commitment with a third party investor to buy the specific IRLC loan.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of September 30, 2004:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(In thousands)	Rate	2004	2005	2006	2007	2008	Thereafter	Total	Value
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.77%	$25,066	$ -	$ -	$ -	$ -	$ -	$ 25,066	$ 26,069
Variable rate	4.23%	$13,197	-	-	-	-	-	$ 13,197	$ 13,548

LIABILITIES:
Long-term debt - fixed rate	5.05%	$28,281	$204	$ 222	$240	$261	$6,443	$ 35,651	$ 37,218
Long-term debt - variable rate	3.43%	-	$15,800	-	-	$236,000	-	$251,800	$251,800

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer, along with our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure the required information is disclosed on a timely basis in our reports filed or submitted under the Exchange Act. No changes in the Company’s internal controls over financial reporting occurred during the Company’s third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all error and all fraud.

Part II - Other Information

Item 1. Legal Proceedings - none.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares, and announcement of the repurchase program was also made on December 10, 2002. The repurchase program has no expiration date. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended September 30, 2004, the Company repurchased 39,200 shares at an average price of $36.32. As of September 30, 2004, the Company had approximately $14.6 million available to repurchase outstanding common shares from the 2002 Board approval.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

Purchase of common shares - January 1 to March 31, 2004	260,200	$37.81	260,200	$16,023,000

Purchase of common shares - April 1 to June 30, 2004	-	-	-	-

Total Purchases - January 1 to June 30, 2004	260,200	$37.81	260,200	$16,023,000

Purchases of common shares - July 1 to July 31, 2004	39,200	$36.32	39,200	$14,599,000

Purchases of common shares - August 1 to August 30, 2004	-	-	-	-

Purchase of common shares - September 1 to September 30, 2004	-	-	-	-

Total purchases for the nine months ended September 30, 2004	299,400	$37.61	299,400	$14,599,000

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders - none.

Item 5. Other Information - none.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Fourth amendment to revolving credit agreement by and among M/I Financial Corp., M/I Homes, Inc. and Guaranty Bank dated August 5, 2004.

10.2
Credit Agreement by and among M/I Homes, Inc., as borrower; Bank One, NA, as agent for the lenders and U.S. Bank National Association, as syndication agent; Bank of America, N.A., The Huntington National Bank, KeyBank National Association and Wachovia Bank, National Association, as documentation agents; Guaranty Bank, National City Bank and Suntrust Bank, as co-agents; Bank One NA, The Huntington National Bank, U.S. Bank, National Association, Bank of America, N.A., Wachovia Bank, National Association, KeyBank National Association, National City Bank, Guaranty Bank, SunTrust Bank, AmSouth Bank, Comerica Bank, Fifth Third Bank, Central Ohio, PNC Bank, National Association, Washington Mutual Bank, FA, Bank United, FSB, as banks; and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner, dated September 27, 2004.

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

M/I Homes, Inc.
(Registrant)

Date:	November 5, 2004	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	November 5, 2004	By:	/s/ Ann Marie Hunker
Ann Marie Hunker
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Fourth amendment to revolving credit agreement by and among M/I Financial Corp., M/I Homes, Inc. and Guaranty Bank dated August 5, 2004.

10.2
Credit Agreement by and among M/I Homes, Inc., as borrower; Bank One, NA, as agent for the lenders and U.S. Bank National Association, as syndication agent; Bank of America, N.A., The Huntington National Bank, KeyBank National Association and Wachovia Bank, National Association, as documentation agents; Guaranty Bank, National City Bank and Suntrust Bank, as co-agents; Bank One NA, The Huntington National Bank, U.S. Bank, National Association, Bank of America, N.A., Wachovia Bank, National Association, KeyBank National Association, National City Bank, Guaranty Bank, SunTrust Bank, AmSouth Bank, Comerica Bank, Fifth Third Bank, Central Ohio, PNC Bank, National Association, Washington Mutual Bank, FA, Bank United, FSB, as banks; and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner, dated September 27, 2004.

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

