Form 10-K
period 2004-12-31
M I HOMES INC
filed 2005-03-09
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 1-12434
M/I HOMES, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1210837
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3 Easton Oval, Suite 500, Columbus, Ohio 43219
(Address of principal executive offices) (Zip Code) Registrant’s telephone number, including area code: (614) 418-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange on
Title of each class	which registered
Common Shares, par value $.01	New York Stock Exchange

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
Yes    X   .  No___.

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant (10,951,923 shares) was approximately $444,648,000. The number of shares of common stock of the registrant outstanding on February 28, 2005 was 14,222,554.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
			PAGE NUMBERS

Part I
	Item 1.	Business	3

	Item 2.	Properties	9

	Item 3.	Legal Proceedings	9

	Item 4.	Submission of Matters to a Vote of Security Holders	9

Part II
	Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	10

	Item 6.	Selected Financial Data	11

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	29

	Item 8.	Financial Statements and Supplementary Data	30

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51

	Item 9A.	Controls and Procedures	50

	Item 9B.	Other Information	50

Part III
	Item 10.	Directors and Executive Officers of the Registrant	52

	Item 11.	Executive Compensation	52

	Item 12.	Security Ownership of Certain Beneficial Owners and Management	52

	Item 13.	Certain Relationships and Related Transactions	52

	Item 14.	Principal Accounting Fees and Services	52

Part IV
	Item 15.	Exhibits, Financial Statement Schedules	53

Signatures			57

PART I

ITEM 1.  BUSINESS

Company

M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading homebuilders. In 2003, the latest year for which information is available, we were the 19th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. We sell and construct single-family homes and townhomes to the first-time, move-up, empty-nester and luxury buyers under the M/I Homes and Showcase Homes trade names. In 2004, our average sales price of homes delivered was $267,000 compared to $246,000 in 2003. During the year ended December 31, 2004, we delivered 4,303 homes and earned revenues of $1.2 billion and net income of $91.5 million, each of which represents the highest in our history.

Our homes are sold in nine geographic markets - Columbus and Cincinnati, Ohio; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; and the Virginia and Maryland suburbs of Washington, D.C. We are the leading homebuilder in the Columbus, Ohio market, based on revenue, and have been the number one builder of single-family detached homes in this market for each of the last sixteen years. In addition, we are one of the top ten homebuilders in the Indianapolis, Cincinnati and Tampa markets, based on homes delivered. Our growth strategy primarily targets increasing our market position in the markets in which we currently operate, particularly within our Florida and Washington D.C. markets. With respect to geographical diversification, we have historically expanded into new markets by opening new divisions rather than through acquisitions.

We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing superior customer service. Offering homes at a variety of price points allows us to attract a wide range of buyers, including many existing M/I homeowners. We support our homebuilding operations by providing mortgage financing services through our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), and title-related services through affiliated entities.

Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, representing over 99% of consolidated revenue in fiscal 2004 and approximately 98% of consolidated revenues in fiscal 2003 and 2002. The homebuilding segment generates approximately 98% of its revenue from the sale of completed homes, with the remaining amount generated from the sale of land and lots. The financial services segment generates its revenue from originating and selling mortgages and collecting fees for title insurance and closing services. Financial information, including revenue, pre-tax income and identifiable assets, for each of our reporting segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our business strategy emphasizes the following:

Focus on profitability.  We focus on improving profitability while maintaining the high quality of our homes and customer service. We focus on margins by carefully managing the selling process, in order to emphasize the features, benefits, quality and design of our homes. In addition, profitability is enhanced by managing expenses and by minimizing speculative building. We also value-engineer our homes by working with our subcontractors and suppliers to provide attractive features while minimizing raw material and construction costs.

Premier locations and land development.  For a number of years, our approach to location of communities and land development has been a key strategic element of our business. We focus on locating and controlling land in the most desirable areas of our markets. During 2004, we increased our supply of land, and currently own a three- to six-year supply of land based on our planned growth. In addition we also control an additional supply of land under land option contracts. We develop a majority of the lots upon which our homes are built, with the percentage of internally developed lots being in excess of 85% during each of the last three years. We believe our expertise in land development and planning enables us to create desirable new communities and gives us a competitive advantage in operating attractive locations at competitive costs. At December 31, 2004, we owned 15,839 lots, including our interest in lots held by joint ventures and limited liability companies (“LLCs”) and controlled an additional 13,893 lots pursuant to land option contracts.

Maintain or increase market position in existing markets.  We believe there are significant opportunities to profitably expand in most of our existing markets. While our primary growth strategy will focus on increasing our market position in these markets, we may, on an opportunistic basis, explore expansion into new markets through organic growth or acquisition.

Provide superior homeowner service. Our core operating philosophy is to provide superior service to our homeowners. We attempt to involve the homeowner in many phases of the building process in order to enhance communication, knowledge and involvement. Our selling process focuses on the homes’ features, benefits, quality and design, as opposed to merely price and square footage. In certain markets, we utilize design centers to better promote the sale of options and enable buyers to make more informed choices. This enhances the selling process and increases the sale of optional features that typically carry higher margins. We believe all of this leads to a more satisfied homeowner, and based on the responses to our customer questionnaire, for the fourteenth year in a row, more than 95% of our homeowners would recommend us to a potential buyer.

Product diversity and innovative design. We devote significant resources to the research and design of our homes to better meet the needs of our buyers. We offer a number of distinct product lines and more than 500 different floor plans and elevations. We also offer a high level of design and construction quality within each of our price ranges.

Decentralized operations with experienced management. Each of our markets has unique characteristics and is managed locally by dedicated, on-site personnel. Our area and division presidents possess intimate knowledge of their particular markets and are encouraged to be entrepreneurial to best meet the needs of that market. Our incentive compensation structure supports our overall Company goals by rewarding each area and division president based on income targets and homeowner satisfaction.

Sales and Marketing

We market and sell our homes exclusively under the M/I Homes trade name in all markets except Columbus, where a limited number of our homes are also marketed under the Showcase Homes trade name. Company-employed sales personnel conduct home sales from on-site offices within our furnished model homes. Each sales consultant is trained and prepared to fully explain the features and benefits of our homes, to determine which home best suits each buyer’s needs, to explain the construction process and to assist the buyer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. As of December 31, 2004, we employed 124 sales consultants and operated 139 model homes.

We advertise using most of the traditional mediums, such as newspapers, magazines, direct mail, billboards, radio and television. The particular marketing mediums used differ from division to division based on area demographics and other competitive factors. We have also significantly increased our advertising on the internet through expansion of our website at www.mihomes.com and through a third party’s website. We constantly focus on the quality of our marketing campaigns, and were recently presented with three awards by the National Sales and Marketing Council during the 2005 International Builders Show, one of which was a Gold Award for our television commercial “Wishes.” In addition, we encourage independent broker participation and, from time to time, utilize promotions and incentives to attract interest from these brokers. Our commitment to quality design and construction, along with our reputation for superior service, has resulted in a strong referral base and numerous repeat buyers.

To further enhance the selling process, we operate design centers in the Cincinnati, Columbus, Orlando, Tampa and Indianapolis markets. These design centers are staffed with interior design specialists who assist buyers in selecting interior and exterior colors, standard options and upgrades. In our other markets, this selection process is handled directly by our sales consultants. We also add to the selling process by offering financing to our customers through our wholly-owned subsidiary, M/I Financial, which has branches in all of our markets except Washington, D.C. M/I Financial originates loans for purchasers of our homes. The loans are then sold, along with the servicing rights, to outside mortgage lenders. Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities.

We generally do not commence construction of a home until we obtain a sales contract and preliminary oral advice from the buyer’s lender that financing should be approved. However, in certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. In addition, a limited, controlled number of speculative, or “spec”, homes (i.e., homes started in the absence of an executed contract) may be built to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products.

Design and Construction

We devote significant resources to the research, design and development of our homes in order to fulfill the needs of homebuyers in all of our markets. Experienced and qualified in-house professionals design virtually all of our floor plans and elevations. We offer approximately 500 different floor plans and elevations that are tailored to meet the requirements of each of our markets. We spent $2,479,000, $1,637,000 and $1,553,000 in the years ended December 31, 2004, 2003 and 2002, respectively, for research and development of our homes.

The construction of each home is supervised by a construction supervisor who reports to a production manager, both of whom are employees of the Company. Buyers are introduced to their construction supervisor prior to commencement of home construction at a pre-construction “buyer/builder conference.” The purpose of this conference is to review the home plans and all relevant construction details to explain the construction process and schedule. We encourage our buyers to actively monitor and observe the construction of their home and see the quality being built into their home. All of this is part of our exclusive “confidence builder program” which, consistent with our business philosophy, is designed to “put the buyer first” and enhance the total home-buying experience.

Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority (“FHA”) and Veterans Administration (“VA”) requirements. To allow maximum design flexibility, we limit the use of pre-assembled building components. The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources. We utilize independent subcontractors for the installation of site improvements and the construction of our homes. These subcontractors are supervised by our on-site construction supervisors. Subcontractor work is performed pursuant to written agreements. The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog. The construction of our homes typically takes approximately four to six months from the start of the home to completion, depending on the size and complexity of the particular home being built. As of December 31, 2004, we had a total of 2,688 homes, with $800.0 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction has not yet begun. As of December 31, 2003, we had a total of 2,658 homes with $704.0 million aggregate sales value in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide a variety of warranties in connection with our homes and have a program to perform several inspections on each home that we sell. Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer. At the homeowner’s request, we will also provide a one-year drywall inspection. We offer a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home. We also pass along all warranties provided by the manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 1.3%, 1.1% and 0.9% of total housing revenue for each of the years ended December 2004, 2003 and 2002, respectively.

Markets

Our operations are organized into eleven homebuilding divisions to maximize operating efficiencies and use of local management. Each of our divisions is managed by an area president. Our current divisional operating structure is as follows:
Year
Operations
Division	Commenced

Columbus, Ohio - M/I	1976
Columbus, Ohio - Showcase	1988
Columbus, Ohio - Horizon	1994
Cincinnati, Ohio	1988
Indianapolis, Indiana	1988
Tampa, Florida	1981
Orlando, Florida	1984
West Palm Beach, Florida	1984
Charlotte, North Carolina	1985
Raleigh, North Carolina	1986
Washington, D.C.	1991

Columbus is the capital of Ohio, with federal, state and local governments providing significant and stable employment. Single-family permits were approximately 10,200 in 2004, a decline from 2003’s permits of nearly 11,700. Columbus is our home market, where we have had operations since 1976. Since 1994, we have had three separate operating divisions in Columbus.

Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger, the University of Cincinnati and General Electric. In addition, Cincinnati has a large presence in the financial services industry. Single-family permits were approximately 10,800 in 2004, and remained relatively constant compared to 2003.

Indianapolis is a market noted for its diverse industrial and relatively young population. Significant industries include health and pharmaceutical, distribution and services. Housing activity experienced a slight decline in 2004, with approximately 12,600 single-family permits compared to over 13,000 in 2003.

Tampa’s housing market is strong, anchored by financial and other back-office operations, tourism and conventions. In-migration remains steady as a result of on-going business expansions and relocations. Single-family housing permits reached over 23,000 in 2004 compared to approximately 20,200 in 2003.

Orlando’s housing market continues to be strong and offers significant growth potential. Predominant industries include tourism, high-tech and manufacturing. Single-family permits reached nearly 27,500 in 2004, a significant increase over the 22,400 permits in 2003.

West Palm Beach is one of the more affluent markets in the United States. Predominant industries include construction, retail, tourism, healthcare and service sectors. Housing activity continued to be stable in 2004, with nearly 10,300 single-family permits, a slight decline from the 10,900 permits in 2003.

Charlotte is home to firms in the banking industry, as well as a growing presence of corporate headquarters and the addition of some new manufacturing operations. The demographics continue to support long-term growth, with strong in-migration and an educated workforce. In 2004, housing activity increased substantially, with nearly 19,000 single-family permits compared to approximately 17,200 in 2003.

The Raleigh market continues to be stable with state government, three major universities, and growth in the pharmaceutical and biotech industries contributing to its significant and stable employment base. Housing activity increased in 2004, with over 15,900 single-family permits compared to 14,100 in 2003.

The Washington, D.C. metro economy continues to be favorable, with major contributions from the construction, technology and government sectors. Housing activity continues to be strong, with over 30,100 single-family permits issued in 2004, which was a slight decline from the 30,800 permits issued in 2003. Our operations are located throughout the Maryland and Virginia suburbs of Washington, D.C.

Product Lines

On a regional basis, we offer homes ranging in base sales price from approximately $85,000 to $1,000,000 and ranging in square footage from approximately 1,100 to 7,000 square feet. There are approximately 500 different floor plans and elevations across all product lines. In addition, we offer a line of attached townhomes in our Washington, D.C., Columbus, Indianapolis, Tampa and West Palm Beach markets. We plan on introducing attached product in our Cincinnati and Orlando markets during 2005. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we have been successful in this pursuit.

In each of our home lines, upgrades and options are available to the homebuyer for an additional charge. Major options include fireplaces, additional bathrooms and higher quality flooring, cabinets and appliances. The options are typically more numerous and significant on more expensive homes.

Land Acquisition and Development

Our land development activities and land holdings have increased significantly during the past few years to support our growth strategy and to provide greater market diversification. We develop over 85% of our land internally because we believe it is prudent to do so in order to maximize our ability to secure the best locations. On a limited basis, we also purchase finished lots from outside developers under option contracts; however, we constantly evaluate our alternatives to satisfy the need for lots in the most cost effective manner. At the present time, approximately 90% of lots in our inventory have been internally developed. We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to six years. Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have, on a very select and limited basis, developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

To limit the risk involved in the development of land, we acquire land primarily through the use of contingent purchase contracts. These contracts require the approval of our corporate land committee and condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, traffic patterns, market analysis, development costs, title matters and other property-related criteria. Only after this thorough evaluation has been completed do we make a commitment to purchase undeveloped land. In certain limited situations, we have acquired unzoned land, as approved by our corporate land committee.

From time to time, on a limited basis, we enter into land joint ventures. At December 31, 2004, we had interests varying from 33% to 50% in each of 25 joint ventures and LLCs. One of these LLCs is located in Orlando, Florida and the remainder of these joint ventures and LLCs are located in Columbus, Ohio. These joint ventures and LLCs develop raw ground into lots and, typically, we receive our percentage interest in the form of a distribution of developed lots. The Columbus joint ventures and LLCs are equity financed. As of December 31, 2004, the Orlando LLC was being funded by the Company and our partner in the entity; however, in January 2005, this entity obtained financing from a third party lender.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2004, $82.2 million of completion bonds were outstanding for these purposes, as well as $14.2 million of letters of credit.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes. At December 31, 2004, we had 3,149 developed lots and 1,775 lots under development in inventory. We also owned raw land expected to be developed into approximately 9,970 lots.

In addition, at December 31, 2004, our interest in lots held by joint ventures and LLCs consisted of 87 lots under development and raw land expected to be developed into 858 lots.

At December 31, 2004, we had purchase contracts to acquire 3,143 developed lots and raw land to be developed into approximately 10,750 lots for a total of 13,893 lots, with an aggregate current purchase price of approximately $438.0 million. Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits.

The following table sets forth our land position in lots (including our interest in joint ventures and LLCs) at December 31, 2004:
	Lots Owned
	Finished	Lots Under	Undeveloped	Total Lots	Lots Under
Region	Lots	Development	Lots	Owned	Contract	Total
Ohio and Indiana	2,664	826	5,878	9,368	5,012	14,380

Florida	43	803	3,657	4,503	6,320	10,823

North Carolina and Washington, D.C.	442	233	1,293	1,968	2,561	4,529

Total	3,149	1,862	10,828	15,839	13,893	29,732

Financial Services

We provide mortgage financing services to purchasers of our homes through our wholly-owned subsidiary, M/I Financial. M/I Financial provides financing services in all of our housing markets except Washington, D.C. During the year ended December 31, 2004, in the markets served, we captured 83% of the available business from purchasers of our homes, originating approximately $695.2 million of mortgage loans. The mortgage loans originated by M/I Financial are generally sold to a third party within two weeks of originating the loan.

M/I Financial has been approved by the Department of Housing and Urban Development (“HUD”) and the VA to originate mortgages that are insured and/or guaranteed by these entities. In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation and by the Federal National Mortgage Association (“FNMA”) as a seller and servicer of mortgages.

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

Corporate Operations

Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:
•	Establish operating policies;
•	Monitor and manage the growth, strategies and performance of our operating divisions;
•	Allocate capital resources;
•	Perform all cash management functions for the Company as well as maintain our relationship with lenders;
•	Maintain centralized information and communication systems; and
•	Maintain centralized financial reporting and internal audit function.

Competition

The homebuilding industry is highly competitive. In each of our markets, we compete with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. In addition, there is competition with the existing home resale market. We believe that we have a very strong competitive position in the markets in which we operate because of our commitment to both quality and customer service.

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

Employees

At December 31, 2004, we employed 978 people (including part-time employees), of which 252 were employed in sales, 421 in construction and 305 in management, administrative and clerical positions. We consider our employee relations to be very good. No employees are represented by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet on the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 450 Fifth Street NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

ITEM 2.  PROPERTIES

We own and operate an approximately 85,000 square foot office building for our home office in Columbus, Ohio and lease all of our other offices.

Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business. See “ITEM 1. BUSINESS - Land Acquisition and Development.”

ITEM 3.  LEGAL PROCEEDINGS

We are involved in routine litigation incidental to our business. Management does not believe any of this litigation is material to our business or our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the 2004 fiscal year, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 28, 2005, there were approximately 378 record holders of the Company’s common stock. At that time there were 17,626,123 shares issued and 14,222,554 shares outstanding. The table below presents the highest and lowest prices for the Company’s common stock during each of the quarters presented:

2004	HIGH	LOW
First quarter	$48.08	$35.92
Second quarter	47.74	38.45
Third quarter	42.93	35.86
Fourth quarter	55.41	37.99

2003
First quarter	$30.25	$24.78
Second quarter	46.40	28.23
Third quarter	44.65	39.28
Fourth quarter	45.00	34.40

The highest and lowest prices for the Company’s common shares from January 1, 2005 through February 28, 2005 were $59.49 and $52.00.

The Company typically declares dividends on a quarterly basis, as approved by the Board of Directors. Dividends paid totaled $1.4 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively. On November 9, 2004 and February 16, 2005, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common shares on January 3 and April 1, 2005, payable on January 20, 2005 and April 21, 2005, respectively.

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares, and an announcement of the repurchase program was also made on December 10, 2002. The repurchase program has no expiration date. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended December 31, 2004, the Company did not repurchase any shares. As of December 31, 2004, the Company had approximately $14.6 million available to repurchase outstanding common shares from the 2002 Board approval.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 to October 31, 2004	-	-	-	$14,599,000

November 1 to November 30, 2004	-	-	-	14,599,000

December 1 to December 31, 2004	-	-	-	14,599,000

Total	-	-	-	$14,599,000

As of March 8, 2005, the Company had purchased a total of 1,116,900 shares at an average price of $31.70 per share and had approximately $14.6 million remaining available for repurchase under this Board-approved repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	2004	2003	2002	2001	2000

Income Statement (Year Ended December 31):

Revenue (a)	$1,174,635	$1,068,493	$1,032,025	$975,636	$934,094

Gross margin (b)	$ 299,021	$ 266,961	$ 242,705	$216,245	$193,871

Income before cumulative effect of change in
accounting principle	$ 91,534	$ 81,730	$ 66,612	$ 52,601	$ 44,444

Cumulative effect of change in accounting
principle - net of income taxes	-	-	-	$ 2,681	-

Net income	$ 91,534	$ 81,730	$ 66,612	$ 55,282	$ 44,444

Net income per common share before cumulative
effect of change in accounting principle:
Basic	$ 6.49	$ 5.66	$ 4.41	$ 3.49	$ 2.82
Diluted	$ 6.35	$ 5.51	$ 4.30	$ 3.39	$ 2.76

Net income per common share:
Basic	$ 6.49	$ 5.66	$ 4.41	$ 3.66	$ 2.82
Diluted	$ 6.35	$ 5.51	$ 4.30	$ 3.56	$ 2.76

Weighted average common shares outstanding:
Basic	14,107	14,428	15,104	15,092	15,767
Diluted	14,407	14,825	15,505	15,530	16,112

Dividends per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Balance Sheet (December 31):

Inventory	$ 798,486	$ 591,626	$ 451,217	$479,236	$449,434

Total assets	$ 978,526	$ 746,872	$ 578,458	$612,110	$567,642

Notes and mortgage notes payable	$ 317,370	$ 129,614	$ 41,458	$144,227	$159,219

Subordinated notes	-	$ 50,000	$ 50,000	$ 50,000	$ 50,000

Shareholders’ equity	$ 487,611	$ 402,409	$ 339,729	$279,891	$228,889

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses to offset with the related loan fee income included in revenue. This reclassification decreased general and administrative expenses and decreased revenue by $1,070, $1,000, $1,130, and $945 in the years ended December 31, 2003, 2002, 2001 and 2000, respectively.

(b) In addition to the reclassification described in (a) above, the Company reclassified the amortization of previously capitalized interest related to homebuilding to land and housing costs from interest expense. Such amortization was $4,806, $5,568, $4,179 and $4,156 for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. The combination of (a) above and this reclassification reduced gross margin by $5,876, $6,568, $5,309 and $5,101 for the years ended December 31, 2003, 2002, 2001 and 2000, respectively.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share amounts)	2004	2004	2004	2004
New contracts	922	971	1,128	1,312
Homes delivered	1,200	1,135	1,097	871
Backlog at end of period	2,688	2,966	3,130	3,099
Revenue	$349,278	$315,496	$281,197	$228,664
Gross margin	$ 82,346	$ 77,954	$ 77,629	$ 61,092
Net income	$ 24,549	$ 22,567	$ 24,881	$ 19,537
Net income per common share:
Basic	$ 1.74	$ 1.60	$ 1.76	$ 1.39
Diluted	$ 1.70	$ 1.57	$ 1.73	$ 1.35
Weighted average common shares outstanding (In thousands):
Basic	14,141	14,099	14,122	14,065
Diluted	14,412	14,370	14,394	14,435
Dividends per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share amounts)	2003	2003	2003	2003
New contracts	874	1,127	1,343	1,141
Homes delivered	1,339	1,048	961	800
Backlog at end of period	2,658	3,123	3,044	2,662
Revenue (a)	$350,747	$268,130	$240,904	$208,712
Gross margin (b)	$ 83,662	$ 65,752	$ 62,146	$ 55,401
Net income	$ 24,950	$ 19,381	$ 19,525	$ 17,874
Net income per common share:
Basic	$ 1.74	$ 1.34	$ 1.36	$ 1.22
Diluted	$ 1.69	$ 1.31	$ 1.32	$ 1.19
Weighted average common shares outstanding (In thousands):
Basic	14,372	14,435	14,350	14,558
Diluted	14,771	14,848	14,764	14,901
Dividends per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses to offset with the related loan fee income included in revenue. This reclassification decreased general and administrative expenses and decreased revenue as follows:

Three Months Ended
12/31/03	9/30/03	6/30/03	3/31/03
$164	$260	$349	$297

(b) In addition to the reclassification described in (a) above, the Company reclassified the amortization of previously capitalized interest related to homebuilding, to land and housing costs from interest expense. The combination of (a) above and this reduced gross margins as follows:

Three Months Ended
12/31/03	9/30/03	6/30/03	3/31/03
$1,547	$1,558	$1,508	$1,263

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. is one of the nation’s leading builders of single-family homes, having sold more than 60,000 homes since our inception in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. In 2003, the latest year for which information is available, we were the 19th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

•	Information Relating to Forward-Looking Statements
•	Our Application of Critical Accounting Estimates and Policies
•	Our Results of Operations
•	Discussion of Our Liquidity and Capital Resources
•	Summary of Our Contractual Obligations
•	Discussion of Our Utilization of Off-Balance Sheet Arrangements
•	Impact of Interest Rates and Inflation
•	Discussion of Risk Factors

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the Risk Factors section. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section and in the Risk Factors section below.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. Listed below are those estimates that we believe are critical and require the use of complex judgment in their application.

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), or when the loan has been sold to a third party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, and all home closings insured under FHA or VA government-insured programs, are recorded in the financial statements on the date of closing. Revenue related to all other home closings is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. All other costs are expensed as incurred.

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party investors in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The guarantee fair value is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two weeks of origination. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third party insurers.

Inventories. We use the specific identification method for the purpose of accumulating costs associated with home construction. Inventories are recorded at cost, unless they are determined to be impaired, in which case the impaired inventories are written down to fair value less cost to sell in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability. The Company generally provides a limited-life guarantee on all loans sold to a third party, and estimates its actual liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.

Warranty. Warranty liabilities are established by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and third-party labor required under the Company’s warranty programs. Reserves for warranties under our two-year limited warranty program and our 20-year (pre-1998) and 30-year structural warranty program are established as a percentage of average sales price and on a per unit basis, respectively, and are based upon historical experience by geographic area and recent trends. Factors that are given consideration in determining the reserves include: 1) the historical range of amounts paid per average sales price on a home; 2) type and mix of amenity packages added to the home; 3) any warranty expenditures included in the above not considered to be normal and recurring; 4) timing of payments; 5) improvements in quality of construction expected to impact future warranty expenditures; 6) actuarial estimates prepared by an independent third party, which considers both Company and industry data; and 7) conditions that may affect certain projects and require a higher percentage of average sales price for those specific projects.

Changes in estimates for pre-existing warranties occur due to changes in the historical payment experience, and are also due to differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty reserve balance at the end of each quarter. Actual future warranty costs could differ materially from our currently estimated amount.

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $200,000 per claim per year for fiscal 2004 with stop loss insurance covering amounts in excess of the $200,000 up to $1,000,000 per claim per year. For fiscal 2005, the per claim limit has been raised to $250,000 and the stop loss insurance coverage has been increased to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $300,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $5.0 million deductible per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $4.9 million, $5.3 million and $3.8 million for all self-insured and general liability claims during the years ended December 31, 2004, 2003 and 2002, respectively. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Derivative Financial Instruments. The Company has the following types of derivative financial instruments: mortgage loans held for sale, interest rate lock commitments and interest rate swaps. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gains or losses are included in financial services revenue. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded in current earnings. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities (“FMBS”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBS in accordance with Company policy. These instruments are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings. SFAS 133 requires interest rate swaps to be recorded in the consolidated balance sheet at fair value. Changes in their value are recorded in the consolidated statement of income. The fair value of the Company’s interest rate swaps, which expired during the third quarter of 2004, was recorded in other liabilities and the change in their fair value is recorded in general and administrative expense.

RESULTS OF OPERATIONS

The Company’s chief operating decision maker evaluates the Company’s performance on a consolidated basis and by evaluating our two segments, homebuilding operations and financial services operations. The homebuilding operations include the development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operations include similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title services for purchasers of the Company’s homes.

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision maker uses in evaluating segment performance. The accounting policies of the segments, in total, are the same as those described in the Summary of Significant Accounting Policies included in Note 1 of our consolidated financial statements. Intersegment revenue primarily represents the elimination of revenue included in financial services for fees paid by the homebuilding operations relating to loan origination fees for its homebuyers and the reclassification of certain amounts from internal reporting classifications to proper presentation in conformity with GAAP. Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally.  A management decision was made for 2004 that this interest rate be reduced from 14% for housing and 9% for land used in 2003 and 2002, to more closely reflect our actual costs, which results in a lower allocation of interest to homebuilding and, therefore, higher income before income taxes within the homebuilding segment. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates. Corporate and other income before income taxes includes selling, general and administrative costs that are viewed by management as not specifically related to either the homebuilding or financial services segment or are otherwise not charged to either segment for internal purposes, income resulting from the allocation of interest and other costs to those segments, the elimination of revenue and cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

Highlights and Trends for the Year Ended December 31, 2004

•
Our revenue increase of 9.9% over 2003 was driven by an 8.5% increase in the average sales price of homes delivered along with a 3.7% increase in the number of homes delivered; we continue to see increases year over year in the average sales price of homes delivered in all of our markets; however, we anticipate that the rate of increase in our Midwest markets will slow in 2005.

•
In 2004, approximately 44% of our operating income was derived from operations in our Columbus market. We anticipate that this percentage will decline in 2005 as a higher percentage of our homes delivered are expected in markets outside the Columbus market.

•
Income before taxes increase of 12.0% over 2003 was driven by the revenue increase above combined with a slight improvement in homebuilding margins from 22.4% to 22.9%, resulting from additional house options being sold that carry higher margins along with cost efficiencies in land development. Additionally, our financial services operations generated $1.5 million higher income than in 2003, of which nearly $1.0 million was the result of the increase in ownership of one of our title companies. Partially offsetting these increases were $3.0 million higher warranty costs due mainly to a change in estimate for our 30-year structural warranty, $2.2 million of costs incurred relating to the Florida hurricanes, $4.5 million costs incurred for the early termination of our $50 million senior subordinated notes, and $3.5 million higher interest costs due to an increase in borrowings.

•
As a result of lower refinance volume for outside lenders and increased demand for ARM loans, we expect to experience continued downward pressure on our mortgage company’s capture rate. This could negatively affect earnings due to the lower capture rate and lower margins.

•
We continue to focus on our land supply, and spent approximately $270 million on land purchases during the year. During 2004, we also increased the amount of land held under option contract by $123 million, an increase of 39%. We expect to purchase approximately $360 million of land in 2005, with approximately 85% of those purchases being in markets outside the Midwest, as we continue to increase our land position in those markets where we expect our future growth in new contracts to be generated.

•
As a result of regulatory delays in opening new communities during 2004, we expect to incur a decline in our first quarter 2005 new contracts when compared to 2004’s first quarter. We also anticipate the number of homes delivered in the first half of 2005 to be lower than the same period in 2004, along with a decline in income. However, as our number of new communities increase in the second half of 2005, we anticipate an overall annual increase in our results.

•
We expect our 2005 and future earnings to be negatively impacted by a new accounting standard that will require us to record compensation expense for stock options issued to employees starting in the third quarter 2005; however, we do not believe that the impact will be material to our 2005 and future results of operations.

•	We also anticipate a slightly lower effective tax rate for 2005 primarily as a result of the American Jobs Creation Act.

Highlights and Trends for the Year Ended December 31, 2003

•	Our revenue increase of 3.5% over 2002 was driven by the 3.4% increase in the average sales price of homes delivered with the number of homes delivered remaining almost constant from 2002 to 2003.

•
Income before taxes increase of 23.7% over 2002 was driven by the revenue increase above combined with an improvement in homebuilding margins from 21.3% to 22.4%, resulting from additional house options being sold that carry higher margins along with the mix of homes delivered including more homes delivered in our higher margin markets compared to 2002. In addition, our increase in income before taxes also was attributable to the 28.9% improvement in our financial services operations as a result of higher income from the sale of loans, primarily due to the higher percentage of fixed rate loans that generally result in higher profit when sold to a third party. The consolidated results were also impacted by a $3.0 million favorable market adjustment on our interest rate swaps in 2003, which was $1.2 million unfavorable in 2002; these interest rate swaps expired during the third quarter of 2004.

•
During 2003, we spent approximately $220 million on land purchases during the year, and continue to look for additional land in desirable locations to increase our community count. We anticipated approximately 15% annual growth in the number of new contracts once these new communities are opened.

	Year Ended December 31,
(In thousands)	2004	2003	2002
Revenue:
Homebuilding	$1,166,610	$1,047,432	$1,015,162
Financial services (a)	32,909	27,666	22,812
Intersegment	(24,884)	(6,605)	(5,949)
Total Revenue (a)	$1,174,635	$1,068,493	$1,032,025
Depreciation and Amortization:
Homebuilding	$ 2,222	$ 2,163	$ 2,023
Financial services	112	128	101
Corporate and other	114	91	115
Total Depreciation and Amortization	$ 2,448	$ 2,382	$ 2,239
Interest Expense:
Homebuilding	$ 41,762	$ 45,777	$ 42,987
Financial services	290	236	448
Corporate and other	(33,710)	(41,182)	(35,193)
Total Interest Expense (b)	$ 8,342	$ 4,831	$ 8,242
Income Before Income Taxes:
Homebuilding	$ 119,939	$ 91,864	$ 81,920
Financial services	21,632	20,093	15,590
Corporate and other	9,726	23,142	11,690
Total Income Before Income Taxes	$ 151,297	$ 135,099	$ 109,200
Income Taxes:
Homebuilding	$ 47,376	$ 36,286	$ 30,818
Financial services	8,545	7,937	6,080
Corporate and other	3,842	9,146	5,690
Total Income Taxes	$ 59,763	$ 53,369	$ 42,588
Assets:
Homebuilding	$ 825,466	$ 626,596	$ 504,802
Financial services	76,921	71,065	59,142
Corporate and other	76,139	49,211	14,514
Total Assets	$ 978,526	$ 746,872	$ 578,458
Capital Expenditures:
Homebuilding	$ 1,160	$ 15,659	$ 540
Financial services	114	36	251
Corporate and other	410	48	20
Total Capital Expenditures	$ 1,684	$ 15,743	$ 811

Other company financial information:

Effective tax rate	39.5%	39.5%	39.0%

Total gross margin % (c)	25.5%	25.0%	23.5%

Total operating margin % (c)	13.6%	13.1%	11.4%

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses to offset with the related loan fee income included in revenue. This reclassification decreased revenue by $1,070 and $1,000 for the years ended December 31, 2003 and 2002, respectively.

(b) During 2004, the Company reclassified the amortization of previously capitalized interest related to homebuilding to land and housing costs from interest expense. This reclassification increased land and housing costs and decreased interest expense by $4,806 and $5,568 for the years ended December 31, 2003 and 2002, respectively.

(c) As a result of the reclassifications in (a) and (b) above, the gross margin percentage declined 50 basis points and 60 basis points for the years ended December 31, 2003 and 2002, respectively. Operating margins decreased 40 basis points and 50 basis points for the years ended December 31, 2003 and 2002, respectively.

Seasonality and Variability in Quarterly Results

We have experienced, and expect to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the third and fourth quarters. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. We also have experienced, and expect to continue to experience, seasonality in our financial services operations because loan originations correspond with the delivery of homes in our homebuilding operations. The following table reflects this cycle for the Company during the four quarters of 2004 and 2003:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2004	2004	2004	2004
Revenue	$349,278	$315,496	$281,197	$228,664
Unit data:
New contracts	922	971	1,128	1,312
Homes delivered	1,200	1,135	1,097	871
Backlog at end of period	2,688	2,966	3,130	3,099

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2003	2003	2003	2003
Revenue (a)	$350,747	$268,130	$240,904	$208,712
Unit data:
New contracts	874	1,127	1,343	1,141
Homes delivered	1,339	1,048	961	800
Backlog at end of period	2,658	3,123	3,044	2,662

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses to offset with the related loan fee income included in revenue. This reclassification decreased general and administrative expenses and decreased revenue as follows:

Three Months Ended
12/31/03	9/30/03	6/30/03	3/31/03
$164	$260	$349	$297

Homebuilding Operations

The following table sets forth certain information related to our homebuilding operations:

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Revenue:
Housing	$1,148,559	$1,019,986	984,564
Land	18,051	27,446	30,598
Total revenue	$1,166,610	$1,047,432	$1,015,162
Revenue:
Housing	98.5%	97.4%	97.0%
Land	1.5	2.6	3.0
Total revenue	100.0	100.0	100.0
Land and housing costs	77.1	77.6	78.7
Gross margin	22.9	22.4	21.3
General and administrative expenses	2.6	2.8	2.7
Selling expenses	6.4	6.4	6.4
Operating income	13.9	13.2	12.2
Allocated expenses	3.6	4.4	4.2
Income before income taxes	10.3%	8.8%	8.0%
Ohio and Indiana Region
Unit data:
New contracts	2,450	2,856	2,667
Homes delivered	2,778	2,741	2,730
Backlog at end of period	1,310	1,638	1,523
Average sales price of homes in backlog	$ 281	$ 252	$ 231
Aggregate sales value of homes in backlog	$ 369,000	$ 413,000	$ 352,000
Number of active communities	83	85	85
Florida Region
Unit data:
New contracts	1,312	1,160	924
Homes delivered	994	923	869
Backlog at end of period	1,096	778	541
Average sales price of homes in backlog	$ 281	$ 254	$ 227
Aggregate sales value of homes in backlog	$ 308,000	$ 197,000	$ 123,000
Number of active communities	22	22	27
North Carolina and Washington, D.C. Region (a)
Unit data:
New contracts	571	469	539
Homes delivered	531	484	541
Backlog at end of period	282	242	257
Average sales price of homes in backlog	$ 437	$ 390	$ 356
Aggregate sales value of homes in backlog	$ 123,000	$ 94,000	$ 92,000
Number of active communities	20	28	28
Total
Unit data:
New contracts	4,333	4,485	4,130
Homes delivered	4,303	4,148	4,140
Backlog at end of period	2,688	2,658	2,321
Average sales price of homes in backlog	$ 298	$ 265	$ 244
Aggregate sales value of homes in backlog	$ 800,000	$ 704,000	$ 567,000
Number of active communities	125	135	140

(a) Also includes Arizona in 2002.

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. The cancellation rate was approximately 21% in each of the years ended December 31, 2004, 2003 and 2002. Unsold speculative homes, which are in various stages of construction, totaled 213, 99 and 125 at December 31, 2004, 2003 and 2002, respectively. During 2004, the Company increased its investment in unsold speculative homes, primarily in the Midwest region, for competitive purposes and to provide potential homebuyers with more flexibility and the ability to see certain options in our homes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.  Revenue for the homebuilding segment was $1.2 billion, an increase of 11.4% and $119.2 million from 2003. This increase was due to a 12.6% increase in housing revenue ($128.6 million), offset partially by a 34.2% decrease in land revenue ($9.4 million). The increase in housing revenue was primarily due to an increase of 8.5% in the average sales price of homes delivered, from $246,000 in 2003 to $267,000 in 2004, along with the 3.7% increase in the number of homes delivered from 4,148 in 2003 to 4,303 in 2004. The average sales price of homes delivered increased in all of our markets, with the largest increases occurring in our Florida region. The number of homes delivered increased in all of our markets except Indianapolis and Tampa. Indianapolis was lower than 2003 due to the available communities consisting of some older less desirable communities that we were closing out, and Tampa was lower than 2003 due to the impact of delays in land development and opening of new communities and general slowness of the building permit process. The decrease in land revenue was primarily due to our exit from the Phoenix market which had no outside lot sales in 2004 compared to $14.0 million in 2003. Reductions in land revenue totaling $3.7 million occurred in our Charlotte and Raleigh markets due to the sell-off of remaining lots in less desirable communities in 2003. Partially offsetting these decreases was a $4.7 million increase in Washington, D.C., where 31 lots were sold in 2004 compared to 1 lot in 2003. Land revenue can vary significantly from year to year, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

Home Sales and Backlog.  New contracts in 2004 decreased 3.4% over the prior year, from 4,485 to 4,333. New contracts decreased 14.2% in our Midwest (Ohio and Indiana) region, despite an increase in our Cincinnati market, primarily due to higher mortgage rates, nominal job growth and regulatory delays in opening new communities. We expect the Midwest market conditions and the delays in opening new communities to also adversely affect sales in the Midwest during the first half of 2005 when compared to the same period in 2004. New contracts increased in all of our other markets except Tampa, with the largest increases occurring in our Cincinnati, Orlando and Charlotte markets due to both the economic conditions in those markets and the availability of new subdivisions in exclusive or high demand locations. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers. At December 31, 2004, our backlog consisted of 2,688 homes, with an approximate sales value of $800.0 million. This represents a 1.1% increase in units and a 13.6% increase in sales value from December 31, 2003. The average sales price of homes in backlog increased by 12.5%, with increases occurring in most of our markets. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of 2004 including more homes than the prior year-end within our Florida and Washington, D.C. markets where our homes carry higher sales prices than in our Midwest region.

Gross Margin.  The gross margin for the homebuilding segment was 22.9% for 2004, compared to 22.4% for 2003. Housing gross margin increased from 22.4% to 22.8% and land gross margin increased from 22.2% to 27.6%. The increase in housing’s gross margin was mainly due to the increase in sales prices in excess of cost increases within certain markets, due to demand, with the largest impact in the West Palm Beach, Columbus and Tampa markets. Several other markets showed smaller increases in gross margin percentage as a result of changes in mix of homes delivered, including the impact of customers selecting more options, which generally have higher margins, along with operating efficiencies. The increase in land’s gross margin was due primarily to lots sold in the Washington, D.C. market. Land gross margins can vary significantly from year to year depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses.  General and administrative expenses increased from $28.9 million in 2003 to $30.5 million in 2004, but decreased as a percentage of revenue from 2.8% to 2.6%. The dollar increase was primarily due to $1.2 million higher payroll-related costs relating to the increases in homes delivered and net income and a $0.8 million increase in corporate overhead expense allocations. Offsetting the above increases were lower homeowner’s association fees and real estate taxes totaling $1.1 million due to fewer open communities and the absence of a $0.7 million commission paid on Phoenix land sales related to exiting that market.

Selling Expenses. Selling expenses increased from $67.9 million in 2003 to $74.6 million in 2004; however, selling expenses remained constant at 6.4% of total revenue. The dollar increase was due primarily to a $3.6 million increase in sales commissions paid to outside realtors relating to homes delivered and a $2.7 million increase in internal sales commissions due to both higher average sales price of homes delivered and the increase in the number of homes delivered.

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

Home Sales and Backlog.  New contracts recorded in 2003 increased 8.6% over the prior year. New contracts increased in Columbus, Tampa, Orlando and West Palm Beach due to both the economic conditions in those markets and the availability of new subdivisions in exclusive or high demand locations. At December 31, 2003, our backlog consisted of 2,658 homes, with an approximate sales value of $704.0 million. This represents a 14.5% increase in units and a 24.2% increase in sales value from December 31, 2002. The average sales price of homes in backlog increased by 8.6%, with increases occurring in most of our markets.

Gross Margin. The gross margin for the homebuilding segment was 22.4% for 2003, compared to 21.3% for 2002. Housing gross margin increased from 21.7% to 22.4% and land gross margin increased from 8.3% to 22.2%. The increase in housing’s gross margin was mainly due to the increase in sales prices in excess of cost increases within certain markets, due to demand, with the largest impact in the West Palm Beach and Washington, D.C. markets. Several other markets showed smaller increases in gross margin percentage as a result of changes in mix of homes delivered, including the impact of customers selecting more options, which generally have higher margins, along with operating efficiencies. The increase in land’s gross margin was due primarily to lots sold in Charlotte and Columbus. Land gross margins can vary significantly from year to year depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses.  General and administrative expenses increased from $26.4 million in 2002 to $28.9 million in 2003. As a percentage of revenue, general and administrative expenses increased slightly from 2.7% of revenue in 2002 to 2.8% of revenue in 2003. The increase was primarily due to $1.6 million higher payroll-related costs in the current year due to the increase in income.

Selling Expenses.  Selling expenses increased from $64.6 million in 2002 to $67.9 million in 2003; however, selling expenses remained constant at 6.4% of total revenue. The increase in expense was mainly due to a $0.7 million increase in sales commissions paid to outside realtors and a $0.9 million increase in bonuses paid to sales management due to the increase in the number of new contracts in the current year.

Financial Services Operations

The following table sets forth certain information related to our financial services operations:
	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Number of loans originated	3,221	3,290	3,388
Value of loans originated	$695,192	$649,794	$632,630
Revenue (a)	$ 32,909	$ 27,666	$ 22,812
General & administrative expenses	11,277	7,573	7,222
Income before income taxes	$ 21,632	$ 20,093	$ 15,590

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses to offset with the related loan fee income included in revenue. This reclassification decreased revenue by $1,070 and $1,000 for the years ended December 31, 2003 and 2002, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.  Mortgage and title operations revenue increased to $32.9 million for the year ended December 31, 2004 compared to $27.7 million in 2003. Mortgage operations revenue increased $3.1 million, due to several factors, including a higher average loan amount ($216,000 in 2004 compared to $198,000 in 2003), along with increased gains on mortgages and the sale of servicing rights and higher margins generated by certain mortgage products, such as interest-only and low-down payment mortgage loans. The increase also reflects a $2.1 million change in estimate related to marking interest rate lock commitments to market value in accordance with SFAS 133 and related derivatives guidance. Title operations revenue increased $2.1 million due to the full year impact of the increase in ownership percentage of certain title company operations in the fourth quarter of 2003. At December 31, 2004, M/I Financial was operating in eight of our nine markets. In these eight markets, 83% of our homes delivered that were financed were through M/I Financial. As a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, and increased demand for ARM loans, in 2005 we expect to experience continued downward pressure on our capture rate and margins. This could negatively affect earnings due to the lower capture rate and tighter margins.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2004 were $11.3 million, a 48.7% increase over the 2003 amount of $7.6 million. The increase was primarily due to $1.7 million increase in marketing costs associated with slowing Midwest business and $1.2 million increase in title company general and administrative costs due to the increase in ownership percentage discussed above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue.  Revenue for the year ended December 31, 2003 was $27.7 million, a 21.5% increase over the $22.8 million recorded for 2002. The increase in revenue is attributable to various factors, including a higher average loan amount ($198,000 in 2003 compared to $187,000 in 2002); the impact of the declining interest rate environment, resulting in favorability due to selling loans with higher rates than market because of customers locking rates early in the sale process; and increased revenue from the sale of servicing rights on government loans. At December 31, 2003, M/I Financial was operating in eight of our nine markets. In these eight markets, 87% of our homes delivered that were financed were through M/I Financial.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2003 were $7.6 million, a 5.6% increase over 2002. The increase was primarily the result of $0.3 million higher payroll-related costs in the current year due mainly to normal cost increases and a $0.3 million increase in incentive-related costs due to the increase in income in the financial services operations.

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
	Year Ended December 31,
(In thousands)	2004	2003	2002

Intersegment revenue eliminations and reclassifications	$(24,884)	$ (6,605)	$ (5,949)

Intersegment cost of sales eliminations and adjustments (a)	24,241	11,475	9,947

Corporate selling, general and administrative expenses	(23,341)	(22,910)	(27,501)

Interest income from allocations to homebuilding, net of interest incurred (a)	33,710	41,182	35,193

Income before income taxes	$ 9,726	$23,142	$11,690

(a) During 2004, the Company reclassified the amortization of previously capitalized interest related to homebuilding to intersegment cost of sales elimination and adjustments (reported in housing costs on a consolidated basis) from interest expense. This reclassification increased land and housing costs and decreased interest expense by $4,806 and $5,568 for the years ended December 31, 2003 and 2002, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Intersegment Revenue.  Intersegment revenue eliminations and reclassifications increased to $24.9 million in 2004 compared to $6.6 million in the prior year. Included in this amount in 2004 is the deferral of $14.0 million of revenue related to homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party.  Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $8.4 million and $4.9 million in 2004 and 2003, respectively. This amount also includes $2.8 million and $1.8 million of reclassifications in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales.  Intersegment cost of sales eliminations and adjustments increased to $24.2 million in 2004 compared to $11.5 million in the prior year. This amount primarily includes eliminations and reclassifications relating to the homebuilding segment, primarily the $10.6 million deferral of costs recognized by the homebuilding segment in 2004 for homes delivered with low-down payment loans funded by the Company’s financial services segment not yet sold to a third party as discussed above. This amount for 2004 includes a $2.2 million charge relating to costs incurred as a result of the Florida hurricanes and a $5.0 million charge representing a change in estimate for our structural warranty and other warranty-related costs. In 2003, warranty-related costs included in this balance were $1.5 million. This amount also includes the elimination of fees charged by financial services of $8.4 million and $4.9 million in 2004 and 2003, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $3.6 million and $3.5 million in 2004 and 2003, respectively. The current period impact for deferral of profit between land and housing for lots transferred that were not yet sold to a third party was $2.8 million income and $2.1 million expense in 2004 and 2003, respectively, and is also included in this amount. Additionally, this amount includes $2.8 million and $1.8 million in 2004 and 2003, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses increased slightly to $23.3 million for the year ended December 31, 2004 compared to $22.9 million in 2003; however, various offsetting items occurred. During 2004, the Company incurred $1.9 million for certain costs incurred for the prepayment of our senior subordinated notes along with a $1.0 million increase in audit and professional fees primarily as a result of implementation of programs that are now required of public companies. Additionally, incentive-related costs for corporate personnel increased $1.2 million over 2003 due to an increase in net income. An increase of $0.8 million occurred in income from allocation of corporate costs, and as noted above, the majority of this is offset by higher costs in our homebuilding operations. Offsetting the above increases is a $2.3 million decrease in management bonuses that is a result of the passing of our former Chairman. As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased slightly to 2.0% of revenue in 2004 compared to 2.1% in 2003.

Interest.  Interest income from allocations to homebuilding, net of interest incurred, was $7.5 million lower for the period ended December 31, 2004 compared to 2003, primarily due to the current year reduction in the interest rates charged by corporate to the homebuilding operations, and a $2.5 million increase in interest incurred. The reduction in the interest rate resulted in approximately a $20.7 million reduction in interest income, offset in part by an $8.9 million increase in interest income due to a higher average net investment in homebuilding of $143.8 million.

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

Intersegment Cost of Sales Eliminations and Adjustments.  Intersegment cost of sales eliminations and adjustments increased from $9.9 million in 2002 to $11.5 million in 2003. This amount includes primarily eliminations and reclassifications relating to the homebuilding segment, and includes the elimination of fees charged by financial services of $4.9 million and $4.7 million in 2003 and 2002, respectively and the elimination of amounts allocated to homebuilding for various corporate services of $3.5 million and $3.4 million in 2003 and 2002, respectively.

Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses decreased from $27.5 million in 2002 to $22.9 million in 2003. As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased from 2.7% in 2002 to 2.1% in 2003. The decrease was primarily due to the impact of a $3.0 million favorable market adjustment on our interest rate swaps in 2003 compared to a $1.2 million unfavorable market adjustment in 2002. In addition, self-insurance costs were $1.1 million lower in 2003 than in 2002; however, payroll costs were $0.5 million higher in 2003.

Interest.  Interest income from allocations to homebuilding, net of interest incurred, was $6.0 million higher in 2003 than in 2002. The increase was primarily the result of a $5.1 million higher allocation of interest to the homebuilding segment, mainly resulting from the increase in homebuilding inventory. In addition, total interest incurred decreased slightly from the prior year mainly due to lower average borrowings in 2003 than in 2002 ($134.7 million compared to $146.7 million); however, there was a slightly higher average borrowing rate in 2003 than in 2002 (9.1% compared to 8.9%).

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, we experienced $77.9 million negative cash flows from operations as a result of our investment in land during 2004, along with a $12.2 million increase in our cash held in escrow representing amounts due to the Company for loans closed at the end of 2004 for which the cash relating to the closing was not yet received as of December 31, 2004. We acquired approximately $270.0 million of land during the current year, funded by both our cash generated from operations as well as through proceeds from bank borrowings, which totaled $190.0 million in 2004, net of repayments. In addition to the purchase of land, $50.0 million of cash was used for pre-payment of our senior subordinated notes, $29.9 million of cash was used for payment of mortgage notes payable, $18.9 million of cash was used to invest in our joint ventures (net of distributions of $0.5 million), and another $11.3 million was used to repurchase outstanding shares to be held as treasury stock. As of December 31, 2004, the Company is authorized to repurchase an additional $14.6 million of outstanding shares under the current repurchase program approved by the Board of Directors on December 10, 2002.

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. During 2005, we intend to purchase approximately $360 million of land, using cash generated from operations and our existing $500 million line of credit that may be increased up to $750 million as discussed below. We continue to purchase some lots from outside developers under contracts. However, we are strategically focusing on increasing raw ground purchases. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost-effective manner.

Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. Management believes that the Company’s available financing is adequate to support operations through 2005; however, the Company continues to evaluate various sources of funding to meet our long-term borrowing needs, and our Board of Directors has given approval for the Company to pursue additional financing as described in Note 19 to the consolidated financial statements. Refer to our discussion of Forward-Looking Statements and Risk Factors for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of December 31, 2004:

(Dollars in thousands)	Expiration Date	Outstanding Balance	Available Amount

Notes payable banks - homebuilding (a)	9/26/2008	$279,000	$192,900
Notes payable bank - financial services	4/28/2005	30,000	-
Universal shelf registration	-	-	150,000

(a) The Credit Facility also provides for an additional $250 million of borrowing availability upon request by the Company and approval by the applicable lenders included in the Credit Facility. Refer to Note 10 of our consolidated financial statements.

Notes Payable Banks - Homebuilding.  At December 31, 2004, the Company’s homebuilding operations had borrowings totaling $279.0 million, financial letters of credit totaling $13.5 million and performance letters of credit totaling $11.7 million outstanding under our new credit agreement with fifteen banks (“Credit Facility”). We entered into this Credit Facility on September 27, 2004, replacing our previous $315 million revolving credit agreement.

The Credit Facility permits borrowing base indebtedness not to exceed the lesser of $500 million or our borrowing base, which was $488.4 million as of December 31, 2004. This includes a maximum amount of $100 million in letters of credit. The Credit Facility also provides for the ability to increase the loan capacity from $500 million to up to $750 million upon request by the Company and approval by the lender(s). The $750 million would also be subject to the borrowing base calculation. During 2005, the Company currently intends to request the lender(s) to increase our loan capacity, and in February 2005 our Board of Directors has given approval for the Company to request to increase the loan capacity up to $750 million. The Credit Facility matures in September 2008. Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the prime rate or the federal funds rate plus 50 basis points.

Notes Payable Bank - Financial Services.  At December 31, 2004, we had $30.0 million outstanding under the M/I Financial loan agreement, which permits borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages. Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. The agreement expires in April 2005. The Company intends to amend the M/I Financial credit agreement to extend the term to 2006.

Universal Shelf Registration.  In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of December 31, 2004.

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary of future amounts payable under contractual obligations:

	Payments due by period
(In thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable banks - homebuilding (a)	$279,000	$ -	$ -	$279,000	$ -
Notes payable bank - financial services (b)	30,000	30,000	-	-	-
Mortgage notes payable (including interest)	14,439	835	1,670	1,672	10,262
Obligation for consolidated inventory not owned (c)	-	-	-	-	-
Community development district obligations (d)	-	-	-	-	-
Operating leases	10,662	5,340	4,210	1,112	-
Purchase obligations (e)	648,800	648,800	-	-	-
Other long-term liabilities	2,000	1,000	1,000	-	-
Total	$984,901	$685,975	$6,880	$281,784	$10,262

(a) Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate or the Federal Funds Rate plus 50 basis points. Borrowings outstanding at December 31, 2004 had a weighted average interest rate of 4.075%. Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. The above amounts do not reflect interest.

(b) Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. Borrowings outstanding at December 31, 2004 had a weighted average interest rate of 4.101%. Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. The above amounts do not reflect interest.

(c) As a result of the reclassification in (a) and (b) above, the gross margin percentage declined 50 basis points and 60 basis points for the years ended December 31, 2003 and 2002, respectively.  Operating margins decreased 40 basis points and 50 basis points for the years ended December 31, 2003 and 2002, respectively.

(d) In connection with the development of certain of the Company’s communities, local government entities have been established and bonds have been issued by those entities to finance a portion of the related infrastructure. Community development district obligations represent obligations of the Company as the current holder of the property, net of cash held by the district available to offset the particular bond obligations. As of December 31, 2004, the Company has recorded a liability of $5.1 million relating to these community development district obligations; however, the actual cash payments that the Company will ultimately make will be dependent upon the timing of the sale of those lots within the district to third parties. Refer to Note 8 of our consolidated financial statements for further discussion of these obligations.

(e) The Company has obligations with certain sub-contractors and suppliers of raw materials in the ordinary course of business to meet the commitments to deliver 2,688 homes that have an aggregate sales price of $800.0 million. Based on our current housing gross margin of 22.8% plus variable selling costs of 3.9% of revenue, we estimate payments totaling approximately $648.8 million to be made in 2005 relating to those homes.

OFF-BALANCE SHEET ARRANGEMENTS

Our primary use of off-balance sheet arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company. Our off-balance sheet arrangements relating to our homebuilding operations include joint ventures and limited liability companies, land option contracts and the issuance of letters of credit and completion bonds. Additionally, in the ordinary course of business, our financial services operations issue guarantees and indemnities relating to the sale of loans to third parties.

Joint Ventures and Limited Liability Companies.  In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of joint ventures and limited liability companies, with the Company’s interest in these entities ranging from 33% to 50%. The entities typically meet the criteria of variable interest entities, although one of our joint ventures does not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors. We have determined that we are not the primary beneficiary of the variable interest entities, and our ownership in the other joint venture is not in excess of 50%; therefore, our homebuilding joint ventures and limited liability companies are recorded using the equity method of accounting. These entities engage in land development activities for the purpose of distributing developed lots to the Company and its partners in the entity. The Company believes its maximum exposure related to any of these entities as of December 31, 2004 to be the amount invested of $23.1 million plus our $2.5 million share of letters of credit totaling $5.7 million that serve as completion bonds for the development work in progress. In 2005, we anticipate entering into additional joint ventures in our higher growth, higher investment markets, in order to increase our land development activities in those markets, while sharing the risk with our partner in each respective entity. In addition to our homebuilding joint ventures and limited liability companies, M/I Financial also owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. Further details relating to our unconsolidated joint ventures and limited liability companies are included in Note 4 of our consolidated financial statements.

Land Option Contracts.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of houses in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria of being variable interest entities, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure related to these contracts to be the amount of the Company’s outstanding deposits, which totaled $18.8 million, including letters of credit of $11.2 million and corporate promissory notes of $0.4 million, as of December 31, 2004. Further details relating to our land option contracts are included in Note 9 of our consolidated financial statements.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of December 31, 2004, the Company had outstanding approximately $112.8 million of completion bonds and standby letters of credit, including those related to joint ventures, limited liability companies and land option contracts discussed above.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur. M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans. Refer to Note 5 of our consolidated financial statement for additional details relating to our guarantees and indemnities.

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

In conjunction with our mortgage financing services, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

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

RISK FACTORS

The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business.  The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees. During 2004, we experienced certain delays caused by weather conditions and delays in regulatory processes in certain markets that had an impact on the number of new contracts and homes delivered during 2004.

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

Material and Labor Shortages Could Adversely Affect Our Business.  The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business. At this time, we are not experiencing any significant material or labor shortages and, therefore, do not anticipate a material effect for the year 2005.

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

Competition in Our Industry Could Adversely Affect Our Business.  The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market. In addition, the mortgage financing industry is very competitive. M/I Financial competes with outside lenders for the capture of our homebuyers.  Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During 2004, M/I Financial experienced a slight decline in its capture rate, and we expect to see a continued decline in 2005 that could negatively impact the results of M/I Financial.

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

In addition to the laws and regulations that relate to our homebuilding operations, M/I Financial is subject to a variety of laws and regulations concerning the underwriting, servicing and sale of mortgage loans.

We Are Dependent on a Limited Number of Markets.  We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For 2004, approximately 44% of our operating income was derived from operations in the Columbus market.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $530 million.  To minimize the effects of interest rate fluctuations, we entered into interest rate swap agreements with certain banks to fix a portion of the interest relating to our revolving credit facilities.  Our interest rate swaps were not designated as hedges under SFAS 133 when it was adopted.  We were exposed to market risk associated with changes in the fair values of the swaps, and such changes are reflected in our income statements.  At December 31, 2003, the fair value adjustment resulted in the Company recording a $2.3 million liability; this liability was reduced to zero upon expiration of these agreements during the third quarter of 2004.

Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts at December 31, 2004 was $109.9 million. The fair value of both the committed IRLCs and the related best efforts contracts was $0.7 million. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At December 31, 2004, the notional amount of the uncommitted IRLC loans was $32.5 million. The fair value adjustment, which is based on quoted market prices, related to these commitments resulted in a $0.1 million asset at December 31, 2004. We have recorded $2.6 million income, $3.0 million expense and $3.1 million in income relating to marking these commitments to market for the years ended December 31, 2004, 2003 and 2002, respectively. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At December 31, 2004, the notional amount under the FMBSs was $35.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in less than a $0.1 million liability. We have recorded $0.3 million income, $1.0 million income and $2.7 million expense relating to marking these FMBSs to market for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, immediately prior to or concurrent with funding uncommitted IRLC loans, we enter into a commitment with a third party investor to buy the specific IRLC loan.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of December 31, 2004:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.71%	$44,353	$ -	$ -	$ -	$ -	$ -	$44,353	$41,946
Variable rate	4.13%	26,678	-	-	-	-	-	26,678	25,972

LIABILITIES:
Long-term debt - fixed rate	7.72%	$ 204	$222	$240	$ 261	$283	$7,160	$ 8,370	$10,484
Long-term debt - variable rate	4.08%	30,000	-	-	279,000	-	-	309,000	309,000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and its subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
March 8, 2005

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2004	2003	2002

Revenue	$1,174,635	$1,068,493	$1,032,025
Costs and expenses:
Land and housing	875,614	801,532	789,320
General and administrative	64,954	58,552	60,484
Selling	74,428	68,479	64,779
Interest	8,342	4,831	8,242
Total costs and expenses	1,023,338	933,394	922,825

Income before income taxes	151,297	135,099	109,200

Provision for income taxes	59,763	53,369	42,588

Net income	$ 91,534	$ 81,730	$ 66,612

Earnings per common share:
Basic	$ 6.49	$ 5.66	$ 4.41
Diluted	$ 6.35	$ 5.51	$ 4.30

Weighted average shares outstanding:
Basic	14,107	14,428	15,104
Diluted	14,407	14,825	15,505

Dividends per common share	$ 0.10	$ 0.10	$ 0.10

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2004	2003

ASSETS:
Cash	$ 2,786	$ 3,209
Cash held in escrow	21,731	9,575
Mortgage loans held for sale	67,918	65,929
Inventories	798,486	591,626
Property and equipment - net	33,306	34,225
Investment in unconsolidated joint ventures and limited liability companies	23,093	13,952
Other assets	31,206	28,356
TOTAL ASSETS	$978,526	$746,872

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 51,162	$ 55,131
Accrued compensation	25,462	26,504
Customer deposits	24,302	21,308
Other liabilities	62,630	61,906
Community development district obligations	5,057	-
Obligation for consolidated inventory not owned	4,932	-
Notes payable banks - homebuilding operations	279,000	95,000
Note payable bank - financial services operations	30,000	24,000
Mortgage notes payable	8,370	10,614
Senior subordinated notes	-	50,000
TOTAL LIABILITIES	490,915	344,463

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	69,073	67,026
Retained earnings	477,370	387,250
Treasury shares - at cost - 3,440,489 and 3,394,188 shares, respectively, at December 31, 2004 and 2003	(59,008)	(52,043)
TOTAL SHAREHOLDERS’ EQUITY	487,611	402,409
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$978,526	$746,872

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Stock	Equity
Balance at December 31, 2001	14,938,006	$ 88	$62,954	$241,956	$(25,107)	$279,891
Net income	-	-	-	66,612	-	66,612
2-for-1 stock split, par value unchanged	-	88	-	(88)	-	-
Dividends to shareholders, $0.10 per common share	-	-	-	(1,510)	-	(1,510)
Income tax benefit from stock options and executive deferred stock distributions	-	-	1,596	-	-	1,596
Purchase of treasury shares	(381,100)	-	-	-	(9,579)	(9,579)
Stock options exercised	156,140	-	107	-	1,458	1,565
Deferral of executive and director stock	-	-	1,154	-	-	1,154
Executive deferred stock distributions	78,373	-	(732)	-	732	-
Balance at December 31, 2002	14,791,419	$176	$65,079	$306,970	$(32,496)	$339,729
Net income	-	-	-	81,730	-	81,730
Dividends to shareholders, $0.10 per common share	-	-	-	(1,450)	-	(1,450)
Income tax benefit from stock options and executive deferred stock distributions	-	-	1,505	-	-	1,505
Purchase of treasury shares	(732,700)	-	-	-	(21,892)	(21,892)
Stock options exercised	118,960	-	280	-	1,627	1,907
Deferral of executive and director stock	-	-	880	-	-	880
Executive deferred stock distributions	54,256	-	(718)	-	718	-
Balance at December 31, 2003	14,231,935	$176	$67,026	$387,250	$(52,043)	$402,409
Net income	-	-	-	91,534	-	91,534
Dividends to shareholders, $0.10 per common share	-	-	-	(1,414)	-	(1,414)
Income tax benefit from stock options and executive deferred stock distributions	-	-	2,830	-	-	2,830
Purchase of treasury shares	(299,400)	-	-	-	(11,261)	(11,261)
Stock options exercised	139,080	-	284	-	2,359	2,643
Deferral of executive and director stock	-	-	870	-	-	870
Executive deferred stock distributions	114,019	-	(1,937)	-	1,937	-
Balance at December 31, 2004	14,185,634	$176	$69,073	$477,370	$(59,008)	$487,611

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2004	2003	2002
CASHFLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income	$91,534	$81,730	$66,612
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from property disposals	212	4	71
Depreciation	2,448	2,382	2,239
Deferred income tax expense (benefit)	2,490	6,862	(5,040)
Income tax benefit from stock transactions	2,830	1,505	1,596
Equity in undistributed loss (income) of unconsolidated joint ventures and limited
liability companies	157	(1,615)	(1,115)
Write-off of unamortized debt discount and financing costs	580	-	-
Net change in assets and liabilities:
Cash held in escrow	(12,156)	(9,194)	179
Mortgage loans held for sale	(1,989)	(11,788)	(1,288)
Inventories	(159,605)	(122,486)	43,646
Other assets	(3,411)	(4,598)	(840)
Accounts payable	(3,969)	3,976	2,319
Customer deposits	2,994	4,219	(1,398)
Accrued compensation	(1,042)	3,291	4,057
Other liabilities	1,008	6,972	5,455
Net cash (used in) provided by operating activities	(77,919)	(38,740)	116,493

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,684)	(15,743)	(811)
Investment in unconsolidated joint ventures and limited liability companies	(19,371)	(12,462)	(14,283)
Distributions from unconsolidated joint ventures and limited liability companies	451	2,480	1,859
Net cash used in investing activities	(20,604)	(25,725)	(13,235)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from bank borrowings - net of repayments	190,000	90,200	(101,200)
Principal repayments of mortgage notes payable	(29,944)	(2,044)	(1,569)
Redemption of senior subordinated notes	(50,000)	-	-
Debt issue costs	(1,924)	-	-
Dividends paid	(1,414)	(1,450)	(1,510)
Proceeds from exercise of stock options	2,643	1,907	1,565
Payments to acquire treasury shares	(11,261)	(21,892)	(9,579)
Net cash provided by (used in) financing activities	98,100	66,721	(112,293)
Net (decrease) increase in cash	(423)	2,256	(9,035)
Cash balance at beginning of year	3,209	953	9,988
Cash balance at end of year	$ 2,786	$ 3,209	$ 953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 7,664	$ 9,530	$13,964
Income taxes	$55,029	$41,420	$44,217

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$ 5,057	$ -	$ -
Consolidated inventory not owned	$ 4,932	$ -	$ -
Land and lots acquired with mortgage notes payable	$ 27,700	$ -	$ -
Distribution of single-family lots from unconsolidated joint ventures and limited
liability companies	$ 9,622	$17,978	$15,663
Non-monetary exchange of fixed assets	$ -	$ 7,816	$ -
Deferral of executive and director stock	$ 870	$ 880	$ 1,154
Executive and director deferred stock distributions	$ 1,937	$ 718	$ 732

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies

Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; and the Virginia and Maryland suburbs of Washington, D.C. The Company designs, sells and builds single-family homes on finished lots, which it develops or purchases ready for home construction. The Company also purchases undeveloped land to develop into finished lots for future construction of single-family homes and, on a limited basis, for sale to others. Our homebuilding operations, operated across several geographic regions in the United States, have similar characteristics; therefore, they have been aggregated into one reportable segment, the homebuilding segment.

The Company conducts mortgage financing activities through M/I Financial Corp. (“M/I Financial”) that originates mortgage loans for purchasers of the Company’s homes. The loans and the servicing rights are sold to outside mortgage lenders. The Company and M/I Financial also have investments in title insurance agencies that provide title services to purchasers of the Company’s homes; one of these investments is accounted for using the equity method (see Note 4). Our mortgage banking and title service activities have similar characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of M/I Homes, Inc. and its subsidiaries.

Accounting Principles.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Held in Escrow.  Cash includes certificates of deposit of $435,000 and $666,000 at December 31, 2004 and 2003, respectively, that have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use. The certificates of deposit will be released after a minimum of five years, and when there is a 95% loan to value on the related loans and there have been no late payments by the mortgagor in the last twelve months. Cash held in escrow represents cash relating to loans closed at year-end that were not yet funded to the Company as of December 31st due to timing, and cash that was deposited in an escrow account at the time of closing on homes to homebuyers which will be released to the Company when the related work is completed on each home, which generally occurs within six months of closing on the home. As of December 31, 2004 and 2003, the majority of cash was held in one bank.

Mortgage Loans Held for Sale.  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Generally, all of the mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination. Refer to the Revenue Recognition policy for additional discussion.

Inventories.  We use the specific identification method for the purpose of accumulating costs associated with home construction. Inventories are recorded at cost, unless they are determined to be impaired, in which case the impaired inventories are written down to fair value less cost to sell in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction. Such costs are charged to cost of sales simultaneous with revenue recognition, as discussed below. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

The summary of inventory is as follows:
	December 31,	December 31,
(In thousands)	2004	2003

Single-family lots, land and land development costs	$553,237	$365,979
Houses under construction	226,789	211,842
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2004 - $156;
December 31, 2003 - $121)	1,351	2,345
Community development district infrastructure (Note 8)	5,058	-
Land purchase deposits	7,119	11,460
Consolidated inventory not owned (Note 9)	4,932	-
Total inventory	$798,486	$591,626

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

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically seven years.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.

Capitalized Interest. The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:
	Year Ended December 31,
(In thousands)	2004	2003	2002
Capitalized interest, beginning of year	$14,094	$11,475	$12,187
Interest capitalized to inventory	6,416	7,425	4,856
Capitalized interest charged to cost of sales	(5,221)	(4,806)	(5,568)

Capitalized interest, end of year	$15,289	$14,094	$11,475

Interest incurred	$14,758	$12,256	$13,098

Property and Equipment. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following are the major classes of depreciable assets and their estimated useful lives:
	December 31,
(In thousands)	2004	2003
Land, building and improvements	$11,824	$11,824
Office furnishings, leasehold improvements and computer equipment	8,181	7,696
Transportation and construction equipment	22,497	22,313
Property and equipment	42,502	41,833
Accumulated depreciation	(9,196)	(7,608)
Property and equipment, net	$33,306	$34,225

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements and computer equipment	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was $2,448,000, $2,382,000 and $2,239,000 in 2004, 2003 and 2002, respectively.

Impairment of Long Lived Assets.  Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether single-family lots, land and land development costs and property and equipment have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in the amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows. We assess assets for recoverability in accordance with SFAS 144.

Other Assets.  Other assets include non-trade receivables, deposits, prepaid expenses and deferred taxes.

Other Liabilities. Other liabilities include taxes payable, accrued self-insurance costs, accrued warranty expenses and various other miscellaneous accrued expenses.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable balance sheet or income statement line, depending on the nature of the guarantee or indemnity, and crediting a liability. The Company generally provides a limited-life guarantee on all loans sold to a third party, and estimates its liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience.

Segment Information.  Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives a majority of its revenue from constructing single-family housing in nine markets in the United States. The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title services. Segment information included herein is presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), and is presented on the basis that the chief operating decision maker uses in evaluating segment performance.

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received or the loan has been sold to a third party investor in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Revenue for homes that close to the buyer having a deposit of 5% or greater, and all home closings insured under FHA or VA government-insured programs, are recorded in the financial statements on the date of closing. Revenue related to all other home closings is recorded on the date that M/I Financial sells the loan to a third party investor because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” All associated homebuilding costs are charged to cost of sales in the period when the revenue from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. All other costs are expensed as incurred.

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

Warranty Cost. The Company generally provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty liabilities are established by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under the Company’s warranty programs. Reserves for warranties under our two-year limited warranty program and our 20-year (pre-1998) and 30-year structural warranty program are established as a percentage of average sales price and on a per unit basis, respectively, and are based upon historical experience by geographic area and recent trends. Factors that are given consideration in determining the reserves include: 1) the historical range of amounts paid per average sales price on a home; 2) type and mix of amenity packages added to the home; 3) any warranty expenditures included in the above not considered to be normal and recurring; 4) timing of payments; 5) improvements in quality of construction expected to impact future warranty expenditures; 6) actuarial estimates prepared by an independent third party, which considers both Company and industry data; and 7) conditions that may affect certain projects and require a higher percentage of average sales price for those specific projects.

Changes in estimates for pre-existing warranties occur due to changes in the historical payment experience, and are also due to differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty reserve balance at the end of each quarter. Warranty expense was $14,466,000, $11,452,000 and $8,549,000 for 2004, 2003 and 2002, respectively. See also Note 5.

Amortization of Debt Issuance Costs.  The costs incurred in connection with the issuance of debt are being amortized over the terms of the related debt. Amortization of these costs is included in interest expense. Prior to 2004, the amortization related entirely to our senior subordinated notes; however, the remaining unamortized debt costs pertaining to the subordinated notes were written off in connection with the pre-payment of the notes. (Refer to Note 12 for additional discussion.) In the third quarter of 2004, the Company entered into a new credit facility (refer to Note 10 for additional discussion), and incurred costs in connection with that agreement that are being amortized over the life of the credit facility. Unamortized debt issuance cost of $1,806,000 relating to the new credit facility and $434,000 relating to the subordinated notes are included in other assets at December 31, 2004 and 2003, respectively.

Advertising and Research and Development. The Company expenses advertising and research and development costs as incurred. The Company expensed $10,056,000, $9,999,000 and $9,984,000 in 2004, 2003 and 2002, respectively, for advertising and expensed $2,479,000, $1,637,000 and $1,553,000 in 2004, 2003 and 2002, respectively, for research and development.

Earnings Per Share.  Earnings per share is calculated based on the weighted average number of common shares outstanding during the year. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred stock. These are no adjustments to net income necessary in the calculation of basic or diluted earnings per share. As of December 31, 2004, there were no anti-dilutive options that required exclusion from the computation of diluted earnings per share.

Profit Sharing.  The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax salary basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Company contributions to the plan are made at the discretion of the Company’s Board of Directors and totaled $2,250,000, $2,150,000 and $1,900,000 for 2004, 2003 and 2002, respectively.

Deferred Stock Plans.  Effective November 1, 1998, the Company adopted the Executives’ Deferred Compensation Plan (the “Executive Plan”), a non-qualified deferred compensation stock plan. The purpose of the Executive Plan is to provide an opportunity for certain eligible employees of the Company to defer a portion of their compensation to invest in the Company’s common stock. Compensation expense deferred in the plan, plus accrued dividends related to the Executive Plan, totaled $665,000, $691,000 and $812,000 in 2004, 2003 and 2002, respectively.

In 1997, the Company adopted the Director Deferred Compensation Plan (the “Director Plan”) to provide its directors with an opportunity to defer their director compensation and to invest in the Company’s common stock. Compensation expense deferred in the Director Plan, plus accrued dividends related to the Director Plan, totaled $198,000, $194,000 and $335,000 in 2004, 2003 and 2002, respectively.

Stock-Based Employee Compensation.  The Company accounts for its Stock Incentive Plan, which is described more fully in Note 14, under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2004	2003	2002
Net income, as reported	$91,534	$81,730	$66,612
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	721	885	467
Pro forma net income	$90,813	$80,845	$66,145

Earnings per share:
Basic - as reported	$ 6.49	$ 5.66	$ 4.41
Basic - pro forma	$ 6.44	$ 5.60	$ 4.38

Diluted - as reported	$ 6.35	$ 5.51	$ 4.30
Diluted - pro forma	$ 6.30	$ 5.45	$ 4.27

Reclassifications.  Certain amounts in the 2003 and 2002 consolidated statements of income have been reclassified to conform to the 2004 presentation. During 2004, the Company reclassified the amortization of previously capitalized interest related to homebuilding to land and housing costs from interest expense. This reclassification increased land and housing costs and decreased interest expense by $4,806,000 and $5,568,000 in 2003 and 2002, respectively.

Also during 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses to offset with the related loan fee income included in revenue. This reclassification decreased revenue and general and administrative expenses by $1,070,000 and $1,000,000 in 2003 and 2002, respectively.

These reclassifications had no effect on net income and were made to reflect recent reporting changes made within the homebuilding industry.

Impact of New Accounting Standards.   In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 was revised in December 2003 (“FIN 46(R)”). FIN 46(R) requires the consolidation of any variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46, as originally released, applied immediately to variable interest entities created after January 31, 2003. FIN 46(R) resulted in an extension of time to apply the Interpretation to March 31, 2004 for companies with a calendar quarter end. The Company has evaluated all joint venture agreements and land option contracts that were entered into, and have not expired or been terminated, in accordance with FIN 46(R). Based on this evaluation, the adoption of FIN 46(R) did not have a significant impact on the consolidated financial statements.

In March 2004, the U.S. Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments” (“SAB 105”). This bulletin was issued to inform registrants of the SEC’s view that the fair value of loan commitments that are required to follow derivative accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) should not consider the expected future cash flows related to the associated servicing of the future loan. Furthermore, no other internally-developed intangible assets should be recorded as part of the loan commitment derivative. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies,” including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by SFAS No. 107, “Disclosure of Fair Value of Financial Instruments,” SFAS 133, and Item 305 of Regulation S-K (Qualitative and Quantitative Disclosures about Market Risk). The provisions of SAB 105 were applied to loan commitments accounted for as derivatives that were entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In July 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 1 of EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” This EITF, which was effective for reporting periods beginning after September 15, 2004, requires that in order to apply the equity method of accounting to investments, the investor must have the ability to exercise significant influence over the operating and financial policies of the investee, and must either hold common stock in the entity or hold an economic interest in the entity such that the fair value of the investor’s economic interest is substantially similar to the fair value of common stock. The adoption of EITF 02-14 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In December 2004, the FASB issued a staff position FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This staff position became effective immediately upon issuance, and requires that the tax deduction for qualified production activities be treated like a special tax deduction in accordance with FASB 109 rather than as a reduction in tax rate. The adoption of FSP FAS 109-1 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), which will be effective for reporting periods beginning after June 15, 2005, requires a fair-value based method of accounting for all share-based awards to employees. Previously, the Company accounted for stock options issued to employees and directors in accordance with APB 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, no stock-based employee compensation cost was reflected in net income, because all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. As required by FASB 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” the Company has provided pro-forma disclosure of the impact of stock compensation expense since the effective date of this requirement. Under FAS 123(R), the Company will be required to record compensation expense for the fair value of the stock option awards to employees and directors over the related service period, based on the fair value determined at the date of the award using an option pricing model. The Company has not completed its assessment of the impact of FAS123(R), but does not anticipate a significant impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2.  Transactions with Related Parties

During 2004 and 2003, the Company sold land for approximately $638,000 and $214,000, respectively, to an entity owned by a related party of one of the Company’s executive officers. In January 2003, the Company purchased land for approximately $2,150,000 that was under the control of a related party entity, owned by a then employee of the Company. The Company believes the price and terms of these transactions are equivalent to what could have been obtained from an independent third party, and the transactions were ratified by the independent members of the Board of Directors.

The Company made payments in the normal course of business totaling $2,623,000, $1,809,000 and $1,421,000 during 2004, 2003 and 2002 to a construction subcontractor who is a related party, for work performed in construction of certain of our homes. The Company believes the price and terms are equivalent to what could have been obtained from an independent third party. The Company also leased model homes from various related parties, and made payments totaling $754,000, $869,000 and $789,000 during 2004, 2003 and 2002 for the use of those homes as sales models.

The Company made contributions totaling $2,000,000, $2,500,000 and $2,500,000 during 2004, 2003 and 2002, respectively, to the M/I Homes Foundation, a charitable organization having certain officers, directors and shareholders of the Company on its Board of Trustees.

As of December 31, 2004 and 2003, the Company had receivables totaling $870,000 and $1,592,000, respectively, due from executive officers or related party entities, relating to amounts owed to the Company for split-dollar life insurance policy premiums. The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer. The receivables are recorded in Other Assets on the consolidated balance sheets.

NOTE 3.   Like-Kind Exchange

In July 2003, the Company exchanged an airplane valued at $7,816,000, plus $14,100,000 cash, for a new airplane. In accordance with applicable accounting rules, no gain or loss was recorded on the transaction, as the appraised fair market value of the exchanged airplane equaled the net book value.

NOTE 4.   Investment in Unconsolidated Joint Ventures and Limited Liability Companies

Homebuilding Joint Ventures and Limited Liability Companies.  At December 31, 2004, the Company had interests varying from 33% to 50% in joint ventures and limited liability companies that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. The entities typically meet the criteria of VIEs as defined in FIN 46(R). One of our joint ventures does not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors. These entities generally do not have long-term debt recorded on their balance sheets. The Company’s maximum exposure related to its investment in these entities as of December 31, 2004 is the amount invested of $23,071,000 plus letters of credit of $5,682,000 (of which the Company’s proportionate share is $2,514,000), which serve as completion bonds for development work in process by the entities. Included in the Company’s investment in joint ventures and limited liability companies at December 31, 2004 and 2003 are $265,000 and $260,000, respectively, of capitalized interest and other costs. The Company received distributions totaling $9,622,000, $17,978,000 and $15,663,000 in developed lots at cost in 2004, 2003 and 2002, respectively.

The Company has determined that it is not the primary beneficiary of the VIEs, and our ownership in the other joint venture is not in excess of 50%; therefore, our homebuilding joint ventures and limited liability companies are recorded using the equity method of accounting.

Summarized condensed combined financial information for the joint ventures and limited liability companies that are included in the homebuilding segment as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 is as follows:

Summarized Condensed Combined Balance Sheets:
	December 31,
(In thousands)	2004	2003
Assets:
Single-family lots, land and land development costs	$48,229	$32,471
Other assets	1,129	1,066
Total assets	$49,358	$33,537
Liabilities and partners equity:
Liabilities:
Other liabilities	$ 2,347	$ 6,406
Total liabilities	$ 2,347	$ 6,406
Partners’ equity:
Company’s equity	$23,071	$13,790
Other equity	23,940	13,341
Total partners’ equity	47,011	27,131
Total liabilities and partners’ equity	$49,358	$33,537

Summarized Condensed Combined Statements of Operations:
	Year Ended December 31,
(In thousands)	2004	2003	2002
Revenue	$ 2	$ 191	$ 104
Costs and expenses	139	360	410
Loss	$(137)	$(169)	$(306)

The Company’s total equity in the loss relating to the above homebuilding joint ventures and limited liability companies was $112,000, $96,000 and $130,000 in 2004, 2003 and 2002, respectively.

Title Operations Joint Ventures and Limited Liability Companies.  As of December 31, 2004, M/I Financial owned a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. The Company’s maximum exposure related to this investment is limited to the amount invested, which was approximately $23,000 and $6,000 at December 31, 2004 and 2003, respectively. In 2003, the Company owned 49.9% interests in two unconsolidated title insurance agencies. Approximately $142,000, $2,005,000 and $2,002,000 of title insurance premiums and closing fees were paid to our unconsolidated title agencies in 2004, 2003 and 2002, respectively. The total assets and corresponding total liabilities and partner’s equity for our unconsolidated title agencies was approximately $6,000 and $3,343,000 as of December 31, 2004 and 2003, respectively.

Summarized condensed combined statements of operations for our unconsolidated title agencies for each of the three years in the period ended December 31, 2004 is as follows:
	Year Ended December 31,
(In thousands)	2004	2003	2002
Revenue	$243	$4,057	$3,388
Costs and expenses	42	1,161	914
Income	$201	$2,896	$2,474

The Company’s total equity in the loss relating to the above unconsolidated title companies was $45,000, in 2004. The Company’s total equity in the income relating to the above unconsolidated title companies was $1,711,000 and $1,245,000 in 2003 and 2002, respectively.

NOTE 5.  Guarantees and Indemnities

Warranty.  The Company provides a two-year limited warranty on materials and workmanship and a thirty-year transferable limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs to be incurred during the warranty period. The reserve amounts are based upon historical experience and geographic location. The summary of warranty activity is as follows:
	Year Ended December 31,
(In thousands)	2004	2003
Warranty reserves, beginning of year	$ 9,173	$7,233
Warranty expense on homes delivered during the period	9,986	9,835
Changes in estimates for pre-existing warranties	4,480	1,617
Settlements made during the period	(9,872)	(9,512)
Warranty reserves, end of year	$13,767	$9,173

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $383.0 million and $378.0 million were covered under the above guarantee as of December 31, 2004 and 2003, respectively. A portion of the revenue paid to the Company for providing the guarantee on the above loans was deferred at December 31, 2004 and 2003, and will be recognized in income as the Company is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2004 or 2003, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $4.7 million and $4.5 million as of December 31, 2004 and 2003, respectively, relating to the above agreements. The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five years to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The fair value of future payments that M/I Financial could be required to pay under these guarantees was $4.3 million and $5.5 million at December 31, 2004 and 2003, respectively. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

In addition, the Company has also provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.8 million and $3.4 million at December 31, 2004 and 2003, respectively, which is management’s best estimate of the fair value of the Company’s liability.

NOTE 6.  Commitments and Contingencies

At December 31, 2004, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 2,688 homes with an aggregate sales price of approximately $800.0 million. Based on our current housing gross margin of 22.8% plus variable selling costs of 3.9% of revenue, we estimate payments totaling approximately $648.8 million to be made in 2005 relating to those homes. At December 31, 2004, the Company also has options and contingent purchase contracts to acquire land and developed lots with an aggregate purchase price of approximately $438.0 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At December 31, 2004, the Company had outstanding approximately $112.8 million of completion bonds and standby letters of credit that expire at various times through December 2009. Included in this total are $82.2 million of performance bonds and $14.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.5 million share of our joint venture’s letters of credit); $13.5 million of financial letters of credit, of which $11.2 million represent deposits on land and lot purchase contracts; and $2.9 million of financial bonds.

At December 31, 2004, the Company has outstanding $0.4 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under contracts to purchase land or lots from third parties. No interest or principal is due until the time of default. In the event that the Company performs under these purchase contracts without default, the notes will become null and void and no payment will be required.

At December 31, 2004, the Company has $0.4 million of certificates of deposit included in Cash that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions. Certain of the liabilities resulting from these actions are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s net income for the periods in which the matters are resolved.

NOTE 7.  Lease Commitments

The Company leases various office facilities, automobiles, model furnishings, and model homes under operating leases with remaining terms of one to five years. At December 31, 2004, the future minimum rental commitments totaled $10,662,000 under non-cancelable operating leases with initial terms in excess of one year as follows: 2005 - $5,340,000; 2006 - $2,846,000; 2007 - $1,364,000; 2008 - $934,000; 2009 - $178,000 and zero thereafter.

The Company’s total rental expense was $9,131,000, $8,774,000 and $8,600,000 for 2004, 2003 and 2002, respectively.

NOTE 8.  Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes. The statutes allow CDDs to be created to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community (“Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. Following are details relating to the CDD bond obligations issued and outstanding:
Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)

5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
Total CDD bond obligations issued and outstanding as of December 31, 2004			$24,480

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $5.1 million liability related to these CDD bond obligations as of December 31, 2004, along with the related inventory infrastructure.

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

As of December 31, 2004, the Company has recorded $4.9 million in Inventories on the consolidated balance sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the consolidated balance sheet.

NOTE 10.  Notes Payable Banks

On September 27, 2004, the Company entered into a new revolving credit agreement (“Credit Facility”) with fifteen banks (“Lenders”). This Credit Facility replaced our previous $315 million facility. The Credit Facility provides $500 million of loan capacity, including up to $100 million in letters of credit issued by the Lenders in accordance with the credit facility, with the borrowing availability being subject to the calculated borrowing base. The Credit Facility matures September 26, 2008. Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate or the Federal Funds Rate plus 50 basis points. The Credit Facility commitment fee for the unused amount of the commitment ranges from 20 to 37.5 basis points on the unused commitment. The Credit Facility also provides for the ability to increase the loan capacity from $500 million to up to $750 million upon request by the Company and approval by the Lender(s). The borrowing base is calculated based on specified percentages of certain types of unencumbered assets held by the Company as of each month end, and was $488.4 million as of December 31, 2004.  As of December 31, 2004, the Company's borrowings totaled $279 million, which along with financial letters of credit of $13.5 million and a reduction for 10% of M/I Financial's credit agreement, resulted in $192.9 million total availability under the Credit Facility borrowing base calculation.  The Credit Facility contains covenants that require the Company, among other things, to maintain minimum net worth amounts and to maintain certain financial ratios. The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time. As of December 31, 2004, the Company was in compliance with all restrictive covenants of the Credit Facility.  As of December 31, 2004, the outstanding borrowings had a weighted average interest rate of 4.075%.

The Company had interest rate swap agreements for a total notional amount of $75 million that expired in the third quarter 2004, and had fixed interest rates ranging from 5.97% to 5.98%. The swaps were not designated as hedges. The Company accounted for interest rate swaps in accordance with SFAS 133. The statement requires recognition of all derivative instruments in the balance sheet as either assets or liabilities and measures them at fair value. Any change in the unrealized gain or loss is recorded in current earnings. At December 31, 2003, the Company recorded a net liability of $2,300,000 related to these derivative instruments which was reduced to zero at the expiration of the interest rate swaps. The mark-to-market fair value adjustment related to these instruments was recorded in general and administrative expenses in the income statement in the amount of $2,300,000 favorable in 2004, $3,000,000 favorable in 2003 and $1,212,000 unfavorable in 2002.

The Company also had outstanding borrowings of $30.0 million at December 31, 2004 under the M/I Financial loan agreement, which permits borrowings of up to $30 million to finance mortgage loans initially funded by M/I Financial for our customers. Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. The Company and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement, which expires April 2005, allows borrowings of 95% of the aggregate face amount of qualified mortgages and has a $10 million second mortgage sub-limit. As of December 31, 2004, the weighted average interest rate for the $30 million of outstanding borrowings was 4.101%. As of December 31, 2004, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement.

The annual weighted average interest rate for the Company’s bank borrowings was 4.8%, 9.1% and 8.9% for the years ended December 31, 2004, 2003 and 2002, respectively, which includes the interest rate swaps in effect through the third quarter of 2004. Average bank borrowings were $185.6 million in 2004 and $73.3 million in 2003.

NOTE 11.  Mortgage Notes Payable

Mortgage notes payable of $8,370,000 and $10,614,000 at December 31, 2004 and 2003, respectively, represent mortgages collateralized by a building and land and lots (book value of $64,600,000 and $14,800,000 at December 31, 2004 and 2003, respectively). Future principal payments under these mortgages are as follows: 2005 - $204,000, 2006 - $222,000, 2007 - $240,000, 2008 - $261,000, 2009 - $283,000 and $7,160,000 thereafter. Information relating to the building and land and lots mortgage notes payable is as follows:
	December 31, 2004
		Interest	Maturity
(In thousands)	Amount	Rate	Date
Building	$ 7,370	8.117%	4/01/17
Land and lots	1,000	4.00%	12/15/15
Total	$8.370

	December 31, 2003
		Interest	Maturity
(In thousands)	Amount	Rate	Date
Building	$ 7,558	8.117%	4/01/17
Land and lots	3,056	4.78%	5/31/05
Total	$10,614

NOTE 12.  Senior Subordinated Notes

On September 24, 2004, the Company pre-paid its $50 million senior subordinated notes that were scheduled to mature in August 2006. The redemption of the senior subordinated notes and termination of related contracts resulted in a $3.0 million net of tax charge ($0.21 per diluted share) in the third quarter of 2004.

NOTE 13.  Universal Shelf Registration

In April 2002, the Company filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow the Company to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of December 31, 2004.

NOTE 14.  Stock Incentive Plan

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
			Weighted
		Option Price	Avg. Exercise
	Shares	Per Share	Price
Options outstanding at December 31, 2001	508,600	$3.38 - $16.38	$11.76
Granted	225,500	28.55 - 30.76	28.57
Exercised	(156,140)	3.38 - 16.38	10.02
Forfeited	(45,000)	6.69 - 28.55	17.04
Options outstanding at December 31, 2002	532,960	$5.31 - $30.76	$18.92
Granted	231,000	27.15	27.15
Exercised	(115,360)	5.31 - 28.55	16.15
Forfeited	(3,600)	9.28 - 28.55	19.78
Options outstanding at December 31, 2003	645,000	$6.69 - 30.76	$22.36
Granted	238,000	43.24 - 46.61	46.57
Exercised	(139,080)	6.69 - 28.55	18.93
Forfeited	(104,000)	6.69 - 28.55	24.17
Options outstanding at December 31, 2004	639,920	$6.69 - 46.61	$31.81

For various price ranges, weighted average characteristics of outstanding and currently exercisable stock options as of December 31, 2004 are as follows:
	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Avg. Remaining Life (years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price

$6.69 - $16.38	129,170	5.7	$13.18	112,332	$12.70
27.15 - 30.76	272,750	7.7	27.77	132,440	27.91
43.24 - 46.61	238,000	9.1	46.57	47,600	46.57

As required under SFAS No. 123, the fair value of each option grant was estimated on the date of grant. The Company uses the Black-Scholes pricing model with the following weighted average assumptions:
	Year Ended December 31,
	2004	2003	2002

Expected dividend yield	0.26%	0.32%	0.54%
Risk-free interest rate	2.79%	2.90%	4.30%
Expected volatility	32.5%	37.4%	38.9%
Expected life (in years)	6	6	6
Weighted average grant date fair value of options	$16.62	$10.75	$12.09

In February 2005, the Company granted options for an additional 283,000 shares with the same terms as the previous awards, at a price of $54.85, which represents the market value at the date of grant.

NOTE 15.  Preferred Stock

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

NOTE 16.  Income Taxes

The provision for income taxes consists of the following:
	December 31,
(In thousands)	2004	2003	2002
Federal	$48,771	$44,825	$34,652
State and local	10,992	8,544	7,936
Total	$59,763	$53,369	$42,588

	December 31,
(In thousands)	2004	2003	2002
Current	$57,273	$46,507	$47,628
Deferred	2,490	6,862	(5,040)
Total	$59,763	$53,369	$42,588

Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated provision for income taxes are as follows:
	December 31,
(In thousands)	2004	2003	2002
Federal taxes at statutory rate	$52,954	$47,285	$38,220
State and local taxes - net of federal tax benefit	7,145	5,554	5,158
Other	(336)	530	(790)
Total	$59,763	$53,369	$42,588

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:
	December 31,
(In thousands)	2004	2003
Deferred tax assets:
Warranty, insurance and other accruals	$8,832	$ 8,782
Inventories	2,500	5,105
State taxes	1,724	1,682
Deferred charges	3,598	3,088
Total deferred tax assets	16,654	18,657
Deferred tax liabilities:
Depreciation	6,690	6,029
Prepaid expenses and deferred charges	934	1,108
Total deferred tax liabilities	7,624	7,137
Net deferred tax asset	$9,030	$11,520

NOTE 17.  Financial Instruments

Mortgage loans held for sale.  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans, as further discussed below. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gains or losses are included in financial services revenue.

Loan commitments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to certain customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through use of best effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the related best efforts contracts was $109.9 million and $115.6 million as of December 31, 2004 and 2003, respectively. As of December 31, 2004, the fair value of the committed IRLCs and the related best efforts contracts resulting in recording a $0.7 million asset and $0.7 million liability, respectively.

Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. The notional amount of the uncommitted IRLC loans was $32.5 million and $89.7 million as of December 31, 2004 and 2003, respectively. The fair value adjustment, which is based on quoted market prices, related to these commitments resulted in a $0.1 million asset at December 31, 2004 and a $2.5 million liability at December 31, 2003. We have recorded $2.6 million income, $3.0 million expense and $3.1 million of income relating to marking these commitments to market for the years ended December 31, 2004, 2003 and 2002, respectively.

The cost, if any, of the best-efforts whole loan delivery commitments is recorded as an asset and expensed as loans are funded under the related commitments. Any remaining unused balance is expensed when the commitment expires, or earlier if the Company determines that they will be unable to fulfill the commitment prior to its expiration date.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At December 31, 2004, the notional amount under the FMBSs was $35.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in less than a $0.1 million liability. At December 31, 2003, the notional amount under the FMBSs was $92.0 million, and the related fair value adjustment resulted in a liability of $0.4 million. We have recorded $0.3 million income, $1.0 million income and $2.7 million expense relating to marking these FMBSs to market for the years ended December 31, 2004, 2003 and 2002, respectively.

Counterparty Credit Risk.  To reduce the risk associated with accounting losses that would be recognized if counterparties failed to perform as contracted, the Company limits the entities that management can enter into a commitment with to the primary dealers in the market. This risk of accounting loss is the difference between the market rate at the time of non-performance by the counterparty and the rate the Company committed to.

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Assets:
Cash, including cash in escrow	$24,517	$24,517	$12,784	$12,784
Mortgage loans held for sale	67,918	67,918	65,929	68,743
Other assets	31,206	31,022	28,356	28,161
Commitments to extend real estate loans	94	94	-	-
Liabilities:
Notes payable banks	309,000	309,000	119,000	119,000
Forward sale of mortgage-backed securities	23	23	367	367
Mortgage notes payable	8,370	10,484	10,614	13,666
Subordinated notes	-	-	50,000	58,820
Interest rate swap agreements	-	-	2,326	2,326
Commitments to extend real estate loans	-	-	2,502	2,502
Other liabilities	112,371	112,255	104,523	104,370
Off-Balance Sheet Financial Instruments:
Letters of credit	-	738	-	568

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2004 and 2003:

Cash and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Interest Rate Swap Agreements and Commitments to Extend Real Estate Loans.  The fair value of these financial instruments was determined based upon market quotes at December 31, 2004 and 2003.

Other Assets.  The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts.

Notes Payable Banks.  The interest rate currently available to the Company fluctuates with the Alternate Base Rate or Eurodollar Rate (for the homebuilding credit facility) and the Prime Rate or Eurodollar Rate (for the financial services credit agreement), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable and Subordinated Notes.  The estimated fair value was determined by calculating the present value of the future cash flows.

Letters of Credit.  Letters of credit and outstanding completion bonds of $112.8 million and $65.7 million represent potential commitments at December 31, 2004 and 2003, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 18.  Business Segments

In conformity with SFAS 131, the Company’s segment information is presented on the basis that the chief operating decision maker uses in evaluating segment performance.

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

	Year Ended December 31,
(In thousands)	2004	2003	2002
Revenue:
Homebuilding	$1,166,610	$1,047,432	$1,015,162
Financial services (a)	32,909	27,666	22,812
Intersegment	(24,884)	(6,605)	(5,949)
Total Revenue (a)	$1,174,635	$1,068,493	$1,032,025
Depreciation and Amortization:
Homebuilding	$ 2,222	$ 2,163	$ 2,023
Financial services	112	128	101
Corporate and other	114	91	115
Total Depreciation and Amortization	$ 2,448	$ 2,382	$ 2,239
Interest Expense:
Homebuilding	$ 41,762	$ 45,777	$ 42,987
Financial services	290	236	448
Corporate and other	(33,710)	(41,182)	(35,193)
Total Interest Expense (b)	$ 8,342	$ 4,831	$ 8,242
Income Before Income Taxes:
Homebuilding	$ 119,939	$ 91,864	$ 81,920
Financial services	21,632	20,093	15,590
Corporate and other	9,726	23,142	11,690
Total Income Before Income Taxes	$ 151,297	$ 135,099	$ 109,200
Income Taxes:
Homebuilding	$ 47,376	$ 36,286	$ 30,818
Financial services	8,545	7,937	6,080
Corporate and other	3,842	9,146	5,690
Total Income Taxes	$ 59,763	$ 53,369	$ 42,588
Assets:
Homebuilding	$ 825,466	$ 626,596	$ 504,802
Financial services	76,921	71,065	59,142
Corporate and other	76,139	49,211	14,514
Total Assets	$ 978,526	$ 746,872	$ 578,458
Capital Expenditures:
Homebuilding	$ 1,160	$ 15,659	$ 540
Financial services	114	36	251
Corporate and other	410	48	20
Total Capital Expenditures	$ 1,684	$ 15,743	$ 811

(a) During 2004, the Company reclassified certain loan fee expenses previously included in general and administrative expenses to offset with the related loan fee income included in revenue. This reclassification decreased revenue by $1,070 and $1,000 for the years ended December 31, 2003 and 2002, respectively.

(b) During 2004, the Company reclassified the amortization of previously capitalized interest related to homebuilding to land and housing costs from interest expense. This reclassification increased land and housing costs and decreased interest expense by $4,806 and $5,568 for the years ended December 31, 2003 and 2002, respectively.

NOTE 19.  Subsequent Events

On February 16, 2005, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common stock on April 1, 2005, payable on April 21, 2005.

On February 16, 2005, the Board of Directors gave the Company approval to request up to an additional $250 million of loan capacity, as provided under the Company’s existing $500 million Credit Facility.

On March 7, 2005, the Board of Directors gave the Company approval to pursue financing of up to $200 million through an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants during each of the two years ended December 31, 2004 and 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision, and with the participation, of the Company's management, including the chief executive officer and the chief financial officer. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

The management of M/I Homes, Inc. and subsidiaries (“M/I Homes” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. M/I Homes’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

M/I Homes’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all error and all fraud.

ITEM 9B.  OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that has not been reported on a Form 8-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of M/I Homes, Inc.
Columbus, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that M/I Homes, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Columbus, Ohio
March 8, 2005

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and all employees of the Company. The Code of Business Conduct and Ethics is posted on our website at www.mihomes.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our directors, executive officers and principal accounting officer by posting such information on our website. Copies of the Code of Business Conduct and Ethics will be provided free of charge upon written request directed to Investor Relations, M/I Homes, Inc., 3 Easton Oval, Suite 500, Columbus, OH 43219.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
1. The following financial statements are contained in Item 8:
		Page in
		this
	Financial Statements	Report

	Report of Independent Registered Public Accounting Firm	30
	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	31
	Consolidated Balance Sheets as of December 31, 2004 and 2003	32
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003
	and 2002	33
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	34
	Notes to Consolidated Financial Statements	35-49

2.	Financial Statement Schedules:

	None required.

3.	Exhibits:

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

10.1
The M/I Homes, Inc. 401(k) Profit Sharing Plan as Amended and Restated, adopted as of January 1, 1997, hereby incorporate by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.2
Amendment Number 1 of the M/I Homes, Inc. 401(k) Profit Sharing Plan for the Economic Growth and Tax Relief Reconciliation Act of 2001 dated November 12, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.3
Second Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated November 11, 2003, hereby incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

53

10.4	Third Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated January 26, 2005. (Filed herewith.)

10.5
Credit Agreement by and among M/I Homes, Inc., as borrower; JP Morgan (formerly Bank One, NA,) as agent for the lenders and U.S. Bank National Association, as syndication agent; Bank of America, N.A., The Huntington National Bank, KeyBank National Association and Wachovia Bank, National Association, as documentation agents; Guaranty Bank, National City Bank and Suntrust Bank, as co-agents; Bank One NA, The Huntington National Bank, U.S. Bank, National Association, Bank of America, N.A., Wachovia Bank, National Association, KeyBank National Association, National City Bank, Guaranty Bank, SunTrust Bank, AmSouth Bank, Comerica Bank, Fifth Third Bank, Central Ohio, PNC Bank, National Association, Washington Mutual Bank, FA, Bank United, FSB, as banks; and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner, dated September 27, 2004, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.6
Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 3, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.7
First Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 2, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.8
Second Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 1, 2003, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.9
Third Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated April 29, 2004, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.10
Fourth amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated August 5, 2004, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.11
M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated April 22, 1999, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.12
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.13
Second Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14	M/I Homes, Inc. 2004 Executive Officers Compensation Plan, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.15	M/I Homes, Inc. Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.16
First Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated February 16, 1999, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

54
10.17
Second Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated July 1, 2001, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.18	Third Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated January 1, 2005. (Filed herewith.)

10.19
Amended and Restated M/I Homes, Inc. Executives’ Deferred Compensation Plan dated April 18, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.20
First Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated July 1, 2001, incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.21
Second Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated June 19, 2002, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.22
Third Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated as of March 8, 2004, hereby incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.23
Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein, as Trustee, of the Robert H. Schottenstein 1996 Insurance Trust dated September 24, 1997, hereby incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. In 2004, the Trustee changed to Steven Schottenstein but did not require amendment to the original agreement.

10.24
Collateral Assignment Split-Dollar Agreement by and among the Company and Steven Schottenstein, and Irving E. Schottenstein, as Trustee, of the Steven Schottenstein 1994 Insurance Trust dated September 24, 1997, hereby incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. In 2004, the Trustee changed to Robert H. Schottenstein but did not require amendment to the original agreement.

10.25
Change of Control Agreement between the Company and Phillip G. Creek dated as of March 8, 2004, hereby incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.26	The Company’s 2005 Award Formulas and Performance Goals for the Chairman and Chief Executive Officer. (Filed herewith.)

10.27	The Company’s 2005 Award Formulas and Performance Goals for the Chief Operating Officer. (Filed herewith.)

10.28	The Company’s 2005 Award Formulas and Performance Goals for the Chief Financial Officer. (Filed herewith.)

11	Earnings Per Share Calculations. (Filed herewith.)

21	Subsidiaries of Company. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
55

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b) Exhibits

Reference is made to Item 15(a)(3) above. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.4	Third Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated January 26, 2005.

10.18	Third Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated January 1, 2005.

10.26	The Company’s 2005 Award Formulas and Performance Goals for the Chairman and Chief Executive Officer.

10.27	The Company’s 2005 Award Formulas and Performance Goals for the Chief Operating Officer.

10.28	The Company’s 2005 Award Formulas and Performance Goals for the Chief Financial Officer.

11	Earnings Per Share Calculations.

21	Subsidiaries of Company.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statement Schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 8th day of March 2005.
M/I Homes, Inc.
(Registrant)

By:	/s/ ROBERT H. SCHOTTENSTEIN
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March 2005.

NAME AND TITLE	NAME AND TITLE

STEVEN SCHOTTENSTEIN*	/s/ ROBERT H. SCHOTTENSTEIN
Steven Schottenstein	Robert H. Schottenstein
Chief Operating Officer and Director	Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

JEFFREY H. MIRO*	/s/ PHILLIP G. CREEK
Jeffrey H. Miro	Phillip G. Creek
Director	Senior Vice President,
Chief Financial Officer and Director
NORMAN L. TRAEGER*	(Principal Financial Officer)
Norman L. Traeger
Director	/s/ ANN MARIE HUNKER
Ann Marie Hunker
FRIEDRICH K. M. BÖHM*	Corporate Controller
Friedrich K. M. Böhm	(Principal Accounting Officer)
Director

LEWIS R. SMOOT, SR.*
Lewis R. Smoot, Sr.
Director

THOMAS D. IGOE*
Thomas D. Igoe
Director

JOSEPH A. ALUTTO*
Joseph A. Alutto
Director

Securited and Exchange Commission as Exhibit 24 to this report.

By:	/s/ ROBERT H. SCHOTTENSTEIN	By:	/s/ PHILLIP G. CREEK
	Robert H. Schottenstein, Attorney-In-Fact		Phillip G. Creek, Attorney-In-Fact