Form 10-Q
period 2005-03-31
M I HOMES INC
filed 2005-05-05
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
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
Common stock, par value $.01 per share: 14,307,385 shares
outstanding as of April 29, 2005

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2005 (Unaudited) and December 31, 2004	3

		Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2005	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

	Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 3.	Defaults Upon Senior Securities	29

	Item 4.	Submission of Matters to a Vote of Security Holders	29

	Item 5.	Other Information	30

	Item 6.	Exhibits	30

Signatures			31

Exhibit Index			32

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:

Cash	$ 2,709	$ 2,786
Cash held in escrow	21,190	21,731
Mortgage loans held for sale	30,265	67,918
Inventories	864,624	798,486
Property and equipment - net	33,072	33,306
Investment in unconsolidated limited liability companies	28,100	23,093
Other assets	27,621	31,206
TOTAL ASSETS	$1,007,581	$978,526

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 68,775	$ 51,162
Accrued compensation	7,256	25,462
Customer deposits	27,107	24,302
Other liabilities	53,611	62,630
Community development district obligations	7,237	5,057
Obligation for consolidated inventory not owned	4,512	4,932
Notes payable banks - homebuilding operations	164,000	279,000
Note payable bank - financial services operations	9,000	30,000
Mortgage notes payable	8,320	8,370
Senior notes - net of discount of $1,029 at March 31, 2005	148,971	-
TOTAL LIABILITIES	498,789	490,915

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	71,774	69,073
Retained earnings	493,762	477,370
Treasury shares - at cost - 3,318,738 and 3,440,489 shares, respectively
at March 31, 2005 and December 31, 2004	(56,920)	(59,008)
TOTAL SHAREHOLDERS’ EQUITY	508,792	487,611
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,007,581	$978,526

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2005	2004
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$241,399	$228,664

Costs and expenses:
Land and housing	180,674	167,572
General and administrative	14,475	11,310
Selling	16,934	15,667
Interest	1,863	1,823

Total costs and expenses	213,946	196,372

Income before income taxes	27,453	32,292

Provision for income taxes	10,707	12,755

Net income	$ 16,746	$ 19,537

Earnings per common share:
Basic	$1.18	$1.39
Diluted	$1.16	$1.35

Weighted average shares outstanding:
Basic	14,238	14,065
Diluted	14,498	14,435

Dividends per common share	$.025	$.025

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2005
	(Unaudited)
	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2004	14,185,634	$176	$69,073	$477,370	$(59,008)	$487,611
Net income	-	-	-	16,746	-	16,746
Dividends to shareholders, $0.025 per common share	-	-	-	(354)	-	(354)
Income tax benefit from stock options and executive
deferred stock distributions	-	-	1,389	-	-	1,389
Stock options exercised	98,790	-	980	-	1,694	2,674
Deferral of executive and director compensation	-	-	726	-	-	726
Executive and director deferred stock distributions	22,961	-	(394)	-	394	-

Balance at March 31, 2005	14,307,385	$176	$71,774	$493,762	$(56,920)	$508,792

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$16,746	$19,537
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	622	597
Amortization of debt issue costs	122	41
Deferred income tax expense	3,617	2,659
Income tax benefit from stock transactions	1,389	1,776
Equity in undistributed income of unconsolidated limited liability companies	51	174
Net change in assets and liabilities:
Cash held in escrow	541	1,206
Mortgage loans held for sale	37,653	18,227
Inventories	(61,168)	(61,084)
Other assets	2,700	1,480
Accounts payable	17,613	21,072
Customer deposits	2,805	2,643
Accrued compensation	(18,206)	(18,613)
Other liabilities	(8,293)	(6,462)
Net cash used in operating activities	(3,808)	(16,747)

INVESTING ACTIVITIES:
Purchase of property and equipment	(378)	(185)
Investment in unconsolidated limited liability companies	(12,665)	(2,829)
Distributions from unconsolidated limited liability companies	4,387	49
Net cash used in investing activities	(8,656)	(2,965)

FINANCING ACTIVITIES:
(Repayments of) proceeds from bank borrowings - net	(136,000)	31,300
Principal repayments of mortgage notes payable	(50)	(46)
Proceeds from senior notes - net of discount of $1,029	148,971	-
Debt issue costs	(2,854)	-
Dividends paid	(354)	(356)
Proceeds from exercise of stock options	2,674	1,220
Payments to acquire treasury shares	-	(9,838)
Net cash provided by financing activities	12,387	22,280

Net (decrease) increase in cash	(77)	2,568
Cash balance at beginning of year	2,786	3,209
Cash balance at end of period	$ 2,709	$ 5,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 1,196	$ 2,915
Income taxes	$ 9,563	$ 7,568

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$ 2,180	$ -
Consolidated inventory not owned	$ (420)	$ -
Land acquired with mortgage notes payable	$ -	$27,700
Distribution of single-family lots from unconsolidated limited liability companies	$ 3,220	$ 1,723
Deferral of executive and director compensation	$ 726	$ 702
Executive and director deferred stock distributions	$ 394	$ 1,433

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its Subsidiaries (“the Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to inventory valuation, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, income taxes and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in the “Risk Factors” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by the Private Securities Litigation Reform Act of 1995.

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
	Three Months Ended
	March 31,	March 31,
(In thousands, except per share amounts)	2005	2004

Net income, as reported	$16,746	$19,537
(Deduct)/add: Total stock-based employee compensation (expense) income determined under a fair value based method for all awards, net of related income tax effect (a)	(424)	236
Pro forma net income	$16,322	$19,773

Earnings per share:
Basic - as reported	$ 1.18	$ 1.39
Basic - pro forma	$ 1.15	$ 1.41

Diluted - as reported	$ 1.16	$ 1.35
Diluted - pro forma	$ 1.13	$ 1.37

(a) During the first quarter of 2004, 95,000 options were forfeited when the Company’s co-founder and Chairman passed away, resulting in pro forma income for stock options.

The fair value of options granted during the three months ended March 31, 2005 and 2004 was established at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2005	2004

Expected dividend yield	0.23%	0.26%
Risk-free interest rate	3.77%	2.79%
Expected volatility	29.2%	32.5%
Expected life (in years)	6	6
Weighted average fair value of options	$19.38	$16.62

NOTE 3.   Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” The statement also amends SFAS No. 95, “Statement of Cash Flows.” The statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(R) applies to all awards granted or that vest after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 (“SAB 107”) that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements.

The Company has not completed its assessment of the impact or method of adoption of SFAS 123(R) and SAB 107, but does not anticipate a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 4.   Inventory

A summary of inventory is as follows:
	March 31,	December 31,
(In thousands)	2005	2004

Single-family lots, land and land development costs	$587,069	$553,237
Homes under construction	258,180	226,789
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2005 - $166;
December 31, 2004 - $156)	1,758	1,351
Community development district infrastructure (Note 10)	7,237	5,058
Land purchase deposits	5,868	7,119
Consolidated inventory not owned (Note 11)	4,512	4,932
Total inventory	$864,624	$798,486

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots and lots for which development has been completed but for which the lots have not yet been sold or committed to a third party for starting construction of a home.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.

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

NOTE 5.   Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2005	2004

Capitalized interest, beginning of period	$15,289	$14,094
Interest capitalized to inventory	1,587	1,399
Capitalized interest charged to cost of sales	(1,833)	(966)

Capitalized interest, end of period	$15,043	$14,527

Interest incurred	$ 3,450	$ 3,222

NOTE 6.   Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following are the major classes of depreciable assets and their estimated useful lives:
	March 31,	December 31,
(In thousands)	2005	2004

Land, building and improvements	$11,824	$11,824
Office furnishings, leasehold improvements and computer equipment	8,454	8,181
Transportation and construction equipment	22,500	22,497
Property and equipment	42,778	42,502
Accumulated depreciation	(9,706)	(9,196)
Property and equipment, net	$33,072	$33,306

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements and computer equipment	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was approximately $0.6 million in each of the three-month periods ended March 31, 2005 and 2004.

NOTE 7.   Investment in Unconsolidated Limited Liability Companies

Homebuilding Limited Liability Companies. At March 31, 2005, the Company had interests varying from 33% to 50% in limited liability companies that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. The entities typically meet the criteria of variable interest entities (VIEs) as defined in FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). One of our limited liability companies does not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors. These entities have assets and liabilities totaling approximately $61.9 million and $12.7 million, respectively, at March 31, 2005. The Company’s maximum exposure related to its investment in these entities as of March 31, 2005 is the amount invested of $28.1 million plus letters of credit of $5.4 million (of which the Company’s proportionate share is $2.4 million), which serve as completion bonds for development work in process by the entities. Included in the Company’s investment in limited liability companies at March 31, 2005 and December 31, 2004 are $0.2 million and $0.3 million, respectively, of capitalized interest and other costs. These entities generally do not incur debt; however, during the first quarter 2005, one of these entities obtained outside financing from a third party lender. As of March 31, 2005, the entity had borrowed $9.8 million under its revolving debt agreement. In connection with this outside financing, the Company provided to the lender certain guarantees and indemnities as discussed more fully in Note 8.

The Company has determined that it is not the primary beneficiary of the VIEs, and our ownership in the other limited liability company is not in excess of 50%; therefore, our homebuilding limited liability companies are recorded using the equity method of accounting.

Title Operations Limited Liability Companies. As of March 31, 2005, M/I Financial owned a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. The Company’s maximum exposure related to this investment is limited to the amount invested, which was approximately $9,000 and $23,000 at March 31, 2005 and December 31, 2004, respectively. The total assets and corresponding total liabilities and partner’s equity for our unconsolidated title agency was approximately $5,000 as of March 31, 2005 and December 31, 2004.

NOTE 8.   Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs to be incurred during the warranty period. The accrual amounts are based upon historical experience and geographic location. The summary of warranty activity is as follows:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2005	2004
Warranty accrual, beginning of year	$13,767	$9,173
Warranty expense on homes delivered during the period	1,837	2,004
Changes in estimates for pre-existing warranties	(306)	(425)
Settlements made during the period	(1,936)	(1,800)
Warranty accrual, end of period	$13,362	$8,952

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $326.1 million and $383.0 million were covered under the above guaranty as of March 31, 2005 and December 31, 2004, respectively. A portion of the revenue paid to the Company for providing the guaranty on the above loans was deferred at March 31, 2005, and will be recognized in income as the Company is released from its obligation under the guaranty. M/I Financial has not repurchased any loans under the above agreements in 2005 or 2004, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $3.4 million and $4.7 million as of March 31, 2005 and December 31, 2004, respectively, relating to the above agreements. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The fair value of future payments that M/I Financial could be required to pay under these guarantees was $3.7 million and $4.3 million at March 31, 2005 and December 31, 2004, respectively. The risk associated with the guaranty above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications relating to the homebuilding operations. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company. In addition, in January 2005, the Company provided an environmental indemnification and a guaranty for the completion of land development to a third party lender in connection with outside financing provided by the lender to one of our 50% owned limited liability companies (“LLCs”). Under the environmental indemnification, the Company and its partner in the LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guaranty, the Company and its partner in the LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the completion guaranty was approximately $16.8 million as of March 31, 2005. The risk associated with this guaranty is offset by the value of the underlying assets. Additionally, the LLC operating agreement provides recourse against our partner in the LLC for 50% of any actual liability associated with either the environmental indemnification or the completion guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.9 million and $2.8 million at March 31, 2005 and December 31, 2004, respectively, which is management’s best estimate of the fair value of the Company’s liability.

NOTE 9.   Commitments and Contingencies

At March 31, 2005, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 2,991 homes with an aggregate sales price of $913 million. Based on our current housing gross margin of 22.4% plus variable selling costs of 4.1% of revenue, we estimate payments totaling approximately $746 million to be made relating to those homes. At March 31, 2005, the Company has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $420 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At March 31, 2005, the Company had outstanding approximately $111.8 million of completion bonds and standby letters of credit that expire at various times through February 2010. Included in this total are $82.9 million of performance bonds and $15.5 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.4 million share of our limited liability companies’ letters of credit); $10.4 million of financial letters of credit, of which $8.1 million represent deposits on land and lot purchase contracts; and $3.0 million of financial bonds.

At March 31, 2005, the Company has outstanding $0.6 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under contracts to purchase land or lots from third parties. No interest or principal is due until the time of default. In the event that the Company performs under these purchase contracts without default, the notes will become null and void and no payment will be required.

At March 31, 2005, the Company has $0.4 million of certificates of deposit included in Cash that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions. Certain of the liabilities resulting from these actions are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position or overall trends in results of operations, such matters are subject to inherent uncertainties. The Company has recorded accruals to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s consolidated net income for the periods in which the matters are resolved.

NOTE 10.   Community Development District Infrastructure and Related Obligations

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

Issue Date	Maturity Date	Interest Rate	Principal Amount (In thousands)

5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
Total CDD bond obligations issued and outstanding as of March 31, 2005			$24,480

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $7.2 million liability related to these CDD bond obligations as of March 31, 2005, along with the related inventory infrastructure.

NOTE 11.   Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option contracts in order to secure land for the construction of homes in the future. Pursuant to these land option contracts, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FIN 46(R), if the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity. The Company does not guarantee the obligations or performance of the variable interest entity.

In applying the provisions of FIN 46(R), the Company evaluated all land option contracts and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a contract. As the primary beneficiary under this contract, the Company is required to consolidate the fair value of the variable interest entity.

As of March 31, 2005, the Company has recorded $4.5 million within Inventory on the unaudited condensed consolidated balance sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the unaudited condensed consolidated balance sheet.

NOTE 12. Notes Payable Banks

On April 22, 2005, the Company amended and restated its revolving credit facility (“Amended and Restated Credit Facility”) with fifteen banks to increase the maximum borrowing amount to $600 million from $500 million and to reduce the accordion feature to $150 million from $250 million. The Amended and Restated Credit Facility revised certain debt covenants and increased to eighteen the number of banks that are party to the agreement. The Amended and Restated Credit Facility matures in September 2008. Borrowings under the Amended and Restated Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points. Under the revolving credit facility, borrowing availability is determined based on the lesser of: (1) credit facility loan capacity less credit facility borrowings (including cash borrowings and letters of credit) or (2) lesser of credit facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the credit facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of March 31, 2005, the credit facility capacity was $500 million, compared to the calculated borrowing base of $520.8 million, the borrowing base indebtedness was $327.4 million and the resulting borrowing availability was $172.6 million.

On April 28, 2005, the Company amended the M/I Financial revolving credit agreement and increased the maximum borrowing amount to $40 million from $30 million. The amended agreement will expire on April 27, 2006. There were no other changes to the terms from the previous agreement. The revolving credit agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and, as of March 31, 2005, the borrowing base was $29.0 million.

NOTE 13.   Senior Notes

On March 24, 2005, the Company issued $150 million of 6.875% senior notes due April 2012 in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The notes were issued at a price of 99.314% of their face value to yield 7%. The Company used the proceeds to repay amounts outstanding under its revolving credit facility. The notes are guaranteed by all of the Company’s wholly-owned subsidiaries.

The senior notes contain covenants that place limitations on the incurrence of additional indebtedness, payment of dividends, asset dispositions, certain investments and creations of liens, among other items. The Company may redeem the senior notes, in whole or in part, at any time before April 2012 at a redemption price equal to 100% of the principle amount of the notes plus accrued and unpaid interest to the date of the redemption, if any, plus a “make-whole” amount.

NOTE 14.   Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation.  There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

	Three months ended
(In thousands, except per share amounts)	March 31, 2005	March 31, 2004

Basic weighted average shares outstanding	14,238	14,065

Effect of dilutive securities:
Stock option awards	139	178
Deferred compensation awards	121	192

Diluted average shares outstanding	14,498	14,435

Net income	$16,746	$19,537

Earnings per share:
Basic	$1.18	$1.39
Diluted	$1.16	$1.35

Anti-dilutive options not included in the calculation of diluted earnings per share	-	-

NOTE 15.  Purchase of Treasury Shares

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares, and an announcement of the repurchase program was also made on December 10, 2002. The repurchase program has no expiration date. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2005, the Company did not repurchase any shares. As of March 31, 2005, the Company had approximately $14.6 million available to repurchase outstanding common shares from the original Board approval.

NOTE 16.   Dividends

On April 21, 2005, the Company paid to shareholders of record of its common stock on April 1, 2005, a cash dividend of $0.025 per share. On May 3, 2005, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on July 1, 2005, which will be paid on July 21, 2005. Total dividends paid in 2005 through April 21 were approximately $712,000.

NOTE 17.   Operating and Reporting Segments

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision maker uses internally in evaluating segment performance.

Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development and sale of land and the sale and construction of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company’s homes. The loans and servicing rights are sold to third party mortgage lenders and servicers. Intersegment, corporate and other includes the allocation of interest and other charges relating to programs and services administered centrally, current period adjustments relating to certain items recognized by the Company’s homebuilding operations that must initially be deferred under GAAP (primarily homes delivered that were financed with low-down payment loans originated by the Company’s financial services operations, for which the revenue is not recognized until the loan is sold to a third party), as well as the elimination of intercompany charges and other reclassifications from internal reporting classifications for proper presentation in conformity with GAAP. Financial information relating to the Company’s segments is as follows:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2005	2004

Revenue:
Homebuilding	$225,205	$224,898
Financial services	7,691	7,500
Intersegment and other	8,503	(3,734)

Total revenue	$241,399	$228,664

Income before income taxes:
Homebuilding	$ 14,860	$ 21,455
Financial services	5,304	5,512
Corporate and other	7,289	5,325

Total income before income taxes	$ 27,453	$ 32,292

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

Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

•	Information Relating to Forward-Looking Statements
•	Our Application of Critical Accounting Estimates and Policies
•	Our Results of Operations
•	Discussion of Our Liquidity and Capital Resources
•	Discussion of Our Contractual Obligations
•	Discussion of Our Utilization of Off-Balance Sheet Arrangements
•	Impact of Interest Rates and Inflation
•	Discussion of Risk Factors

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K and 8-K, in press releases, in presentations, on our web site and in other material released to the public. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the Risk Factors section. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section and in the Risk Factors section below.

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

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party investors in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans” (“SFAS 91”). The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The guarantee fair value is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two weeks of origination. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third party insurers.

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

Warranty. Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and third-party labor required under the Company’s warranty programs. Accruals for warranties under our two-year limited warranty program and our 20-year (pre-1998) and 30-year structural warranty program are established as a percentage of average sales price and on a per unit basis, respectively, and are based upon historical experience by geographic area and recent trends. Factors that are given consideration in determining the accruals include: 1) the historical range of amounts paid per average sales price on a home; 2) type and mix of amenity packages added to the home; 3) any warranty expenditures included in the above not considered to be normal and recurring; 4) timing of payments; 5) improvements in quality of construction expected to impact future warranty expenditures; 6) actuarial estimates prepared by an independent third party, which considers both Company and industry data; and 7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

Changes in estimates for pre-existing warranties occur due to changes in the historical payment experience, and are also due to differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty accrual balance at the end of each quarter. Actual future warranty costs could differ materially from our currently estimated amount.

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2005 with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $300,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $5.0 million deductible per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $1.6 million and $1.3 million for all self-insured and general liability claims during the quarters ended March 31, 2005 and 2004, respectively. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Derivative Financial Instruments. The Company has the following types of derivative financial instruments: mortgage loans held for sale and interest rate lock commitments. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gains or losses are included in financial services revenue. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded in current earnings. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities (“FMBS”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBS in accordance with Company policy. These instruments are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings.

RESULTS OF OPERATIONS

The Company’s chief operating decision maker evaluates the Company’s performance on a consolidated basis and by evaluating our two segments, homebuilding operations and financial services operations. The homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operations include similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title services for purchasers of the Company’s homes.

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision maker uses in evaluating segment performance. The accounting policies of the segments, in total, are the same as those described in the Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2004. Intersegment and other revenue primarily represents the elimination of revenue included in financial services for fees paid by the homebuilding operations relating to loan origination fees for its homebuyers, the reclassification of certain amounts from internal reporting classifications to proper presentation in conformity with GAAP and the current period impact of recognizing revenue that had previously been deferred in accordance with SFAS 66 and SFAS 140. Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. The homebuilding segment’s results also include certain fees paid to the financial services segment. Corporate and other income before income taxes includes selling, general and administrative costs that are viewed by management as not specifically related to either the homebuilding or financial services segment or are otherwise not charged to either segment for internal purposes, income resulting from the allocation of interest and other costs to those segments, current period adjustments relating to certain items recognized by the Company’s homebuilding operations that must initially be deferred under GAAP (primarily homes delivered that were financed with low-down payment loans originated by the Company’s financial services operations, for which the revenue is not recognized until the loan is sold to a third party), the elimination of revenue and cost of sales between the homebuilding and financial services segments and adjustments necessary to reclassify certain amounts from internal reporting classifications to proper presentation in conformity with GAAP.

Highlights and Trends for the Three Months Ended March 31, 2005

•
Homes delivered for the three months ended March 31, 2005, as expected, declined 11% when compared to 2004. This decline was offset by an increase of nearly 11% in our average sales price, from $252,000 to $278,000. Notwithstanding the expected decline in homes delivered, our total revenue for the three months ended March 31, 2005 increased 5% from the prior year comparable period. This increase in revenue was primarily derived from the impact of having fewer home closings with low-down payment loans that were not yet sold to a third party as of March 31, 2005; this resulted in the current period recognition of $11.3 million of revenue that was appropriately deferred within intersegment and other at December 31, 2004.

•
For the three months ended March 31, 2005, approximately 38% of our operating income was derived from operations in our Columbus market. We anticipate that this percentage will decline during 2005 as a higher percentage of our homes delivered are expected in markets outside of Columbus.

•
Income before taxes declined $4.8 million and 15% from 2004. Approximately $0.9 million of the decline is attributable to the 40 basis point decrease in housing gross margins, from 22.8% to 22.4%, which was the result of an expected decrease in gross margins in the Midwest due to economic factors and $0.5 million of additional costs incurred in the first quarter of 2005 relating to the 2004 Florida hurricanes. These unfavorable items were offset partially by improved gross margins in our Washington, D. C. market, along with the impact of the mix of homes delivered in our various markets. Land gross margin also declined $0.3 million, mainly due to certain land development cost efficiencies in 2004, along with the mix of lot sales. Additionally, approximately $3.2 million of the decline is attributable to higher general and administrative costs. General and administrative costs increased for the following reasons: 1) $1.1 million as a result of our increased land investment and related development activities, including increased payroll for additional land associates, increased real estate taxes and homeowner’s association dues and site costs; 2) $0.9 million as a result of the absence in 2005 of a favorable interest rate swap adjustment that occurred in the first quarter of 2004; 3) $0.5 million as a result of planned growth initiatives, primarily in research and development and architectural expense areas; and 4) $0.7 million in various other areas, including insurance, general payroll and other. We anticipate that second quarter income before taxes will also fall short of 2004 as homes delivered will be down; however, we do expect the second half of the year to be better than 2004 as we deliver our backlog, with our full year results exceeding 2004’s full year results.

•
As anticipated by management, new contracts in the first quarter declined 18% when compared to the first quarter of 2004, due to soft market conditions in the Midwest, fewer open communities (130 versus 140 a year ago) and lingering delays caused by the 2004 Florida hurricanes. We do expect, however, that annual new contracts will increase over the prior year as we open new communities, with a full year increase of approximately 15%, assuming that economic conditions do not change significantly.

•
As a result of lower refinance volume for outside lenders and increased demand for adjustable rate mortgages, we expect to experience continued downward pressure on our mortgage company’s capture rate, which was approximately 82% for the three months ended March 31, 2005 compared to approximately 85% for the same period in 2004. This could negatively affect earnings due to the lower capture rate and lower margins.

•
We continue to focus on our land supply, and expect to purchase approximately $360 million of land in 2005, with approximately 85% of those purchases being in markets outside the Midwest, as we continue to increase our land position in those markets where we expect our future growth in new contracts to be generated.

•
On March 24, 2005, we issued $150 million in aggregate principal amount of 6.875% senior notes due 2012. The proceeds from this offering were used to pay down our existing revolving bank borrowings. We believe this issuance provides us with long-term strategic capital at an attractive cost and increases the availability under our unsecured credit facility.

•	We are experiencing a slightly lower effective tax rate for 2005, primarily as a result of the 2004 American Jobs Creation Act.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2005	2004

Revenue:
Homebuilding	$225,205	$224,898
Financial services	7,691	7,500
Intersegment and other	8,503	(3,734)

Total revenue	$241,399	$228,664

Income before income taxes:
Homebuilding	$ 14,860	$ 21,455
Financial services	5,304	5,512
Corporate and other	7,289	5,325

Total income before income taxes	$ 27,453	$ 32,292

Other company financial information:
Interest expense	$ 1,863	$ 1,823

Effective tax rate	39.0%	39.5%

Total gross margin %	25.2%	26.7%

Total operating margin %	12.1%	14.9%

Homebuilding Operations

The following table sets forth certain information related to our homebuilding operations:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2005	2004
Revenue:
Housing	$215,676	$219,303
Land	9,529	5,595
Total revenue	$225,205	$224,898
Revenue:
Housing	95.8%	97.5%
Land	4.2	2.5
Total revenue	100.0	100.0
Land and housing costs	77.6	76.8
Gross margin	22.4	23.2
General and administrative expenses	3.1	2.7
Selling expenses	7.3	6.9
Operating income	12.0	13.6
Allocated expenses	5.4	4.1
Income before income taxes	6.6%	9.5%
Ohio and Indiana Region
Unit data:
New contracts	643	870
Homes delivered	416	577
Backlog at end of period	1,537	1,931
Average sales price of homes in backlog	$277	$258
Aggregate sales value of homes in backlog	$426,000	$498,000
Number of active communities	89	87
Florida Region
Unit data:
New contracts	287	305
Homes delivered	247	223
Backlog at end of period	1,136	860
Average sales price of homes in backlog	$296	$261
Aggregate sales value of homes in backlog	$336,000	$224,000
Number of active communities	18	23
North Carolina and Washington, D.C. Region
Unit data:
New contracts	148	137
Homes delivered	112	71
Backlog at end of period	318	308
Average sales price of homes in backlog	$475	$382
Aggregate sales value of homes in backlog	$151,000	$118,000
Number of active communities	23	30
Total
Unit data:
New contracts	1,078	1,312
Homes delivered	775	871
Backlog at end of period	2,991	3,099
Average sales price of homes in backlog	$305	$271
Aggregate sales value of homes in backlog	$913,000	$840,000
Number of active communities	130	140

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. The cancellation rate for the quarter ended March 31, 2005 and March 31, 2004 was 18.6% and 19.5%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 186 and 110 at March 31, 2005 and 2004, respectively. During the fourth quarter of 2004, the Company increased its investment in unsold speculative homes, primarily in the Midwest region, for competitive purposes, to provide potential homebuyers with more flexibility and to build and showcase new product lines in certain of our markets.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue. Revenue for the homebuilding segment was $225.2 million, compared to $224.9 million in 2004. Land revenue increased nearly 70.0% from $5.6 million in 2004 to $9.5 million in 2005 due primarily to third party sales of 31 lots in Washington, D.C. with revenue of $4.1 million compared to none in 2004. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties. Housing revenue decreased approximately 1.6% compared to 2004, primarily as a result of fewer homes delivered. Homes delivered decreased 11.0%, from 871 to 775, with the Midwest (Ohio and Indiana) being down nearly 28.0% compared to 2004. Offsetting the above was an increase of approximately 10.5% in the average sales price of homes delivered from $252,000 to $278,000, with increases occurring in the majority of our markets.

Home Sales and Backlog. New contracts in the first quarter of 2005 decreased 17.8% over the prior year, from 1,312 to 1,078. New contracts decreased 26.1% in the Midwest, primarily due to soft market conditions and delays in opening new communities. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of subdivisions and interest rates available to potential homebuyers. At March 31, 2005, our backlog consisted of 2,991 homes, with an approximate sales value of $913 million. This represents a 3.5% decrease in units and an 8.7% increase in sales value from March 31, 2004. The average sales price of homes in backlog increased by 12.6%, with increases occurring in most of our markets. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of the quarter including more homes than the prior year within our Florida and Washington, D.C. markets, where our homes carry higher sales prices than in our Midwest region.

Gross Margin. The gross margin for the homebuilding segment was 22.4% for the first quarter of 2005, compared to 23.2% for the first quarter of 2004. Housing gross margin decreased from 22.8% to 22.4% and land gross margin decreased from 41.8% to 21.4%. The decrease in housing’s gross margin was the result of an expected decrease in gross margins in the Midwest due to economic factors and $0.5 million of additional costs incurred in the first quarter 2005 relating to the 2004 Florida hurricanes; these unfavorable items were offset partially by improved gross margins in our Washington, D.C. market, along with the impact of the mix of homes delivered in our various markets. The decrease in land’s gross margin was primarily due to certain land development cost efficiencies in 2004 and the mix of lot sales. Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $6.1 million and 2.7% of revenue in the first quarter 2004 to $7.0 million and 3.1% of revenue in the first quarter 2005. The increase was primarily due to a $0.5 million increase in real estate taxes related to having more raw land than in 2004 and increase in the number of associates to handle increased land activities related to planned growth.

Selling Expenses. Selling expenses increased from $15.5 million and 6.9% of revenue in the first quarter 2004 to $16.3 million and 7.3% of revenue in the first quarter 2005. The increase in expense was primarily due to a $0.5 million increase in sales commissions paid to outside realtors relating to homes delivered and $0.4 million increase in sales office and model expenses related to new communities.

Financial Services Operations

The following table sets forth certain information related to the financial services operations:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2005	2004

Number of loans originated	565	664
Value of loans originated	$125,570	$138,710

Revenue	$ 7,691	$ 7,500
General and administrative expenses	2,387	1,988
Income before income taxes	$ 5,304	$ 5,512

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue. Mortgage and title operations revenue increased slightly to $7.7 million for the quarter ended March 31, 2005 compared to $7.5 million in the first quarter of 2004. Mortgage operations revenue increased $0.4 million, despite the 15% decline in the number of loans originated, due to several factors, including a higher average loan amount ($222,000 in 2005 compared to $209,000 in 2004), increased gains on mortgages and the sale of servicing rights and higher margins generated by certain mortgage products, such as interest-only and low-down payment mortgage loans. Title operations revenue declined $0.2 million and 14% as a result of the reduction in the number of loans originated. At March 31, 2005, M/I Financial was operating in eight of our nine markets. In these eight markets, 82.4% of our homes delivered that were financed were through M/I Financial. As a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, and increased demand for ARM loans, during 2005 we expect to experience continued downward pressure on our capture rate and margins. This could negatively affect earnings due to the lower capture rate and tighter margins.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2005 were $2.4 million, a 20.1% increase over the 2004 amount of $2.0 million. The increase was primarily due to a $0.2 million increase over 2004’s first quarter resulting from the impact of SFAS 91 deferred loan origination costs.

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

	Three Months Ended
	March 31,	March 31,
(In thousands)	2005	2004

Intersegment and other revenue eliminations and reclassifications	$8,503	$(3,734)
Intersegment cost of sales eliminations and adjustments	(5,893)	5,056
Corporate selling, general and administrative expenses	(5,717)	(3,395)
Interest income from allocations to homebuilding, net of interest incurred	10,396	7,398

Income before income taxes	$7,289	$5,325

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Intersegment and Other Revenue. Intersegment and other revenue eliminations and reclassifications increased to $8.5 million of income in the first quarter 2005 compared to $3.7 million of expense in the first quarter 2004. Included in this amount in 2005 is the $11.3 million current period change in the deferral of revenue related to homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party, and as of March 31, 2005, the Company had sold more of the loans than at December 31, 2004, therefore resulting in additional revenue in the current quarter. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $1.9 million and $2.0 million in 2005 and 2004, respectively. The amount also includes $0.6 million and $1.8 million reclassifications in 2005 and 2004, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales Eliminations and Adjustments.  Intersegment cost of sales eliminations and adjustments increased to $5.9 million expense in the first quarter 2005 compared to $5.1 million of income in the first quarter 2004. Included in this amount in 2005 is the $9.0 million current period expense for the change in the deferral of costs recognized by the homebuilding segment in 2005 for homes delivered with low-down payment loans funded by the Company’s financial services segment not yet sold to a third party, as discussed above. This amount also includes the elimination of fees charged by financial services to homebuilding of $1.9 million and $2.0 million in 2005 and 2004, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $0.8 million in both 2005 and 2004. The current period impact for deferral of profit between land and housing for lots transferred that were not yet sold to a third party resulted in $0.9 million and $0.2 million of income in 2005 and 2004, respectively. The amount also includes $0.6 million and $1.8 million reclassifications in 2005 and 2004, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP, along with the impact of capitalizing certain homebuilding costs as required by GAAP in the amount of $0.6 million and $0.5 million in 2005 and 2004, respectively.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased 68% in the first quarter 2005 to $5.7 million, compared to $3.4 million in 2004. The increase was primarily attributable to the absence in 2005 of $0.9 million income relating to interest rate swaps, which expired in September 2004. In addition, included in the first quarter 2005 is $0.5 million of selling costs that represent the impact of expense that was deferred at December 31, 2004 as a result of low-down payment loans not yet sold to a third party, as discussed above, as well as $0.4 million higher payroll and incentive-related costs for additional associates and $0.2 million certain other costs to support our increased land activities and planned growth initiatives. As a percentage of total Company revenue, corporate selling, general and administrative expenses increased from 1.5% in the first three months of 2004 to 2.4% for the same period in 2005. We expect this percentage to decline on an annual basis, as numerous investments were made in late 2004 and early 2005 to generate additional revenue that we expect to be realized in the second half of 2005 and in future periods.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $3.0 million higher in 2005 than in 2004. The interest allocated to homebuilding was $12.2 million for the first quarter 2005 compared to $9.2 million for the same period in 2004, an increase of 32.6%. This increase was due to an increase in the net investment within the homebuilding divisions, which is primarily the result of increased land purchases. This was partially offset by slightly higher interest incurred in 2005’s first quarter of $3.5 million, compared to $3.2 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005, we experienced $3.8 million negative cash flows from operations. Significant items that contributed to this included our investment in land during 2005’s first quarter, along with a $26.5 million decrease in accrued compensation and other liabilities due to payment of bonuses, taxes and other items that were accrued at year-end; partially offsetting the above cash outflows was $37.7 million of cash provided by the decrease in mortgage loans held for sale and $17.6 million provided by an increase in accounts payable. We acquired approximately $72.0 million of land during the current quarter, funded primarily by our cash generated from operations. In addition to the purchase of land, $8.3 million of cash was used to invest in our limited liability companies (net of distributions of $4.4 million). Our financing activities provided $12.4 million of cash, including $149.0 million of net proceeds from our offering of $150 million 6.875% senior notes in March 2005, the proceeds of which were used to pay down existing bank borrowings under our revolving credit facility, resulting in a $136.0 million decrease in net bank borrowings for the three months ended March 31, 2005.

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. During 2005, we have purchased $72.0 million of land, and we intend to purchase approximately $288.0 million more, using cash generated from operations and our existing credit facility, which was amended on April 22, 2005 to increase our maximum borrowing amount to $600 million from $500 million and reduce the accordion feature to $150 million from $250 million. We continue to purchase some lots from outside developers under contracts. However, we are strategically focusing on increasing raw ground purchases and continue to evaluate potential new limited liability company arrangements. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost-effective manner.

Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. Management believes that the Company’s available financing is adequate to support operations through 2005; however, the Company continues to evaluate various sources of funding to meet our long-term borrowing needs. Refer to our discussion of Forward-Looking Statements and Risk Factors for further discussion of risk factors that could impact our source of funds.

 Included in the table below is a summary of our available sources of cash as of March 31, 2005:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount

Notes payable banks - homebuilding (a)	9/26/2008	$164,000	$172,600
Notes payable bank - financial services (b)	4/28/2005	$ 9,000	$ 20,000
Senior notes	4/1/2012	$150,000	-
Universal shelf registration	-	-	$150,000

(a) The Amended and Restated Credit Facility also provides for an additional $150 million of borrowing availability upon request by the Company and approval by the applicable lenders included in the Credit Facility. Refer to Note 12 of our unaudited condensed consolidated financial statements.
(b) On April 28, 2005, the financial services’ Credit Agreement was amended to increase the total borrowings under the Credit Agreement from $30.0 million to $40.0 million and extend the expiration date to April 27, 2006.

Notes Payable Banks - Homebuilding. At March 31, 2005, the Company’s homebuilding operations had borrowings totaling $164.0 million, financial letters of credit totaling $10.4 million and performance letters of credit totaling $13.1 million outstanding under our credit agreement with fifteen banks (“Credit Facility”). Effective April 22, 2005, we amended and restated this Credit Facility (“Amended and Restated Credit Facility”) to increase the loan capacity from $500 million to $600 million and reduce the accordion feature to $150 million from $250 million; this includes a maximum amount of $100 million in letters of credit. Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of March 31, 2005, the Credit Facility capacity was $500 million, compared to the calculated borrowing base of $520.8 million, the borrowing base indebtedness was $327.4 million and the resulting borrowing availability was $172.6 million. The Amended and Restated Credit Facility also provides for the ability to increase the loan capacity from $600 million to up to $750 million upon request by the Company and approval by the lender(s). The $750 million would also be subject to the borrowing base calculation. The Amended and Restated Credit Facility matures in September 2008. Borrowings under the Amended and Restated Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points. As of March 31, 2005, the Company was in compliance with all restrictive covenants of the Credit Facility.

Notes Payable Bank - Financial Services. At March 31, 2005, we had $9.0 million outstanding under the M/I Financial loan agreement, which permitted borrowings of $30 million to finance mortgage loans initially funded by M/I Financial for our customers. On April 28, 2005, the loan agreement was renewed and amended to permit borrowings of $40 million. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and, as of March 31, 2005, the borrowing base was $29.0 million. Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. The agreement expires in April 2006. As of March 31, 2005, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement

Senior Notes. At March 31, 2005, there were outstanding $150 million of 6.875% senior notes. The notes were issued on March 24, 2005 at a price of 99.314% of their face value to yield 7%. The notes are due April 2012. As of March 31, 2005, the Company was in compliance with all restrictive covenants of the notes.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of March 31, 2005.

Weighted Average Borrowings. For the three months ended March 31, 2005 and 2004, our weighted average borrowings outstanding were $287.9 million and $195.3 million, respectively, with a weighted average interest rate of 4.8% and 6.6%, respectively. The increase in borrowings was due to higher land purchases, and the decrease in the weighted average interest rate was due to the absence in 2005 of interest associated with interest rate swaps that resulted in expense of approximately $0.9 million in 2004’s first quarter.

CONTRACTUAL OBLIGATIONS

Please refer to the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a summary of future payments by period for our contractual obligations. Following are the significant changes to our contractual obligations since December 31, 2004:

	Payments due by period
(In thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Senior notes, including interest	$223,477	$5,471	$20,912	$20,940	$176,154
Total	$223,477	$5,471	$20,912	$20,940	$176,154

OFF-BALANCE SHEET ARRANGEMENTS

Our primary use of off-balance sheet arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company. Our off-balance sheet arrangements relating to our homebuilding operations include limited liability companies, land option contracts and the issuance of letters of credit and completion bonds. Additionally, in the ordinary course of business, our financial services operations issue guarantees and indemnities relating to the sale of loans to third parties.

Limited Liability Companies. In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of limited liability companies, with the Company’s interest in these entities ranging from 33% to 50%. The entities typically meet the criteria of variable interest entities, although one of our limited liability companies does not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors. We have determined that we are not the primary beneficiary of the variable interest entities, and our ownership in the other limited liability company is not in excess of 50%; therefore, our homebuilding limited liability companies are recorded using the equity method of accounting. These entities engage in land development activities for the purpose of distributing developed lots to the Company and its partners in the entity. The Company believes its maximum exposure related to any of these entities as of March 31, 2005 to be the amount invested of $28.1 million plus our $2.4 million share of letters of credit totaling $5.4 million that serve as completion bonds for the development work in progress. During 2005, we anticipate entering into additional limited liability companies in our higher growth, higher investment markets, in order to increase our homebuilding activities in those markets, while sharing the risk with our partner in each respective entity. In addition to our homebuilding limited liability companies, M/I Financial also owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. Further details relating to our unconsolidated limited liability companies are included in Note 7 of our unaudited condensed consolidated financial statements.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria of being variable interest entities, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of March 31, 2005 related to these contracts to be the amount of the Company’s outstanding deposits, which totaled $14.6 million, including cash deposits of $5.9 million, letters of credit of $8.1 million and corporate promissory notes of $0.6 million. Further details relating to our land option contracts are included in Note 11 of our unaudited condensed consolidated financial statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of March 31, 2005, the Company had outstanding approximately $111.8 million of completion bonds and standby letters of credit, including those related to limited liability companies and land option contracts discussed above.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur. M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans. Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations. Refer to Note 8 of our unaudited condensed consolidated financial statements for additional details relating to our guarantees and indemnities.

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

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees. During the second half of 2004 and the first quarter of 2005, we experienced certain delays caused by weather conditions and delays in regulatory processes in certain markets that had an impact on the number of new contracts and homes delivered during the first quarter 2005.

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

Competition in Our Industry Could Adversely Affect Our Business. The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market. In addition, the mortgage financing industry is very competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During 2004 and the first quarter of 2005, M/I Financial experienced a slight decline in its capture rate, and we expect to see a continued decline in the remainder of 2005, which could negatively impact the results of M/I Financial.

Governmental Regulation and Environmental Considerations Could Adversely Affect Our Business. The homebuilding industry is subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design and construction, and similar matters. This includes local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation also affects construction activities, including construction materials that must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hookups or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of our operations, without notice or recourse.

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

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For the first quarter of 2005, approximately 38% of our operating income was derived from operations in the Columbus market.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $530 million. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts at March 31, 2005 was $129.7 million. The fair value of the committed IRLCs resulted in a liability of $1.4 million and the related best efforts contracts resulted in an asset of $1.1 million at March 31, 2005. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At March 31, 2005, the notional amount of the uncommitted IRLC loans was $34.9 million. The fair value adjustment, which is based on quoted market prices, related to these commitments resulted in a $0.4 million liability at March 31, 2005. We have recorded $0.5 million expense and $0.3 million income relating to marking these commitments to market for the quarters ended March 31, 2005 and 2004, respectively. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At March 31, 2005, the notional amount under the FMBSs was $36.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.2 million. We have recorded $0.3 million income relating to marking these FMBSs to market in each of the quarters ended March 31, 2005 and 2004. Additionally, immediately prior to or concurrent with funding uncommitted IRLC loans, we enter into a commitment with a third party investor to buy the specific IRLC loan.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of March 31, 2005:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(Dollars in thousands)	Rate	2005	2006	2007	2008	2009	Thereafter	Total	Value
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.72%	$22,265	$ -	$ -	$ -	$ -	$ -	$22,265	$21,451
Variable rate	4.39%	8,998	-	-	-	-	-	8,998	8,814

LIABILITIES:
Long-term debt:
Fixed rate	6.93%	$ 154	$222	$240	$261	$283	$157,160	$158,320	$158,464
Variable rate	4.26%	9,000	-	-	164,000	-	-	173,000	173,000

ITEM 4: CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2005, there was one change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In March 2005, the Company upgraded the existing version of its accounting system to enable new functionality that will be implemented within our homebuilding operations, which will integrate with our accounting system. The system upgrade process included deploying resources to mitigate internal control risks and perform additional verifications and testing to ensure continuing data integrity. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Therefore, we do not expect our disclosure controls to prevent all error and all fraud.

Part II - Other Information

Item 1. Legal Proceedings - none.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares, and an announcement of the repurchase program was also made on December 10, 2002. The repurchase program has no expiration date. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2005, the Company did not repurchase any shares. As of March 31, 2005, the Company had approximately $14.6 million available to repurchase outstanding common shares from the 2002 Board approval.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 to January 31, 2005	-	-	-	$14,599,000

February 1 to February 28, 2005	-	-	-	$14,599,000

March 1 to March 31, 2005	-	-	-	$14,599,000

Total	-	-	-	$14,599,000

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2005, the Company held its 2005 annual meeting of shareholders. The shareholders voted on the following proposals:

1)	To elect three directors to serve until the 2008 annual meeting of shareholders and until their successors have been duly elected and qualified;

2)	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld
	Joseph A. Alutto, Ph.D.	13,516,636	475,803
	Phillip G. Creek	12,957,758	1,034,681
	Norman L. Traeger	13,528,488	463,951

	All three directors were re-elected.

2.	To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year 2005:

	For	13,763,960
	Against	213,295
	Abstain	15,184

	The proposal was approved.

Item 5. Other Information - none.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Fifth Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated April 28, 2005.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	May 5, 2005	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 5, 2005	By:	/s/ Ann Marie Hunker
Ann Marie Hunker
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Fifth Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated April 28, 2005.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.