Form 10-Q
period 2005-06-30
M I HOMES INC
filed 2005-08-05
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
Common stock, par value $.01 per share: 14,316,205 shares
outstanding as of July 29, 2005

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets June 30, 2005 (Unaudited) and December 31, 2004	3

		Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2005	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Submission of Matters to a Vote of Security Holders	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	33

Signatures			34

Exhibit Index			35

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:

Cash	$ 1,084	$ 2,351
Cash held in escrow	20,827	21,731
Mortgage loans held for sale	32,516	67,918
Inventories	985,480	798,486
Property and equipment - net	33,158	33,306
Investment in unconsolidated limited liability companies	33,052	23,093
Other assets	53,861	31,641
TOTAL ASSETS	$1,159,978	$978,526

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 71,969	$ 51,162
Accrued compensation	10,634	25,462
Customer deposits	36,214	24,302
Other liabilities	53,510	62,630
Community development district obligations	7,121	5,057
Obligation for consolidated inventory not owned	4,092	4,932
Notes payable banks - homebuilding operations	232,000	279,000
Note payable bank - financial services operations	11,600	30,000
Mortgage notes payable	8,269	8,370
Senior notes - net of discount of $1,728 at June 30, 2005	198,272	-
TOTAL LIABILITIES	633,681	490,915

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	71,920	69,073
Retained earnings	511,049	477,370
Treasuary shares - at cost - 3,314,538 and 3,440, 489 shares, respectively at June 30, 2005 and December 31, 2004	(56,848)	(59,008)
TOTAL SHAREHOLDERS’ EQUITY	526,297	487,611
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,159,978	$978,526

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Revenue	$265,999	$281,197	$507,398	$509,861

Costs and expenses:
Land and housing	198,286	203,568	378,960	371,140
General and administrative	17,831	17,039	32,306	28,349
Selling	18,050	17,694	34,984	33,361
Interest	2,907	1,769	4,770	3,592

Total costs and expenses	237,074	240,070	451,020	436,442

Income before income taxes	28,925	41,127	56,378	73,419

Provision for income taxes	11,280	16,246	21,987	29,001

Net income	$ 17,645	$ 24,881	$ 34,391	$ 44,418

Earnings per common share:
Basic	$ 1.23	$ 1.76	$ 2.41	$ 3.15
Diluted	$ 1.21	$ 1.73	$ 2.37	$ 3.08

Weighted average shares outstanding:
Basic	14,308	14,122	14,273	14,094
Diluted	14,531	14,394	14,520	14,414

Dividends per common share	$ 0.025	$ 0.025	$ 0.05	$ 0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2005
	(Unaudited)
	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2004	14,185,634	$176	$69,073	$477,370	$(59,008)	$487,611
Net income	-	-	-	34,391	-	34,391
Dividends to shareholders, $0.05 per common share	-	-	-	(712)	-	(712)
Income tax benefit from stock options and executive
deferred stock distributions	-	-	1,444	-	-	1,444
Stock options exercised	102,990	-	988	-	1,766	2,754
Deferral of executive and director compensation	-	-	809	-	-	809
Executive and director deferred stock distributions	22,961	-	(394)	-	394	-

Balance at June 30, 2005	14,311,585	$176	$71,920	$511,049	$(56,848)	$526,297

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$34,391	$44,418
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,289	1,204
Amortization of debt discount and issue costs	415	117
Deferred income tax expense	3,613	3,538
Income tax benefit from stock transactions	1,444	1,791
Equity in undistributed income of unconsolidated limited liability companies	1	139
Net change in assets and liabilities:
Cash held in escrow	904	1,182
Mortgage loans held for sale	35,402	17,206
Inventories	(181,594)	(151,091)
Other assets	(22,474)	2,062
Accounts payable	20,807	24,158
Customer deposits	11,912	4,741
Accrued compensation	(14,828)	(13,433)
Other liabilities	(8,311)	(7,047)
Net cash used in operating activities	(117,029)	(71,015)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,119)	(349)
Investment in unconsolidated limited liability companies	(18,614)	(4,850)
Distributions from unconsolidated limited liability companies	4,456	97
Net cash used in investing activities	(15,277)	(5,102)

FINANCING ACTIVITIES:
(Repayments of) proceeds from bank borrowings - net	(65,400)	86,900
Principal repayments of mortgage notes payable	(101)	(3,148)
Proceeds from senior notes - net of discount of $1,774	198,226	-
Debt issue costs	(3,728)	-
Dividends paid	(712)	(709)
Proceeds from exercise of stock options	2,754	1,220
Payments to acquire treasury shares	-	(9,838)
Net cash provided by financing activities	131,039	74,425

Net decrease in cash	(1,267)	(1,692)
Cash balance at beginning of year	2,351	2,543
Cash balance at end of period	$ 1,084	$ 851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 1,132	$ 3,554
Income taxes	$21,809	$25,664

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$ 2,064	$ 5,410
Consolidated inventory not owned	$ (840)	$ 4,932
Land acquired with mortgage notes payable	$ -	$27,700
Distribution of single-family lots from unconsolidated limited liability companies	$ 4,198	$ 4,853
Deferral of executive and director compensation	$ 809	$ 746
Executive and director deferred stock distributions	$ 394	$ 1,454

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its Subsidiaries (“the Company”) and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

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

NOTE 2. Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under such plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”),” to stock-based employee compensation.
	Three Months Ended Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$17,645	$24,881	$34,391	$44,418
Deduct: Total stock-based employee compensation
expense determined under a fair value based method
for all awards, net of related income tax effect	(491)	(287)	(915)	(49)
Pro forma net income	$17,154	$24,594	$33,476	$44,369

Earnings per share:
Basic - as reported	$ 1.23	$ 1.76	$ 2.41	$ 3.15
Basic - pro forma	$ 1.20	$ 1.74	$ 2.35	$ 3.15

Diluted - as reported	$ 1.21	$ 1.73	$ 2.37	$ 3.08
Diluted - pro forma	$ 1.18	$ 1.71	$ 2.31	$ 3.08

The fair value of options granted during the three and six months ended June 30, 2005 and 2004 was established at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:
	Three and
	Six Months Ended
	June 30,
	2005	2004

Expected dividend yield	0.23%	0.26%
Risk-free interest rate	3.77%	2.79%
Expected volatility	29.2%	32.5%
Expected life (in years)	6	6
Weighted average fair value of options	$19.38	$16.62

NOTE 3. Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. The statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” The statement also amends SFAS No. 95, “Statement of Cash Flows.” The statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees. SFAS 123(R) applies to all awards granted or that vest after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements.

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

NOTE 4. Inventory

A summary of inventory is as follows:
	June 30,	December 31,
(In thousands)	2005	2004

Single-family lots, land and land development costs	$615,948	$553,237
Homes under construction	347,286	226,789
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2005 - $178;
December 31, 2004 - $156)	756	1,351
Community development district infrastructure (Note 10)	7,121	5,058
Land purchase deposits	10,277	7,119
Consolidated inventory not owned (Note 11)	4,092	4,932
Total inventory	$985,480	$798,486

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

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:

	Three Months Ended Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2005	2004	2005	2004

Capitalized interest, beginning of period	$15,043	$14,527	$15,289	$14,094
Interest capitalized to inventory	3,279	2,175	4,866	3,574
Capitalized interest charged to cost of sales	(1,646)	(1,149)	(3,479)	(2,115)

Capitalized interest, end of period	$16,676	$15,553	$16,676	$15,553

Interest incurred	$ 6,186	$ 3,944	$ 9,636	$ 7,166

NOTE 6. Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following are the major classes of depreciable assets and their estimated useful lives:

	June 30,	December 31,
(In thousands)	2005	2004

Land, building and improvements	$11,824	$11,824
Office furnishings, leasehold improvements and computer equipment	9,154	8,181
Transportation and construction equipment	22,541	22,497
Property and equipment	43,519	42,502
Accumulated depreciation	(10,361)	(9,196)
Property and equipment, net	$33,158	$33,306

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements and computer equipment	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was approximately $1.3 million and $1.2 million for the six-month periods ended June 30, 2005 and 2004, respectively.

NOTE 7. Investment in Unconsolidated Limited Liability Companies

Homebuilding Limited Liability Companies. At June 30, 2005, the Company had interests varying from 33% to 50% in limited liability companies that engage in land purchase and development activities for the purpose of distributing developed lots to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. The entities typically meet the criteria of variable interest entities (VIEs) as defined in FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). One of our limited liability companies does not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors. These entities have assets and liabilities totaling approximately $73.0 million and $12.0 million, respectively, at June 30, 2005. The Company’s maximum exposure related to its investment in these entities as of June 30, 2005 is the amount invested of $33.0 million plus letters of credit of $7.3 million (of which the Company’s proportionate share is $2.9 million), which serve as completion bonds for development work in process by the entities. Included in the Company’s investment in limited liability companies at June 30, 2005 and December 31, 2004 are $0.6 million and $0.3 million, respectively, of capitalized interest and other costs. These entities generally do not incur debt; however, during the first quarter 2005, one of these entities obtained outside financing from a third party lender. As of June 30, 2005, the entity had borrowed $10.5 million under its revolving debt agreement. In connection with this outside financing, the Company provided to the lender certain guarantees and indemnities as discussed more fully in Note 8.

The Company has determined that it is not the primary beneficiary of the VIEs, and our ownership in the other limited liability company is not in excess of 50%; therefore, our homebuilding limited liability companies are recorded using the equity method of accounting.

Title Operations Limited Liability Companies. As of June 30, 2005, M/I Financial, Corp. (“M/I Financial”), a wholly-owned subsidiary of the Company, owned a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. The Company’s maximum exposure related to this investment is limited to the amount invested, which was approximately $9,000 and $23,000 at June 30, 2005 and December 31, 2004, respectively. The total assets and corresponding total liabilities and partner’s equity for our unconsolidated title agency was approximately $5,000 as of June 30, 2005 and December 31, 2004.

NOTE 8. Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and labor costs to be incurred during the warranty period. The accrual amounts are based upon historical experience and geographic location. The summary of warranty activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2005	2004	2005	2004
Warranty accrual, beginning of period	$13,362	$ 8,952	$13,767	$ 9,173
Warranty expense on homes delivered during the period	2,134	2,558	3,971	4,562
Changes in estimates for pre-existing warranties	(211)	1,123	(517)	698
Settlements made during the period	(2,705)	(2,514)	(4,641)	(4,314)
Warranty accrual, end of period	$12,580	$10,119	$12,580	$10,119

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guaranty purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $263.0 million and $383.0 million were covered under the above guaranty as of June 30, 2005 and December 31, 2004, respectively. A portion of the revenue paid to the Company for providing the guaranty on the above loans was deferred at June 30, 2005, and will be recognized in income as the Company is released from its obligation under the guaranty. M/I Financial has not repurchased any loans under the above agreements in 2005 or 2004, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $3.4 million and $4.7 million as of June 30, 2005 and December 31, 2004, respectively, relating to the above agreements. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The fair value of future payments that M/I Financial could be required to pay under these guarantees was $3.4 million and $4.3 million at June 30, 2005 and December 31, 2004, respectively. The risk associated with the guaranty above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company. In addition, in January 2005, the Company provided an environmental indemnification and a guaranty for the completion of land development to a third party lender in connection with outside financing provided by the lender to one of our 50% owned limited liability companies (“LLCs”). Under the environmental indemnification, the Company and its partner in the LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guaranty, the Company and its partner in the LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the completion guaranty was approximately $16.1 million as of June 30, 2005. The risk associated with this guaranty is offset by the value of the underlying assets. Additionally, the LLC operating agreement provides recourse against our partner in the LLC for 50% of any actual liability associated with either the environmental indemnification or the completion guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.7 million and $2.8 million at June 30, 2005 and December 31, 2004, respectively, which is management’s best estimate of the fair value of the Company’s liability.

NOTE 9. Commitments and Contingencies

At June 30, 2005, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 3,310 homes, with an aggregate sales price of $1.1 billion. Based on our current year-to-date housing gross margin of 23.3%, plus variable selling costs of 4.1% of revenue, we estimate payments totaling approximately $850.2 million to be made relating to those homes. At June 30, 2005, the Company has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $438.2 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2005, the Company had outstanding approximately $141.6 million of completion bonds and standby letters of credit that expire at various times through June 2010. Included in this total are $105.8 million of performance bonds and $19.7 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.9 million share of our limited liability companies’ letters of credit); $13.1 million of financial letters of credit, of which $10.8 million represent deposits on land and lot purchase contracts; and $3.0 million of financial bonds.

At June 30, 2005, the Company has outstanding $0.3 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under contracts to purchase land or lots from third parties. No interest or principal is due until the time of default. In the event that the Company performs under these purchase contracts without default, the notes will become null and void and no payment will be required.

At June 30, 2005, the Company has $0.4 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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

Issue Date	Maturity Date	Interest Rate	Principal Amount (In thousands)
5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
Total CDD bond obligations issued and outstanding as of June 30, 2005			$24,480

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $7.1 million liability related to these CDD bond obligations as of June 30, 2005, along with the related inventory infrastructure.

NOTE 11. Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option contracts in order to secure land for the construction of homes in the future. Pursuant to these land option contracts, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FIN 46(R), if the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity. The Company does not guaranty the obligations or performance of the variable interest entity.

In applying the provisions of FIN 46(R), the Company evaluated all land option contracts and identified those contracts that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns. As the primary beneficiary under these contracts, the Company is required to consolidate the fair value of the variable interest entity.

As of June 30, 2005, the Company has recorded $4.1 million within Inventory on the unaudited condensed consolidated balance sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the unaudited condensed consolidated balance sheet.

NOTE 12. Notes Payable Banks

On April 22, 2005, the Company amended and restated its revolving credit facility (“Amended and Restated Credit Facility”) to increase the maximum borrowing amount to $600 million from $500 million and to reduce the accordion feature to $150 million from $250 million. The Amended and Restated Credit Facility revised certain debt covenants and increased to eighteen the number of banks that are party to the agreement. The Amended and Restated Credit Facility matures in September 2008. Borrowings under the Amended and Restated Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points. Under the Amended and Restated Credit Facility, borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of June 30, 2005, the Credit Facility capacity was $600 million, compared to the calculated borrowing base of $617.0 million; the borrowing base indebtedness was $449.1 million and the resulting borrowing availability was $150.9 million.

On April 28, 2005, the Company amended the M/I Financial revolving credit agreement and increased the maximum borrowing amount to $40 million from $30 million. The amended agreement will expire on April 27, 2006. There were no other changes to the terms from the previous agreement. The revolving credit agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and, as of June 30, 2005, the borrowing base was $31.3 million.

NOTE 13. Senior Notes

On June 10, 2005, the Company sold $50 million of 6.875% senior notes due April 2012 in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The notes were sold as an add-on to the Company’s $150 million 6.875% senior notes due April 2012 that were sold on March 24, 2005, bringing the aggregate total to $200 million. The Company used the proceeds to repay amounts outstanding under its revolving credit facility. The notes are guaranteed by all of the Company’s wholly-owned subsidiaries.

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

	Three Months Ended Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Basic weighted average shares outstanding	14,308	14,122	14,273	14,094
Effect of dilutive securities:
Stock option awards	107	133	128	155
Deferred compensation awards	116	139	119	165
Diluted average shares outstanding	14,531	14,394	14,520	14,414

Net income	$17,645	$24,881	$34,391	$44,418

Earnings per share
Basic	$ 1.23	$ 1.76	$ 2.41	$ 3.15
Diluted	$ 1.21	$ 1.73	$ 2.37	$ 3.08

Anti-dilutive options not included in the
calculation of diluted earnings per share	283	-	211	-

NOTE 15. Purchase of Treasury Shares

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares, and an announcement of the repurchase program was also made on December 10, 2002. The repurchase program has no expiration date. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the six-month period ended June 30, 2005, the Company did not repurchase any shares. As of June 30, 2005, the Company had $14.6 million available to repurchase outstanding common shares from the original Board approval.

NOTE 16. Dividends

On July 21, 2005, the Company paid to shareholders of record of its common stock on July 1, 2005, a cash dividend of $0.025 per share. On August 1, 2005, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on October 3, 2005, which will be paid on October 20, 2005. Total dividends paid in 2005 through July 21 were approximately $1.1 million.

NOTE 17. Operating and Reporting Segments

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s segment information is presented on the basis that the chief operating decision maker uses internally in evaluating segment performance.

Our reportable segments are strategic business units that offer different products and services. The business segments are defined as homebuilding and financial services. The homebuilding operations include the development and sale of land and the sale and construction of single-family attached and detached homes. The homebuilding segment includes similar operations in several geographic regions that have been aggregated for segment reporting purposes. Homebuilding income before income taxes includes an interest charge on the Company’s net investment in the segment using an interest rate of 12% for housing and 6% for land, as well as an allocation for programs and services administered centrally. The homebuilding segment’s results also include fees paid to the financial services segment to lock in interest rates for certain of its homebuyers. The financial services operations include the origination of mortgage loans and title services for purchasers of the Company’s homes. The loans and servicing rights are sold to third party mortgage lenders and servicers. Intersegment, corporate and other includes the allocation of interest and other charges relating to programs and services administered centrally, current period adjustments relating to certain items recognized by the Company’s homebuilding operations that must initially be deferred under GAAP (primarily homes delivered that were financed with low-down payment loans originated by the Company’s financial services operations, for which the revenue is not recognized until the loan is sold to a third party), as well as the elimination of intercompany charges and other reclassifications from internal reporting classifications for proper presentation in conformity with GAAP. Financial information relating to the Company’s segments is as follows:

	Three Months Ended Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2005	2004	2005	2004

Revenue:
Homebuilding	$262,128	$283,561	$487,333	$508,459
Financial services	5,733	11,141	13,424	18,641
Intersegment and other	(1,862)	(13,505)	6,641	(17,239)

Total revenue	$265,999	$281,197	$507,398	$509,861

Income before income taxes:
Homebuilding	$ 21,779	$ 32,221	$ 36,639	$ 53,676
Financial services	3,378	7,950	8,682	13,462
Corporate and other	3,768	956	11,057	6,281

Total income before income taxes	$ 28,925	$ 41,127	$ 56,378	$ 73,419

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. is one of the nation’s leading builders of single-family homes, having sold more than 64,000 homes since our inception in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes, Showcase Homes and Shamrock Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. In 2004, the latest year for which information is available, we were the 20th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public. Words such as “expects,”“anticipates,”“targets,”“goals,”“projects,”“intends,”“plans,”“believes,”“seeks,”“estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the Risk Factors section. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section and in the Risk Factors section below.

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

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party investors in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans”. The revenue recognized is reduced by the fair value of the related guaranty provided to the investor. The guaranty fair value is recognized in revenue when the Company is released from its obligation under the guaranty. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two weeks of origination. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third party insurers.

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

Guarantees and Indemnities. Guaranty and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guaranty or indemnity, and crediting a liability. The Company generally provides a limited-life guaranty on all loans sold to a third party, and estimates its actual liability related to the guaranty, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2005 with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $300,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $5.0 million deductible per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $3.3 million and $2.3 million for all self-insured and general liability claims during the six months ended June 30, 2005 and 2004, respectively. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Highlights and Trends for the Three and Six Months Ended June 30, 2005

•
Homes delivered declined 22% and 17% for the three and six months ended June 30, 2005 compared to the same periods in 2004. The decline in homes delivered was anticipated, due to lower community counts and delays in our Florida markets caused by weather, longer regulatory processes and shortages in certain materials and labor. We anticipate that our number of homes delivered in the second half of the year will increase, and currently anticipate 2005’s annual homes delivered to be approximately 4,600 compared to 4,303 in 2004.

•
Total revenue for the three months ended June 30, 2005 decreased 5% from the prior year comparable period. Homes delivered, as discussed above, declined 22% when compared to 2004. This decline was partially offset by an increase of nearly 16% in our average sales price, from $255,000 to $295,000. As a result of the decline in homes delivered, our housing revenue decreased $28.4 million (10%). Land revenue increased $7.0 million, primarily as a result of lots sold to third parties in Tampa and Washington, D.C. during 2005’s second quarter. Our financial services revenue declined $5.4 million (49%) compared to the prior year, due to a 27% decrease in loans originated and the mix of fixed rate versus adjustable rate mortgage loans sold. For the three months ended June 30, 2004, we deferred $11.4 million of revenue within intersegment and other related to home closings with low-down payment loans that were not yet sold to a third party, whereas the impact to revenue for the three months ended June 30, 2005 was less than $1.0 million.

•
Total revenue for the six months ended June 30, 2005 decreased less than 1%. Homes delivered for the six months ended June 30, 2005 declined 17% when compared to 2004. This decline was partially offset by an increase of 13% in our average sales price, from $254,000 to $287,000. As a result of the decline in homes delivered, our housing revenue decreased $32.0 million (6%). Land revenue increased $10.9 million, primarily as a result of lots sold to third parties in Tampa and Washington, D.C. during the first half of 2005. Our financial services revenue declined $5.2 million (28%) compared to the prior year due to the impact in the second quarter as discussed above. Notwithstanding the decline in homes delivered, our total revenue for the six months ended June 30, 2005 was down less than 1% from the prior year comparable period, mainly resulting from the impact of having fewer home closings with low-down payment loans that were not yet sold to a third party as of June 30, 2005; this resulted in the recognition of $12.3 million of revenue during the first half of 2005 due to the revenue associated with the change in loans deferred at December 31, 2004 versus June 30, 2005; in comparison, during the first half of 2004 we deferred $11.4 million of revenue.

•
For the six months ended June 30, 2005, approximately 31% of our operating income was derived from operations in our Columbus market. We anticipate that this percentage will decline during 2005 and further in 2006 as a higher percentage of our homes delivered are expected in markets outside of Columbus.

•
For the quarter ended June 30, 2005, income before income taxes declined $12.2 million and 30% from 2004’s second quarter. Contributing to the decline was a $5.2 million (8%) decline in the housing gross margin as a result of the 10% revenue decline discussed above with a slight improvement in the gross margin percentage (24.0% in 2005 compared to 23.5% in 2004); the housing decline was partially offset by a $1.7 million increase in land gross margin. Approximately $4.6 million of the overall decline is attributable to our financial services operations due to the revenue reduction discussed above. As a result of the timing of home closings with low-down payment loans that were not yet sold to a third party, approximately $0.8 million less profit was recognized in 2005’s second quarter than 2004’s second quarter. Additionally, as a result of the decrease in homes delivered, the deferral of intercompany profit on land for lots transferred from land to homebuilding that were not yet sold to a third party was approximately $2.9 million higher for the second quarter of 2005 compared to 2004. Selling, general and administrative costs also increased approximately $1.1 million and interest expense was $1.1 million higher than in 2004.

•
For the six months ended June 30, 2005, income before income taxes declined $17.0 million and 23% from 2004’s first half. Contributing to the decline was a $6.8 million (6%) decline in the housing gross margin as a result of the 6% revenue decline discussed above with a slight improvement in the gross margin percentage (23.3% in 2005 compared to 23.2% in 2004); the housing decline was partially offset by a $1.4 million increase in land gross margin. Approximately $4.8 million of the overall decline is attributable to our financial services operations due to the revenue reduction discussed above. Selling, general and administrative costs also increased approximately $5.6 million, primarily due to the following: 1) $1.9 million higher payroll and incentive-related costs due to additional associates to handle increased land activities related to planned growth; 2) 2005’s absence of $1.8 million income relating to interest rate swaps that terminated in September 2004; 3) $2.8 million higher homebuilding costs relating to real estate taxes resulting from more raw land, higher realtor commissions, additional research and development costs for new housing products, and abandoned land deals; 4) $0.9 million increase in insurance premiums; and 5) $1.0 million higher selling expenses associated with home closings funded with low-down payment loans; the above increases were offset partially by a $3.3 million decrease in management incentive compensation due to the decline in year-to-date net income. In addition, interest expense was $1.2 million higher than in 2004.

•
Our selling, general and administrative costs were 13.5% and 13.3% of revenue for the three and six months ended June 30, 2005, respectively, compared to 12.4% and 12.1% for the three and six months ended June 30, 2004, respectively. We expect a decline in 2005’s annual percentage as our number of homes delivered increases during the second half of the year.

•
New contracts in the second quarter increased 4% when compared to the second quarter of 2004, driven by strong demand in our Florida markets. New contracts remain down 8% for the first half of the year; however, we expect that annual new contracts will increase over the prior year as we continue to open new communities, with a full year increase of approximately 15%, assuming that current economic conditions do not change significantly.

•
As a result of lower refinance volume for outside lenders and increased demand for adjustable rate mortgages, we expect to experience continued downward pressure on our mortgage company’s capture rate, which was approximately 82% for the quarter ended June 30, 2005 compared to approximately 85% for the same period in 2004. This could negatively affect earnings due to the lower capture rate and lower margins.

•
We continue to focus on our land supply, and expect to purchase approximately $380 million of land in 2005, including our July 2005 acquisition of a private homebuilder in Florida, with approximately 85% of those purchases being in markets outside the Midwest, as we continue to increase our land position in those markets where we expect our future growth to be primarily generated. Through the first six months of 2005, we purchased $150 million of land.

•
On June 10, 2005, we issued an additional $50 million in aggregate principal amount of 6.875% senior notes due 2012 as an add-on to the Company’s $150 million 6.875% senior notes due 2012 that were sold on March 24, 2005, bringing the aggregate total to $200 million. The proceeds from this offering were used to pay down our existing revolving bank borrowings. We believe this issuance provides us with long-term strategic capital at an attractive cost and increases the availability under our unsecured credit facility.

•
We are experiencing a slightly lower effective tax rate for 2005, primarily as a result of the 2004 American Jobs Creation Act. The decrease is also due to a change in the state of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, which is classified as general and administrative expense. We do not expect this change in Ohio’s tax laws to have a material impact on our cash flows. In 2006 and forward, we expect further declines in our effective tax rate as a result of these two law changes, as both laws are phased in over several years.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2005	2004	2005	2004

Revenue:
Homebuilding	$262,128	$283,561	$487,333	$508,459
Financial services	5,733	11,141	13,424	18,641
Intersegment and other	(1,862)	(13,505)	6,641	(17,239)

Total revenue	$265,999	$281,197	$507,398	$509,861

Income before income taxes:
Homebuilding	$ 21,779	$ 32,221	$ 36,639	$ 53,676
Financial services	3,378	7,950	8,682	13,462
Corporate and other	3,768	956	11,057	6,281

Total income before income taxes	$ 28,925	$ 41,127	$ 56,378	$ 73,419

Other company financial information:

Interest expense	$ 2,907	$ 1,769	$ 4,770	$ 3,592

Effective tax rate	39.0%	39.5%	39.0%	39.5%

Total gross margin %	25.5%	27.6%	25.3%	27.2%

Total operating margin %	12.0%	15.3%	12.1%	15.1%

Homebuilding Operations

The following table sets forth certain information related to our homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenue:
Housing	$251,584	$279,990	$467,260	$499,293
Land	10,544	3,571	20,073	9,166
Total revenue	$262,128	$283,561	$487,333	$508,459
Revenue:
Housing	96.0%	98.7%	95.9%	98.2%
Land	4.0	1.3	4.1	1.8
Total revenue	100.0	100.0	100.0	100.0
Land and housing costs	75.9	76.5	76.7	76.6
Gross margin	24.1	23.5	23.3	23.4
General and administrative expenses	3.7	2.2	3.4	2.4
Selling expenses	6.8	6.3	7.0	6.6
Operating income	13.6	15.0	12.9	14.4
Allocated expenses	5.3	3.6	5.4	3.8
Income before income taxes	8.3%	11.4%	7.5%	10.6%
Ohio and Indiana Region
Unit data:
New contracts	548	561	1,191	1,431
Homes delivered	522	685	938	1,262
Backlog at end of period	1,563	1,807	1,563	1,807
Average sales price of homes in backlog	$282	$266	$282	$266
Aggregate sales value of homes in backlog	$441,000	$481,000	$441,000	$481,000
Number of active communities	83	87	83	87
Florida Region
Unit data:
New contracts	432	364	719	669
Homes delivered	202	278	449	501
Backlog at end of period	1,366	946	1,366	946
Average sales price of homes in backlog	$309	$266	$309	$266
Aggregate sales value of homes in backlog	$422,000	$252,000	$422,000	$252,000
Number of active communities	21	20	21	20
North Carolina and Washington, D.C. Region
Unit data:
New contracts	192	203	340	340
Homes delivered	129	134	241	205
Backlog at end of period	381	377	381	377
Average sales price of homes in backlog	$497	$409	$497	$409
Aggregate sales value of homes in backlog	$189,000	$154,000	$189,000	$154,000
Number of active communities	23	28	23	28
Total
Unit data:
New contracts	1,172	1,128	2,250	2,440
Homes delivered	853	1,097	1,628	1,968
Backlog at end of period	3,310	3,130	3,310	3,130
Average sales price of homes in backlog	$318	$283	$318	$283
Aggregate sales value of homes in backlog	$1,052,000	$887,000	$1,052,000	887,000
Number of active communities	127	135	127	135

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. The cancellation rate for the quarters ended June 30, 2005 and 2004 was 18.9% and 21.9%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 288 and 162 at June 30, 2005 and 2004, respectively. Starting during the fourth quarter of 2004, the Company has increased its investment in unsold speculative homes, primarily in the Midwest (Ohio and Indiana) region, to stimulate sales in older communities, to provide potential homebuyers with more flexibility and to build and showcase new product lines in certain of our markets.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue. Revenue for the homebuilding segment was $262.1 million for the second quarter of 2005, compared to $283.6 million in 2004. Land revenue increased from $3.6 million in 2004 to $10.5 million in 2005 due primarily to third party sales of 104 lots and 32 lots in Tampa and Washington D.C., respectively, which resulted in $7.8 million of revenue in 2005 compared to none in 2004. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties. Housing revenue decreased approximately 10% compared to 2004, primarily as a result of fewer homes delivered, which was due to lower community counts and delays in our Florida markets caused by weather, longer regulatory processes and shortages in certain materials and labor. Homes delivered decreased 22%, from 1,097 to 853, with the Midwest being down nearly 24% and Florida also being down 27% compared to 2004. Offsetting the above was an increase of approximately 16% in the average sales price of homes delivered from $255,000 to $295,000, with increases occurring in all of our markets except Charlotte.

Home Sales and Backlog. New contracts in the second quarter of 2005 increased 4% over the prior year, from 1,128 to 1,172, primarily led by our Florida region. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of communities and interest rates available to potential homebuyers. At June 30, 2005, our backlog consisted of 3,310 homes, with an approximate sales value of $1.1 billion. This represents a 6% increase in units and a 19% increase in sales value from June 30, 2004. The average sales price of homes in backlog increased by 12%, with increases occurring in most of our markets. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of the quarter including more homes than the prior year within our Florida and Washington, D.C. markets, where our homes carry higher sales prices than in our Midwest region.

Gross Margin. The gross margin for the homebuilding segment was 24.1% for the second quarter of 2005, compared to 23.5% for the second quarter of 2004. Housing gross margin increased from 23.5% to 24.0% and land gross margin decreased from 26.3% to 25.0%. The increase in housing’s gross margin was driven by improved gross margins in our Florida and Washington, D.C. markets, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic and market factors. Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $6.3 million and 2.2% of revenue in the second quarter 2004 to $9.5 million and 3.7% of revenue in the second quarter 2005. The increase was primarily due to a $0.6 million increase in real estate taxes related to having more raw land than in 2004, $0.5 million payroll increase due to additional associates to handle increased land activities related to planned growth, $0.4 million increase in costs associated with abandoned land deals in the Midwest and $0.3 million increase in architectural expenses associated with new product designs, primarily in our Washington, D.C. market.

Selling Expenses. Selling expenses decreased slightly from $17.9 million in 2004’s second quarter to $17.8 million in 2005, however selling costs as a percentage of revenue increased from 6.3% of revenue in the second quarter 2004 to 6.8% of revenue in the second quarter 2005. Sales office and model expenses increased $0.3 million due to new communities, and advertising was $0.3 million lower.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue. Revenue for the homebuilding segment was $487.3 million for the six months ended June 30, 2005, compared to $508.5 million in 2004, a decrease of 4%. Land revenue increased from $9.2 million in 2004 to $20.1 million in 2005 due primarily to third party sales of 149 lots and 63 lots in Tampa and Washington, D.C., respectively, which resulted in $13.0 million of revenue in 2005 compared to none in 2004. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties. Housing revenue decreased approximately 6% compared to 2004, primarily as a result of fewer homes delivered, which was due to lower community counts and delays in our Florida markets caused by weather, longer regulatory processes and shortages in certain materials and labor. Homes delivered decreased 17%, from 1,968 to 1,628, with the Midwest being down nearly 26% and Florida also being down about 10% compared to 2004. Offsetting the above was an increase of approximately 13% in our average sales price, from $254,000 to $287,000, with increases occurring in all of our markets except Charlotte and West Palm Beach.

Home Sales. New contracts in the first half of 2005 declined 8% compared to the prior year, from 2,440 to 2,250, primarily due to slower economic conditions in our Midwest markets, which decreased approximately 17% compared to the prior year. The decrease in the Midwest was partially offset by a 7% increase in our Florida region.

Gross Margin. The gross margin for the homebuilding segment was 23.3% for the six months ended June 30, 2005, down slightly from the 23.4% gross margin for the same period in 2004. Housing gross margin increased from 23.2% to 23.3% and land gross margin decreased from 35.8% to 23.3%. The increase in housing’s gross margin was driven by improved gross margins in our Florida and Washington, D.C. markets, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic factors. Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $12.4 million and 2.4% of revenue during the first six months of 2004 to $16.6 million and 3.4% of revenue for 2005’s first six months of the year. The increase was primarily due to a $1.1 million increase in real estate taxes related to having more raw land than in 2004, $0.9 million payroll increase due to additional associates to handle increased land activities related to planned growth, $0.5 million increase in costs associated with abandoned land deals and $0.4 million increase in architectural expenses associated with new product designs, primarily in our Washington, D.C. market.

Selling Expenses. Selling expenses increased from $33.5 million and 6.6% of revenue during the first six months of 2004 to $34.1 million and 7.0% of revenue for 2005’s comparable period. The increase in expense was primarily due to a $0.8 million increase in sales commissions paid to outside realtors relating to homes delivered. Additionally, sales office and model expenses increased $0.7 million due to new communities, and advertising was $0.7 million lower.

Financial Services Operations

The following table sets forth certain information related to the financial services operations:

	Three Months Ended Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2005	2004	2005	2004

Number of loans originated	600	823	1,165	1,487

Revenue	$5,733	$11,141	$13,424	$18,641
General and administrative expenses	2,355	3,191	4,742	5,179

Income before income taxes	$3,378	$ 7,950	$ 8,682	$13,462

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue. Mortgage and title operations revenue decreased $5.4 million (49%) for the quarter ended June 30, 2005 compared to the prior year comparable period. This decline was the result of several factors impacting our mortgage operations, including a $2.8 million (68%) decrease in gains on the sale of servicing rights and a $2.1 million decrease in hedging gains, due in part to the 27% decrease in the number of loans originated and the mix of fixed versus adjustable rate mortgage (“ARM”) loans sold. At June 30, 2005, M/I Financial was operating in eight of our nine markets. In these eight markets, 82% of our homes delivered during the quarter that were financed were through M/I Financial. As a result of lower refinance volume for outside lenders, resulting in increased competition for the Company’s homebuyer customer, and increased demand for ARM loans, during 2005 we expect to experience continued downward pressure on our capture rate and margins. This could negatively affect earnings due to the lower capture rate and tighter margins.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2005 were $2.4 million, a 26% decrease over the 2004 amount of $3.2 million. The decrease was primarily due to the absence of $1.0 million of marketing costs incurred during 2004’s second quarter that was aimed at improving new orders due to slowdown of the Midwest market.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue. Mortgage and title operations revenue decreased $5.2 million (28%) for the first six months of 2005 compared to the prior year comparable period. This decline was the result of several factors impacting our mortgage operations, due in large part to the reduction in revenue during the second quarter, as discussed above.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2005 were $4.7 million, an 8% decrease over the 2004 amount of $5.2 million. The decrease was primarily due to the absence of $1.0 million of marketing costs discussed above, partially offset by a $0.5 million increase over the first six months of 2004 resulting from the impact of the period to period change in recognition of deferred loan origination costs.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2005	2004	2005	2004

Intersegment revenue eliminations and reclassifications	$(1,862)	$(13,505)	$ 6,641	$(17,239)
Intersegment cost of sales eliminations and adjustments	754	13,353	(5,139)	18,409
Corporate selling, general and administrative expenses	(6,231)	(7,351)	(11,948)	(10,746)
Interest income from allocations to homebuilding,
net of interest incurred	11,107	8,459	21,503	15,857

Income before income taxes	$3,768	$ 956	$11,057	$ 6,281

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Intersegment and Other Revenue. Intersegment and other revenue eliminations and reclassifications decreased to $1.9 million in the second quarter 2005 compared to $13.5 million in 2004’s second quarter. Included in this amount in 2005 and 2004, respectively, is the $1.0 million positive and $11.4 million negative current period revenue impact of the change in the deferral of revenue related to homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party. In 2004, we experienced a rise in the number of low-down payment loans, and as a result we have revised our operating procedures in 2005 to sell these loans to third parties in a more accelerated manner following the closing of the loans with our homebuyers. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $1.9 million and $1.7 million in 2005 and 2004, respectively. The amount also includes $0.4 million in both 2005 and 2004 relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales Eliminations and Adjustments. Intersegment cost of sales eliminations and adjustments decreased to $0.8 million in the second quarter 2005 compared to $13.4 million in the second quarter 2004. Included in this amount in 2005 and 2004, respectively, is the $0.8 million positive and $10.0 million negative current period cost of sales impact of the change in the deferral of revenue related to homes delivered with low-down payment loans as discussed above. This amount also includes the elimination of fees charged by financial services to homebuilding of $1.9 million and $1.7 million in 2005 and 2004, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $0.9 million and $1.0 million in 2005 and 2004, respectively. The current period impact for deferral of profit between land and housing for lots transferred that were not yet sold to a third party resulted in $3.3 million and $0.4 million of expense in 2005 and 2004, respectively. The amount also includes $0.4 million reclassifications in both 2005 and 2004 relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP, along with the impact of capitalizing certain homebuilding costs as required by GAAP in the amount of $2.2 million and $1.1 million in 2005 and 2004, respectively.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased 15% in the second quarter 2005 to $6.2 million, compared to $7.4 million in 2004. The decrease was primarily attributable to a $3.8 million decrease in management bonuses due to the reduction in the second quarter’s net income compared to the prior year, along with lower charitable contributions and professional fees totaling $0.9 million. Partially offsetting this decrease was the absence in 2005 of $0.9 million income relating to interest rate swaps, which expired in September 2004. In addition, payroll and incentive-related costs for additional associates to support our increased land activities and planned growth initiatives resulted in a $0.5 million increase over the prior year. Insurance costs also increased $0.7 million over the prior year comparable period, due to increases in premiums starting in the second half of 2004. There was also a $0.5 million unfavorable impact compared to 2004 relating to the selling costs associated with houses closed with low-down payment loans as discussed above; for the quarter ended June 30, 2004, $0.5 million of selling costs were deferred, compared to nearly zero impact for the quarter ended June 30, 2005. As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased from 2.6% in 2004’s second quarter to 2.3% for the same period in 2005.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $2.6 million higher in 2005 than in 2004. The interest allocated to homebuilding was $16.4 million for the second quarter 2005 compared to $12.0 million for the same period in 2004, an increase of 37%. This increase was due to an increase in the net investment within the homebuilding divisions, which is primarily the result of increased land purchases and homes under construction. This was partially offset by higher interest incurred in 2005’s second quarter of $6.2 million, compared to $3.9 million in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Intersegment and Other Revenue. Intersegment and other revenue eliminations and reclassifications increased to $6.6 million of revenue for the first half of 2005 compared to a $17.2 million reduction in revenue in 2004’s first six months. Included in this amount in 2005 and 2004, respectively, is the $12.3 million positive and $11.4 million negative current period revenue impact of the change in the deferral of revenue related to homes delivered with low-down payment loans, as discussed above in the second quarter results. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $3.8 million and $3.7 million in 2005 and 2004, respectively. The amount also includes $0.9 million and $2.1 million in 2005 and 2004, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales Eliminations and Adjustments. Intersegment cost of sales eliminations and adjustments increased to $5.1 million expense for the first six months of 2005 compared to $18.4 million reduction of cost of sales during the first half of 2004. Included in this amount in 2005 and 2004, respectively, is the $9.1 million positive and $9.8 million negative current period cost of sales impact of the change in the deferral of revenue related to homes delivered with low-down payment loans, as discussed above. This amount also includes the elimination of fees charged by financial services to homebuilding of $3.8 million and $3.7 million in 2005 and 2004, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $1.7 million in both 2005 and 2004. The current period impact for deferral of profit between land and housing for lots transferred that were not yet sold to a third party resulted in $4.2 million and $0.5 million of expense in 2005 and 2004, respectively. The amount also includes $0.9 million and $2.1 million reclassifications in 2005 and 2004, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP, along with the impact of capitalizing certain homebuilding costs as required by GAAP in the amount of $2.8 million and $1.5 million in 2005 and 2004, respectively.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased 11% for the six months ended June 30, 2005 to $11.9 million, compared to $10.7 million in 2004. The increase was primarily due to the absence in 2005 of $1.8 million income relating to interest rate swaps, which expired in September 2004, along with the absence in 2005 of a $1.0 million credit associated with an intercompany marketing charge to our financial services operations. In addition, payroll and incentive-related costs for additional associates to support our increased land activities and planned growth initiatives resulted in a $1.0 million increase over the prior year. Insurance costs also increased $0.9 million over the prior year comparable period, due to increases in premiums starting during the second half of 2004. There was also $1.0 million unfavorable impact compared to 2004 relating to the selling costs associated with houses closed with low-down payment loans as discussed above; for the six months ended June 30, 2004, $0.5 million of selling costs were deferred, compared to the six months ended June 30, 2005, which had $0.5 million of costs recognized that were appropriately deferred at December 31, 2004. These increases were partially offset by a $3.3 million decrease in management bonuses due to the reduction in the first six months of net income compared to the prior year, along with lower charitable contributions and professional fees totaling $1.1 million. As a percentage of total Company revenue, corporate selling, general and administrative expenses increased from 2.1% in the first six months of 2004 to 2.4% for the same period in 2005. We expect this percentage to decline on an annual basis, as numerous investments were made in late 2004 and early 2005 to generate additional revenue that we expect to realize in the second half of 2005 and in future periods.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $5.6 million higher during the first six months of 2005 than in 2004. The interest allocated to homebuilding was $30.2 million in 2005’s first half compared to $22.5 million for the same period in 2004, an increase of 34%. This increase was due to an increase in the net investment within the homebuilding divisions, which is primarily the result of increased land purchases and homes under construction. This was partially offset by higher interest incurred during the first six months of 2005 of $9.6 million, compared to $7.2 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2005, we experienced $117.0 million negative cash flows from operations. Significant items that contributed to this included our investment in land during the first half of 2005, along with a $23.1 million decrease in accrued compensation and other liabilities due to payment of bonuses, taxes and other items that were accrued at 2004’s year-end, and a $22.5 million increase in other assets representing the pre-funding of a land purchase that was closed on July 1, 2005; partially offsetting the above cash outflows was $35.4 million of cash provided by the decrease in mortgage loans held for sale and $32.7 million provided by an increase in accounts payable and customer deposits. We have acquired approximately $150 million of land during the first half of the year, funded primarily by our borrowings and cash generated from operations. In addition to the purchase of land, $14.2 million of cash was used to invest in our limited liability companies (net of distributions of $4.5 million). Our financing activities provided $131.0 million of cash, including $198.2 million of net proceeds from our offering of $200 million 6.875% senior notes, the proceeds of which were used to pay down existing bank borrowings under our revolving credit facility, resulting in a $65.4 million decrease in net bank borrowings for the six months ended June 30, 2005.

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. During 2005, we have purchased $150 million of land, and we intend to purchase approximately $230 million more, including the July 2005 acquisition of a private homebuilder in Florida, using cash generated from operations and our existing credit facility, which was amended on April 22, 2005 to increase our maximum borrowing amount to $600 million from $500 million and reduce the accordion feature to $150 million from $250 million. We continue to purchase some lots from outside developers under contracts. However, we are strategically focusing on increasing raw ground purchases to support our planned growth, and continue to evaluate potential new limited liability company arrangements and business acquisitions on a opportunistic basis. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost-effective manner.

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

 Included in the table below is a summary of our available sources of cash as of June 30, 2005:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount

Notes payable banks - homebuilding (a)	9/26/2008	$232,000	$150,908
Note payable bank - financial services	4/27/2006	$ 11,600	$ 19,722
Senior notes	4/1/2012	$200,000	-
Universal shelf registration	-	-	$150,000

(a) The Credit Facility also provides for an additional $150 million of borrowing availability upon request by the Company and approval by the applicable lenders included in the Credit Facility. Refer to Note 12 of our unaudited condensed consolidated financial statements.

Notes Payable Banks - Homebuilding. At June 30, 2005, the Company’s homebuilding operations had borrowings totaling $232.0 million, financial letters of credit totaling $13.1 million and performance letters of credit totaling $16.7 million outstanding under our amended and restated $600 million credit agreement with eighteen banks (“Credit Facility”). Under the terms of the Credit Facility, the $600 million includes a maximum amount of $100 million in outstanding letters of credit. The Credit Facility matures in September 2008. Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of June 30, 2005, the Credit Facility capacity was $600 million, compared to the calculated borrowing base of $617.0 million; the borrowing base indebtedness was $449.1 million and the resulting borrowing availability was $150.9 million. Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points. The Credit Facility also provides for the ability to increase the loan capacity from $600 million to up to $750 million upon request by the Company and approval by the lender(s). Actual availability of the $750 million would also be subject to the borrowing base calculation. As of June 30, 2005, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank - Financial Services. At June 30, 2005, we had $11.6 million outstanding under the M/I Financial loan agreement, which permitted borrowings of $40 million to finance mortgage loans initially funded by M/I Financial for our customers. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and, as of June 30, 2005, the borrowing base was $31.3 million. Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. The agreement expires in April 2006. As of June 30, 2005, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement

Senior Notes. At June 30, 2005, there were outstanding $200 million of 6.875% senior notes. On June 10, 2005 the Company sold $50 million of senior notes in a private placement. The notes were sold as an add-on to the Company’s $150 million 6.875% senior notes that were sold on March 24, 2005. The notes are due April 2012. As of June 30, 2005, the Company was in compliance with all restrictive covenants of the notes.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of June 30, 2005.

Weighted Average Borrowings. For the six months ended June 30, 2005 and 2004, our weighted average borrowings outstanding were $341.2 million and $224.6 million, respectively, with a weighted average interest rate of 5.6% and 6.4%, respectively. The increase in borrowings was due to higher land purchases, and the decrease in the weighted average interest rate was due to the absence in 2005 of interest associated with interest rate swaps that resulted in expense of approximately $1.9 million during the first half of 2004.

CONTRACTUAL OBLIGATIONS

Refer to the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a summary of future payments by period for our contractual obligations. Following are the significant changes to our contractual obligations since December 31, 2004:

	Payments due by period
(In thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Senior notes, including interest	$297,969	$7,295	$27,882	$27,920	$234,872
Total	$297,969	$7,295	$27,882	$27,920	$234,872

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

Limited Liability Companies. In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of limited liability companies, with the Company’s interest in these entities ranging from 33% to 50%. The entities typically meet the criteria of variable interest entities, although one of our limited liability companies does not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors. We have determined that we are not the primary beneficiary of the variable interest entities, and our ownership in the other limited liability company is not in excess of 50%; therefore, our homebuilding limited liability companies are recorded using the equity method of accounting. These entities engage in land development activities for the purpose of distributing developed lots to the Company and its partners in the entity. The Company believes its maximum exposure related to any of these entities as of June 30, 2005 to be the amount invested of $33.0 million plus our $2.9 million share of letters of credit totaling $7.3 million that serve as completion bonds for the development work in progress. During 2005, we anticipate entering into additional limited liability companies in our higher growth, higher investment markets, in order to increase our homebuilding activities in those markets, while sharing the risk with our partner in each respective entity. In addition to our homebuilding limited liability companies, M/I Financial also owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. Further details relating to our unconsolidated limited liability companies are included in Note 7 of our unaudited condensed consolidated financial statements.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria for variable interest entities, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of June 30, 2005 related to these agreements to be the amount of the Company’s outstanding deposits, which totaled $21.4 million, including cash deposits of $10.3 million, letters of credit of $10.8 million and corporate promissory notes of $0.3 million. Further details relating to our land option agreements are included in Note 11 of our unaudited condensed consolidated financial statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of June 30, 2005, the Company had outstanding approximately $141.6 million of completion bonds and standby letters of credit, including those related to limited liability companies and land option agreements discussed above.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guaranty purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur. M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans. Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations. Refer to Note 8 of our unaudited condensed consolidated financial statements for additional details relating to our guarantees and indemnities.

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

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees. During the second half of 2004 and the first half of 2005, we experienced certain delays caused by weather conditions and delays in regulatory processes in certain markets that had an impact on the number of new contracts and homes delivered during the first half of 2005.

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

Material and Labor Shortages Could Adversely Affect Our Business. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business. During the first half of 2005, we have experienced material and labor shortages in our Florida markets due to the recent homebuilding growth in those markets, which has slightly lengthened the house production process; however, we do not anticipate a material effect for the year 2005.

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

Competition in Our Industry Could Adversely Affect Our Business. The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market. In addition, the mortgage financing industry is very competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During 2004 and the first half of 2005, M/I Financial experienced a slight decline in its capture rate, and we expect to see a continued decline in the remainder of 2005, which could negatively impact the results of M/I Financial.

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

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For the first six months of 2005, approximately 31% of our operating income was derived from operations in the Columbus market.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $640 million. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services. Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts at June 30, 2005 was $137.0 million. The fair value of the committed IRLCs resulted in an asset of $0.3 million and the related best efforts contracts resulted in a liability of $0.6 million at June 30, 2005. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At June 30, 2005, the notional amount of the uncommitted IRLC loans was $44.9 million. The fair value adjustment, which is based on quoted market prices, related to these commitments resulted in a $0.1 million asset at June 30, 2005. We have recorded $0.5 million income and $0.4 million income relating to marking these commitments to market for the quarters ended June 30, 2005 and 2004, respectively. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At June 30, 2005, the notional amount under the FMBSs was $45.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in an a liability of $0.2 million. We have recorded $0.5 million expense and $0.7 million expense relating to marking these FMBSs to market for the quarters ended June 30, 2005 and 2004, respectively. Additionally, immediately prior to or concurrent with funding uncommitted IRLC loans, we enter into a commitment with a third party investor to buy the specific IRLC loan.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of June 30, 2005:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(Dollars in thousands)	Rate	2005	2006	2007	2008	2009	Thereafter	Total	Value
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.57%	$21,067	$ -	$ -	$ -	$ -	$ -	$ 21,067	$ 19,940
Variable rate	4.72%	12,824	-	-	-	-	-	12,824	12,576

LIABILITIES:
Long-term debt:
Fixed rate	6.90%	$ 103	$222	$240	$261	$283	$207,160	$208,269	$203,821
Variable rate	4.83%	-	11,600	-	232,000	-	-	243,600	243,600

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2005, the Company began the implementation of a new computer system that will be used by our homebuilding operations to manage production of homes, and will be integrated with our existing accounting system. The implementation is expected to be phased into each of our homebuilding divisions over approximately a two-year period. During the current quarter, the new system was implemented in one of our homebuilding divisions, resulting in changes in internal control over financial reporting. The system implementation included deploying resources to mitigate internal control risks and perform additional verifications and testing to ensure continuing integrity of data used in financial reporting. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

Part II - Other Information

Item 1. Legal Proceedings - none.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares, and an announcement of the repurchase program was also made on December 10, 2002. The repurchase program has no expiration date. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended June 30, 2005, the Company did not repurchase any shares. As of June 30, 2005, the Company had approximately $14.6 million available to repurchase outstanding common shares from the 2002 Board approval.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1 to April 30, 2005	-	-	-	$14,599,000

May 1 to May 31, 2005	-	-	-	$14,599,000

June 1 to June 30, 2005	-	-	-	$14,599,000

Total	-	-	-	$14,599,000

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

M/I Homes, Inc.
(Registrant)

Date:	August 5, 2005	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	August 5, 2005	By:	/s/ Ann Marie Hunker
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