Form 10-Q
period 2005-09-30
M I HOMES INC
filed 2005-11-04
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, par value $.01 per share: 14,332,565 shares
outstanding as of October 31, 2005

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets September 30, 2005 (Unaudited) and December 31, 2004	3

		Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2005	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Submission of Matters to a Vote of Security Holders	32

	Item 5.	Other Information	33

	Item 6.	Exhibits	33

Signatures			34

Exhibit Index			35

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:

Cash	$ 3,277	$ 2,351
Cash held in escrow	21,061	21,731
Mortgage loans held for sale	31,200	67,918
Inventories	1,129,009	798,486
Property and equipment - net	33,095	33,306
Investment in unconsolidated limited liability companies	38,814	23,093
Other assets	44,914	31,641
TOTAL ASSETS	$1,301,370	$978,526

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 93,069	$ 50,447
Accrued compensation	16,177	25,462
Customer deposits	40,651	24,302
Other liabilities	65,667	63,345
Community development district obligations	6,746	5,057
Obligation for consolidated inventory not owned	4,092	4,932
Notes payable banks - homebuilding operations	303,000	279,000
Note payable bank - financial services operations	13,600	30,000
Mortgage notes payable	8,218	8,370
Senior notes - net of discount of $1,664 at September 30, 2005	198,336	-
TOTAL LIABILITIES	749,556	490,915

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	72,357	69,073
Retained earnings	535,770	477,370
Treasury shares - at cost - 3,293,558 and 3,440,489 shares, respectively
at September 30, 2005 and December 31, 2004	(56,489)	(59,008)
TOTAL SHAREHOLDERS’ EQUITY	551,814	487,611
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,301,370	$978,526

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Revenue	$332,478	$315,496	$839,876	$825,357

Costs and expenses:
Land and housing	247,730	237,542	626,690	608,682
General and administrative	21,039	17,840	53,345	46,189
Selling	21,394	19,847	56,378	53,208
Interest	3,903	2,965	8,673	6,557

Total costs and expenses	294,066	278,194	745,086	714,636

Income before income taxes	38,412	37,302	94,790	110,721

Provision for income taxes	13,333	14,735	35,320	43,736

Net income	$25,079	$22,567	$59,470	$66,985

Earnings per common share:
Basic	$1.75	$1.60	$4.16	$4.75
Diluted	$1.72	$1.57	$4.09	$4.65

Weighted average shares outstanding:
Basic	14,325	14,099	14,291	14,096
Diluted	14,577	14,370	14,540	14,412

Dividends per common share	$0.025	$0.025	$0.075	$0.075

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2005
	(Unaudited)
	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2004	14,185,634	$176	$69,073	$477,370	$(59,008)	$487,611
Net income	-	-	-	59,470	-	59,470
Dividends to shareholders, $0.075 per common share	-	-	-	(1,070)	-	(1,070)
Income tax benefit from stock options and executive
deferred stock distributions	-	-	1,688	-	-	1,688
Stock options exercised	123,970	-	1,099	-	2,125	3,224
Deferral of executive and director compensation	-	-	891	-	-	891
Executive and director deferred stock distributions	22,961	-	(394)	-	394	-

Balance at September 30, 2005	14,332,565	$176	$72,357	$535,770	$(56,489)	$551,814

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$59,470	$66,985
Adjustments to reconcile net income to net cash used in operating activities:
Loss from property disposals	81	96
Depreciation	1,954	1,784
Amortization of intangibles, debt discount and debt issue costs	1,103	-
Deferred income tax expense	3,018	3,166
Income tax benefit from stock transactions	1,688	1,902
Equity in undistributed (loss) income of unconsolidated limited liability companies	(3)	165
Write-off of unamortized debt discount and financing costs	-	580
Net change in assets and liabilities:
Cash held in escrow	670	(1,419)
Mortgage loans held for sale	36,718	28,103
Inventories	(287,111)	(183,601)
Other assets	(5,020)	(112)
Accounts payable	41,689	26,904
Customer deposits	16,034	5,106
Accrued compensation	(9,524)	(7,318)
Other liabilities	(4,197)	(2,758)
Net cash used in operating activities	(143,430)	(60,417)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,747)	(799)
Acquisition, net of cash acquired	(23,185)	-
Investment in unconsolidated limited liability companies	(26,945)	(6,776)
Distributions from unconsolidated limited liability companies	4,691	219
Net cash used in investing activities	(47,186)	(7,356)

FINANCING ACTIVITIES:
(Repayments of) proceeds from bank borrowings - net	(4,802)	132,800
Principal repayments of mortgage notes payable	(152)	(3,195)
Redemption of senior notes	-	(50,000)
Proceeds from senior notes - net of discount of $1,774	198,226	-
Debt issue costs	(3,884)	-
Dividends paid	(1,070)	(1,062)
Proceeds from exercise of stock options	3,224	1,352
Payments to acquire treasury shares	-	(11,261)
Net cash provided by financing activities	191,542	68,634

Net increase in cash	926	861
Cash balance at beginning of year	2,351	2,543
Cash balance at end of period	$ 3,277	$ 3,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 974	$ 6,441
Income taxes	$34,322	$41,155

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$ 1,689	$ 5,293
Consolidated inventory not owned	$ (840)	$ 4,932
Land acquired with mortgage notes payable	$ -	$27,700
Distribution of single-family lots from unconsolidated limited liability companies	$ 6,536	$ 5,971
Deferral of executive and director compensation	$ 891	$ 795
Executive and director deferred stock distributions	$ 394	$ 1,454

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and could have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to inventory valuation, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, income taxes and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in the “Risk Factors” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by the Private Securities Litigation Reform Act of 1995.

NOTE 2. Acquisition

During the third quarter of 2005, the Company expanded its homebuilding operations in Florida through the acquisition of the assets and assumption of liabilities of Shamrock Homes, Inc. (“Shamrock”), located in Tavares, Florida. In connection with this acquisition, the Company paid cash of $39.7 million, including the payoff of debt assumed in the acquisition, and net of cash acquired. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to reflect the fair value of assets acquired and liabilities assumed. Under this method, the Shamrock assets acquired and liabilities assumed were recorded on our balance sheet at their fair market value as of July 1, 2005, resulting in an $8.1 million write-up of inventory, $6.5 million of intangible assets and $1.6 million of goodwill, for a total write-up of $16.2 million. Intangible assets include the Shamrock name, with a fair value of $5.7 million being amortized over an expected life of five years; house plans with a fair value of $0.5 million being amortized over an expected life of two years; and land options with a fair value of $0.3 million that will be reclassified to land when the related land is purchased.  Amortization expense associated with the above intangible assets is estimated to range from $1.1 million to $1.4 million annually during each of the next five years.  We believe goodwill will be fully deductible for tax purposes. The allocation of purchase price has not been finalized as of September 30, 2005, and will be finalized after resolution of purchase price adjustments and completion of an independent valuation of intangible assets. The results of operations of Shamrock are included in the Company’s results of operations since the acquisition date of July 1, 2005. The pro forma effect of the Shamrock acquisition on the results of operations is not presented as the effect is not material.

NOTE 3. Stock-Based Employee Compensation

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under such plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$25,079	$22,567	$59,470	$66,985
Deduct: Total stock-based employee compensation
expense determined under a fair value based method
for all awards, net of related income tax effect	(471)	(334)	(1,386)	(387)
Pro forma net income	$24,608	$22,233	$58,084	$66,598

Earnings per share:
Basic - as reported	$1.75	$1.60	$4.16	$4.75
Basic - pro forma	$1.72	$1.58	$4.06	$4.72

Diluted - as reported	$1.72	$1.57	$4.09	$4.65
Diluted - pro forma	$1.69	$1.55	$3.99	$4.62

The fair value of options granted during the three and nine months ended September 30, 2005 and 2004 was established at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Three and
	Nine Months Ended
	September 30,
	2005	2004

Expected dividend yield	0.23%	0.26%
Risk-free interest rate	3.77%	2.79%
Expected volatility	29.2%	32.5%
Expected life (in years)	6	6
Weighted average fair value of options	$19.38	$16.62

NOTE 4. Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. The statement supersedes APB Opinion No. 25 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” The statement also amends SFAS No. 95, “Statement of Cash Flows.” The statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees. SFAS 123(R) applies to all awards granted or that vest after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements.

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

NOTE 5. Inventory

A summary of inventory is as follows:
	September 30,	December 31,
(In thousands)	2005	2004

Single-family lots, land and land development costs	$ 699,447	$553,237
Homes under construction	409,689	226,789
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2005 - $193;
December 31, 2004 - $156)	732	1,351
Community development district infrastructure (Note 11)	6,746	5,058
Land purchase deposits	8,303	7,119
Consolidated inventory not owned (Note 12)	4,092	4,932
Total inventory	$1,129,009	$798,486

Single-family lots, land and land development costs include raw land the Company has purchased to develop into lots, costs incurred to develop the raw land into lots and lots for which development has been completed but for which the lots have not yet been sold or committed to a third party for starting construction of a home.

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

NOTE 6. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:

Three Months Ended	Nine Months Ended
September 30,	September 30,	September 30,	September 30,
(In thousands)	2005	2004	2005	2004

Capitalized interest, beginning of period	$16,676	$15,553	$15,289	$14,094
Interest capitalized to inventory	4,190	1,552	9,056	5,126
Capitalized interest charged to cost of sales	(1,953)	(1,183)	(5,432)	(3,298)

Capitalized interest, end of period	18,913	15,922	18,913	15,922

Interest incurred	$ 8,093	$ 4,517	$17,729	$11,683

NOTE 7. Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following are the major classes of depreciable assets and their estimated useful lives:

	September 30,	December 31,
(In thousands)	2005	2004

Land, building and improvements	$11,824	$11,824
Office furnishings, leasehold improvements and computer equipment	9,678	8,181
Transportation and construction equipment	22,540	22,497
Property and equipment	44,042	42,502
Accumulated depreciation	(10,947)	(9,196)
Property and equipment, net	$33,095	$33,306

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements and computer equipment	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was approximately $0.6 million and $1.9 million, respectively, for the three and nine month periods ended September 30, 2005, compared to approximately $0.5 million and $1.7 million, respectively, for the three and nine month periods ended September 30, 2004.

NOTE 8. Investment in Unconsolidated Limited Liability Companies

Homebuilding Limited Liability Companies. At September 30, 2005, the Company had interests varying from 33% to 50% in limited liability companies that engage in land purchase and development activities for the purpose of distributing developed lots to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. The entities typically meet the criteria of variable interest entities (VIEs) as defined in FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). One of our limited liability companies does not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors. These entities have assets and liabilities totaling approximately $102.5 million and $23.5 million, respectively, at September 30, 2005. The Company’s maximum exposure related to its investment in these entities as of September 30, 2005 is the amount invested of $38.8 million plus letters of credit of $9.1 million (of which the Company’s proportionate share is $3.8 million), which serve as completion bonds for development work in process by the entities. Included in the Company’s investment in limited liability companies at September 30, 2005 and December 31, 2004 are $0.6 million and $0.3 million, respectively, of capitalized interest and other costs. These entities generally do not incur debt; however, during the first quarter 2005, one of these entities obtained outside financing from a third party lender. As of September 30, 2005, the entity had borrowed $21.3 million under its revolving debt agreement. In connection with this outside financing, the Company provided to the lender certain guarantees and indemnities as discussed more fully in Note 9.

The Company has determined it is not the primary beneficiary of the VIEs, and our ownership in the other limited liability company is not in excess of 50%; therefore, our homebuilding limited liability companies are recorded using the equity method of accounting.

Title Operations Limited Liability Companies. As of September 30, 2005, M/I Financial, Corp. (“M/I Financial”), a wholly-owned subsidiary of the Company, owned a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. The Company’s maximum exposure related to this investment is limited to the amount invested, which was approximately $10,000 and $23,000 at September 30, 2005 and December 31, 2004, respectively. The total assets and corresponding total liabilities and partner’s equity for our unconsolidated title agency was approximately $5,000 as of September 30, 2005 and December 31, 2004.

NOTE 9. Guarantees and Indemnifications

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
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2005	2004	2005	2004
Warranty accrual, beginning of period	$12,580	$10,119	$13,767	$ 9,173
Warranty expense on homes delivered during the period	2,636	2,504	6,607	7,067
Changes in estimates for pre-existing warranties	166	2,901	(351)	3,598
Settlements made during the period	(2,927)	(2,677)	(7,568)	(6,991)
Warranty accrual, end of period	$12,455	$12,847	$12,455	$12,847

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet certain conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $293.0 million and $383.0 million were covered under the above guaranty as of September 30, 2005 and December 31, 2004, respectively. A portion of the revenue paid to the Company for providing the guaranty on the above loans was deferred at September 30, 2005, and will be recognized in income as the Company is released from its obligation under the guaranty. M/I Financial has not repurchased any loans under the above agreements in 2005 or 2004, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $3.4 million and $4.7 million as of September 30, 2005 and December 31, 2004, respectively, relating to the above agreements. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $3.0 million and $4.3 million at September 30, 2005 and December 31, 2004, respectively, and would be offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company. In addition, in January and August 2005, the Company provided an environmental indemnification and a guaranty for the completion of land development to a third party lender in connection with outside financing provided by the lender to one of our 50% owned limited liability companies (“LLCs”). Under the environmental indemnification, the Company and its partner in the LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guaranty, the Company and its partner in the LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the completion guaranty was approximately $27.2 million as of September 30, 2005. The risk associated with this guaranty is offset by the value of the underlying assets. Additionally, the LLC operating agreement provides recourse against our partner in the LLC for 50% of any actual liability associated with either the environmental indemnification or the completion guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.6 million and $2.8 million at September 30, 2005 and December 31, 2004, respectively, which is management’s best estimate of the fair value of the Company’s liability.

In August 2005, the Company provided a guarantee of the performance and payment obligations of it wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million. The guarantee was provided to a government-sponsored enterprise that M/I Financial delivers loans to.

NOTE 10. Commitments and Contingencies

At September 30, 2005, the Company had sales agreements outstanding, some of which have contingencies for financing approvals, to deliver 3,522 homes, with an aggregate sales price of $1.1 billion. Based on our current year-to-date housing gross margin of 23.4%, plus variable selling costs of 4.1% of revenue, we estimate payments totaling approximately $919.0 million to be made relating to those homes.

At September 30, 2005, the Company has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $421.5 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At September 30, 2005, the Company had outstanding approximately $153.5 million of completion bonds and standby letters of credit that expire at various times through August 2010. Included in this total are $110.4 million of performance bonds and $26.5 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $3.8 million share of our limited liability companies’ letters of credit); $13.5 million of financial letters of credit, of which $11.3 million represent deposits on land and lot purchase contracts; and $3.1 million of financial bonds.

At September 30, 2005, the Company has outstanding $3.2 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under contracts to purchase land or lots from third parties. No interest or principal is due until the time of default. In the event that the Company performs under these purchase contracts without default, the notes will become null and void and no payment will be required.

At September 30, 2005, the Company has $0.4 million of certificates of deposit included in other assets that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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

NOTE 11. Community Development District Infrastructure and Related Obligations

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

Issue Date	Maturity Date	Interest Rate	Principal Amount (In thousands)
5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
Total CDD bond obligations issued and outstanding as of September 30, 2005			$24,480

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $6.7 million liability related to these CDD bond obligations as of September 30, 2005, along with the related inventory infrastructure.

NOTE 12. Consolidated Inventory Not Owned and Related Obligation

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

As of September 30, 2005, the Company has recorded $4.1 million within Inventory on the Unaudited Condensed Consolidated Balance Sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 13. Senior Notes

During the first half of 2005, the Company sold $200 million of 6.875% senior notes due April 2012 (“Senior Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended (“the Securities Act”). On July 14, 2005, a corresponding amount of Senior Notes was registered under the Securities Act, and on August 31, 2005, the Company completed an exchange of the unregistered Senior Notes for registered Senior Notes. The Company used the proceeds from the original Senior Notes issuance to repay amounts outstanding under its revolving credit facility. The notes are guaranteed by all of the Company’s wholly-owned subsidiaries.

The Senior Notes contain covenants that place limitations on the incurrence of additional indebtedness, payment of dividends, asset dispositions, certain investments and creations of liens, among other items. The Company may redeem the Senior Notes, in whole or in part, at any time before April 2012 at a redemption price equal to 100% of the principle amount of the notes plus accrued and unpaid interest to the date of the redemption, if any, plus a “make-whole” premium based on U.S. Treasury Rates.

NOTE 14. Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Basic weighted average shares outstanding	14,325	14,099	14,291	14,096
Effect of dilutive securities:
Stock option awards	134	119	131	143
Deferred compensation awards	118	152	118	173
Diluted average shares outstanding	14,577	14,370	14,540	14,412

Net income	$25,079	$22,567	$59,470	$66,985

Earnings per share
Basic	$1.75	$1.60	$4.16	$4.75
Diluted	$1.72	$1.57	$4.09	$4.65

Anti-dilutive options not included in the calcuation of diluted
earnings per share	-	-	234	-

NOTE 15. Purchase of Treasury Shares

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares, and an announcement of the repurchase program was also made on December 10, 2002. The repurchase program has no expiration date. The purchases may occur on the open market and/or in privately negotiated transactions as market conditions warrant. During the nine-month period ended September 30, 2005, the Company did not repurchase any shares. As of September 30, 2005, the Company had $14.6 million available to repurchase outstanding common shares from the original Board approval.

NOTE 16. Dividends

On October 20, 2005, the Company paid to shareholders of record of its common stock on October 3, 2005, a cash dividend of $0.025 per share. Total dividends paid in 2005 through October 20, were approximately $1.4 million.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2005	2004	2005	2004

Revenue:
Homebuilding	$329,746	$304,357	$817,079	$812,816
Financial services	6,869	7,681	20,293	26,322
Intersegment and other	(4,137)	3,458	2,504	(13,781)

Total revenue	$332,478	$315,496	$839,876	$825,357

Income before income taxes:
Homebuilding	$ 30,182	$ 30,073	$ 66,821	$ 83,749
Financial services	4,193	4,570	12,875	18,032
Corporate and other	4,037	2,659	15,094	8,940

Total income before income taxes	$ 38,412	$ 37,302	$ 94,790	$110,721

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. is one of the nation’s leading builders of single-family homes, having sold more than 65,000 homes since our inception in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes, Showcase Homes and Shamrock Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C., with our presence in Delaware resulting from the expansion of our Washington, D.C. operations during 2005. In 2004, the latest year for which information is available, we were the 20th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

●	Information Relating to Forward-Looking Statements
●	Our Application of Critical Accounting Estimates and Policies
●	Our Results of Operations
●	Our Results of Operations
●	Discussion of Our Liquidity and Capital Resources
●	Discussion of Our Contractual Obligations
●	Discussion of Our Utilization of Off-Balance Sheet Arrangements
●	Impact of Interest Rates and Inflation
●	Discussion of Risk Factors

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-K, 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public.  Words such as expects,”“targets,”“goals,”“projects,”“intends,”“plans,”“believes,”“seeks,”“estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the Risk Factors section.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section and in the Risk Factors section below.

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

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), or when the loan has been sold to a third party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, those financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing. Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial, is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. All other costs are expensed as incurred.

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2005, with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $300,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $5.0 million deductible per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $4.9 million and $3.0 million for all self-insured and general liability claims during the nine months ended September 30, 2005 and 2004, respectively. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Highlights and Trends for the Three and Nine Months Ended September 30, 2005

●
Homes delivered declined 8% and 14% for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The decline in homes delivered was anticipated, due to softness in our Midwest markets, lower community counts going into 2005 and delays in our Florida markets caused by weather, longer regulatory processes and shortages in certain materials and labor. We anticipate that our number of homes delivered in the fourth quarter will increase, and currently anticipate 2005’s annual homes delivered to be approximately 4,275 compared to 4,303 in 2004.

●
Total revenue for the three months ended September 30, 2005 increased 5% from 2004’s third quarter. Homes delivered, as discussed above, declined 8% when compared to 2004; however, this decline was offset by an increase of 15% in our average sales price, from $267,000 to $307,000. As a result of the increased average sales price of homes delivered, our housing revenue increased $18.7 million (6%). Land revenue increased $6.7 million, primarily as a result of lots sold to third parties in Tampa, Columbus and Washington, D.C. during 2005’s third quarter. Our financial services revenue declined $0.8 million (11%) compared to the prior year, due to a 19% decrease in the number of loans originated and the mix of fixed rate versus adjustable rate mortgage loans sold. In addition, for the three months ended September 30, 2005, we recorded a $1.9 million reduction in revenue within intersegment and other related to the change in home closings with low-down payment loans that were not yet sold to a third party, whereas the impact to revenue for the three months ended September 30, 2004 resulted in the recognition of $6.0 million of revenue.

●
Total revenue for the nine months ended September 30, 2005 increased 2%. Homes delivered for the nine months ended September 30, 2005 declined 14% when compared to 2004; however, this decline was offset by an increase of 14% in our average sales price, from $259,000 to $295,000. As a result of the offsetting impact of fewer homes delivered and a higher average sales price, our housing revenue slightly decreased $13.3 million (2%) due to the mix of homes delivered. Land revenue increased $17.6 million, primarily as a result of lots sold to third parties in Tampa, Columbus and Washington, D.C. during the first nine months of 2005. Our financial services revenue declined $6.0 million (23%) compared to the prior year due to 21% fewer loan originations. In addition, for the nine months ended September 30, 2005, we recognized $10.3 million of revenue within intersegment and other related to the change in home closings with low-down payment loans that were not yet sold to a third party, whereas the impact to revenue for the nine months ended September 30, 2004 resulted in a $5.4 million reduction in revenue.

●
For the nine months ended September 30, 2005, approximately 33% of our operating income was derived from operations in our Columbus market, compared to approximately 40% for the nine months ended September 30, 2004. We anticipate that this percentage will continue to decline during 2005 and further in 2006 as a higher percentage of our homes delivered are expected in markets outside of Columbus.

●
For the quarter ended September 30, 2005, income before income taxes increased $1.1 million and 3% from 2004’s third quarter. Contributing to the increase was a $7.5 million (11%) increase in the housing gross margin as a result of the 6% revenue increase discussed above, in addition to an approximate 100 basis point increase in housing gross margin percentage (23.7% in 2005 compared to 22.7% in 2004). Additionally, land gross margin increased $1.4 million. Total selling, general and administrative costs and interest expense were up $4.7 million and $0.9 million, respectively, compared to 2004’s third quarter, partially offsetting the higher homebuilding gross margins.

●
For the nine months ended September 30, 2005, income before income taxes declined $15.9 million and 14% from 2004’s first nine months. Housing’s gross margin was virtually flat compared to 2004, as a result of the 2% decrease in housing revenue discussed above, offset partially by a slightly higher gross margin percentage (23.4% in 2005 compared to 23.0% in 2004); however, land gross margin increased $2.8 million compared to 2004. Approximately $5.2 million of the overall decline is attributable to our financial services operations due to the revenue reduction discussed above. Selling, general and administrative costs also increased $10.3 million. This increase was primarily due to land-related expenses associated with our growth and diversification activities, including real estate taxes, homeowner’s association fees for communities under construction, termination of certain Midwest land projects and additional personnel costs, totaling approximately $6.1 million. Additionally, the increase was due to 2005’s absence of $2.3 million income relating to interest rate swaps that terminated in September 2004, $2.4 million higher selling costs due to increased realtor involvement and the opening of more sales offices and models than in the prior year and $0.9 million higher insurance premiums. The above increases were offset partially by a $1.6 million decrease in management incentive compensation due to the decline in year-to-date net income, timing of other expenses totaling $1.7 million and the absence of $2.0 million of expense recorded in 2004’s third quarter general and administrative expense relating to the redemption of our $50 million senior notes. In addition, interest expense was $2.1 million higher than in 2004.

●
Our selling, general and administrative costs were 12.8% and 13.1% of revenue for the three and nine months ended September 30, 2005, respectively, compared to 11.9% and 12.0% for the three and nine months ended September 30, 2004, respectively. We expect a decline in 2005’s annual percentage as our number of homes delivered increases during the fourth quarter of the year.

●
New contracts in the third quarter increased 20% when compared to the third quarter of 2004, driven by strong demand in our Florida markets. New contracts remain flat compared to the prior year for the first nine months of the year; however, we expect that annual new contracts will increase over the prior year as we continue to open new communities, with our goal being a full year increase of 15%.

●
As a result of lower refinance volume for outside lenders, we expect to experience continued downward pressure on our mortgage company’s capture rate, which was approximately 84% for the quarters ended September 30, 2005 and 2004. This could negatively affect earnings due to the lower capture rate and lower margins.

●
We continue to focus on our land supply, and expect to purchase approximately $375 million of land in 2005, including our July 2005 acquisition of a private homebuilder in Florida, with approximately 85% of those purchases being in markets outside the Midwest, as we continue to increase our land position in those markets where we expect our future growth to be primarily generated. Through the first nine months of 2005, we purchased $254 million of land.

●
During 2005, we issued $200 million in aggregate principal amount of 6.875% senior notes due April 2012. The proceeds from this offering were used to pay down our existing revolving bank borrowings. We believe this issuance provides us with long-term strategic capital at an attractive cost and increases the availability under our unsecured credit facility.

●
For the nine months ended September 30, 2005, our effective tax rate was 37.3% compared to 39.5% for 2004’s comparable period. The reduction was primarily a result of the manufacturing credit established by the 2004 American Jobs Creation Act. The decrease is also due to a change in the state of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, which is classified as general and administrative expense. We do not expect this change in Ohio’s tax laws to have a material impact on our cash flows. In addition we had a favorable resolution of certain state-related tax matters during the third quarter of 2005. We currently estimate our ongoing effective rate to be approximately 38.0%.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2005	2004	2005	2004

Revenue:
Homebuilding	$329,746	$304,357	$817,079	812,816
Financial services	6,869	7,681	20,293	26,322
Intersegment and other	(4,137)	3,458	2,504	(13,781)

Total revenue	$332,478	$315,496	$839,876	$825,357

Income before income taxes:
Homebuilding	$ 30,182	30,073	$ 66,821	$ 83,749
Financial services	4,193	4,570	12,875	18,032
Corporate and other	4,037	2,659	15,094	8,940

Total income before income taxes	$ 38,412	$ 37,302	$ 94,790	$110,721

Other company financial information:

Interest expense	$ 3,903	$ 2,965	$ 8,673	$ 6,557

Effective tax rate	34.7%	39.5%	37.3%	39.5%

Total gross margin %	25.5%	24.7%	25.4%	26.3%

Total operating margin %	12.7%	12.8%	12.3%	14.2%

Homebuilding Operations

The following table sets forth certain information related to our homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenue:
Housing	$320,826	$302,114	$788,086	$801,407
Land	8,920	2,243	28,993	11,409
Total revenue	$329,746	$304,357	$817,079	$812,816
Revenue:
Housing	97.3%	99.3%	96.5%	98.6%
Land	2.7	0.7	3.5	1.4
Total revenue	100.0	100.0	100.0	100.0
Land and housing costs	76.4	77.3	76.6	76.9
Gross margin	23.6	22.7	23.4	23.1
General and administrative expenses	3.5	2.8	3.4	2.6
Selling expenses	6.4	6.4	6.8	6.5
Operating income	13.7	13.5	13.2	14.0
Allocated expenses	4.5	3.6	5.0	3.7
Income before income taxes	9.2%	9.9%	8.2%	10.3%
Ohio and Indiana Region
Unit data:
New contracts	478	497	1,669	1,928
Homes delivered	631	745	1,569	2,007
Backlog at end of period	1,410	1,559	1,410	1,559
Average sales price of homes in backlog	$284	$272	$284	$272
Aggregate sales value of homes in backlog	$401,000	$425,000	$401,000	$425,000
Number of active communities	85	86	85	86
Florida Region
Unit data:
New contracts	481	352	1,200	1,021
Homes delivered	260	245	709	746
Backlog at end of period	1,683	1,053	1,683	1,053
Average sales price of homes in backlog	$318	$272	$318	$272
Aggregate sales value of homes in backlog	$536,000	$286,000	$536,000	$286,000
Number of active communities	30	20	30	20
North Carolina and Washington, D.C. Region
Unit data:
New contracts	204	122	544	462
Homes delivered	156	145	397	350
Backlog at end of period	429	354	429	354
Average sales price of homes in backlog	$472	$438	$472	$438
Aggregate sales value of homes in backlog	$202,000	$155,000	$202,000	$155,000
Number of active communities	25	24	25	24
Total
Unit data:
New contracts	1,163	971	3,413	3,411
Homes delivered	1,047	1,135	2,675	3,103
Backlog at end of period	3,522	2,966	3,522	2,966
Average sales price of homes in backlog	$323	$292	$ 323	$292
Aggregate sales value of homes in backlog	$1,139,000	$866,000	$1,139,000	$866,000
Number of active communities	140	130	140	130

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. The cancellation rate for the quarters ended September 30, 2005 and 2004 was 21.7% and 21.3%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 365 and 181 at September 30, 2005 and 2004, respectively. Starting during the fourth quarter of 2004, the Company increased its investment in unsold speculative homes, primarily in the Midwest (Ohio and Indiana) region, to stimulate sales in older communities, to provide potential homebuyers with more flexibility and to build and showcase new product lines in certain of our markets.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue. Revenue for the homebuilding segment was $329.7 million for the third quarter of 2005, compared to $304.4 million in 2004. Land revenue increased from $2.2 million in 2004 to $8.9 million in 2005 due primarily to third party sales of lots in Tampa, Columbus and Washington, D.C., which had $8.9 million of revenue in 2005 compared to $1.6 million in 2004 in these markets. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties. Housing revenue increased 6% compared to 2004, despite having 8% fewer homes delivered, due to a 15% increase in average sales price of homes delivered, from $267,000 to $307,000, with increases occurring in all of our markets except Indianapolis. The 8% decline in homes delivered, from 1,135 to 1,047, resulted from an expected decline in the Midwest (Columbus and Indiana), where closings were down 15% due to softness in the economy. The Midwest decline was partially offset by improvements in Florida and Washington, D.C.

Home Sales and Backlog. New contracts in the third quarter of 2005 increased 20% over the prior year, from 971 to 1,163, primarily led by our Florida region. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of communities and interest rates available to potential homebuyers. At September 30, 2005, our backlog consisted of 3,522 homes, with an approximate sales value of $1.1 billion, with backlog in our Florida markets up nearly 90% compared to September 30, 2004. This overall increase in backlog represents a 19% increase in units and a 32% increase in sales value from September 30, 2004. The average sales price of homes in backlog increased by 11%, with increases occurring in most of our markets. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of the quarter including more homes than the prior year within our Florida and Washington, D.C. markets, where our homes carry higher sales prices than in our Midwest region.

Gross Margin. The gross margin for the homebuilding segment was 23.6% for the third quarter of 2005, compared to 22.7% for the third quarter of 2004. Housing gross margin increased from 22.7% to 23.7% and land gross margin decreased from 27.1% to 22.2%. The increase in housing’s gross margin was driven by improved gross margins in our Florida and Washington, D.C. markets, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic and market factors. Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $8.4 million and 2.8% of revenue in the third quarter of 2004 to $11.5 million and 3.5% of revenue in the third quarter of 2005. The increase was primarily due to a $1.4 million increase in real estate taxes and homeowners association dues related to having more raw land and more communities under development than in 2004, $0.7 million payroll increase due to additional associates to handle increased land activities related to planned growth and $0.3 million increase relating to amortization of intangible assets associated with the acquisition of Shamrock on July 1, 2005.

Selling Expenses. Selling expenses increased from $19.5 million in 2004’s third quarter to $21.3 million in 2005; however, as a percentage of revenue remained consistent at 6.4% for 2005’s and 2004’s third quarter.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue. Revenue for the homebuilding segment was $817.1 million for the nine months ended September 30, 2005, compared to $812.8 million in 2004, an increase of less than 1%. Land revenue increased from $11.4 million in 2004 to $29.0 million in 2005 due primarily to third party land sales in Tampa, Columbus and Washington, D.C., which resulted in $27.0 million of revenue in 2005 compared to $5.2 million in 2004 in these markets. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties. Housing revenue decreased 2% compared to 2004, resulting from a 14% decrease in homes delivered, from 3,103 to 2,675, substantially offset by a 14% increase in average sales price of homes delivered, from $259,000 to $295,000, with the remaining impact from the mix of homes delivered.

Home Sales. New contracts in the first nine months of 2005 were 3,413 compared to 3,411 in 2004; however, the mix of new contracts changed, with a 13% decline in the Midwest being offset by increases in Florida, North Carolina and Washington, D.C.

Gross Margin. The gross margin for the homebuilding segment was 23.4% for the nine months ended September 30, 2005, a slight increase from the 23.1% gross margin for the same period in 2004. Housing gross margin increased from 23.0% to 23.4% and land gross margin decreased from 34.1% to 23.0%. The increase in housing’s gross margin was driven by improved gross margins in our Florida and Washington, D.C. markets, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic factors. Land gross margins can vary significantly depending on the sales price, the cost of the subdivision and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $20.8 million and 2.6% of revenue during the first nine months of 2004 to $28.1 million and 3.4% of revenue for 2005’s first nine months of the year. The increase was primarily due to a $2.8 million increase in real estate taxes and homeowner’s association fees related to having more raw land and more communities under development than in 2004, $0.9 million increase due to additional associates to handle increased land activities related to planned growth, $0.4 million increase in costs associated with abandoned land deals, $0.4 million increase in architectural expenses associated with new product designs, primarily in our Washington, D.C. market, and $0.3 million increase relating to amortization of intangible assets associated with the acquisition of Shamrock on July 1, 2005. We expect general and administrative expense as a of percentage revenue to decline on an annual basis, as numerous investments were made in late 2004 and early 2005 to generate growth that we expect to realize in the last quarter of 2005 and in future periods.

Selling Expenses. Selling expenses increased from $53.0 million and 6.5% of revenue during the first nine months of 2004 to $55.4 million and 6.8% of revenue for 2005’s comparable period. The increase in expense was primarily due to a $1.8 million increase in sales commissions paid to outside realtors relating to homes delivered. Additionally, sales office and model expenses increased $1.2 million due to new communities, while advertising was $0.6 million lower.

Financial Services Operations

The following table sets forth certain information related to the financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30
(Dollars in thousands)	2005	2004	2005	2004

Number of loans originated	692	853	1,857	2,340

Revenue	$6,869	$7,681	$20,293	$26,322
General and administrative expenses	2,676	3,111	7,418	8,290

Income before income taxes	$4,193	$4,570	$12,875	$18,032

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue. Mortgage and title operations revenue decreased $0.8 million (11%) for the quarter ended September 30, 2005 compared to the prior year comparable period, primarily due to the 19% decrease in the number of loans originated. At September 30, 2005, M/I Financial was operating in eight of our nine markets. In these eight markets, 84% of our homes delivered during the quarter that were financed were through M/I Financial. As a result of lower refinance volume for outside lenders, resulting in increased competition for the Company’s homebuyer customer, and increased demand for ARM loans, during 2005 we expect to experience continued downward pressure on our capture rate and margins. This could negatively affect earnings due to the lower capture rate and tighter margins.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2005 were $2.7 million, a 14% decrease over the 2004 amount of $3.1 million. The decrease was primarily a result of the absence of $0.5 million of costs incurred during 2004’s third quarter due to slowdown of the Midwest market.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue. Mortgage and title operations revenue decreased $6.0 million (23%) for the first nine months of 2005 compared to the 2004. This decline was primarily due to the 21% decline in the number of loans originated.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2005 were $7.4 million, an 11% decrease over the 2004 amount of $8.3 million. The decrease was primarily a result of the absence of $1.5 million of costs incurred during 2004’s second and third quarters due to slowdown of the Midwest market.

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
Three Months Ended			Nine Months Ended
September 30,		September 30,	September 30,	September 30,
(In thousands)	2005	2004	2005	2004

Intersegment revenue eliminations and reclassifications	$(4,137)	$3,458	$ 2,504	$(13,781)
Intersegment cost of sales eliminations and adjustments	4,127	(2,149)	(1,012)	16,260
Corporate selling, general and administrative expenses	(7,085)	(6,792)	(19,033)	(17,538)
Interest income from allocations to homebuilding,
net of interest incurred	11,132	8,142	32,635	23,999

Income before income taxes	$4,037	$2,659	$15,094	$ 8,940

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Intersegment and Other Revenue. Intersegment and other revenue eliminations and reclassifications decreased to a $4.1 million reduction of revenue in the third quarter 2005 compared to $3.5 million of revenue in 2004’s third quarter. Included in this amount in 2005 and 2004, respectively, is the $1.9 million negative and $6.0 million positive current period revenue impact of the change in the deferral of revenue related to homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party. In 2004, we experienced a rise in the number of low-down payment loans, and as a result we have revised our operating procedures in 2005 to sell these loans to third parties in a more accelerated manner following the closing of the loans with our homebuyers. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $2.0 million and $2.4 million in 2005 and 2004, respectively.

Intersegment Cost of Sales Eliminations and Adjustments. Intersegment cost of sales eliminations and adjustments decreased to a $4.1 million reduction of cost of sales in the third quarter of 2005 compared to a $2.1 million increase in cost of sales in the third quarter of 2004. Included in this amount in 2005 and 2004, respectively, is the $1.6 million positive and $4.8 million negative current period cost of sales impact of the change in the deferral of revenue related to homes delivered with low-down payment loans as discussed above. This amount also includes the elimination of fees charged by financial services to homebuilding of $2.0 million and $2.4 million in 2005 and 2004, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $1.0 million and $0.9 million in 2005 and 2004, respectively. The current period impact for deferral of profit between land and housing for lots transferred that were not yet sold to a third party resulted in $0.9 million income and $1.4 million of expense in 2005 and 2004, respectively. The amount also includes the negative current period impact of capitalizing certain homebuilding costs as required by GAAP in the amount of $0.9 million and $0.3 million in 2005 and 2004, respectively. In addition, 2004 also includes a $2.8 million charge relating to a change in estimate for our structural warranty and $0.9 million of expense related to the Florida hurricanes.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased 4% in the third quarter of 2005 to $7.1 million, compared to $6.8 million in 2004. The increase was primarily attributable to a $2.0 million increase in payroll-related costs due to both higher net income compared to 2004’s third quarter, and additional associates to support our increased land activities and planned growth initiatives. Also impacting the increase was the absence of $0.5 million of income recorded in 2004’s third quarter associated with our interest rate swaps that expired during the third quarter of 2004. These increases were partially offset by the absence of $2.0 million of expense recorded in 2004’s third quarter relating to the redemption of our $50 million senior notes, along with a $0.5 million planned decrease from the elimination of certain employee benefits. As a percentage of total Company revenue, corporate selling, general and administrative expenses decreased from 2.2% in 2004’s third quarter to 2.1% for the same period in 2005.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $3.0 million higher in 2005 than in 2004. The interest allocated to homebuilding was $18.4 million for the third quarter of 2005 compared to $13.0 million for the same period in 2004, an increase of 42%. This increase was due to an increase in the net investment within the homebuilding divisions, which is primarily the result of increased land purchases and homes under construction. There was also a $1.2 million favorable impact of interest capitalization in corporate relating to our homebuilding operations. These increases were partially offset by higher interest incurred in 2005’s third quarter of $8.1 million, compared to $4.5 million in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Intersegment and Other Revenue. Intersegment and other revenue eliminations and reclassifications increased to $2.5 million of revenue for the first nine months of 2005 compared to a $13.8 million reduction in revenue in 2004’s first nine months. Included in this amount in 2005 and 2004, respectively, is the $10.3 million positive and $5.4 million negative current period revenue impact of the change in the deferral of revenue related to homes delivered with low-down payment loans, as discussed above in the third quarter results. Also included within this amount is the elimination of revenue that financial services recorded from homebuilding for loan origination fees and title premiums, accounting for $5.8 million and $6.1 million in 2005 and 2004, respectively. The amount also includes $0.9 million and $2.5 million in 2005 and 2004, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP.

Intersegment Cost of Sales Eliminations and Adjustments. Intersegment cost of sales eliminations and adjustments increased to $1.0 million expense for the first nine months of 2005 compared to a $16.3 million reduction of cost of sales during the first nine months of 2004. Included in this amount in 2005 and 2004, respectively, is the $8.1 million positive and $6.2 million negative current period cost of sales impact of the change in the deferral of revenue related to homes delivered with low-down payment loans, as discussed above. This amount also includes the elimination of fees charged by financial services to homebuilding of $5.8 million and $6.1 million in 2005 and 2004, respectively, and the elimination of amounts allocated to homebuilding for various corporate services of $2.7 million in both 2005 and 2004. The current period impact for deferral of profit between land and housing for lots transferred that were not yet sold to a third party resulted in $5.1 million of expense and $0.8 million reduction of expense in 2005 and 2004, respectively. The amount also includes $0.9 million and $2.5 million reclassifications in 2005 and 2004, respectively, relating to amounts included in revenue within the homebuilding segment that must be reported in cost of sales for proper presentation in accordance with GAAP, along with the impact of capitalizing certain homebuilding costs as required by GAAP in the amount of $3.7 million and $1.8 million in 2005 and 2004, respectively. In addition, 2004 also includes a $4.0 million charge relating to a change in estimate for our structural warranty and other warranty related costs, and $0.9 million of expense related to the Florida hurricanes.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased 9% for the nine months ended September 30, 2005 to $19.0 million, compared to $17.5 million in 2004. The increase was primarily due to the absence in 2005 of $2.3 million income relating to interest rate swaps, which expired in September 2004, along with the absence in 2005 of a $1.6 million credit associated with an intercompany marketing charge to our financial services operations. In addition, payroll-related costs for additional associates to support our increased land activities and planned growth initiatives resulted in a $1.2 million increase over the prior year. Insurance costs also increased $0.9 million over the prior year comparable period, due to increases in premiums starting during the second half of 2004. These increases were partially offset by a $1.6 million decrease in management bonuses due to the reduction in the first nine months of net income compared to the prior year, timing of expenses totaling $1.7 million, the absence of $2.0 million of expense recorded in 2004’s third quarter relating to the early redemption of our $50 million senior notes, along with a $0.6 million planned decrease from the elimination of certain employee benefits. As a percentage of total Company revenue, corporate selling, general and administrative expenses increased from 2.1% in the first nine months of 2004 to 2.3% for the same period in 2005. We expect this percentage to decline on an annual basis, as numerous investments were made in late 2004 and early 2005 to generate growth that we expect to realize in the last quarter of 2005 and in future periods.

Interest. Interest income from allocations to homebuilding, net of interest incurred, was $8.6 million higher during the first nine months of 2005 than in 2004. The interest allocated to homebuilding was $48.6 million in 2005’s first nine months compared to $35.5 million for the same period in 2004, an increase of 37%. This increase was due to an increase in the net investment within the homebuilding divisions, which is primarily the result of increased land purchases and homes under construction. There was also a $1.6 million favorable impact of interest capitalization in corporate relating to our homebuilding operations. These increases were partially offset by higher interest incurred during the first nine months of 2005 of $17.7 million, compared to $11.7 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2005, we experienced $143.4 million negative cash flows from operations. Significant items that contributed to this included our investment in land during the first half of 2005, along with a $13.7 million decrease in accrued compensation and other liabilities due to payment of bonuses, taxes and other items that were accrued at 2004’s year-end; partially offsetting the above cash outflows was $36.7 million of cash provided by the decrease in mortgage loans held for sale and $57.7 million provided by an increase in accounts payable and customer deposits resulting from our increased backlog. We have acquired approximately $254.0 million of land during the first half of the year (including our acquisition of Shamrock Homes), funded primarily by our borrowings and cash generated from operations. In addition to the purchase of land, $22.3 million of cash was used to invest in our limited liability companies (net of distributions of $4.7 million). Our financing activities provided $191.5 million of cash, including $198.2 million of net proceeds from our offering of $200 million 6.875% senior notes, the proceeds of which were used to pay down existing bank borrowings under our revolving Credit Facility; however, our revolving Credit Facility has subsequently increased as a result of funding additional land purchases.

Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. During 2005, we have purchased $254 million of land, including the July 2005 acquisition of Shamrock Homes, and we intend to purchase approximately $120 million more using cash generated from operations and our existing $600 million Credit Facility, which also has a $150 million accordion feature. We continue to purchase some lots from outside developers under contracts. However, we are strategically focusing on increasing raw ground purchases to support our planned growth, and continue to evaluate potential new limited liability company arrangements and business acquisitions on an opportunistic basis. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost-effective manner.

Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. Management believes that the Company’s available financing is adequate to support operations through 2006; however, the Company continues to evaluate various sources of funding to meet our long-term borrowing needs, and expects to request up to an additional $150 million from our Credit Facility accordion feature. Refer to our discussion of Forward-Looking Statements and Risk Factors for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of September 30, 2005:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount

Notes payable banks - homebuilding (a)	9/26/2008	$303,000	$194,053
Note payable bank - financial services	4/27/2006	$ 13,600	$ 16,444
Senior notes	4/1/2012	$200,000	-
Universal shelf registration	-	-	$150,000

(a) The Credit Facility also provides for an additional $150 million of borrowing availability upon request by the Company and approval by the applicable lenders included in the Credit Facility.

Notes Payable Banks - Homebuilding. At September 30, 2005, the Company’s homebuilding operations had borrowings totaling $303.0 million, financial letters of credit totaling $13.5 million and performance letters of credit totaling $22.7 million outstanding under our amended and restated $600 million credit agreement with eighteen banks (“Credit Facility”). Under the terms of the Credit Facility, the $600 million includes a maximum amount of $100 million in outstanding letters of credit. The Credit Facility matures in September 2008. Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of September 30, 2005, the Credit Facility capacity was $600 million, compared to the calculated borrowing base of $714.9 million; the borrowing base indebtedness was $520.8 million and the resulting borrowing availability was $194.1 million. Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points. The Credit Facility also provides for the ability to increase the loan capacity from $600 million to up to $750 million upon request by the Company and approval by the lender(s). Actual availability of the $750 million would also be subject to the borrowing base calculation. As of September 30, 2005, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank - Financial Services. At September 30, 2005, we had $13.6 million outstanding under the M/I Financial loan agreement, which permitted borrowings of $40 million to finance mortgage loans initially funded by M/I Financial for our customers. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and, as of September 30, 2005, the borrowing base was $30.0 million. Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. The agreement expires in April 2006. As of September 30, 2005, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement.

Senior Notes. At September 30, 2005, there were $200 million of 6.875% senior notes outstanding. The notes are due April 2012. As of September 30, 2005, the Company was in compliance with all restrictive covenants of the notes.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of September 30, 2005.

Weighted Average Borrowings. For the nine months ended September 30, 2005 and 2004, our weighted average borrowings outstanding were $397.3 million and $233.6 million, respectively, with a weighted average interest rate of 5.9% and 6.6%, respectively. The increase in borrowings was due to higher land purchases, and the decrease in the weighted average interest rate was due to the absence in 2005 of interest associated with interest rate swaps that resulted in expense of approximately $2.4 million during the first nine months of 2004.

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

Limited Liability Companies. In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of limited liability companies, with the Company’s interest in these entities ranging from 33% to 50%. The entities typically meet the criteria of variable interest entities, although one of our limited liability companies does not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors. We have determined that we are not the primary beneficiary of the variable interest entities, and our ownership in the other limited liability company is not in excess of 50%; therefore, our homebuilding limited liability companies are recorded using the equity method of accounting. These entities engage in land development activities for the purpose of distributing developed lots to the Company and its partners in the entity. The Company believes its maximum exposure related to any of these entities as of September 30, 2005 to be the amount invested of $38.8 million plus our $3.8 million share of letters of credit totaling $9.1 million that serve as completion bonds for the development work in progress. During 2005, we anticipate entering into additional limited liability companies in our higher growth, higher investment markets, in order to increase our homebuilding activities in those markets, while sharing the risk with our partner in each respective entity. In addition to our homebuilding limited liability companies, M/I Financial also owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. Further details relating to our unconsolidated limited liability companies are included in Note 8 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria for variable interest entities, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of September 30, 2005 related to these agreements to be the amount of the Company’s outstanding deposits, which totaled $22.8 million, including cash deposits of $8.3 million, letters of credit of $11.3 million and corporate promissory notes of $3.2 million. Further details relating to our land option agreements are included in Note 12 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of September 30, 2005, the Company had outstanding approximately $153.5 million of completion bonds and standby letters of credit, including those related to limited liability companies and land option agreements discussed above.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guaranty purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur. M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans. Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations. Refer to Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees. During the second half of 2004 and the first nine months of 2005, we experienced certain delays caused by weather conditions and delays in regulatory processes in certain markets that had an impact on the number of new contracts and homes delivered during the first nine months of 2005. We also currently believe the impact of hurricane Wilma in October 2005 could continue to cause delays in our West Palm Beach market.

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

Material and Labor Shortages Could Adversely Affect Our Business. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business. During the first nine months of 2005, we have experienced material and labor shortages in our Florida markets due to the recent homebuilding growth in those markets, which has slightly lengthened the house production process; however, we do not anticipate a material effect for the year 2005.

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

Competition in Our Industry Could Adversely Affect Our Business. The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market. In addition, the mortgage financing industry is very competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During 2004 and the first nine months of 2005, M/I Financial experienced a slight decline in its capture rate, and we expect to see a continued decline in the remainder of 2005, which could negatively impact the results of M/I Financial.

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

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For the first nine months of 2005, approximately 33% of our operating income was derived from operations in the Columbus market.

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

Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts at September 30, 2005 was $103.6 million. The fair value of the committed IRLCs resulted in a liability of $1.2 million and the related best efforts contracts resulted in an asset of $1.1 million at September 30, 2005. For the three and nine months ended September 30, 2005, we recognized $0.1 million income and $0.1 million expense, respectively, relating to marking these committed IRLCs to market, whereas in the prior year there was no net gain or loss. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At September 30, 2005, the notional amount of the uncommitted IRLC loans was $52.8 million. The fair value adjustment, which is based on quoted market prices, related to these commitments resulted in a $0.7 million liability at September 30, 2005. For both the three and nine months ended September 30, 2005, we recognized $0.8 million expense relating to marking these commitments to market, compared to and $1.9 million and $2.5 million income, respectively, for the three and nine months ended September 30, 2004.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. Immediately prior to or concurrent with funding uncommitted IRLC loans, we enter into a commitment with a third party investor to buy the specific IRLC loan. At September 30, 2005, the notional amount under the FMBSs was $53.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.2 million. For the three and nine months ended September 30, 2005, we recognized $0.4 million and $0.2 million income, respectively, relating to marking these FMBSs to market, compared to $0.8 million and $0.4 million income, respectively, for the three and nine months ended September 30, 2004.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of September 30, 2005:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(Dollars in thousands)	Rate	2005	2006	2007	2008	2009	Thereafter	Total	Value
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.58%	$18,955	$ -	$ -	$ -	$ -	$ -	$ 18,955	$ 18,325
Variable rate	5.04%	13,288	-	-	-	-	-	13,288	12,875

LIABILITIES:
Long-term debt:
Fixed rate	6.90%	$52	$222	$240	$261	$283	$207,160	$208,218	$203,396
Variable rate	5.33%	-	13,600	-	303,000	-	-	316,600	316,600

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2005, the Company began the implementation of a new computer system that will be used by our homebuilding operations to manage production of homes, and will be integrated with our existing accounting system. The implementation is expected to be phased into each of our homebuilding divisions over approximately a three-year period. During the current quarter, the new system was implemented in one of our homebuilding divisions (in addition to previously being implemented in one division), resulting in changes in internal control over financial reporting. The system implementation included deploying resources to mitigate internal control risks and perform additional verifications and testing to ensure continuing integrity of data used in financial reporting. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

Part II - Other Information

Item 1. Legal Proceedings - none.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company obtained authorization from the Board of Directors on December 10, 2002, to repurchase up to $50 million worth of its outstanding common shares, and an announcement of the repurchase program was also made on December 10, 2002. The repurchase program has no expiration date. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended September 30, 2005, the Company did not repurchase any shares. As of September 30, 2005, the Company had approximately $14.6 million available to repurchase outstanding common shares from the 2002 Board approval.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 to July 31, 2005	-	-	-	$14,599,000

August 1 to August 31, 2005	-	-	-	$14,599,000

September 1 to September 30, 2005	-	-	-	$14,599,000

Total	-	-	-	$14,599,000

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders - none.

Item 5. Other Information - none.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Fourth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated July 1, 2005.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	November 4, 2005	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	November 4, 2005	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Fourth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated July 1, 2005.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.