Form 10-K
period 2005-12-31
M I HOMES INC
filed 2006-03-01
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ___.	No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___.	No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X .	No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.):

Large accelerated filer ____.	Accelerated filer X .	Non-accelerated filer ____.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___.	No X .

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant (12,522,362 shares) was approximately $677,460,000. The number of shares of common stock of the registrant outstanding on February 17, 2006 was 14,127,887.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Company

M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered more than 64,000 homes since our inception. In 2004, the latest year for which information is available, we were the 20th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. During 2005, the Company acquired certain assets and assumed certain liabilities of Shamrock Homes (“Shamrock”), located in Tavares, Florida. We sell and construct single-family homes and townhomes to the first-time, move-up, empty-nester and luxury buyers under the M/I Homes, Showcase Homes and Shamrock Homes trade names. In 2005, our average sales price of homes delivered was $298,000 compared to $267,000 in 2004. During the year ended December 31, 2005, we delivered 4,291 homes and earned record-setting revenues and net income of $1.3 billion and $100.8 million, respectively.

Our homes are sold in nine geographic markets - Columbus and Cincinnati, Ohio; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. We are the leading homebuilder in the Columbus, Ohio market, based on revenue, and have been the number one builder of single-family detached homes in this market for each of the last seventeen years. In addition, we are one of the top ten homebuilders in the Indianapolis, Cincinnati and Tampa markets, based on homes delivered. Our growth strategy primarily targets increasing our market position in the markets in which we currently operate, particularly within our Florida, North Carolina and Washington, D.C. markets. With respect to geographical diversification, we have historically expanded into new markets by opening new divisions rather than through acquisitions.

We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing superior customer service. Offering homes at a variety of price points allows us to attract a wide range of buyers, including many existing M/I homeowners. We support our homebuilding operations by providing mortgage financing services through our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), and title and insurance brokerage services through affiliated entities.

Our financial reporting segments consist of homebuilding and financial services. Our homebuilding operations comprise the most substantial part of our business, representing approximately 98% of consolidated revenue during each of the past three years. The homebuilding segment generates approximately 98% of its revenue from the sale of completed homes, with the remaining amount generated from the sale of land and lots. The financial services segment generates its revenue from originating and selling mortgages and collecting fees for title insurance and closing services. In addition, in 2006 the financial services segment will be collecting commissions as a broker of property and casualty insurance policies. Financial information, including revenue, pre-tax income and identifiable assets for each of our reporting segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our business strategy emphasizes the following:

Maintain or increase market position in existing markets. We believe there are significant opportunities to profitably expand in most of our existing markets. While our primary growth strategy will focus on increasing our market position in these markets, we may, on an opportunistic basis, explore expansion into new markets through organic growth or acquisition. Our goal continues to be 15% growth in annual new contracts.

Premier locations and land development. For a number of years, our approach to location of communities and land development has been a key strategic element of our business. We focus on locating and controlling land in the most desirable areas of our markets, and during 2004 and 2005 we have also specifically focused on geographic diversification. In 2005, more than 80% of our land purchases were in markets outside the Midwest, and as of December 31, 2005, approximately 70% of our backlog was in markets outside the Midwest. We currently own a three- to four-year supply of land based on our planned growth. In addition we also control an additional supply of land under land option agreements. We develop a majority of the lots upon which our homes are built, with the percentage of internally developed lots being approximately 90% during each of the last three years. We believe our expertise in land development and planning enables us to create desirable new communities and gives us a competitive advantage in operating attractive locations at competitive costs. At December 31, 2005, we owned 19,374 lots, including our interest in lots held by unconsolidated limited liability companies (“LLCs”), and controlled an additional 11,200 lots pursuant to land option agreements.

Provide superior homeowner service. Our core operating philosophy is to provide superior service to our homeowners. We attempt to involve the homeowner in many phases of the building process in order to enhance communication, knowledge and involvement. Our selling process focuses on the homes’ features, benefits, quality and design, as opposed to merely price and square footage. In certain markets, we utilize design centers to better promote the sale of options and enable buyers to make more informed choices. This enhances the selling process and increases the sale of optional features that typically carry higher margins. We believe all of this leads to a more satisfied homeowner, and based on the responses to our customer questionnaire, for the fifteenth year in a row, more than 95% of our homeowners would recommend us to a potential buyer.

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

Product diversity and innovative design. We devote significant resources to the research and design of our homes to better meet the needs of our buyers. We offer a number of distinct product lines and more than 700 different floor plans and elevations. We also offer a high level of design and construction quality within each of our price ranges.

Decentralized operations with experienced management. Each of our markets has unique characteristics and is managed locally by dedicated, on-site personnel. Our area and division presidents possess intimate knowledge of their particular markets and are encouraged to be entrepreneurial to best meet the needs of that market. Our incentive compensation structure supports our overall Company goals by rewarding each region, area and division president based on income targets and homeowner satisfaction.

Sales and Marketing

Throughout our geographic markets, we market and sell our homes exclusively under the M/I Homes trade name, except in Columbus, where a limited number of our homes are also marketed under the Showcase Homes trade name, and in our recently acquired homebuilding operations in Tavares, Florida (included in our Orlando market), where our homes are also marketed under the Shamrock Homes trade name. Company-employed sales personnel conduct home sales from on-site offices within our furnished model homes. Each sales consultant is trained and prepared to fully explain the features and benefits of our homes, to determine which home best suits each buyer’s needs, to explain the construction process and to assist the buyer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. As of December 31, 2005, we employed 132 sales consultants and operated 153 model homes.

We advertise using most of the traditional mediums, such as newspapers, magazines, direct mail, billboards, radio and television. The particular marketing mediums used differ from market to market based on area demographics and other competitive factors. We have also significantly increased our advertising on the internet through expansion of our website at mihomes.com and through a third party’s website. In addition, we encourage independent broker participation and, from time to time, utilize promotions and incentives to attract interest from these brokers. Our commitment to quality design and construction, along with our reputation for superior service, has resulted in a strong referral base and numerous repeat buyers.

To further enhance the selling process, we operate design centers in each of our Midwest and Florida markets. These design centers are staffed with interior design specialists who assist buyers in selecting interior and exterior colors, standard options and upgrades. In our other markets, this selection process is handled directly by our sales consultants. During 2006, we expect to open design centers in our North Carolina markets. We also add to the selling process by offering financing to our customers through our wholly-owned subsidiary, M/I Financial, which has branches in all of our markets except Washington, D.C.  M/I Financial originates loans for purchasers of our homes. The loans are then sold, along with the servicing rights, to outside mortgage lenders. Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities. In addition, in 2006, the financial services segment will be collecting commissions as a broker of property and casualty insurance policies through a newly formed majority-owned subsidiary, M/I Insurance Agency, LLC.

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

Design and Construction

We devote significant resources to the research, design and development of our homes in order to fulfill the needs of homebuyers in all of our markets. Experienced and qualified in-house professionals design virtually all of our floor plans and elevations. We offer approximately 700 different floor plans and elevations that are tailored to meet the requirements of each of our markets. We spent $3.5 million, $2.5 million and $1.6 million in the years ended December 31, 2005, 2004 and 2003, respectively, for research and development of our homes.

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

Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority (“FHA”) and Veterans Administration (“VA”) requirements. To allow maximum design flexibility, we limit the use of pre-assembled building components. The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources. We utilize independent subcontractors for the installation of site improvements and the construction of our homes. Our on-site construction supervisors manage the development and construction process. Subcontractor work is performed pursuant to written agreements. The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog. The construction of our homes typically takes approximately four to six months from the start of the home to completion, depending on the size and complexity of the particular home being built. As of December 31, 2005, we had a total of 2,807 homes with $954.0 million aggregate sales value in backlog in various stages of completion, including homes that are under contract but for which construction has not yet begun. As of December 31, 2004, we had a total of 2,688 homes with $800.0 million aggregate sales value in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide a variety of warranties in connection with our homes and have a program to perform several inspections on each home that we sell. Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer. At the homeowner’s request, we will also provide a one-year drywall inspection. We offer a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home. We also pass along all warranties provided by the manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 0.9%, 1.3% and 1.1% of total housing revenue for each of the years ended December 2005, 2004 and 2003, respectively.

Markets

Our operations are organized into eleven homebuilding divisions to maximize operating efficiencies and use of local management. Each of our divisions is managed by an area president. Our current divisional operating structure is as follows:

Year
Operations
Division	Commenced
Columbus, Ohio - M/I	1976
Columbus, Ohio - Showcase	1988
Columbus, Ohio - Horizon (a)	1994
Cincinnati, Ohio	1988
Indianapolis, Indiana	1988
Tampa, Florida	1981
Orlando, Florida (b)	1984
West Palm Beach, Florida	1984
Charlotte, North Carolina	1985
Raleigh, North Carolina	1986
Washington, D.C. (c)	1991

(a)	Effective January 1, 2006, our Horizon division has been combined with our Columbus - M/I division.
(b)	Orlando division includes the Shamrock homebuilding operations located in Tavares, Florida, acquired July 1, 2005.
(c)	During 2005, we expanded our Washington, D.C. operations into Delaware.

Columbus is the capital of Ohio, with federal, state and local governments providing significant employment. Single-family permits were approximately 8,900 in 2005, a decline of 20% from 2004’s permits of nearly 11,100. The decline in permits is attributable to general economic conditions, including minimal job growth and increased competition from the resale market. Columbus is our home market, where we have had operations since 1976.

Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include Proctor & Gamble, Kroger, the University of Cincinnati and General Electric. In addition, Cincinnati has a large presence in the financial services industry. Single-family permits were approximately 10,800 in both 2005 and 2004.

Indianapolis is a market noted for its diverse industrial and relatively young population. Significant industries include health and pharmaceutical, distribution and services. Single-family permits were approximately 12,400 in both 2005 and 2004.

Tampa’s housing market is strong, anchored by financial and other back-office operations, tourism and conventions. In-migration remains steady as a result of on-going business expansions and relocations. Single-family housing permits reached over 27,000 in 2005 compared to approximately 23,000 in 2004.

Orlando’s housing market continues to be strong and offers growth potential. Predominant industries include tourism, high-tech and manufacturing. In 2005 single-family permits were down slightly, at 26,500 compared to nearly 27,500 in 2004.

West Palm Beach is one of the more affluent markets in the United States. Predominant industries include construction, retail, tourism, healthcare and service sectors. Housing activity declined slightly in 2005, with nearly 9,700 single-family permits compared to 10,300 permits in 2004.

Charlotte is home to firms in the banking industry, as well as a growing presence of corporate headquarters and the addition of some new manufacturing operations. The demographics continue to support long-term growth, with strong in-migration and an educated workforce. In 2005, housing activity increased with over 19,300 single-family permits compared to approximately 17,600 in 2004.

The Raleigh market is becoming stronger with state government, three major universities, and growth in the pharmaceutical and biotech industries contributing to its significant and stable employment base. Housing activity increased in 2005, with over 19,200 single-family permits compared to 17,100 in 2004.

The Washington, D.C. metro economy continues to be favorable with some recent softness noted. Major contributors to employment come from the construction, technology and government sectors. Housing activity continues to be relatively stable, with over 36,100 single-family permits issued in 2005, which was a slight decline from the 36,700 permits issued in 2004. Our operations are located throughout the Maryland and Virginia suburbs of Washington, D.C., and we recently expanded our operations into Delaware.

Product Lines

On a regional basis, we offer homes ranging in base sales price from approximately $100,000 to $1,000,000 and ranging in square footage from approximately 1,200 to 7,000 square feet. In addition to single-family detached homes, we also offer attached townhomes in all of our markets except Charlotte and Orlando, where we anticipate we will begin offering townhomes during 2006. In addition, we will also be offering condominiums in certain of our markets in 2006. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we have been successful in this pursuit.

In each of our home lines, upgrades and options are available to the homebuyer for an additional charge. Major options include fireplaces, additional bathrooms and higher quality flooring, cabinets and appliances. The options are typically more numerous and significant on more expensive homes, and typically options carry a higher margin than our standard selections.

Land Acquisition and Development

Our land development activities and land holdings have increased significantly during the past few years to support our growth strategy and to provide greater market diversification. During 2005, we spent approximately $320 million on land purchases, with more than 80% of these land purchases being made in markets outside the Midwest. We develop approximately 90% of our land internally because we believe it is prudent to do so in order to maximize our ability to secure the best locations. On a limited basis, we also purchase finished lots from outside developers under option agreements; however, we constantly evaluate our alternatives to satisfy the need for lots in the most cost effective manner. We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to six years. Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have, on a very select and limited basis, developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

To limit the risk involved in the development of land, we acquire land primarily through the use of contingent purchase agreements. These agreements require the approval of our corporate land committee and frequently condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria. Only after this thorough evaluation has been completed do we make a commitment to purchase undeveloped land. In certain limited situations, we have acquired unzoned land, as approved by our corporate land committee.

We periodically enter into limited liability company (“LLC”) arrangements with other entities to develop land. At December 31, 2005, we had interests varying from 33% to 50% in each of 26 LLCs. Three of the LLCs are located in Tampa, Florida, one of the LLCs is located in Orlando, Florida and the remaining LLCs are located in Columbus, Ohio. As of December 31, 2005, two of the LLCs have obtained financing from a third party lender, and all of the remaining LLCs are equity financed by the Company and our partners in the LLCs.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2005, $114.2 million of completion bonds were outstanding for these purposes, as well as $25.1 million of letters of credit.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes. At December 31, 2005, we had 3,879 developed lots and 2,537 lots under development in inventory. We also owned raw land expected to be developed into approximately 10,259 lots.

In addition, at December 31, 2005, our interest in lots held by unconsolidated LLCs consisted of 578 lots under development and raw land expected to be developed into 2,121 lots.

At December 31, 2005, we had purchase agreements to acquire 3,344 developed lots and raw land to be developed into approximately 7,856 lots for a total of 11,200 lots, with an aggregate current purchase price of approximately $452.6 million. Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits. We currently believe that our maximum exposure as of December 31, 2005 related to these agreements to be the amount of our outstanding deposits, which totaled $31.2 million, including cash deposits of $14.1 million, letters of credit of $13.8 million and corporate promissory notes of $3.3 million. Further details relating to our land option agreements are included in Note 9 of our Consolidated Financial Statements.

The following table sets forth our land position in lots (including lots held in unconsolidated LLCs) at December 31, 2005:

	Lots Owned
	Finished	Lots Under	Undeveloped	Total Lots	Lots Under
Region	Lots	Development	Lots	Owned	Contract	Total
Ohio and Indiana	2,870	756	5,117	8,743	4,199	12,942

Florida	483	2,026	5,359	7,868	4,014	11,882

North Carolina, Delaware and Washington, D.C.	526	333	1,904	2,763	2,987	5,750

Total	3,879	3,115	12,380	19,374	11,200	30,574

Financial Services

We provide mortgage financing services to purchasers of our homes through our wholly-owned subsidiary, M/I Financial. M/I Financial provides financing services in all of our housing markets except Washington, D.C. During the year ended December 31, 2005, in the markets served, we captured 84% of the available business from purchasers of our homes, originating approximately $666.7 million of mortgage loans. The mortgage loans originated by M/I Financial are generally sold to a third party within two weeks of originating the loan.

M/I Financial has been approved by the Department of Housing and Urban Development (“HUD”) and the VA to originate mortgages that are insured and/or guaranteed by these entities. In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“FHLMC”) and by the Federal National Mortgage Association (“FNMA”) as a seller and servicer of mortgages.

We also provide title services to purchasers of our homes through our wholly-owned subsidiary, TransOhio Residential Title Agency, Ltd. and through majority-owned subsidiaries, M/I Title Agency, Ltd. and Washington/Metro Residential Title Agency, LLC. Additionally, we have a joint venture in Columbus that provides title services for certain land transactions. Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of our homes in all of our housing markets except Raleigh and Charlotte. We assume no underwriting risk associated with the title policies. In addition, in late 2005 we formed M/I Insurance Agency, LLC, a majority-owned subsidiary that will collect commissions as a broker of property and casualty insurance policies. As a broker, the Company will not retain any risk associated with these insurance policies.

Corporate Operations

Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:

●	Establish operating policies;
●	Monitor and manage the growth, strategies and performance of our operating divisions;
●	Allocate capital resources;
●	Perform all cash management functions for the Company as well as maintain our relationship with lenders;
●	Maintain centralized information and communication systems; and
●	Maintain centralized financial reporting and internal audit function.

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

Regulation and Environmental Matters

The homebuilding industry, including the Company, is subject to various local, state and federal (including FHA and VA) statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales and similar matters. These regulations affect construction activities, including types of construction materials that may be used, certain aspects of building design, sales activities and dealings with consumers. We are required to obtain licenses, permits and approvals from various governmental authorities for development activities. In many areas, we are subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of homes within the boundaries of a particular locality. We strive to reduce the risks of restrictive zoning and density requirements by using contingent land purchase agreements, which state that land must meet various requirements, including zoning, prior to our purchase.

Development may be subject to periodic delays or precluded entirely due to building moratoriums. Generally, these moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific market areas or communities. The moratoriums we have experienced have not been of long duration and have not had a material effect on our business.

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

Seasonality

Our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations.

Employees

At December 31, 2005, we employed 1,118 people (including part-time employees), of which 285 were employed in sales, 459 in construction and 374 in management, administrative and clerical positions. We consider our employee relations to be very good. No employees are represented by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet on the SEC’s website at www.sec.gov. Our periodic reports and other information filed with the SEC may be inspected without charge at the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can also obtain copies of filed documents by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

Our principal internet address is mihomes.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K that are furnished or filed, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not part of this report.

ITEM 1A. RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995):

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.

Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in this Risk Factors section. We undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995 and as required by the rules and regulations of the SEC, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees. During the second half of 2004 and the first nine months of 2005, we experienced certain delays caused by weather conditions and delays in regulatory processes in certain markets that had an impact on the number of new contracts and homes delivered during 2005. In addition, during 2004 and 2005, our Midwest markets were impacted by softness in the local economy which have impacted, and are expected to continue to impact, housing demand in these markets. As a result of these economic conditions, we are offering certain sales incentives, which will reduce our gross margins on homes delivered in these markets in 2006.

Availability and Affordability of Residential Mortgage Financing Could Adversely Affect Our Business. Our business is significantly affected by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Mortgage rates are currently close to historically low levels. If mortgage interest rates increase, or experience substantial volatility, our business could be adversely affected.

The Occurrence of Natural Disasters Could Adversely Affect Our Business. Several of our growth markets, specifically our operations in Florida and North Carolina, are situated in geographical areas that are regularly impacted by severe storms, hurricanes and flooding. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could adversely impact our results of operations.

Material and Labor Shortages Could Adversely Affect Our Business. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business. During 2005, we experienced material and labor shortages in our Florida markets due to the recent homebuilding growth and the hurricane rebuilding efforts impacting those markets, which has slightly lengthened the house production process; however, we do not anticipate a material effect for the year 2006.

Our Future Growth May Require Additional Capital, Which May be Unavailable. Our operations require a significant amount of cash because of the length of time from when we acquire land or lots to when we complete construction of the related homes and deliver those homes to our homebuyers. We may be required to seek additional capital, whether from sales of equity or debt or additional bank borrowings, to fund the future growth of our business. The ability for us to secure the needed capital to fund our future growth at terms that are acceptable to us may be impacted by factors beyond our control.

Our Business is Dependent on the Availability of Land and Lots that Meet Our Land Investment Criteria. The continued availability of undeveloped land and developed or partially developed lots that meet our land acquisition criteria depends on a number of factors outside our control, including general land availability, competition with other homebuilders and land buyers for desirable property, inflation in land prices and regulatory requirements, such as zoning and allowable density. In the event that we are unable to acquire suitable land or the cost of land substantially increases, the number of homes that we can deliver or the margins on those homes may decline and adversely impact our results of operations.

We Commit Significant Resources to Land Development Activities Which Involve Significant Risks. We develop the lots for a majority of our communities. Therefore, our short-term and long-term financial success will be dependent upon our ability to develop these communities successfully. Acquiring land and committing the financial and managerial resources to develop a subdivision involves significant risks. Before a community generates any revenue, we may make material expenditures for items such as acquiring land and constructing infrastructure (roads and utilities).

Competition in Our Industry Could Adversely Affect Our Business. The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market. In addition, the mortgage financing industry is very competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During 2004 and 2005, M/I Financial experienced a slight decline in its capture rate due to competitive pressure, which could continue in 2006 and could negatively impact the results of M/I Financial.

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

We are Dependent on the Services of Certain Key Employees. Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could impact our growth strategy and result in additional expenses of identifying and training new personnel. Competition for qualified personnel is intense in many of our markets.

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in these markets could have a material impact on our operations. For the year ended December 31, 2005, approximately 33% of our operating income was derived from operations in the Columbus market. In 2006, we anticipate that a significant portion of our operating income will be derived from our Florida markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the 2005 fiscal year, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 17, 2006, there were approximately 411 record holders of the Company’s common stock. At that time there were 17,626,123 shares issued and 14,127,887 shares outstanding. The table below presents the highest and lowest prices for the Company’s common stock during each of the quarters presented:

2005	HIGH	LOW
First quarter	$ 59.49	$ 48.10
Second quarter	54.76	43.12
Third quarter	61.45	51.91
Fourth quarter	54.86	39.93

2004
First quarter	$ 48.08	$ 35.92
Second quarter	47.74	38.45
Third quarter	42.93	35.86
Fourth quarter	55.41	37.99

The highest and lowest prices for the Company’s common shares from January 1, 2006 through February 17, 2006 were $46.70 and $35.00.

The Company typically declares dividends on a quarterly basis, as approved by the Board of Directors. Dividends paid totaled $1.4 million in each of the years ended December 31, 2005 and 2004. On November 8, 2005 and February 13, 2006, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common shares on January 3 and April 3, 2006, payable on January 19, 2006 and April 20, 2006, respectively. The Company is required under its revolving credit agreement to maintain a certain amount of tangible net worth, and as of December 31, 2005, had approximately $155.0 million available for payment of dividends.

On November 8, 2005, the Company obtained authorization from the Board of Directors repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date, and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. This authorization supersedes all prior repurchase programs, including the $14.6 million that was remaining under the December 10, 2002 Board-approved repurchase program. During the three-month period ended December 31, 2005, the Company repurchased 9,800 shares. As of December 31, 2005, the Company had approximately $24.6 million available to repurchase outstanding common shares from the November 2005 Board approval.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
October 1 to October 31, 2005	-	-	-	$14,599,000
November 1 to November 30, 2005	-	-	-	$25,000,000
December 1 to December 31, 2005	9,800	$40.04	9,800	$24,608,000
Total	9,800	$40.04	9,800	$24,608,000

(a) The approximate dollar value of shares that may be purchased increased to $25.0 million on November 8, 2005 as a result of the authorization obtained from the Board of Directors to replace the then existing authorization program that still had $14.6 million remaining prior to being replaced.

As of February 17, 2006, the Company had purchased a total of 229,100 shares at an average price of $39.37 per share pursuant to the existing program approved on November 8, 2005, and had approximately $16.0 million remaining available for repurchase under the current Board-approved repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share amounts)	2005	2004	2003	2002	2001

Income Statement (Year Ended December 31):

Revenue	$1,347,646	$1,174,635	$1,068,493	$1,032,025	$975,636

Gross margin	$ 340,123	$ 299,021	$ 266,961	$ 242,705	$216,245

Income before cumulative effect of change in
accounting principle	$ 100,785	$ 91,534	$ 81,730	$ 66,612	$ 52,601

Cumulative effect of change in accounting
principle - net of income taxes	-	-	-	-	$ 2,681

Net income	$ 100,785	$ 91,534	$ 81,730	$ 66,612	$ 55,282

Earnings per common share before cumulative
effect of change in accounting principle:
Basic	$ 7.05	$ 6.49	$ 5.66	$ 4.41	$ 3.49
Diluted	$ 6.93	$ 6.35	$ 5.51	$ 4.30	$ 3.39

Earnings per common share:
Basic	$ 7.05	$ 6.49	$ 5.66	$ 4.41	$ 3.66
Diluted	$ 6.93	$ 6.35	$ 5.51	$ 4.30	$ 3.56

Weighted average common shares outstanding:
Basic	14,302	14,107	14,428	15,104	15,092
Diluted	14,539	14,407	14,825	15,505	15,530

Dividends per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Balance Sheet (December 31):

Inventory	$1,076,132	$ 798,486	$ 591,626	$ 451,217	$479,236

Total assets	$1,329,678	$ 978,526	$ 746,872	$ 578,458	$612,110

Notes and mortgage notes payable	$ 313,165	$ 317,370	$ 129,614	$ 41,458	$144,227

Senior notes	$ 198,400	-	-	-	-

Subordinated notes	-	-	$ 50,000	$ 50,000	$ 50,000

Shareholders’ equity	$ 592,568	$ 487,611	$ 402,409	$ 339,729	$279,891

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
New contracts	901	1,163	1,172	1,078
Homes delivered	1,616	1,047	853	775
Backlog at end of period	2,807	3,522	3,310	2,991
Revenue	$507,770	$332,478	$265,999	$241,399
Gross margin	$126,937	$ 84,748	$ 67,713	$ 60,725
Net income	$ 41,315	$ 25,079	$ 17,645	$ 16,746
Earnings per common share:
Basic	$ 2.88	$ 1.75	$ 1.23	$ 1.18
Diluted	$ 2.84	$ 1.72	$ 1.21	$ 1.16
Weighted average common shares outstanding (In thousands):
Basic	14,333	14,325	14,308	14,238
Diluted	14,538	14,577	14,531	14,498
Dividends per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
New contracts	922	971	1,128	1,312
Homes delivered	1,200	1,135	1,097	871
Backlog at end of period	2,688	2,966	3,130	3,099
Revenue	$349,278	$315,496	$281,197	$228,664
Gross margin	$ 82,346	$ 77,954	$ 77,629	$ 61,092
Net income	$ 24,549	$ 22,567	$ 24,881	$ 19,537
Earnings per common share:
Basic	$ 1.74	$ 1.60	$ 1.76	$ 1.39
Diluted	$ 1.70	$ 1.57	$ 1.73	$ 1.35
Weighted average common shares outstanding (In thousands):
Basic	14,141	14,099	14,122	14,065
Diluted	14,412	14,370	14,394	14,435
Dividends per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (“the Company”) is one of the nation’s leading builders of single-family homes, having sold more than 64,000 homes since our inception in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes, Showcase Homes and Shamrock Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. In 2004, the latest year for which information is available, we were the 20th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

●	Information Relating to Forward-Looking Statements
●	Our Application of Critical Accounting Estimates and Policies
●	Our Results of Operations
●	Discussion of Our Liquidity and Capital Resources
●	Summary of Our Contractual Obligations
●	Discussion of Our Utilization of Off-Balance Sheet Arrangements
●	Impact of Interest Rates and Inflation

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the Risk Factors section. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section and in the Item 1A. Risk Factors.

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

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), or when the loan has been sold to a third party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, those financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing. Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial, Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. All other costs are expensed as incurred.

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

Consolidated Inventory Not Owned. We enter into land option agreements in the ordinary course of business in order to secure land for the construction of houses in the future. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity. Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, expected timing of our purchase of the land and assumptions about projected cash flows. We consider our accounting policies with respect to determining whether we are the primary beneficiary to be critical accounting policies due to the judgment required.

Investment in Unconsolidated Limited Liability Companies. We invest in entities that acquire and develop land for distribution or sale to us in connection with our homebuilding operations. Certain of these entities have been determined to meet the criteria of variable interest entities because they lack sufficient equity to finance their operations, and we must use our judgment to determine if we are the primary beneficiary of the entity. Certain of these entities have been determined to not meet the criteria of variable interest entities because they have sufficient equity and have obtained outside financing, and we must use our judgment to determine if we have a controlling interest in the entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. We consider our accounting policies with respect to determining whether we are the primary beneficiary or have control or significant influence to be critical accounting policies due to the judgment required. Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

Guarantees and Indemnities. Guaranty and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guaranty or indemnity, and crediting a liability. M/I Financial provides a limited-life guaranty on loans sold to certain third parties, and estimates its actual liability related to the guaranty, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guaranties and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guaranties of the completion of land development and minimum net worth guaranties of certain subsidiaries. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guaranties and indemnifications could differ materially from our current estimated amounts.

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2005, with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $300,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $5.0 million deductible per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $6.4 million, $4.9 million and $5.3 million for all self-insured and general liability claims during the years ended December 31, 2005, 2004 and 2003, respectively. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Derivative Financial Instruments. The Company has the following types of derivative financial instruments: mortgage loans held for sale and interest rate lock commitments. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gain or loss is included in financial services revenue. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded in current earnings. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy. These instruments are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in current earnings.

RESULTS OF OPERATIONS

The Company’s chief operating decision makers evaluate the Company’s performance on a consolidated basis and by evaluating our two segments, homebuilding operations and financial services operations. The homebuilding operations include the development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operations include similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title services for purchasers of the Company’s homes.

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 of our Consolidated Financial Statements. Eliminations consist of fees paid by the homebuilding operations relating to loan origination and title fees for its homebuyers that are included in financial services’ revenue; the homebuilding segment’s housing costs include these fees paid to financial services.

During the fourth quarter of 2005, the Company’s chief operating decision makers made a decision to change how the total business was viewed to include corporate and other, previously shown separately within the Company’s segment reporting, within the homebuilding segment. The chief operating decision makers made this change because they believe this is a better way to view the Company’s results, and will also provide more comparable information with the homebuilding industry. As required under SFAS 131, the Company has restated all prior period segment information to be consistent with the 2005 segment reporting.

Highlights and Trends for the Year Ended December 31, 2005

●
Homes delivered declined compared to 2004, from 4,303 in 2004 to 4,291 in 2005. The decline in homes delivered was due to softness in our Midwest markets, lower community counts going into 2005 and delays in our Florida markets caused by weather, longer regulatory processes and shortages in certain materials and labor. We anticipate 2006 homes delivered to be approximately 5,000, with the growth being driven entirely by our markets outside the Midwest.

●
Total revenue for 2005 increased 15% over 2004 to $1.3 billion. Housing revenue increased 11% due to an 11% increase in the average sales price of homes delivered, from $267,000 in 2004 to $298,000 in 2005. Land revenue increased $28.4 million, primarily as a result of lots sold to third parties in Tampa, Orlando, Columbus and Washington, D.C. during 2005. In addition, during 2005, our homebuilding operations recognized $6.6 million of revenue related to the change in home closings with low-down payment loans that were not yet sold to a third party, whereas the impact to revenue for 2004 resulted in a $14.0 million reduction in revenue. Our financial services revenue declined $4.3 million (13%) compared to the prior year due to 8% fewer loan originations and lower gains on the sale of loans to third parties resulting from the change in mix of loans sold.

●
For 2005, approximately 33% of our operating income was derived from operations in our Columbus market, compared to approximately 44% for 2004. We anticipate that this percentage will continue to decline during 2006 as a higher percentage of our homes delivered are expected in markets outside of Columbus. In 2006, we anticipate that a significant portion of our operating income will be derived from our Florida markets.

●
Income before income taxes for 2005 increased $10.1 million and 7% over 2004, driven by the 15% increase in revenue described above, partially offset by a lower gross margin percentage (25.2% in 2005 compared to 25.5% in 2004), along with a 24% increase in general and administrative expenses and a 69% increase in interest expense. The 24% ($15.7 million) increase in general and administrative expenses was primarily due to land-related expenses associated with our growth and diversification activities, including real estate taxes, homeowner’s association fees for active communities and additional personnel costs, totaling approximately $6.9 million. Also in 2005, we expensed certain deposits and costs totaling $2.5 million on land transactions where the return potential had declined from the initial evaluation or certain contingencies were not satisfied. Additionally, the increase was due to the absence in 2005 of $2.3 million of income relating to interest rate swaps that terminated in September 2004. Partially offsetting these higher general and administrative costs was the absence in 2005 of $1.9 million of expense recorded in 2004’s general and administrative expense relating to the redemption of our $50 million senior notes. The 69% ($5.8 million) increase in interest expense was the result of higher weighted average borrowings and a slightly higher weighted average interest rate, partially offset by an increase in interest capitalized due to an increase in land under development and backlog. In 2006, we anticipate gross margins could decline approximately 50-100 basis points due primarily to incentives being offered in our Midwest markets, along with a normalization of margins in our Florida and Washington, D.C. markets.

20

●
2005’s new contracts of 4,314 were down compared to 4,333 in 2004. Market conditions in the Midwest, where our new contracts were down 18%, along with certain weather and permitting related delays we experienced during 2005 in opening new communities, resulted in lower than anticipated new contracts. Our goal for new contracts continues to be an annual increase of approximately 15%.

●
As a result of lower refinance volume for outside lenders, we expect to experience continued pressure on our mortgage company’s capture rate, which was approximately 84% during 2005 and 83% during 2004. This could negatively affect earnings.

●
We continue to focus on our land position and purchased $320 million of land in 2005, including our July 2005 acquisition of a private homebuilder in Florida. Over 80% of those purchases were in markets outside the Midwest. We continue to increase our land position in our Florida, North Carolina and Washington, D.C. markets, where we expect our future growth to be primarily generated. We currently expect to purchase approximately $250 million of land in 2006, including land purchases by unconsolidated limited liability companies that we hold an interest in.

●
During 2005, we issued $200 million in aggregate principal amount of 6.875% senior notes due April 2012. The proceeds from this offering were used to pay down our existing revolving bank borrowings. We believe this issuance provided us with long-term strategic capital at an attractive cost and increases the flexibility for our financing needs.

●
Our effective tax rate was 37.6% for 2005 compared to 39.5% for 2004. The reduction was primarily a result of the manufacturing credit established by the 2004 American Jobs Creation Act. The decrease is also due to a change in the state of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, which is classified as general and administrative expense. We do not expect this change in Ohio’s tax laws to have a material impact on our cash flows. In addition, we had a favorable resolution of certain state-related tax matters during 2005. We currently estimate our 2006 effective rate to be approximately 38.0%.

●
We expect our 2006 net income to be impacted by approximately $3.0 million of expense, net of tax, associated with equity compensation that must begin being expensed under new accounting standards effective January 1, 2006.

Highlights and Trends for the Year Ended December 31, 2004

●	Our revenue increase of 10% over 2003 was driven by a 9% increase in the average sales price of homes delivered, along with a 4% increase in the number of homes delivered.

●
Income before taxes increase of 12.0% over 2003 was driven by the revenue increase above combined with a slight improvement in homebuilding margins from 22.9% to 23.1%, resulting from additional house options being sold that carry higher margins along with cost efficiencies in land development. Additionally, our financial services operations generated $1.5 million higher income than in 2003, of which nearly $1.0 million was the result of the increase in ownership of one of our title companies. Partially offsetting these increases were $3.0 million higher warranty costs due mainly to a change in estimate for our 30-year structural warranty, $2.2 million of costs incurred relating to the Florida hurricanes, $4.5 million costs incurred for the early termination of our $50 million senior subordinated notes, and $3.5 million higher interest costs due to an increase in borrowings.

●	We spent approximately $270 million on land purchases during 2004. During 2004, we also increased the amount of land held under option agreement by $123 million, an increase of 39%.

	Year Ended December 31,
(In thousands)	2005	2004	2003
Revenue:
Homebuilding	$1,326,751	$1,150,136	$1,045,680
Financial services	28,635	32,909	27,666
Eliminations	(7,740)	(8,410)	(4,853)
Total Revenue	$1,347,646	$1,174,635	$1,068,493
Depreciation and Amortization:
Homebuilding	$ 4,410	$ 2,336	$ 2,254
Financial services	88	112	128
Total Depreciation and Amortization	$ 4,498	$ 2,448	$ 2,382
Interest Expense:
Homebuilding	$ 13,737	$ 8,052	$ 4,595
Financial services	371	290	236
Total Interest Expense	$ 14,108	$ 8,342	$ 4,831
Income Before Income Taxes:
Homebuilding	$ 143,378	$ 129,665	$ 115,006
Financial services	18,049	21,632	20,093
Total Income Before Income Taxes	$ 161,427	$ 151,297	$ 135,099
Income Taxes:
Homebuilding	$ 53,862	$ 51,218	$ 45,432
Financial services	6,780	8,545	7,937
Total Income Taxes	$ 60,642	$ 59,763	$ 53,369
Assets:
Homebuilding	$1,252,567	$ 901,605	$ 675,807
Financial services	77,111	76,921	71,065
Total Assets	$1,329,678	$ 978,526	$ 746,872
Capital Expenditures:
Homebuilding	$ 3,626	$ 1,570	$ 15,707
Financial services	219	114	36
Total Capital Expenditures	$ 3,845	$ 1,684	$ 15,743

Other company financial information:

Effective tax rate	37.6%	39.5%	39.5%

Total gross margin %	25.2%	25.5%	25.0%

Total operating margin %	13.0%	13.6%	13.1%

Seasonality and Variability in Quarterly Results

We have experienced, and expect to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the third and fourth quarters. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. We also have experienced, and expect to continue to experience, seasonality in our financial services operations because loan originations correspond with the delivery of homes in our homebuilding operations. The following table reflects this cycle for the Company during the four quarters of 2005 and 2004:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
(Dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$507,770	$332,478	$265,999	$241,399
Unit data:
New contracts	901	1,163	1,172	1,078
Homes delivered	1,616	1,047	853	775
Backlog at end of period	2,807	3,522	3,310	2,991

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$349,278	$315,496	$281,197	$228,664
Unit data:
New contracts	922	971	1,128	1,312
Homes delivered	1,200	1,135	1,097	871
Backlog at end of period	2,688	2,966	3,130	3,099

Homebuilding Operations

As discussed above, during the fourth quarter of 2005, the Company’s chief operating decision makers made a decision to change how the total business was viewed to include corporate and other, previously shown separately within the Company’s segment reporting, within the homebuilding segment. This homebuilding segment change also resulted in a change in the components within homebuilding. Housing revenue represents revenue generated from the delivery of homes to homebuyers, land revenue consists of the sale of land and lots to external parties and other revenue consists of revenue related to the timing of homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Revenue:
Housing	$1,276,803	$1,149,227	$1,020,898
Land	43,326	14,884	24,782
Other	6,622	(13,975)	-
Total revenue	$1,326,751	$1,150,136	$1,045,680
Revenue:
Housing	96.2%	99.9%	97.6%
Land	3.3	1.3	2.4
Other	0.5	(1.2)	-
Total revenue	100.0	100.0	100.0
Land and housing costs	76.5	76.9	77.1
Gross margin	23.5	23.1	22.9
General and administrative expenses	5.3	4.8	4.9
Selling expenses	6.3	6.3	6.6
Operating income	11.9	12.0	11.4
Interest	1.1	0.7	0.4
Income before income taxes	10.8%	11.3%	11.0%
Ohio and Indiana Region
Unit data:
New contracts	2,018	2,450	2,856
Homes delivered	2,388	2,778	2,741
Backlog at end of period	940	1,310	1,638
Average sales price of homes in backlog	$ 288	$ 281	$ 252
Aggregate sales value of homes in backlog	$ 271,000	$ 369,000	$ 413,000
Number of active communities	86	83	85
Florida Region
Unit data:
New contracts	1,609	1,312	1,160
Homes delivered	1,261	994	923
Backlog at end of period	1,540	1,096	778
Average sales price of homes in backlog	$ 352	$ 281	$ 254
Aggregate sales value of homes in backlog	$ 542,000	$ 308,000	$ 197,000
Number of active communities	32	22	22
North Carolina, Delaware and Washington, D.C. Region
Unit data:
New contracts	687	571	469
Homes delivered	642	531	484
Backlog at end of period	327	282	242
Average sales price of homes in backlog	$ 431	$ 437	$ 390
Aggregate sales value of homes in backlog	$ 141,000	$ 123,000	$ 94,000
Number of active communities	32	20	28
Total
Unit data:
New contracts	4,314	4,333	4,485
Homes delivered	4,291	4,303	4,148
Backlog at end of period	2,807	2,688	2,658
Average sales price of homes in backlog	$ 340	$ 298	$ 265
Aggregate sales value of homes in backlog	$ 954,000	$ 800,000	$ 704,000
Number of active communities	150	125	135

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. The cancellation rate was approximately 21% in each of the years ended December 31, 2005, 2004 and 2003. Unsold speculative homes, which are in various stages of construction, totaled 382, 213 and 99 at December 31, 2005, 2004 and 2003, respectively, with related dollar investment of $50.2 million, $27.9 million and $12.0 million, respectively. During 2005, the Company increased its investment in unsold speculative homes, primarily in the Midwest region, for competitive purposes and to provide potential homebuyers with more flexibility and the ability to see certain options in our homes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Revenue for the homebuilding segment was $1.3 billion, an increase of 15% and $176.6 million from 2004. This increase was due to an 11% increase in housing revenue ($127.6 million), a 191% increase in land revenue ($28.4 million) and a $20.6 million increase in revenue related to the timing of homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party. The increase in housing revenue was due to an increase of 11% in the average sales price of homes delivered, from $267,000 in 2004 to $298,000 in 2005, with our North Carolina and Washington, D.C. region up 19% and increases in all of our other markets except West Palm Beach. The number of homes delivered declined from 4,303 to 4,291, primarily as a result of an expected decline in the Midwest (Ohio and Indiana), where deliveries were down 14% due to softness of the economy. The $28.4 million increase in land revenue was due primarily to third party sales of lots in Tampa, Orlando, Columbus and Washington, D.C., which had $42.7 million of revenue in 2005 compared to $11.6 million in 2004 in these markets. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

Home Sales and Backlog. New contracts decreased in 2005, from 4,333 to 4,314; however, the mix of new contracts changed, with an 18% decline in the Midwest being offset by increases in Florida, North Carolina and Washington, D.C. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of communities and interest rates available to potential homebuyers. At December 31, 2005, our backlog consisted of 2,807 homes, with an approximate sales value of $954.0 million, with backlog sales value in our Florida markets up 76% compared to December 31, 2004. This overall increase in backlog represents a 4% increase in units and a 19% increase in sales value from December 31, 2004. The average sales price of homes in backlog increased by 14%, with increases occurring in most of our markets. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of the quarter including more homes than the prior year within our Florida and Washington, D.C. markets, where our homes generally carry higher sales prices than in our Midwest region.

Gross Margin. The gross margin for the homebuilding segment was 23.5% for 2005, a slight increase from the 23.1% gross margin in 2004. Housing gross margin increased from 23.3% to 23.7% and land gross margin increased from 12.2% to 16.8%. The increase in housing’s gross margin was driven by improved gross margins in our Florida and Washington, D.C. markets, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic factors. Land gross margins can vary significantly depending on the sales price, the cost of the community and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $55.7 million and 4.8% of revenue during 2004 to $70.4 million and 5.3% of revenue in 2005. The increase was primarily due to land-related expenses associated with our growth and diversification activities totaling $6.9 million, including a $2.1 million increase in payroll-related costs, $3.1 million increase in real estate taxes and homeowner’s association fees related to having more raw land and more active communities than in 2004, and $0.5 million increase in architectural expenses associated with new product designs. Also in 2005, we expensed certain deposits and costs totaling $2.5 million on land transactions where the return potential had declined from the initial evaluation or certain contingencies were not satisfied. In addition, our acquisition of Shamrock on July 1, 2005 resulted in an additional $1.9 million of general and administrative expenses, including $0.7 million amortization of intangible assets. Also impacting the increase was the absence in 2005 of $2.3 million of income recorded in 2004 associated with our interest rate swaps that expired during 2004 and a $0.9 million increase in insurance costs. These increases were partially offset by the 2005’s absence of $1.9 million of expense recorded during 2004 relating to the redemption of our $50 million senior notes.

Selling Expenses. Selling expenses increased from $72.7 million in 2004 to $83.9 million in 2005; however, selling expenses remained constant at 6.3% of total revenue. The dollar increase was due primarily to a $5.3 million increase in sales commissions paid to outside realtors relating to homes delivered and a $1.8 million increase in internal sales commissions due to the higher average sales price of homes delivered. Additionally, sales office and model expenses increased $2.3 million primarily due to the increase in new communities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue. Revenue for the homebuilding segment was $1.2 billion, an increase of 10% and $104.5 million from 2003. This increase was due to a 13% increase in housing revenue ($128.3 million), offset partially by a 40% decrease in land revenue ($9.9 million). The increase in housing revenue was primarily due to an increase of 9% in the average sales price of homes delivered, from $246,000 in 2003 to $267,000 in 2004, along with the 4% increase in the number of homes delivered from 4,148 in 2003 to 4,303 in 2004. The average sales price of homes delivered increased in all of our markets, with the largest increases occurring in our Florida region. The number of homes delivered increased in all of our markets except Indianapolis and Tampa. Indianapolis was lower than 2003 due to the available communities consisting of some older, less desirable communities that we were closing out, and Tampa was lower than 2003 due to the impact of delays in land development and opening of new communities and general slowness of the building permit process. The decrease in land revenue was primarily due to our exit from the Phoenix market which had no outside lot sales in 2004 compared to $14.0 million in 2003. Reductions in land revenue totaling $3.7 million occurred in our Charlotte and Raleigh markets due to the sell-off of remaining lots in less desirable communities in 2003. Partially offsetting these decreases was a $4.7 million increase in Washington, D.C., where 31 lots were sold in 2004 compared to 1 lot in 2003. Land revenue can vary significantly from year to year, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

Home Sales and Backlog. New contracts in 2004 decreased 3.4% over the prior year, from 4,485 to 4,333. New contracts decreased 14.2% in our Midwest (Ohio and Indiana) region, despite an increase in our Cincinnati market, primarily due to higher mortgage rates, nominal job growth and regulatory delays in opening new communities. We expect the Midwest market conditions and the delays in opening new communities to also adversely affect sales in the Midwest during the first half of 2005 when compared to the same period in 2004. New contracts increased in all of our other markets except Tampa, with the largest increases occurring in our Cincinnati, Orlando and Charlotte markets due to both the economic conditions in those markets and the availability of new communities in exclusive or high demand locations. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of communities and interest rates available to potential homebuyers. At December 31, 2004, our backlog consisted of 2,688 homes, with an approximate sales value of $800.0 million. This represents a 1.1% increase in units and a 13.6% increase in sales value from December 31, 2003. The average sales price of homes in backlog increased by 12.5%, with increases occurring in most of our markets. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of 2004 including more homes than the prior year-end within our Florida and Washington, D.C. markets, where our homes carry higher sales prices than in our Midwest region.

Gross Margin. The gross margin for the homebuilding segment was 23.1% for 2004, compared to 22.9% for 2003. Housing gross margin increased from 23.1% to 23.3% and land gross margin decreased from 13.8% to 12.2%. The increase in housing’s gross margin was mainly due to the increase in sales prices in excess of cost increases within certain markets, due to demand, with the largest impact in the West Palm Beach, Columbus and Tampa markets. Several other markets showed smaller increases in gross margin percentage as a result of changes in mix of homes delivered, including the impact of customers selecting more options, which generally have higher margins, along with operating efficiencies. The increase in land’s gross margin was due primarily to lots sold in the Washington, D.C. market. Land gross margins can vary significantly from year to year depending on the sales price, the cost of the community and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $51.2 million in 2003 to $55.7 million in 2004, but decreased as a percentage of revenue from 4.9% to 4.8%. The dollar increase was primarily due to $2.4 million higher payroll-related costs relating to the increases in homes delivered and net income, $1.9 million expense in 2004 for certain costs incurred for the prepayment of our senior subordinated notes and a $1.0 million increase in audit and professional fees primarily as a result of implementation of programs that are now required of public companies. Offsetting the above increases is a $2.3 million decrease in management bonuses that is a result of the passing of our former Chairman, a $1.1 million decrease in homeowner’s association fees and real estate taxes due to fewer open communities and 2004’s absence of a $0.7 million commission paid on Phoenix land sales related to exiting that market.

Selling Expenses. Selling expenses increased from $68.5 million in 2003 to $72.7 million in 2004; however, selling expenses decreased from 6.6% of revenue in 2003 to 6.3% in 2004. The dollar increase was due primarily to a $3.6 million increase in sales commissions paid to outside realtors relating to homes delivered and a $2.7 million increase in internal sales commissions due to both higher average sales price of homes delivered and the increase in the number of homes delivered. These increases were partially offset by 2004’s allocation of $1.7 million of marketing costs to financial services associated with slowing Midwest business.

Financial Services Operations

The following table sets forth certain information related to our financial services operations:

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Number of loans originated	2,959	3,221	3,290
Value of loans originated	$666,684	$695,192	$649,794
Revenue	$ 28,635	$ 32,909	$ 27,666
General & administrative expenses	10,586	11,277	7,573
Income before income taxes	$ 18,049	$ 21,632	$ 20,093

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Mortgage and title operations revenue decreased $4.3 million (13%), from $32.9 million in 2004 to $28.6 million in 2005. The decrease was expected, and was the result of an 8% decline in the number of loans originated combined with the absence in 2005 of $2.1 million of income recorded in 2004 resulting from a change in estimate related to marking interest rate lock commitments to market value in accordance with SFAS 133 and related derivatives guidance. At December 31, 2005, M/I Financial was operating in eight of our nine markets. In these eight markets, 84% of our 2005 homes delivered that were financed were through M/I Financial. As a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, in 2006 we expect to experience continued downward pressure on our capture rate and margins. This could negatively affect earnings in the future due to the lower capture rate and tighter margins.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 were $10.6 million, a 6% decrease over the 2004 amount of $11.3 million. The decrease was primarily due to the absence in 2005 of $1.7 million marketing costs recorded in 2004 associated with the slowing Midwest business, offset partially by a $0.9 million increase in payroll and incentive-related costs.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2005, our $263 million investment in land (excluding our acquisition of Shamrock Homes and land purchased by our unconsolidated LLCs reported as investing activities) contributed to our $92.6 million operating cash outflow, despite our net income of $100.8 million. Partially offsetting this cash outflow was $33.3 million provided by an increase in accounts payable and customer deposits resulting from our increased backlog. For the year ended December 31, 2005, we used $64.1 million of cash through our investing activities, which included $23.2 million (net of cash) for the acquisition of Shamrock Homes and $37.1 million of cash invested in unconsolidated LLCs (net of returns of investment of $4.9 million). Some of these unconsolidated LLCs also obtained outside financing that is not reflected in our borrowings - refer to Note 4 of our Consolidated Financial Statements for additional discussion of borrowings by unconsolidated LLCs. For the year ended December 31, 2005, our financing activities provided $179.5 million of cash, including $198.2 million of net proceeds from our offering of $200 million 6.875% senior notes, the proceeds of which were used to pay down existing bank borrowings under our revolving Credit Facility; however, during 2005, our revolving Credit Facility subsequently increased as a result of funding additional land purchases.

Our financing needs depend on sales volume, asset turnover, land acquisition, inventory balances and growth targets. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. During 2006, we currently intend to purchase approximately $250 million of land, funded by our existing $725 million Credit Facility that was increased to $735 million in February 2006 (with the ability to increase such amount by an additional $15 million pursuant to an accordion feature). We continue to purchase some lots from outside developers under agreements. However, we are strategically focusing on increasing raw ground purchases to support our planned growth, and continue to evaluate potential new limited liability company arrangements and business acquisitions on an opportunistic basis. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost-effective manner.

Our principal source of funds for construction and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. We believe that our available financing is adequate to support operations through September 2008 when our Credit Facility expires; however, we continue to evaluate various sources of funding to meet our long-term borrowing needs. Please refer to our discussion of Forward-Looking Statements and Risk Factors in Item 1A for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of December 31, 2005:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks - homebuilding (a)	9/26/2008	$260,000	$134,600
Notes payable bank - financial services	4/27/2006	$ 46,000	$ 18,600
Senior notes	4/1/2012	$200,000	-
Universal shelf registration	-	-	$150,000

(a) As of February 2006, the Credit Facility also provides for an additional $15 million of borrowing availability upon request by the Company and approval by the applicable lenders included in the Credit Facility. Refer to Note 10 of our Consolidated Financial Statements.

Notes Payable Banks - Homebuilding. At December 31, 2005, the Company’s homebuilding operations had borrowings totaling $260.0 million, financial letters of credit totaling $16.1 million and performance letters of credit totaling $21.3 million outstanding under our amended and restated credit agreement, which was increased to $725 million in December 2005 and $735 million in February 2006 (the “Credit Facility”). Under the terms of the Credit Facility, the $735 million capacity includes a maximum amount of $100 million in outstanding letters of credit. The Credit Facility matures in September 2008. Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of December 31, 2005, the Credit Facility capacity was $725 million, compared to the calculated borrowing base of $617.3 million; the borrowing base indebtedness was $482.7 million and the resulting borrowing availability was $134.6 million. Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points. The Credit Facility also provides for the ability to increase the loan capacity up to $750 million upon request by the Company and approval by the lender(s). The Company is required under the Credit Facility to maintain a certain amount of tangible net worth, and as of December 31, 2005, had approximately $155.0 million available for payment of dividends. As of December 31, 2005, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank - Financial Services. At December 31, 2005, we had $46.0 million outstanding under the M/I Financial loan agreement, which permits borrowings of $65.0 million to finance mortgage loans initially funded by M/I Financial for our customers. The $65.0 million borrowing capacity represented a temporary increase in M/I Financial’s loan agreement for the period December 15, 2005 through January 15, 2006 due to anticipated higher borrowing needs at December 31, 2005. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. The agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and, as of December 31, 2005, the borrowing base was $64.6 million. Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. The agreement expires in April 2006; however, the Company currently anticipates amending the term of the loan agreement. As of December 31, 2005, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement.

Senior Notes. At December 31, 2005, there were $200 million of 6.875% senior notes outstanding. The notes are due April 2012. As of December 31, 2005, the Company was in compliance with all restrictive covenants of the notes.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the SEC. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of December 31, 2005.

Weighted Average Borrowings. For the years ended December 31, 2005, 2004 and 2003 our weighted average borrowings outstanding were $425.2 million, $248.2 million and $134.7 million, respectively, with a weighted average interest rate of 6.2%, 5.9% and 9.1%, respectively. The increase in borrowings was due to higher land purchases and backlog. The increase in the weighted average interest rate from 2004 to 2005 was due the addition of our 6.875% fixed rate senior notes in 2005, and the decrease in the weighted average interest rate from 2003 to 2004 resulted from termination of interest rate swaps during 2004.

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary of future amounts payable under contractual obligations:

	Payments due by period
(In thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable banks - homebuilding (a)	$ 260,000	$ -	$260,000	$ -	$ -
Note payable bank - financial services (b)	46,000	46,000	-	-	-
Mortgage notes payable (including interest)	12,205	795	1,591	1,591	8,228
Senior notes (including interest)	290,674	13,941	27,920	27,882	220,931
Obligation for consolidated inventory not owned (c)	-	-	-	-	-
Community development district obligations (d)	2,323	1,381	942	-	-
Operating leases	13,656	7,346	4,903	941	466
Purchase obligations (e)	766,464	766,464	-	-	-
Land option agreements (f)	-	-	-	-	-
Other long-term liabilities	1,000	1,000	-	-	-
Total	$1,392,322	$836,927	$295,356	$30,414	$229,625

(a) Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points. Borrowings outstanding at December 31, 2005 had a weighted average interest rate of 5.803%. Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. The above amounts do not reflect interest.

(b) Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. Borrowings outstanding at December 31, 2005 had a weighted average interest rate of 5.867%. Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. The above amounts do not reflect interest.

(c) The Company is party to a land purchase option agreement to acquire developed lots from a seller who is a variable interest entity. The Company has determined that it is the primary beneficiary of the variable interest entity, and therefore, is required under Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”) to consolidate the entity. As of December 31, 2005, the Company has recorded a liability of $4.1 million relating to consolidation of this variable interest entity. The actual cash payments that the Company will make in the future will be based upon the number of lots acquired each period and the related per lot prices in effect at that time. Refer to Note 9 of our consolidated financial statements for further discussion of this obligation.

(d) The amount reported herein of $2.3 million represents principal and interest for a bond obligation incurred in connection with the acquisition of lots in a community in Florida. This obligation will be repaid as the Company closes on the lot in this community to a third party and the estimated payments by period above have been estimated based on the expected timing of closings. In addition, in connection with the development of certain of the Company’s communities, local government entities have been established and bonds have been issued by those entities to finance a portion of the related infrastructure. These community development district obligations represent obligations of the Company as the current holder of the property, net of cash held by the district available to offset the particular bond obligations. As of December 31, 2005, the Company has recorded a liability of $7.6 million relating to these community development district obligations; however, the actual cash payments that the Company will ultimately make will be dependent upon the timing of the sale of those lots within the district to third parties and we are unable to estimate the timing; therefore, the amounts have not been included above. Refer to Note 8 of our consolidated financial statements for further discussion of these obligations.

(e) The Company has obligations with certain sub-contractors and suppliers of raw materials in the ordinary course of business to meet the commitments to deliver 2,807 homes with an aggregate sales price of $954.0 million. Based on our current housing gross margin of 23.7% plus variable selling costs of 4.0% of revenue, we estimate payments totaling approximately $766.5 million to be made in 2006 relating to those homes.

(f) The Company has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $452.6 million. Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable. The Company has no specific performance obligations with respect to these agreements.

OFF-BALANCE SHEET ARRANGEMENTS

Our primary use of off-balance sheet arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company. Our off-balance sheet arrangements relating to our homebuilding operations include unconsolidated LLCs, land option agreements, guaranties and indemnifications associated with acquiring and developing land and the issuance of letters of credit and completion bonds. Additionally, in the ordinary course of business, our financial services operations issue guarantees and indemnities relating to the sale of loans to third parties.

Unconsolidated Limited Liability Companies. In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of LLCs, with the Company’s interest in these entities ranging from 33% to 50%. The entities typically meet the criteria of variable interest entities, although certain of our LLCs do not meet the criteria of a variable interest entity because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors and because these entities have outside financing that the Company does not guarantee. We have determined that we are not the primary beneficiary of the variable interest entities, and our ownership in each of the other LLCs is not in excess of 50%; therefore, our homebuilding LLCs are recorded using the equity method of accounting. These entities engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. The Company believes its maximum exposure related to any of these entities as of December 31, 2005 to be the amount invested of $49.9 million plus our $4.5 million share of letters of credit totaling $9.7 million that serve as completion bonds for the development work in progress. During 2006, we anticipate entering into additional LLCs in our higher growth, higher investment markets, in order to increase our homebuilding activities in those markets, while sharing the risk with our partner in each respective entity. In addition to our homebuilding LLCs, M/I Financial also owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. Further details relating to our unconsolidated LLCs are included in Note 4 of our Consolidated Financial Statements.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria for variable interest entities, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of December 31, 2005 related to these agreements to be the amount of the Company’s outstanding deposits, which totaled $31.2 million, including cash deposits of $14.1 million, letters of credit of $13.8 million and corporate promissory notes of $3.3 million. Further details relating to our land option agreements are included in Note 9 of our Consolidated Financial Statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. As of December 31, 2005, the Company has outstanding approximately $158.3 million of completion bonds and standby letters of credit, including those related to LLCs and land option agreements discussed above.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guaranty purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur. M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans. Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations. Refer to Note 5 of our Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

In recent years, we have generally been able to raise prices by amounts at least equal to our cost increases and, accordingly, have not experienced any detrimental effect from inflation; however, in 2006, we may not be able to raise prices by amounts equal to our cost increases and may experience lower gross margins. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the time of start and the delivery date, resulting in lower gross profit margins.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities that permit borrowings up to $790 million as of December 31, 2005, subject to availability constraints. Subsequent to December 31, 2005, the $790 million has been adjusted to $775 million as a result of the elimination of $25 million temporary increase in M/I Financial’s credit agreement and the addition of $10 million to the Company’s Credit Facility. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts was $52.8 million and $109.9 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the fair value of the committed IRLCs resulted in a liability of $0.6 million and the related best efforts contracts resulted in an asset of $0.6 million. At December 31, 2004, the fair value of the committed IRLCs resulted in a liability of $0.7 million and the fair value of the related best efforts contracts resulted in an offsetting asset of $0.7 million. For the year ended December 31, 2005, we recognized less than $0.1 million expense relating to marking these committed IRLCs to market, whereas in 2004 and 2003 there was no net gain or loss. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At December 31, 2005 and 2004, the notional amount of the uncommitted IRLC loans was $32.1 million and $32.5 million, respectively. The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in a $0.3 million liability and $0.1 million asset at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, we recognized $0.4 million expense, $2.6 million income and $3.0 million expense, respectively, relating to marking these commitments to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. Immediately prior to or concurrent with funding uncommitted IRLC loans, we enter into a commitment with a third party investor to buy the specific IRLC loan. At December 31, 2005, the notional amount under the FMBSs was $33.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million. At December 31, 2004, the notional amount under the FMBSs was $35.0 million, and the related fair value adjustment resulted in a less than a $0.1 million liability. For the years ended December 31, 2005, 2004 and 2003, we recognized $0.2 million expense, $0.3 million income and $1.0 million income, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as December 31, 2005:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2006	2007	2008	2009	2010	Thereafter	Total	12/31/05
ASSETS:
Mortgage loans held for sale:
Fixed rate	6.10%	$45,229	$ -	$ -	$ -	$ -	$ -	$ 45,229	$ 43,589
Variable rate	5.34%	24,243	-	-	-	-	-	24,243	23,827

LIABILITIES:
Long-term debt - fixed rate	6.92%	$ 222	$240	$ 261	$283	$306	$205,853	$207,165	$187,342
Long-term debt - variable rate	5.81%	46,000	-	260,000	-	-	-	306,000	306,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and its subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 28, 2006

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003

Revenue	$1,347,646	$1,174,635	$1,068,493
Costs and expenses:
Land and housing	1,007,523	875,614	801,532
General and administrative	80,657	64,954	58,552
Selling	83,931	74,428	68,479
Interest	14,108	8,342	4,831
Total costs and expenses	1,186,219	1,023,338	933,394

Income before income taxes	161,427	151,297	135,099

Provision for income taxes	60,642	59,763	53,369

Net income	$ 100,785	$ 91,534	$ 81,730

Earnings per common share:
Basic	$ 7.05	$ 6.49	$ 5.66
Diluted	$ 6.93	$ 6.35	$ 5.51

Weighted average shares outstanding:
Basic	14,302	14,107	14,428
Diluted	14,539	14,407	14,825

Dividends per common share	$ 0.10	$ 0.10	$ 0.10

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2005	2004

ASSETS:
Cash	$ 25,085	$ 2,351
Cash held in escrow	31,823	21,731
Mortgage loans held for sale	67,416	67,918
Inventories	1,076,132	798,486
Property and equipment - net	34,507	33,306
Investment in unconsolidated limited liability companies	49,929	23,093
Other assets	44,786	31,641
TOTAL ASSETS	$1,329,678	$978,526

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 73,705	$ 50,447
Accrued compensation	26,817	25,462
Customer deposits	35,581	24,302
Other liabilities	75,528	63,345
Community development district obligations	9,822	5,057
Obligation for consolidated inventory not owned	4,092	4,932
Notes payable banks - homebuilding operations	260,000	279,000
Note payable bank - financial services operations	46,000	30,000
Mortgage notes payable	7,165	8,370
Senior notes - net of discount of $1,600	198,400	-
TOTAL LIABILITIES	737,110	490,915

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred shares- $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	72,470	69,073
Retained earnings	576,726	477,370
Treasury shares - at cost - 3,298,858 and 3,440,489 shares, respectively, at December 31, 2005 and 2004	(56,804)	(59,008)
TOTAL SHAREHOLDERS’ EQUITY	592,568	487,611
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,329,678	$978,526

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Stock	Equity
Balance at December 31, 2002	14,791,419	$176	$65,079	$306,970	$(32,496)	$339,729
Net income	-	-	-	81,730	-	81,730
Dividends to shareholders, $0.10 per
common share	-	-	-	(1,450)	-	(1,450)
Income tax benefit from stock options and
executive deferred stock distributions	-	-	1,505	-	-	1,505
Purchase of treasury shares	(732,700)	-	-	-	(21,892)	(21,892)
Stock options exercised	118,960	-	280	-	1,627	1,907
Deferral of executive and director compensation	-	-	880	-	-	880
Executive deferred stock distributions	54,256	-	(718)	-	718	-
Balance at December 31, 2003	14,231,935	$176	$67,026	$387,250	$(52,043)	$402,409
Net income	-	-	-	91,534	-	91,534
Dividends to shareholders, $0.10 per
common share	-	-	-	(1,414)	-	(1,414)
Income tax benefit from stock options and
executive deferred stock distributions	-	-	2,830	-	-	2,830
Purchase of treasury shares	(299,400)	-	-	-	(11,261)	(11,261)
Stock options exercised	139,080	-	284	-	2,359	2,643
Deferral of executive and director compensation	-	-	870	-	-	870
Executive deferred stock distributions	114,019	-	(1,937)	-	1,937	-
Balance at December 31, 2004	14,185,634	$176	$69,073	$477,370	$(59,008)	$487,611
Net income	-	-	-	100,785	-	100,785
Dividends to shareholders, $0.10 per
common share	-	-	-	(1,429)	-	(1,429)
Income tax benefit from stock options and
executive deferred stock distributions	-	-	1,750	-	-	1,750
Purchase of treasury shares	(9,800)	-	-	-	(392)	(392)
Stock options exercised	128,470	-	1,062	-	2,202	3,264
Deferral of executive and director compensation	-	-	979	-	-	979
Executive deferred stock distributions	22,961	-	(394)	-	394	-
Balance at December 31, 2005	14,327,265	$176	$72,470	$576,726	$(56,804)	$592,568

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$100,785	$91,534	$81,730
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from property disposals	35	212	4
Depreciation	2,705	2,448	2,382
Amortization of intangibles, debt discount and debt issue costs	1,793	-	-
Deferred income tax expense	557	2,490	6,862
Income tax benefit from stock transactions	1,750	2,830	1,505
Equity in undistributed (income) loss of limited liability companies	(39)	157	(1,615)
Write-off of unamortized devt discount and financing costs	-	580	-
Change in assets and liabilities, net of effect from acquisition:
Cash held in escrow	(10,092)	(12,156)	(9,194)
Mortgage loans held for sale	502	(1,989)	(11,788)
Inventories	(228,079)	(159,605)	(122,486)
Other assets	(2,713)	(3,180)	(4,638)
Accounts payable	22,325	(4,317)	5,005
Customer deposits	10,964	2,994	4,219
Accrued compensation	1,116	(1,042)	3,291
Other liabilities	5,752	1,356	5,943
Net cash used in operating activities	(92,639)	(77,688)	(38,780)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,845)	(1,684)	(15,743)
Acquisition, net of cash acquired	(23,185)	-	-
Investment in unconsolidated limited liability companies	(41,972)	(19,371)	(12,462)
Return of investment from unconsolidated limited liability companies	4,878	451	2,480
Net cash used in investing activities	(64,124)	(20,604)	(25,725)

FINANCING ACTIVITIES:
(Repayments of) proceeds from bank borrowings - net	(15,402)	190,000	90,200
Principal repayments of mortgage notes payable and community development district bond obligations	(542)	(29,944)	(2,044)
Redemption of senior notes	-	(50,000)	-
Proceeds from senior notes - net of discount of $1,774	198,226	-	-
Debt issue costs	(4,228)	(1,924)	-
Dividends paid	(1,429)	(1,414)	(1,450)
Proceeds from exercise of stock options	3,264	2,643	1,907
Payments to acquire treasury shares	(392)	(11,261)	(21,892)
Net cash provided by financing activities	179,497	98,100	66,721
Net increase (decrease) in cash	22,734	(192)	2,216
Cash balance at beginning of year	2,351	2,543	327
Cash balance at end of year	$ 25,085	$ 2,351	$ 2,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 8,247	$ 7,664	$ 9,530
Income taxes	$ 51,347	$55,029	$41,420

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$ 2,577	$ 5,057	$ -
Consolidated inventory not owned	$ (840)	$ 4,932	$ -
Mortgage notes payable and community development district bond obligations in connection with land acquisition - net	$ 1,525	$27,700	$ -
Distribution of single-family lots from unconsolidated limited liability companies	$ 10,297	$ 9,622	$17,978
Non-monetary exchange of fixed assets	$ -	$ -	$ 7,816
Deferral of executive and director compensation	$ 979	$ 870	$ 880
Executive and director deferred stock distributions	$ 394	$ 1,937	$ 718

ACQUISITION:
Fair market value of assets acquired, net of cash acquired	$ 42,923	$ -	$ -
Goodwill	1,561	-	-
Fair market value of liabilities assumed	(21,299)	-	-
Cash paid	$ 23,185	$ -	$ -

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Business. M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. During 2005, the Company expanded its’ Washington, D.C. operations into Delaware and expanded our Orlando operations through the acquisition of Shamrock Homes, located in Tavares, Florida. The Company designs, sells and builds single-family homes on finished lots, which it develops or purchases ready for home construction. The Company also purchases undeveloped land to develop into finished lots for future construction of single-family homes and, on a limited basis, for sale to others. Our homebuilding operations, operated across several geographic regions in the United States, have similar characteristics; therefore, they have been aggregated into one reportable segment, the homebuilding segment.

The Company conducts mortgage financing activities through M/I Financial Corp. (“M/I Financial”) that originates mortgage loans for purchasers of the Company’s homes. The loans and the servicing rights are sold to outside mortgage lenders. The Company and M/I Financial also have investments in title insurance agencies that provide title services to purchasers of the Company’s homes; one of these investments is accounted for using the equity method (see Note 4). In addition, in late 2005 we formed M/I Insurance Agency, LLC, a majority-owned subsidiary that will collect commissions as a broker of property and casualty insurance policies. As a broker, the Company will not retain any risk associated with these insurance policies. Our mortgage banking, title service and insurance activities have similar characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment.

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

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2005 and 2004, the majority of cash was held in one bank.

Cash Held in Escrow. Cash held in escrow represents cash relating to loans closed at year-end that were not yet funded to the Company as of December 31st due to timing, and cash that was deposited in an escrow account at the time of closing on homes to homebuyers which will be released to the Company when the related work is completed on each home, which generally occurs within six months of closing on the home.

Mortgage Loans Held for Sale. Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property. Generally, all of the mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination. Refer to the Revenue Recognition policy for additional discussion.

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

The summary of inventory is as follows:

	December 31,	December 31,
(In thousands)	2005	2004
Single-family lots, land and land development costs	$ 754,530	$553,237
Houses under construction	294,363	226,789
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2005 - $211;
December 31, 2004 - $156)	1,455	1,351
Community development district infrastructure (Note 8)	7,634	5,058
Land purchase deposits	14,058	7,119
Consolidated inventory not owned (Note 9)	4,092	4,932
Total inventory	$1,076,132	$798,486

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots and lots for which development has been completed but have not yet been sold or committed to a third party for construction of a home.

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

Capitalized Interest. The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Capitalized interest, beginning of year	$15,289	$14,094	$11,475
Interest capitalized to inventory	12,208	6,416	7,425
Capitalized interest charged to cost of sales	(8,264)	(5,221)	(4,806)
Capitalized interest, end of year	$19,233	$15,289	$14,094

Interest incurred	$26,316	$14,758	$12,256

Consolidated Inventory Not Owned. We enter into land option agreements in the ordinary course of business in order to secure land for the construction of houses in the future. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity. Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, expected timing of our purchase of the land and assumptions about projected cash flows.

Investment in Unconsolidated Limited Liability Companies. We invest in entities that acquire and develop land for distribution or sale to us in connection with our homebuilding operations. Certain of these entities have been determined to meet the criteria of variable interest entities because they lack sufficient equity to finance their operations, and we must use our judgment to determine if we are the primary beneficiary of the entity. Certain of these entities have been determined to not meet the criteria of variable interest entities because they have sufficient equity and have obtained outside financing, and we must use our judgment to determine if we have a controlling interest in the entity. Factors considered in determining whether we have significant influence or we have control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

Property and Equipment. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following are the major classes of depreciable assets and their estimated useful lives:

	December 31,
(In thousands)	2005	2004
Land, building and improvements	$11,824	$11,824
Office furnishings, leasehold improvements, computer equipment and computer software	11,433	8,181
Transportation and construction equipment	22,520	22,497
Property and equipment	45,777	42,502
Accumulated depreciation	(11,270)	(9,196)
Property and equipment, net	$34,507	$33,306

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements and computer equipment	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was $2.7 million, $2.4 million and $2.4 million in 2005, 2004 and 2003, respectively.

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

Other Assets. Other assets includes certificates of deposit of $0.4 million at December 31, 2005 and 2004, which have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use. The certificates of deposit will be released after a minimum of five years, and when there is a 95% loan to value on the related loans and there have been no late payments by the mortgagor in the last twelve months. Other Assets also include intangible assets, goodwill, non-trade receivables, deposits, prepaid expenses and deferred taxes.

Other Liabilities. Other liabilities include taxes payable, accrued self-insurance costs, accrued warranty expenses and various other miscellaneous accrued expenses.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable balance sheet or income statement line, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties, and estimates its liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. The Company has also provided certain other guaranties and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guaranties of the completion of land development and minimum net worth guaranties of certain subsidiaries. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guaranties and indemnifications could differ materially from our current estimated amounts.

Segment Information. Our reportable business segments consist of homebuilding and financial services. Our homebuilding segment derives a majority of its revenue from constructing single-family homes in nine markets in the United States. The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title services. Segment information included herein is presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), and is presented on the basis that the chief operating decision makers use in evaluating segment performance. During the fourth quarter of 2005, the Company’s chief operating decision makers made a decision to change how the total business was viewed to include corporate and other, previously shown separately within the Company’s segment reporting, within the homebuilding segment. The chief operating decision makers made this change because they believe this is a better way to view the Company’s results, and will also provide more comparable information with the homebuilding industry. As required under SFAS 131, the Company has restated all prior period segment information to be consistent with the 2005 segment reporting.

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received or the loan has been sold to a third party investor in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Revenue for homes that close to the buyer having a deposit of 5% or greater, and all home closings insured under Federal Housing Authority (“FHA”) or Veterans Administration (“VA”) government-insured programs, are recorded in the financial statements on the date of closing. Revenue related to all other home closings is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” All associated homebuilding costs are charged to cost of sales in the period when the revenue from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. All other costs are expensed as incurred.

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

Changes in estimates for pre-existing warranties occur due to changes in the historical payment experience, and are also due to differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty reserve balance at the end of each quarter. Warranty expense was $10.8 million, $14.5 million and $11.5 million for 2005, 2004 and 2003, respectively. See also Note 5.

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2005, with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $300,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $5.0 million deductible per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $6.4 million, $4.9 million and $5.3 million for all self-insured and general liability claims during the years ended December 31, 2005, 2004 and 2003, respectively. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Amortization of Debt Issuance Costs. The costs incurred in connection with the issuance of debt are being amortized over the terms of the related debt. Unamortized debt issuance costs of $5.1 million and $1.8 million are included in other assets at December 31, 2005 and 2004, respectively.

Advertising and Research and Development. The Company expenses advertising and research and development costs as incurred. The Company expensed $10.1 million, $10.1 million and $10.0 million in 2005, 2004 and 2003, respectively, for advertising and expensed $3.5 million, $2.5 million and $1.6 million in 2005, 2004 and 2003, respectively, for research and development.

Derivative Financial Instruments. The Company has the following types of derivative financial instruments: mortgage loans held for sale and interest rate lock commitments. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gain or loss is included in financial services revenue. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded in current earnings. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy. These instruments are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings.

Earnings Per Share. Earnings per share is calculated based on the weighted average number of common shares outstanding during the year. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred stock. These are no adjustments to net income necessary in the calculation of basic or diluted earnings per share. The number of antidilutive options that require exclusion from the computation of diluted earnings per share is summarized in the table below.

	Three Months Ended		Twelve Months Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Basic weighted average shares outstanding	14,333	14,141	14,302	14,107
Effect of dilutive securities:
Stock option awards	85	130	119	141
Deferred compensation awards	120	141	118	159
Diluted average shares outstanding	14,538	14,412	14,539	14,407

Net income	$41,315	$24,549	$100,785	$91,534

Earnings per share
Basic	$ 2.88	$ 1.74	$ 7.05	$ 6.49
Diluted	$ 2.84	$ 1.70	$ 6.93	$ 6.35
Anti-dilutive options not included in the
calculation of diluted earnings per share	484,600	-	246,666	-

Profit Sharing. The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax salary basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Company contributions to the plan are made at the discretion of the Company’s Board of Directors and totaled $2.7 million $2.3 million and $2.2 million for 2005, 2004 and 2003, respectively.

Deferred Stock Plans. Effective November 1, 1998, the Company adopted the Executives’ Deferred Compensation Plan (the “Executive Plan”), a non-qualified deferred compensation stock plan. The purpose of the Executive Plan is to provide an opportunity for certain eligible employees of the Company to defer a portion of their compensation to invest in the Company’s common stock. Compensation expense deferred in the plan, plus accrued dividends related to the Executive Plan, totaled approximately $0.7 million in each of the years 2005, 2004 and 2003.

In 1997, the Company adopted the Director Deferred Compensation Plan (the “Director Plan”) to provide its directors with an opportunity to defer their director compensation and to invest in the Company’s common stock. Compensation expense deferred in the Director Plan, plus accrued dividends related to the Director Plan, totaled $0.3 million, $0.2 million and $0.2 million in 2005, 2004 and 2003, respectively.

Stock-Based Employee Compensation. The Company accounts for its Stock Incentive Plan, which is described more fully in Note 14, under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$100,785	$91,534	$81,730
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	1,877	721	885
Pro forma net income	$ 98,908	$90,813	$80,845

Earnings per share:
Basic - as reported	$ 7.05	$ 6.49	$ 5.66
Basic - pro forma	$ 6.92	$ 6.44	$ 5.60

Diluted - as reported	$ 6.93	$ 6.35	$ 5.51
Diluted - pro forma	$ 6.80	$ 6.30	$ 5.45

Reclassifications. Certain amounts in the 2004 Consolidated Balance Sheet and the 2003 and 2004 Consolidated Statements of Cash Flows have been reclassified to conform to the 2005 presentation. The Company believes these reclassifications are immaterial to the Consolidated Financial Statements.

Impact of New Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. The statement supersedes APB Opinion No. 25 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” The statement also amends SFAS No. 95, “Statement of Cash Flows.” The statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees. SFAS 123(R) applies to all awards granted or that vest after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005 in accordance with the Securities and Exchange Commission’s delay of the original effective date of SFAS 123(R)) and to awards modified, repurchased or canceled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our Consolidated Statement of Income rather than as pro forma disclosure in the notes to the financial statements.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Number 107 that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123(R), including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements.

The Company has completed its assessment of the impact of FAS123(R), and estimates the after tax impact in 2006 to be approximately $3.0 million ($0.21 per share).

NOTE 2. Acquisition

During the third quarter of 2005, the Company expanded its homebuilding operations in Florida through the acquisition of certain assets and assumption of certain liabilities of Shamrock Homes, Inc. (“Shamrock”), located in Tavares, Florida. In connection with this acquisition, the Company paid $39.7 million, including the payoff of debt assumed in the acquisition, and net of cash acquired. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to reflect the fair value of assets acquired, including $6.5 million of intangible assets, and liabilities assumed. Intangible assets consist of the Shamrock name, with a fair value of $5.7 million being amortized over an expected life of five years; house plans with a fair value of $0.5 million being amortized over an expected life of two years; and land options with a fair value of $0.3 million that were reclassified to land when the related land was purchased. Amortization expense associated with the above intangible assets totaled $0.7 million in 2005, and is estimated to range from $1.1 million to $1.4 million annually during each of the next five years. In connection with the acquisition, the Company recorded goodwill of $1.6 million, which we believe will be fully deductible for tax purposes. The results of operations of Shamrock are included in the Company’s results of operations since the acquisition date of July 1, 2005. The pro forma effect of the Shamrock acquisition on the results of operations is not presented as the effect is not material.

NOTE 3. Transactions with Related Parties

During 2005, 2004 and 2003, the Company sold land for approximately $0.4 million, $0.6 million and $0.2 million, respectively, to an entity owned by a related party of one of the Company’s executive officers. In January 2003, the Company purchased land for approximately $2.2 million that was under the control of a related party entity, owned by a then employee of the Company. These transactions were ratified by the independent members of the Board of Directors. In addition, during 2005 the Company paid $0.4 million to a related party for the assignment of a land purchase agreement to the Company.

The Company made payments in the normal course of business totaling $2.7 million, $2.6 million and $1.8 million during 2005, 2004 and 2003 to a construction subcontractor who is a related party, for work performed in construction of certain of our homes. The Company also leased model homes from various related parties, and made payments totaling approximately $0.4 million, $0.8 million and $0.9 million during 2005, 2004 and 2003 for the use of those homes as sales models.

The Company made contributions totaling $0.8 million, $2.0 million and $2.5 million during 2005, 2004 and 2003, respectively, to the M/I Homes Foundation, a charitable organization having certain officers, directors and shareholders of the Company on its Board of Trustees.

As of December 31, 2005 and 2004, the Company had receivables totaling $1.0 million and $0.9 million, respectively, due from executive officers or related party entities, relating to amounts owed to the Company for split-dollar life insurance policy premiums. The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer. The receivables are recorded in Other Assets on the consolidated balance sheets.

NOTE 4. Investment in Unconsolidated Limited Liability Companies

Homebuilding Limited Liability Companies. At December 31, 2005, the Company had interests varying from 33% to 50% in limited liability companies (“LLCs”) that have been determined to meet the criteria of variable interest entities that engage in land development activities for the purpose of developed lot distribution to the Company and its partners in the entity. The Company receives its percentage interest in the lots developed in the form of a capital distribution. These entities do not have long-term debt recorded on their balance sheets. The Company’s maximum exposure related to its investment in these entities as of December 31, 2005 is the amount invested of $32.1 million plus letters of credit of $8.9 million (of which the Company’s proportionate share is $3.7 million), which serve as completion bonds for development work in process by the entities. Included in the Company’s investment in LLCs at December 31, 2005 and 2004 are $0.3 million of capitalized interest and other costs. The Company received distributions totaling $10.3 million, $9.6 million and $18.0 million in developed lots at cost in 2005, 2004 and 2003, respectively. The Company has determined that it is not the primary beneficiary of these variable interest entities; therefore, these entities are recorded using the equity method of accounting.

At December 31, 2005, the Company also had 50% interests in certain LLCs that engage in land development activities for the purpose of selling developed lots to the Company and its partners in the entity. These LLCs do not meet the criteria of variable interest entities because each of the entities have sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors and as a result of outside financing that is not guaranteed by the Company. The Company and its partner in each of these entities has provided the lender environmental indemnifications and guaranties of the completion of land development as more fully described in Note 5 below. The Company’s maximum exposure related to its investment in these entities as of December 31, 2005 is the amount invested of $17.8 million plus letters of credit of $0.8 million and the obligation under the guaranties and indemnifications. Included in the Company’s investment in these LLCs at December 31, 2005 is $0.3 million of capitalized interest and other costs; there were no capitalized interest and other costs at December 31, 2004. The Company has not purchased any lots from these entities during 2005, 2004 or 2003. The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

Summarized condensed combined financial information for the LLCs that are included in the homebuilding segment as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 is as follows:

Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2005	2004
Assets:
Single-family lots, land and land development costs	$135,661	$48,229
Other assets	1,489	1,129
Total assets	$137,150	$49,358
Liabilities and partners equity:
Liabilities:
Notes payable	$ 36,786	$ -
Other liabilities	2,519	2,347
Total liabilities	39,305	2,347
Partners’ equity:
Company’s equity	49,910	23,071
Other equity	47,935	23,940
Total partners’ equity	97,845	47,011
Total liabilities and partners’ equity	$137,150	$49,358

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Revenue	$ -	$ 2	$ 191
Costs and expenses	54	139	360
Loss	$(54)	$(137)	$(169)

The Company’s total equity in the loss relating to the above homebuilding LLCs was approximately $0.1 million in each of the years ended December 31, 2005, 2004 and 2003.

Title Operations Limited Liability Companies. As of December 31, 2005 and 2004, M/I Financial owned a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. The Company’s maximum exposure related to this investment is limited to the amount invested, which was approximately $19,000 and $23,000 at December 31, 2005 and 2004, respectively. Approximately $36,000, $0.1 million and $2.0 million of title insurance premiums and closing fees were paid to our unconsolidated title agencies in 2005, 2004 and 2003, respectively. The total assets and corresponding total liabilities and partner’s equity for our unconsolidated title agencies was approximately $5,000 and $6,000 as of December 31, 2005 and 2004, respectively.

Summarized condensed combined statements of operations for our unconsolidated title agencies for each of the three years in the period ended December 31, 2005 is as follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Revenue	$87	$243	$4,057
Costs and expenses	19	42	1,161
Income	$68	$201	$2,896

The Company’s total equity in the income relating to the above title companies was $23,000 in 2005 and $1.7 million in 2003. The Company’s total equity in the loss relating to the above unconsolidated title companies was $45,000 in 2004.

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

	Year Ended December 31,
(In thousands)	2005	2004
Warranty accruals, beginning of year	$ 13,767	$ 9,173
Warranty expense on homes delivered during the period	10,429	9,986
Changes in estimates for pre-existing warranties	405	4,480
Settlements made during the period	(10,661)	(9,872)
Warranty accruals, end of year	$ 13,940	$13,767

Guarantees and Indemnities. In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $67.2 million and $383.0 million were covered under the above guaranty as of December 31, 2005 and 2004, respectively. A portion of the revenue paid to M/I Financial for providing the guaranty on the above loans was deferred at December 31, 2005, and will be recognized in income as M/I Financial is released from its obligation under the guaranty. M/I Financial has not repurchased any loans under the above agreements in 2005 or 2004, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $2.6 million and $4.7 million as of December 31, 2005 and 2004, respectively, relating to the above agreements. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $2.8 million and $4.3 million at December 31, 2005 and 2004, respectively, and would be offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company. In addition, during 2005, the Company provided environmental indemnifications, guaranties for the completion of land development and minimum net worth guarantees of certain the Company’s subsidiaries in connection with outside financing provided by lenders to two of our 50% owned LLCs. Under the environmental indemnifications, the Company and its partner in the LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guaranties, the Company and its partner in the LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the completion guaranties was approximately $26.7 million as of December 31, 2005. The risk associated with these guaranties is offset by the value of the underlying assets. Additionally, the LLC operating agreements provide recourse against our partner in the LLC for 50% of any actual liability associated with either the environmental indemnification or the completion guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.8 million at December 31, 2005 and 2004, which is management’s best estimate of the fair value of the Company’s liability.

During 2005, the Company provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million. The guarantee was provided to a government-sponsored enterprise M/I Financial delivers loans to.

NOTE 6. Commitments and Contingencies

At December 31, 2005, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 2,807 homes with an aggregate sales price of approximately $954.0 million. Based on our current housing gross margin of 23.7% plus variable selling costs of 4.0% of revenue, we estimate payments totaling approximately $766.5 million to be made in 2006 relating to those homes. At December 31, 2005, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $452.6 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At December 31, 2005, the Company had outstanding approximately $158.3 million of completion bonds and standby letters of credit that expire at various times through December 2010. Included in this total are $114.2 million of performance bonds and $25.1 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $3.7 million share of our LLCs’ letters of credit); $16.1 million of financial letters of credit, of which $13.8 million represent deposits on land and lot purchase agreements; and $2.9 million of financial bonds.

At December 31, 2005, the Company has outstanding $3.3 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties. No interest or principal is due until the time of default. In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At December 31, 2005, the Company has $0.4 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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

NOTE 7. Lease Commitments

The Company leases various office facilities, automobiles, model furnishings, and model homes under operating leases with remaining terms of one to seven years. At December 31, 2005, the future minimum rental commitments totaled $13.7 million under non-cancelable operating leases with initial terms in excess of one year as follows: 2006 - $7.3 million; 2007 - $3.5 million; 2008 - $1.4 million; 2009 - $0.6 million; 2010 - $0.4 million; and $0.5 million thereafter. The Company’s total rental expense was $10.9 million, $9.1 million and $8.8 million for 2005, 2004 and 2003, respectively.

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
Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
Total CDD bond obligations issued and outstanding as of December 31, 2005			$24,480

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $7.6 million liability related to these CDD bond obligations as of December 31, 2005, along with the related inventory infrastructure.

In addition, in connection with the purchase of land during 2005, the Company assumed $2.5 million in CDD bond obligation. This obligation bears interest at a rate of 5.5% and matures November 1, 2010. As lots are closed to third parties, the Company will repay the CDD obligation associated with each lot. As of December 31, 2005, the outstanding principal balance of the CDD obligation was $2.2 million.

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

The Company has evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under an agreement. As the primary beneficiary under this agreement, the Company is required to consolidate the fair value of the variable interest entity.

As of December 31, 2005, the Company has recorded $4.1 million in Inventories on the consolidated balance sheet, representing the fair value of land under the agreement. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the consolidated balance sheet.

NOTE 10. Notes Payable Banks

On April 22, 2005, the Company amended and restated its revolving credit facility (“Amended and Restated Credit Facility”) to increase the maximum borrowing amount to $600 million from $500 million and to reduce the accordion feature to $150 million from $250 million. In December 2005, the Company requested, and lenders approved, an increase to $725 million maximum borrowing amount through use of $125 million of the accordion feature. Following the December 2005 increase to $725 million there were twenty-one banks party to the agreement. The Amended and Restated Credit Facility matures in September 2008. Borrowings under the Amended and Restated Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points. Under the Amended and Restated Credit Facility, borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of December 31, 2005, the Credit Facility capacity was $725.0 million, compared to the calculated borrowing base of $617.3 million; the borrowing base indebtedness was $482.7 million and the resulting borrowing availability was $134.6 million. The Credit Facility contains covenants that require the Company, among other things, to maintain minimum net worth amounts and to maintain certain financial ratios. The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time. The Company is required under the Credit Facility to maintain a certain amount of tangible net worth, and as of December 31, 2005, had approximately $155.0 million available for payment of dividends. As of December 31, 2005, the Company was in compliance with all restrictive covenants of the Credit Facility.  As of December 31, 2005, the outstanding borrowings had a weighted average interest rate of 5.80%.

At December 31, 2005, the Company also had $46.0 million outstanding under the M/I Financial loan agreement, which permitted borrowings of $65.0 million to finance mortgage loans initially funded by M/I Financial for our customers. The $65.0 million borrowing capacity represented a temporary increase in M/I Financial’s loan agreement for the period December 15, 2005 through January 15, 2006 due to anticipated higher borrowing needs at December 31, 2005. In April 2005, the Company amended the M/I Financial revolving credit agreement and increased the maximum borrowing amount to $40.0 million from $30.0 million. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. This agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and, as of December 31, 2005, the borrowing base was $64.6 million. Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. The agreement expires in April 2006; however, the Company currently anticipates amending the term of the loan agreement. As of December 31, 2005, the weighted average interest rate for the M/I Financial outstanding borrowings was 5.87%. As of December 31, 2005, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement.

The annual weighted average interest rate for the Company’s bank borrowings was 5.6%, 4.8% and 9.1% for the years ended December 31, 2005, 2004 and 2003, respectively, which includes the interest rate swaps in effect through the third quarter of 2004. Average bank borrowings were $272.7 million in 2005 and $185.6 million in 2004.

NOTE 11. Mortgage Notes Payable

As of December 31, 2005 and 2004, the Company had outstanding a building mortgage note payable in the principal amount of $7.2 million and $7.4 million, respectively, with a fixed interest rate of 8.117% and maturity date of April 1, 2017. The book value of the collateral was $10.9 million at December 31, 2005 and 2004.

As of December 31, 2004, the Company had outstanding a $1.0 million land note payable, with a fixed interest rate of 4.0% and maturity date of December 15, 2015. The book value of the collateral was $53.7 million at December 31, 2004. During 2005, the land note payable was forgiven by the holder of the note and resulted in a reduction in the recorded value of the associated land.

NOTE 12. Senior Notes and Senior Subordinated Notes

During 2005, the Company sold $200 million of 6.875% senior notes due April 2012 (“Senior Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended (“the Securities Act”). On July 14, 2005, a corresponding amount of Senior Notes was registered under the Securities Act, and on August 31, 2005, the Company completed an exchange of the unregistered Senior Notes for registered Senior Notes. The Company used the proceeds from the original Senior Notes issuance to repay amounts outstanding under its revolving credit facility. The Senior Notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries.

The Senior Notes contain covenants that place limitations on the incurrence of additional indebtedness, payment of dividends, asset dispositions, certain investments and creations of liens, among other items. The Company may redeem the Senior Notes, in whole or in part, at any time before April 2012 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the date of the redemption, if any, plus a “make-whole” premium based on U.S. Treasury Rates. As of December 31, 2005, the Company was in compliance with all restrictive covenants of the Senior Notes.

On September 24, 2004, the Company prepaid its $50 million senior subordinated notes that were scheduled to mature in August 2006. The redemption of the senior subordinated notes and termination of related contracts resulted in a $3.0 million net of tax charge ($0.21 per diluted share) in the third quarter of 2004.

NOTE 13. Universal Shelf Registration

In April 2002, the Company filed a $150 million universal shelf registration statement with the SEC. Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow the Company to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of December 31, 2005.

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

			Weighted
		Option Price	Avg. Exercise
	Shares	Per Share	Price
Options outstanding at December 31, 2002	532,960	$5.31 - $30.76	$18.92
Granted	231,000	27.15	27.15
Exercised	(115,360)	5.31 - 28.55	16.15
Forfeited	(3,600)	9.28 - 28.55	19.78
Options outstanding at December 31, 2003	645,000	$6.69 - 30.76	$22.36
Granted	238,000	43.24 - 46.61	46.57
Exercised	(139,080)	6.69 - 28.55	18.93
Forfeited	(104,000)	6.69 - 28.55	24.17
Options outstanding at December 31, 2004	639,920	$6.69 - 46.61	$31.81
Granted	283,000	54.85	54.85
Exercised	(128,470)	6.69 - 46.61	25.41
Forfeited	(13,550)	16.38 - 54.85	38.41
Options outstanding at December 31, 2005	780,900	$6.69 - 54.85	$41.09

For various price ranges, weighted average characteristics of outstanding and currently exercisable stock options as of December 31, 2005 are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Avg. Remaining Life (years)	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
$ 6.69 - 16.38	78,300	4.83	$13.90	78,300	$13.90
27.15 - 30.76	215,000	6.71	27.75	146,680	27.85
43.24 - 54.85	487,600	8.70	51.34	138,840	49.92

As required under SFAS 123, the fair value of each option grant was estimated on the date of grant. The Company uses the Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0.23%	0.26%	0.32%
Risk-free interest rate	3.77%	2.79%	2.90%
Expected volatility	29.2%	32.5%	37.4%
Expected life (in years)	6	6	6
Weighted average grant date fair value of options	$19.38	$16.62	$10.75

In February 2006, the Company granted options for an additional 367,500 shares with the same terms as the previous awards, at a price of $41.45, which represents the market value at the date of grant.

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

NOTE 16. Income Taxes

The provision for income taxes consists of the following:
	December 31,
(In thousands)	2005	2004	2003
Federal	$52,124	$48,771	$44,825
State and local	8,518	10,992	8,544
Total	$60,642	$59,763	$53,369

	December 31,
(In thousands)	2005	2004	2003
Current	$60,085	$57,273	$46,507
Deferred	557	2,490	6,862
Total	$60,642	$59,763	$53,369

For the years ended December 31, 2005, 2004 and 2003, the Company’s effective tax rate was 37.6%, 39.5% and 39.5%, with the decrease from 2004 to 2005 resulting from the manufacturing credit established by the 2004 American Jobs Creation Act, a change in the state of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, and the settlement of certain state tax-related items. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated provision for income taxes are as follows:
	December 31,
(In thousands)	2005	2004	2003
Federal taxes at statutory rate	$56,500	$52,954	$47,285
State and local taxes - net of federal tax benefit	5,537	7,145	5,554
Other	(1,395)	(336)	530
Total	$60,642	$59,763	$53,369

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2005	2004
Deferred tax assets:
Warranty, insurance and other accruals	$8,405	$8,832
Inventories	3,660	2,500
State taxes	1,424	1,724
Deferred charges	3,573	3,598
Total deferred tax assets	17,062	16,654
Deferred tax liabilities:
Depreciation	7,166	6,690
Prepaid expenses and deferred charges	1,423	934
Total deferred tax liabilities	8,589	7,624
Net deferred tax asset	$8,473	$9,030

NOTE 17. Financial Instruments

Mortgage loans held for sale. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans, as further discussed below. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gain or loss is included in financial services revenue.

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

Certain IRLCs are committed to a specific third-party investor and are matched with best effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts was $52.8 million and $109.9 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the fair value of the committed IRLCs resulted in a liability of $0.6 million and the related best efforts contracts resulted in an asset of $0.6 million. At December 31, 2004, the fair value of the committed IRLCs resulted in a liability of $0.7 million and the fair value of the related best efforts contracts resulted in an offsetting asset of $0.7 million. For the year ended December 31, 2005, the Company recorded less than $0.1 million expense relating to marking these committed IRLCs to market, whereas in 2004 and 2003 there was no net gain or loss.

The cost, if any, of the best-efforts whole loan delivery commitments is recorded as an asset and expensed as loans are funded under the related commitments. Any remaining unused balance is expensed when the commitment expires, or earlier if the Company determines that they will be unable to fulfill the commitment prior to its expiration date.

Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At December 31, 2005 and 2004, the notional amount of the uncommitted IRLC loans was $32.1 million and $32.5 million, respectively. The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in a $0.3 million liability and $0.1 million asset at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, we recognized $0.4 million expense, $2.6 million income and $3.0 million expense, respectively, relating to marking these commitments to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At December 31, 2005, the notional amount under the FMBSs was $33.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million. At December 31, 2004, the notional amount under the FMBSs was $35.0 million, and the related fair value adjustment resulted in less than a $0.1 million liability. For the years ended December 31, 2005, 2004 and 2003, we recognized $0.2 million expense, $0.3 million income and $1.0 million income, respectively, relating to marking these FMBSs to market.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2005 and 2004. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Assets:
Cash, including cash in escrow	$ 56,908	$ 56,908	$ 24,082	$ 24,082
Mortgage loans held for sale	67,416	67,416	67,918	67,918
Other assets	44,168	43,814	30,855	30,592
Commitments to extend real estate loans	-	-	94	94
Best efforts contracts for committed IRLCs	618	618	692	692
Liabilities:
Notes payable banks	306,000	306,000	309,000	309,000
Mortgage notes payable	7,165	8,092	8,370	10,484
Senior notes	198,400	179,250	-	-
Commitments to extend real estate loans	897	897	692	692
Forward sale of mortgage-backed securities	209	209	23	23
Other liabilities	136,820	136,820	112,394	112,278
Off-Balance Sheet Financial Instruments:
Letters of credit	-	1,571	-	738

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2005 and 2004:

Cash, Cash Held in Escrow and Other Liabilities. The carrying amounts of these items approximate fair value, except at December 31, 2004, the fair value of Other Liabilities was determined by calculating the present value of the amounts based on the estimated timing of payments.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best Efforts Contracts for Committed IRLCs and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at December 31, 2005 and 2004.

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

Mortgage Notes Payable. The estimated fair value was determined by calculating the present value of the future cash flows.

Letters of Credit. Letters of credit and outstanding completion bonds of $158.3 million and $112.8 million represent potential commitments at December 31, 2005 and 2004, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 18. Business Segments

The Company’s chief operating decision makers evaluate the Company’s performance on a consolidated basis and by evaluating our two segments, homebuilding operations and financial services operations. The homebuilding operations include the development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operations include similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title services for purchasers of the Company’s homes.

In conformity with SFAS 131, the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 of our consolidated financial statements. In the table below, eliminations consist of fees paid by the homebuilding operations relating to loan origination and title fees for its homebuyers that are included in financial services’ revenue; the homebuilding segment’s housing costs include these fees paid to financial services.

During the fourth quarter of 2005, the Company’s chief operating decision makers made a decision to change how the total business was viewed to include corporate and other, previously shown separately within the Company’s segment reporting, within the homebuilding segment. The chief operating decision makers made this change because they believe this is a better way to view the Company’s results, and will also provide more comparable information with the homebuilding industry. As required under SFAS 131, the Company has restated all prior period segment information to be consistent with the 2005 segment reporting.

	Year Ended December 31,
(In thousands)	2005	2004	2003
Revenue:
Homebuilding	$1,326,751	$1,150,136	$1,045,680
Financial services	28,635	32,909	27,666
Eliminations	(7,740)	(8,410)	(4,853)
Total Revenue	$1,347,646	$1,174,635	$1,068,493
Depreciation and Amortization:
Homebuilding	$ 4,410	$ 2,336	$ 2,254
Financial services	88	112	128
Total Depreciation and Amortization	$ 4,498	$ 2,448	$ 2,382
Interest Expense:
Homebuilding	$ 13,737	$ 8,052	$ 4,595
Financial services	371	290	236
Total Interest Expense	$ 14,108	$ 8,342	$ 4,831
Income Before Income Taxes:
Homebuilding	$ 143,378	$ 129,665	$ 115,006
Financial services	18,049	21,632	20,093
Total Income Before Income Taxes	$ 161,427	$ 151,297	$ 135,099
Income Taxes:
Homebuilding	$ 53,862	$ 51,218	$ 45,432
Financial services	6,780	8,545	7,937
Total Income Taxes	$ 60,642	$ 59,763	$ 53,369
Assets:
Homebuilding	$1,252,567	$ 901,605	$ 675,807
Financial services	77,111	76,921	71,065
Total Assets	$1,329,678	$ 978,526	$ 746,872
Capital Expenditures:
Homebuilding	$ 3,626	$ 1,570	$ 15,707
Financial services	219	114	36
Total Capital Expenditures	$ 3,845	$ 1,684	$ 15,743

NOTE 19. Subsequent Events

On February 3, 2006, the Company increased its Credit Facility to $735 million, and as a result has $15 million remaining under an accordion feature.

On February 13, 2006, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common stock on April 3, 2006, payable on April 20, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants during each of the two years ended December 31, 2005 and 2004.

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

M/I Homes’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that has not been reported on a Form 8-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of M/I Homes, Inc.
Columbus, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that M/I Homes, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 28, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and all employees of the Company. The Code of Business Conduct and Ethics is posted on our website, mihomes.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our directors, executive officers and principal accounting officer by posting such information on our website. Copies of the Code of Business Conduct and Ethics will be provided free of charge upon written request directed to Investor Relations, M/I Homes, Inc., 3 Easton Oval, Suite 500, Columbus, OH 43219.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
1.	The following financial statements are contained in Item 8:
		Page in
		this
	Financial Statements	Report

	Report of Independent Registered Public Accounting Firm	32
	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	33
	Consolidated Balance Sheets as of December 31, 2005 and 2004	34
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004
	and 2003	35
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	36
	Notes to Consolidated Financial Statements	37-52

2.	Financial Statement Schedules:

	None required.

3.	Exhibits:

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

4.1	Specimen of Stock Certificate, hereby incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, Commission File No. 33-68564.

4.2
Indenture dated as of March 24, 2005 by and among M/I Homes, Inc., its guarantors as named in the Indenture and U.S. Bank National Association, as trustee of the 6 7/8% Senior Notes due 2012, hereby incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated as of March 24, 2005.

10.1*
The M/I Homes, Inc. 401(k) Profit Sharing Plan as Amended and Restated, adopted as of January 1, 1997, hereby incorporate by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.2*
Amendment Number 1 of the M/I Homes, Inc. 401(k) Profit Sharing Plan for the Economic Growth and Tax Relief Reconciliation Act of 2001 dated November 12, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

56

10.3*
Second Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated November 11, 2003, hereby incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.4*
Third Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated January 26, 2005, hereby incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.5*
Fourth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated July 1, 2005, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.6
Amended and Restated Credit Agreement by and among M/I Homes, Inc., as borrower; JPMorgan Chase Bank, N.A. (formerly Bank One, NA,) as agent for the lenders and U.S. Bank National Association, as syndication agent; Bank of America, N.A., The Huntington National Bank, KeyBank National Association and Wachovia Bank, National Association, as documentation agents; Guaranty Bank, PNC Bank, National Association, National City Bank and Suntrust Bank, as co-agents; JPMorgan Chase Bank, N.A., U.S. Bank National Association, Bank of America, N.A., Wachovia Bank, National Association, The Huntington National Bank, KeyBank National Association, National City Bank, SunTrust Bank, Guaranty Bank, PNC Bank, National Association, AmSouth Bank, Charter One Bank, N.A., City National Bank, a national banking association, Comerica Bank, Fifth Third Bank, an Ohio banking corporation, Union Bank of California, N.A., Bank United, FSB, and Washington Mutual Bank, FA, as banks; and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner, dated April 22, 2005, hereby incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated April 27, 2005.

10.7
Commitment and Acceptance dated as of December 2, 2005, by and among M/I Homes, Inc. as borrower, JPMorgan Chase Bank, N.A., as agent, and the lenders party to that certain Amended and Restated Credit Agreement dated April 22, 2005, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 6, 2005.

10.8
Commitment and Acceptance dated as of February 3, 2006, by and among M/I Homes, Inc. as borrower, JPMorgan Chase Bank, N.A., as agent, and the lenders party to that certain Amended and Restated Credit Agreement dated April 22, 2005. (Filed herewith.)

10.9
Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 3, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.10
First Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 2, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.11
Second Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated May 1, 2003, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.12
Third Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated April 29, 2004, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.13
Fourth Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated August 5, 2004, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14
Fifth Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated April 28, 2005, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

57

10.15	Sixth Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated December 1, 2005. (Filed herewith.)

10.16*
M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated April 22, 1999, hereby incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.17*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.18*
Second Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.19*	M/I Homes, Inc. 2004 Executive Officers Compensation Plan, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.20	M/I Homes, Inc. Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.21
First Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated February 16, 1999, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.22
Second Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated July 1, 2001, hereby incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.23
Third Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated January 1, 2005, hereby incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.24*
Amended and Restated M/I Homes, Inc. Executives’ Deferred Compensation Plan dated April 18, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.25*
First Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated July 1, 2001, hereby incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.26*
Second Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated June 19, 2002, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.27*
Third Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated as of March 8, 2004, hereby incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.28*
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

58

10.29*
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

10.30*
Change of Control Agreement between the Company and Phillip G. Creek dated as of March 8, 2004, hereby incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.31*
The Company’s 2006 Award Formulas and Performance Goals for the Chairman and Chief Executive Officer, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 17, 2006.

10.32*
The Company’s 2006 Award Formulas and Performance Goals for the Vice Chairman and Chief Operating Officer, hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 17, 2006.

10.33*
The Company’s 2006 Award Formulas and Performance Goals for the Senior Vice President and Chief Financial Officer, hereby incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 17, 2006.

10.34*
The Company’s 2006 Award Formulas and Performance Goals for the Senior Vice President, General Counsel and Secretary, hereby incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated February 17, 2006.

10.35*	M/I Homes, Inc. President’s Circle Bonus Pool Plan, hereby incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated February 17, 2006.

11	Earnings Per Share Calculations. (Filed herewith.)

21	Subsidiaries of Company. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits

Reference is made to Item 15(a)(3) above. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.8
Commitment and Acceptance dated as of February 3, 2006, by and among M/I Homes, Inc. as borrower, JPMorgan Chase Bank, N.A., as agent, and the lenders party to that certain Amended and Restated Credit Agreement dated April 22, 2005.

10.15	Sixth Amendment to Revolving Credit Agreement by and among M/I Financial Corp., the Company and Guaranty Bank dated December 1, 2005.

11	Earnings Per Share Calculations.

21	Subsidiaries of Company.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statement Schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 28th day of February 2006.

M/I Homes, Inc.
(Registrant)

By:	/s/ ROBERT H. SCHOTTENSTEIN
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2006.

NAME AND TITLE	NAME AND TITLE

STEVEN SCHOTTENSTEIN*	/s/ ROBERT H. SCHOTTENSTEIN
Steven Schottenstein	Robert H. Schottenstein
Chief Operating Officer and Director	Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

JEFFREY H. MIRO*	/s/ PHILLIP G. CREEK
Jeffrey H. Miro	Phillip G. Creek
Director	Senior Vice President,
Chief Financial Officer and Director
NORMAN L. TRAEGER*	(Principal Financial Officer)
Norman L. Traeger
Director	/s/ ANN MARIE W. HUNKER
Ann Marie W. Hunker
FRIEDRICH K. M. BÖHM*	Corporate Controller
Friedrich K. M. Böhm	(Principal Accounting Officer)
Director

LEWIS R. SMOOT, SR.*
Lewis R. Smoot, Sr.
Director

THOMAS D. IGOE*
Thomas D. Igoe
Director

JOSEPH A. ALUTTO*
Joseph A. Alutto
Director

*The above-named Directors and Officers of the Registrant execute this report by Robert H. Schottenstein and Phillip G. Creek, their Attorneys-in-Fact, pursuant to powers of attorney executed by the above-named Directors and filed with the Securities and Exchange Commission as Exhibit 24 to this report.

By:	/s/ ROBERT H. SCHOTTENSTEIN	By:	/s/ PHILLIP G. CREEK
	Robert H. Schottenstein, Attorney-In-Fact		Phillip G. Creek, Attorney-In-Fact