Form 10-Q
period 2006-03-31
M I HOMES INC
filed 2006-05-05
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, par value $.01 per share: 14,014,678 shares outstanding as of April 28, 2006

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2006 (Unaudited) and December 31, 2005	3

		Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

	Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	30

	Item 1A.	Risk Factors	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 3.	Defaults Upon Senior Securities	31

	Item 4.	Submission of Matters to a Vote of Security Holders	31

	Item 5.	Other Information	31

	Item 6.	Exhibits	32

Signatures			33

Exhibit Index			34

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$ 10,283	$ 25,085
Cash held in escrow	21,194	31,823
Mortgage loans held for sale	30,015	67,416
Inventories	1,231,664	1,076,132
Property and equipment - net	35,259	34,507
Investment in unconsolidated limited liability companies	50,705	49,929
Other assets	41,253	44,786
TOTAL ASSETS	$1,420,373	$1,329,678

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 88,828	$ 73,705
Accrued compensation	5,323	26,817
Customer deposits	36,267	35,581
Other liabilities	61,550	75,528
Community development district obligations	10,295	9,822
Obligation for consolidated inventory not owned	3,882	4,092
Notes payable banks - homebuilding operations	387,000	260,000
Note payable bank - financial services operations	24,500	46,000
Mortgage notes payable	7,111	7,165
Senior notes - net of discount of $1,536 and $1,600, respectively, at March 31, 2006 and December 31, 2005	198,464	198,400
TOTAL LIABILITIES	823,220	737,110

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	73,855	72,470
Retained earnings	592,743	576,726
Treasury shares - at cost - 3,611,445 and 3,298,858 shares, respectively,
at March 31, 2006 and December 31, 2005	(69,621)	(56,804)
TOTAL SHAREHOLDERS’ EQUITY	597,153	592,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,420,373	$1,329,678

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$259,055	$241,399

Costs and expenses:
Land and housing	188,366	180,674
General and administrative	20,199	14,475
Selling	20,913	16,934
Interest	3,161	1,863

Total costs and expenses	232,639	213,946

Income before income taxes	26,416	27,453
Provision for income taxes	10,038	10,707

Net income	$ 16,378	$ 16,746

Earnings per common share:
Basic	$ 1.16	$ 1.18
Diluted	$ 1.14	$ 1.16

Weighted average shares outstanding:
Basic	14,110	14,238
Diluted	14,313	14,498

Dividends per common share	$ 0.025	$ 0.025

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2006
	(Unaudited)
	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2005	14,327,265	$176	$72,470	$576,726	$(56,804)	$592,568
Net income	-	-	-	16,378	-	16,378
Dividends to shareholders, $0.025 per
common share	-	-	-	(361)	-	(361)
Share repurchases	(333,500)	-	-	-	(13,206)	(13,206)
Excess tax benefits from stock-based payment
arrangements	-	-	105	-	-	105
Stock options vesting	-	-	909	-	-	909
Deferral of executive and director compensation	-	-	760	-	-	760
Executive and director deferred compensation
distributions	20,913	-	(389)	-	389	-

Balance at March 31, 2006	14,014,678	$176	$73,855	$592,743	$(69,621)	$597,153

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2006	2005
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$16,378	$16,746
Adjustments to reconcile net income to net cash used in operating activities:
Loss from property disposal	72	-
Depreciation	850	622
Amortization of intangibles, debt discount and debt issue costs	695	122
Stock-based compensation expense	909	-
Deferred income tax expense	2,660	3,617
Income tax benefit from stock transactions	-	1,389
Excess tax benefits from stock-based payment arrangements	(105)	-
Undistributed loss of unconsolidated limited liability companies	49	51
Change in assets and liabilities:
Cash held in escrow	10,629	541
Mortgage loans held for sale	37,401	37,653
Inventories	(148,414)	(61,168)
Other assets	269	2,704
Accounts payable	15,123	16,560
Customer deposits	686	2,805
Accrued compensation	(20,734)	(17,480)
Other liabilities	(13,873)	(7,966)
Net cash used in operating activities	(97,405)	(3,804)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,657)	(378)
Investment in and advances to unconsolidated limited liability companies	(6,753)	(12,665)
Return of investment from unconsolidated limited liability companies	15	4,387
Net cash used in investing activities	(8,395)	(8,656)

FINANCING ACTIVITIES:
Proceeds from (repayments of) bank borrowings - net	105,500	(136,000)
Principal repayments of mortgage notes payable and community development district bond obligation	(1,013)	(50)
Proceeds from senior notes - net of discount of $1,029	-	148,971
Debt issue costs	(27)	(2,854)
Dividends paid	(361)	(354)
Proceeds from exercise of stock options	-	2,674
Excess tax benefits from stock-based payment arrangements	105	-
Share repurchases	(13,206)	-
Net cash provided by financing activities	90,998	12,387
Net (decrease) increase in cash	(14,802)	(73)
Cash balance at beginning of year	25,085	2,351
Cash balance at end of period	$10,283	$ 2,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 1,117	$ 1,196
Income taxes	$19,847	$ 9,563

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$ 1,432	$ 2,180
Consolidated inventory not owned	$ (210)	$ (420)
Distribution of single-family lots from unconsolidated limited liability companies	$ 5,913	$ 3,220
Deferral of executive and director compensation	$ 760	$ 726
Executive and director deferred stock distributions	$ 389	$ 394

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its Subsidiaries (“the Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to inventory valuation, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in the “Risk Factors” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by the Private Securities Litigation Reform Act of 1995 and in Item 1A. Risk Factors included in Part II.

NOTE 2. Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2006, the Company’s compensation expense related to stock option grants was $0.9 million ($0.6 million after tax and $0.04 per share). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Stock Incentive Plan

As of March 31, 2006, the Company has a Stock Incentive Plan approved by the Company’s shareholders, that includes stock options, restricted stock and stock appreciation programs, under which the maximum number of shares of common stock that may be granted under the plan in each calendar year shall be 5% of the total issued and outstanding shares of common stock as of the first day of each such year the plan is in effect. No awards have been granted under the restricted stock and stock appreciation programs. Stock options are granted at the market price at the close of business on the date of grant. Options awarded vest 20% annually over five years and expire after ten years with vesting accelerated upon the employee’s death or disability or upon a change of control of the Company. Shares issued upon option exercise are from treasury shares.

Following is a summary of stock option activity as of March 31, 2006, and for the three-month period then ended, relating to the stock options awarded under the Stock Incentive Plan. This information has been provided for interim financial reporting as required for adoption of a new accounting standard in an interim period:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) ($000’s)
Options outstanding at December 31, 2005	780,900	$41.09
Granted	367,500	41.45
Exercised	-	-
Forfeited	-	-
Options outstanding at March 31, 2006	1,148,400	$41.20	8.27	$8,862

Options exercisable at March 31, 2006	363,820	$33.27	6.73	$5,437
(a)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2005 was approximately $2.2 million. There were no options exercised during the three months ended March 31, 2006.

The fair value of options granted during the three months ended March 31, 2006 and 2005 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:

	Three Months Ended
	March 31,
	2006	2005
Expected dividend yield	0.20%	0.23%
Risk-free interest rate	4.35%	3.77%
Expected volatility	34.8%	29.2%
Expected term (in years)	6.5	6
Weighted average grant date fair value of options granted during the period	$17.71	$19.38

The risk-free interest rate was based upon the U.S. Treasury five-year constant maturities rate at the date of the grant. Expected volatility was determined based on historical volatility of the Company’s common shares over the expected term of the option. For stock options granted in 2006, the Company has elected to apply the simplified method for “plain vanilla” options to determine the expected term, as provided by the Securities and Exchange Commission’s Staff Accounting Bulletin Number 107.

Total compensation expense that has been charged against income relating to the Stock Incentive Plan was $0.9 million for the three months ended March 31, 2006. The total income tax benefit recognized in the Condensed Consolidated Statement of Income for this plan was $0.3 million for the three months ended March 31, 2006. As of March 31, 2006, there was a total of $12.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 2.4 years.

The following table sets forth the effect on net income and earnings per share as if SFAS 123(R) had been applied to the three month period ended March 31, 2005:
Three Months
Ended
March 31,
(In thousands, except per share amounts)	2005
Net income, as reported	$16,746
Less: Total stock-based employee compensation expense determined under a fair value based method
for all awards, net of related income tax effect	(424)
Pro forma net income	$16,322

Earnings per share:
Basic - as reported	$ 1.18
Basic - pro forma	$ 1.15
Diluted - as reported	$ 1.16
Diluted - pro forma	$ 1.13

Deferred Compensation Plans

As of March 31, 2006, the Company also has an Executives’ Deferred Compensation Plan (the “Executive Plan”) and a Director Deferred Compensation Plan (the “Director Plan”). The Director Plan and Executive Plan (together the “Plans”) provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares. Compensation expense deferred into the Plans totaled $0.8 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. The portion of deferred cash compensation is invested in fully-vested equity units in the Plans. One equity unit is the equivalent of one common share. Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of their elected distribution date or termination of service as an employee or director of the Company. As of March 31, 2006, there were a total of 117,647 equity units outstanding under the Plans. The aggregate intrinsic value of these units was approximately $2.0 million as of March 31, 2006. Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

NOTE 3. Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the cost resulting from all share-based payment transactions be recognized in the financial statements, and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin Number 107 (“SAB 107”) that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123(R). On January 1, 2006, the Company adopted SFAS 123(R) using the “modified prospective” method. As further discussed under Note 2, “Stock-Based Compensation,” the adoption of SFAS 123(R) resulted in $0.9 million of compensation expense for the three months ended March 31, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. SFAS 155 is effective January 1, 2007 for calendar year-end companies, with earlier adoption permitted. The Company has not completed its assessment of the impact of SFAS 155, but does not anticipate a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which also amends SFAS No. 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time the entity enters into a servicing contract for financial assets that it has sold, or when the entity acquires or assumes an obligation to service a financial asset, when the related financial asset is not also recorded on the consolidated financial statements of the servicer entity. Under SFAS 156, servicing assets and liabilities must be initially recognized at fair value with subsequent measurement using either the amortization method or fair value method as prescribed in SFAS 156. SFAS 156 is effective January 1, 2007 for calendar year-end companies, with earlier adoption permitted. The Company has not completed its assessment of the impact of SFAS 156, but does not anticipate a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 4. Inventory

A summary of inventory is as follows:
	March 31,	December 31,
(In thousands)	2006	2005
Single-family lots, land and land development costs	$ 862,404	$ 754,530
Homes under construction	341,729	294,363
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2006 - $149;
December 31, 2005 - $211)	1,868	1,455
Community development district infrastructure (Note 10)	9,065	7,634
Land purchase deposits	12,716	14,058
Consolidated inventory not owned (Note 11)	3,882	4,092
Total inventory	$1,231,664	$1,076,132

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

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2006	2005
Capitalized interest, beginning of period	$19,233	$15,289
Interest capitalized to inventory	6,094	1,587
Capitalized interest charged to cost of sales	(857)	(1,833)
Capitalized interest, end of period	$24,470	$15,043
Interest incurred	$ 9,255	$ 3,450

NOTE 6. Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following are the major classes of depreciable assets and their estimated useful lives:

	March 31,	December 31,
(In thousands)	2006	2005
Land, building and improvements	$11,824	$11,824
Office furnishings, leasehold improvements and computer equipment and computer software	13,091	11,433
Transportation and construction equipment	22,520	22,520
Property and equipment	47,435	45,777
Accumulated depreciation	(12,176)	(11,270)
Property and equipment, net	$35,259	$34,507

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements and computer equipment	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was approximately $0.8 million and $0.6 million for the three-month periods ended March 31, 2006 and 2005, respectively.

NOTE 7. Investment in Unconsolidated Limited Liability Companies

Unconsolidated Limited Liability Companies - Homebuilding. At March 31, 2006, the Company had interests ranging from 33% to 50% in limited liability companies (“LLCs”) that do not meet the criteria of variable interest entities because each of the entities has sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and several of these LLCs have outside financing that is not guaranteed by the Company. These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. In certain of these LLCs, the Company and its partner in the entity have provided the lender environmental indemnifications and guarantees of the completion of land development and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 8 below. These entities have assets totaling $164.6 million and liabilities totaling $60.2 million, including third party debt of $55.9 million, as of March 31, 2006. The Company’s maximum exposure related to its investment in these entities as of March 31, 2006 is the amount invested of $50.7 million plus letters of credit of $4.7 million and the obligation under the guarantees and indemnifications. Included in the Company’s investment in limited liability companies at March 31, 2006 and December 31, 2005 are $0.9 million and $0.8 million, respectively, of capitalized interest and other costs. The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

Unconsolidated Limited Liability Company - Title Operations. As of March 31, 2006, M/I Financial owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. The Company’s maximum exposure related to this investment is limited to the amount invested, which was approximately $4,000 and $19,000 at March 31, 2006 and December 31, 2005, respectively. The total assets and corresponding total liabilities and partner’s equity for our unconsolidated title agency at March 31, 2006 and December 31, 2005, was approximately $8,000 and $5,000, respectively.

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

	Three Months Ended
	March 31,	March 31,
(In thousands)	2006	2005
Warranty accrual, beginning of period	$13,940	$13,767
Warranty expense on homes delivered during the period	1,955	1,837
Changes in estimates for pre-existing warranties	(203)	(306)
Settlements made during the period	(2,207)	(1,936)
Warranty accrual, end of period	$13,485	$13,362

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $91.8 million and $67.2 million were covered under the above guarantee as of March 31, 2006 and December 31, 2005, respectively. A portion of the revenue paid to M/I Financial for providing the guarantee on the above loans was deferred at March 31, 2006, and will be recognized in income as M/I Financial is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2006 or 2005, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $2.4 million and $2.6 million as of March 31, 2006 and December 31, 2005, respectively, relating to the above agreements. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $2.6 million and $2.8 million at March 31, 2006 and December 31, 2005, respectively, and would be offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company. In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty, and minimum net worth guarantees of certain the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs. Under the environmental indemnifications, the Company and its partner in the LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guarantees, the Company and its partner in the LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the completion guarantees was approximately $21.9 million and $26.7 million as of March 31, 2006 and December 31, 2005, respectively. The risk associated with these guarantees is offset by the value of the underlying assets.  Under the loan maintenance guaranty, the Company and its LLC partner have jointly and severally agreed to the third party lender to fund any shortfall, in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold. As of March 31, 2006, the total maximum amount of future payments the Company could be required to make under the loan maintenance guaranty was approximately $10.0 million. Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, completion guarantees and loan maintenance guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.7 million and $2.8 million at March 31, 2006 and December 31, 2005, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million. The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 9. Commitments and Contingencies

At March 31, 2006, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 3,112 homes with an aggregate sales price of approximately $1.1 billion. Based on our current housing gross margin of 25.3% plus variable selling costs of 4.2% of revenue, we estimate payments totaling approximately $849.4 million to be made in 2006 relating to those homes. At March 31, 2006, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $391.0 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At March 31, 2006, the Company had outstanding approximately $176.4 million of completion bonds and standby letters of credit that expire at various times through March 2011. Included in this total are $133.4 million of performance bonds and $25.1 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $3.8 million share of our LLCs’ letters of credit); $15.0 million of financial letters of credit, of which $10.0 million represent deposits on land and lot purchase agreements; and $2.9 million of financial bonds.

At March 31, 2006, the Company had outstanding $3.3 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties. No interest or principal is due unless and until the time of default. In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At March 31, 2006, the Company had $0.3 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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
Issue Date	Maturity Date	Interest Rate	Principal Amount (In thousands)
5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/1/2006	5/1/2037	5.35%	22,685
Total CDD bond obligations issued and outstanding as of March 31, 2006			$47,165

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $9.1 million liability related to these CDD bond obligations as of March 31, 2006, along with the related inventory infrastructure.

In addition, at March 31, 2006, the Company had outstanding a $1.2 million CDD bond obligation in connection with the purchase of land. This obligation bears interest at a rate of 5.5% and matures November 1, 2010. As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

NOTE 11. Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option contracts in order to secure land for the construction of homes in the future. Pursuant to these land option contracts, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), if the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity. The Company does not guarantee the obligations or performance of the variable interest entity.

In applying the provisions of FIN 46(R), the Company evaluated all land option contracts and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a contract. As the primary beneficiary under this contract, the Company is required to consolidate the fair value of the variable interest entity.

As of March 31, 2006, the Company had recorded $3.9 million within Inventory on the Unaudited Condensed Consolidated Balance Sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 12. Notes Payable Banks

On April 27, 2006, M/I Financial and the Company entered into the First Amended and Restated Revolving Credit Agreement (“MIF Credit Facility”). The MIF Credit Facility was a replacement of M/I Financial’s existing credit agreement, which expired on April 27, 2006. The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability, except for the period December 15, 2006 through January 15, 2007 when the maximum borrowing availability is increased to $65.0 million. The maximum borrowing availability is limited to 95% of eligible mortgage loans. In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans. The borrowings under the MIF Credit Facility are at Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%. The MIF Credit Facility expires April 26, 2007. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios.

At March 31, 2006, there was $24.5 million outstanding under the existing M/I Financial loan agreement with $4.3 million of availability under the borrowing base calculation. As of March 31, 2006, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement.

NOTE 13. Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.
	Three Months Ended
	March 31,	March 31,
(In thousands, except per share amounts)	2006	2005
Basic weighted average shares outstanding	14,110	14,238
Effect of dilutive securities:
Stock option awards	82	139
Deferred compensation awards	121	121
Diluted average shares outstanding	14,313	14,498

Net income	$16,378	$16,746

Earnings per share:
Basic	$ 1.16	$ 1.18
Diluted	$ 1.14	$ 1.16
Anti-dilutive options not included in the calculation of diluted earnings per share	680	-

NOTE 14. Purchase of Treasury Shares

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date, and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2006, the Company repurchased 333,500 shares. As of March 31, 2006, the Company had approximately $11.4 million available to repurchase outstanding common shares from the Board approval.

NOTE 15. Dividends

On April 20, 2006, the Company paid to shareholders of record of its common stock on April 3, 2006, a cash dividend of $0.025 per share. On April 27, 2006, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record on July 3, 2006, which will be paid on July 20, 2006. Total dividends paid in 2006 through April 20 were approximately $712,000.

NOTE 16. Operating and Reporting Segments

The Company’s chief operating decision makers evaluate the Company’s performance on a consolidated basis and by evaluating our two segments, homebuilding operations and financial services operations. The homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the sale of lots to third parties. The homebuilding operations include similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The accounting policies of the segments, in total, are the same as those described in the Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2005. Eliminations consist of fees paid by the homebuilding operations relating to loan origination and title fees for its homebuyers that are included in financial services’ revenue; the homebuilding segment’s housing costs include these fees paid to financial services.

During the fourth quarter of 2005, the Company’s chief operating decision makers made a decision to change how the total business was viewed to include corporate and other, previously shown separately within the Company’s segment reporting, within the homebuilding segment. The chief operating decision makers made this change because they believe this is a better way to view the Company’s results, and will also provide more comparable information with the homebuilding industry. As required under SFAS 131, the Company has restated 2005’s segment information to be consistent with the 2006 segment reporting.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2006	2005
Revenue:
Homebuilding	$253,327	$235,591
Financial services	6,987	7,691
Eliminations	(1,259)	(1,883)
Total revenue	$259,055	$241,399

Income before income taxes:
Homebuilding	$ 22,349	$ 22,149
Financial services	4,067	5,304
Total income before income taxes	$ 26,416	$ 27,453

M/I HOMES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (“the Company”) is one of the nation’s leading builders of single-family homes, having delivered nearly 65,000 homes since our inception in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes, Showcase Homes and Shamrock Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. In 2005, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the “Risk Factors” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and as set forth in Item 1A. Risk Factors. Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Investment in Unconsolidated Limited Liability Companies. We invest in entities that acquire and develop land for distribution or sale to us in connection with our homebuilding operations. In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities because they have sufficient equity to finance their operations. We must use our judgment to determine if we have substantive control over these entities. If we were to determine that we have substantive control over an entity, we would be required to consolidate the entity. Factors considered in determining whether we have substantive control or exercise significant influence over an entity include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the variable interest entity. We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control or exercise significant influence over an entity to be critical accounting policies due to the judgment required. Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties, and estimates its actual liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guarantees of the completion of land development and minimum net worth guarantees of certain subsidiaries. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Warranty. Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under the Company’s warranty programs. Accruals for warranties under our two-year limited warranty program and our 20-year (for homes closed prior to 1998) and 30-year structural warranty program are established as a percentage of average sales price and on a per unit basis, respectively, and are based upon historical experience by geographic area and recent trends. Factors that are given consideration in determining the accruals include: 1) the historical range of amounts paid per average sales price on a home; 2) type and mix of amenity packages added to the home; 3) any warranty expenditures included in the above not considered to be normal and recurring; 4) timing of payments; 5) improvements in quality of construction expected to impact future warranty expenditures; 6) actuarial estimates prepared by an independent third party, which considers both Company and industry data; and 7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2006, with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible (previously $5.0 million through March 31, 2006) per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $1.6 million, for all self-insured and general liability claims for each of the three months ended March 31, 2006 and 2005. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected term of the option. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. Prior to January 1, 2006, we accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common shares on the date of grant.

Derivative Financial Instruments. The Company has the following types of derivative financial instruments: mortgage loans held for sale and interest rate lock commitments (“IRLCs”). Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. All mortgage loans are committed to third-party investors at the date of funding and are typically sold to such investors within two weeks of funding. The commitments associated with funded loans are designated as fair value hedges of the risk of changes in the overall fair value of the related loans. Accordingly, changes in the value of derivative instruments are recognized in current earnings, as are changes in the value of the loans. The net gain or loss is included in financial services revenue. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate IRLCs, which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related Derivatives Implementation Group conclusions, the Company classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded in current earnings. M/I Financial manages interest rate risk related to its IRLC loans through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy. These instruments are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in current earnings.

RESULTS OF OPERATIONS

The Company’s chief operating decision makers evaluate the Company’s performance on a consolidated basis and by evaluating our two segments, homebuilding operations and financial services operations. The homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operations include similar operations in several geographic regions that have been aggregated for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The accounting policies of the segments, in total, are the same as those described in the Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2005. Eliminations consist of fees paid by the homebuilding operations relating to loan origination and title fees for its homebuyers that are included in financial services’ revenue; the homebuilding segment’s housing costs include these fees paid to financial services.

During the fourth quarter of 2005, the Company’s chief operating decision makers made a decision to change how the total business was viewed to include corporate and other, previously shown separately within the Company’s segment reporting, within the homebuilding segment. The chief operating decision makers made this change because they believe this is a better way to view the Company’s results, and will also provide more comparable information with the homebuilding industry. As required under SFAS 131, the Company has restated 2005’s segment information to be consistent with the 2006 segment reporting.

Highlights and Trends for the Three Months Ended March 31, 2006

●
Homes delivered for the three months ended March 31, 2006 increased 7% when compared to 2005, and the average sales price of homes delivered also increased 7%, from $278,000 to $298,000. Partially offsetting the above were decreases in revenue from the outside sale of land to third parties, which declined 81% from $8.7 million to $1.7 million along with a 67% decrease in the impact of deferred revenue from the home closings with low-down payment loans that were not yet sold to a third party. The impact for this deferred revenue was $11.3 million during the first quarter of 2005 and $3.7 million in 2006. We currently estimate that homes delivered during 2006 to be approximately 4,750, with homes delivered during the second half of the year to be substantially higher than during the first half of the year.

19
●

Income before taxes declined $1.0 million and 4% from 2005. This decline was the result of higher selling, general and administrative costs in our homebuilding operations and higher interest expense, which more than offset increases in revenue and gross margins. Compared to 2005’s first quarter, general and administrative costs increased for the following reasons: 1) $1.1 million as a result of our increased land investment and related development activities, primarily due to increased real estate taxes and homeowner’s association dues resulting from increased land position; 2) $1.8 million increase in personnel, systems, insurance and infrastructure costs to aid in our growth objectives; 3) $0.9 million expense for stock options resulting from new accounting requirements under SFAS 123(R); and 4) $0.9 million for amortization of intangibles and administrative costs related to our July 2005 acquisition of Shamrock Homes. Selling expenses also increased $4.0 million compared to 2005’s first quarter, primarily due to $1.3 million higher advertising and marketing costs relating to our community count growth and promotions to stimulate sales in certain markets and $1.3 million increase in spending on models and sales offices due to our higher community count. Also contributing to the increase in selling expenses was $0.7 million increase due to mix of closings with higher realtor co-op participation and $0.4 million relating to inclusion in 2006 of Shamrock Homes selling expenses.

●
New contracts in the first quarter increased 5% when compared to the first quarter of 2005, driven by our Florida and North Carolina markets, with the Midwest being flat compared to 2005 and Washington, D.C. being down approximately 30%. Our March 2006 new contracts declined 22% compared to March 2005, and we are continuing to see declining new contracts, in particular in our Midwest, Washington, D.C. and certain Florida markets where competitive pressures have increased as a result of significant competitor discounting and available inventory levels. For the first quarter 2006, our cancellation rate increased to 24.9% compared to 18.6% in 2005’s first quarter and 21.2% for 2005’s annual period, which we also believe this increase in cancellations was the result of the increase in available home inventory in certain markets, primarily in our Washington, D.C. and Columbus markets.

●
For the first quarter of 2006, our mortgage capture rate was 76%, compared to 82% in 2005’s first quarter. We expect to experience continued downward pressure on our mortgage company’s capture rate, as a result of lower refinance volume for outside lenders and increased competition. This could negatively affect earnings due to the lower capture rate.

●
We continue to focus on our land supply, and currently plan to purchase approximately $200 million of land in 2006. For the three months ended March 31, 2006, we purchased approximately $110 million of land, including $4 million for land purchased by an unconsolidated limited liability company in which we hold an interest.

●
We are experiencing a slightly lower effective tax rate for 2006, primarily as a result of the manufacturing credit established by the 2004 American Jobs Creation Act. The decrease is also due to a change in the state of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, which is classified as general and administrative expense.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2006	2005
Revenue:
Homebuilding	$253,327	$235,591
Financial services	6,987	7,691
Eliminations	(1,259)	(1,883)
Total revenue	$259,055	$241,399
Income before income taxes:
Homebuilding	$ 22,349	$ 22,149
Financial services	4,067	5,304
Total income before income taxes	$ 26,416	$ 27,453

Other company financial information:
Interest expense	$ 3,161	$ 1,863
Effective tax rate	38.0%	39.0%
Total gross margin %	27.3%	25.2%
Total operating margin %	11.4%	12.1%

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
	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2006	2005
Revenue:
Housing	$247,990	$215,527
Land	1,650	8,739
Other	3,687	11,325
Total revenue	$253,327	$235,591
Revenue:
Housing	97.9%	91.5%
Land	0.7	3.7
Other	1.4	4.8
Total revenue	100.0	100.0
Land and housing costs	74.8	77.5
Gross margin	25.2	22.5
General and administrative expenses	6.9	5.1
Selling expenses	8.3	7.2
Operating income	10.0	10.2
Interest	1.2	0.8
Income before income taxes	8.8%	9.4%
Ohio and Indiana Region
Unit data:
New contracts	640	643
Homes delivered	369	416
Backlog at end of period	1,211	1,537
Average sales price of homes in backlog	$ 281	$ 277
Aggregate sales value of homes in backlog	$340,000	$426,000
Number of active communities	90	89
Florida Region
Unit data:
New contracts	321	287
Homes delivered	365	247
Backlog at end of period	1,496	1,136
Average sales price of homes in backlog	$ 376	$ 296
Aggregate sales value of homes in backlog	$562,000	$336,000
Number of active communities	33	18
North Carolina, Delaware and Washington, D.C. Region
Unit data:
New contracts	176	148
Homes delivered	98	112
Backlog at end of period	405	318
Average sales price of homes in backlog	$ 429	$ 475
Aggregate sales value of homes in backlog	$174,000	$151,000
Number of active communities	32	23
Total
Unit data:
New contracts	1,137	1,078
Homes delivered	832	775
Backlog at end of period	3,112	2,991
Average sales price of homes in backlog	$ 346	$ 305
Aggregate sales value of homes in backlog	$1,076,000	$913,000
Number of active communities	155	130

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. In our Ohio and Indiana region (“Midwest”), most cancellations of contracts for homes in backlog occur because customers cannot qualify for financing and usually occur prior to the start of construction. In our other markets, cancellations are generally more the result of the available inventory in the market and more aggressive discounting by competitors causing buyers to cancel. The cancellation rate for the quarters ended March 31, 2006 and March 31, 2005 was 24.9% and 18.6%, respectively. Unsold speculative homes, which are in various stages of construction, totaled 395 and 186 at March 31, 2006 and 2005, respectively. During 2005, the Company increased its investment in unsold speculative homes. In the Midwest, the increase was primarily for competitive purposes, to provide potential homebuyers with more flexibility. In our other markets, the increase was the result of both an increase in our number of communities and the desire to build and showcase new product lines.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Revenue for the homebuilding segment was $253.3 million, an increase of 8% and $17.7 million from 2005, driven by a 15% increase in housing revenue ($32.5 million). The increase in housing revenue was due to increases in both the number of homes delivered, up 7% from 775 to 832, and an increase in the average sales price of homes delivered, also up 7% from $278,000 in 2005 to $298,000 in 2006. The increase in homes delivered was driven by our Florida markets, where homes delivered were 48% higher than 2005, and the average sales price of homes delivered increased in all of our markets except Indianapolis and Cincinnati. Partially offsetting the increase in housing revenue was a $7.0 million decrease in land revenue, primarily due to only $0.2 million of third party land sales in Washington, D.C. during the first quarter of 2006 compared to $4.1 million of land revenue in Washington, D.C. in 2005 from the sale of 31 lots. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties. In addition, the timing of homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party resulted in a $7.6 million decrease in revenue compared to 2005. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party. The impact for change in this deferred revenue was $11.3 million during the first quarter of 2005 and $3.7 million in 2006.

Home Sales and Backlog. New contracts in the first quarter of 2006 increased 5% over the prior year, from 1,078 to 1,137 driven by the 12% increase in our Florida region and a 56% increase in our North Carolina markets. In the Midwest, 2006’s new contracts were virtually flat compared to 2005. There was also a decline of 32% in our Washington, D.C. new contracts, which we believe is due to an overall increase in available housing in that market. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, timing of land acquisitions and development, consumer confidence, number of communities and interest rates available to potential homebuyers. At March 31, 2006, our backlog consisted of 3,112 homes, with an approximate sales value of $1.1 billion. This represents a 4% increase in units and an 18% increase in sales value from March 31, 2005. The average sales price of homes in backlog increased by 13%, with increases occurring in seven of our nine markets. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of the quarter including more homes than the prior year within our Florida markets, where our homes carry higher sales prices than in our Midwest region.

Gross Margin. The gross margin for the homebuilding segment was 25.2% for the first quarter of 2006 compared to 22.5% in 2005’s first quarter. Housing gross margin increased from 22.9% to 25.3% and land gross margin decreased from 14.3% to 9.3%. The increase in housing’s gross margin was driven by improved gross margins in our Florida markets, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic factors. Land gross margins can vary significantly depending on the sales price, the cost of the community and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $12.1 million and 5.1% of revenue in the first quarter of 2005 to $17.4 million and 6.9% of revenue in the first quarter of 2006. The increase was primarily due to the following: 1) $1.1 million as a result of our increased land investment and related development activities, primarily due to increased real estate taxes and homeowner’s association dues resulting from increased land position; 2) $1.4 million increase in personnel, systems, insurance and infrastructure costs to aid in our growth objectives; 3) $0.9 million expense for stock options resulting from new accounting requirements under SFAS 123(R); and 4) $0.9 million for amortization of intangibles and administrative costs related to our July 2005 acquisition of Shamrock Homes.

Selling Expenses. Selling expenses increased from $16.9 million and 7.2% of revenue in the first quarter of 2005 to $20.9 million and 8.3% of revenue in the first quarter of 2006. The increase in expense was primarily due to $1.3 million higher advertising and marketing costs relating to our community count growth and promotions to stimulate sales in certain markets and $1.3 million increase in spending on models and sales offices due to our higher community count. Also contributing to the increase in selling expenses was $0.7 million increase due to the mix of closings with higher realtor co-op participation and $0.4 million relating to inclusion in 2006 of Shamrock Homes selling expenses.

Financial Services Operations

The following table sets forth certain information related to the financial services operations:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2006	2005
Number of loans originated	521	565
Value of loans originated	$120,462	$125,570
Revenue	$ 6,987	$ 7,691
General, administrative and interest expenses	2,920	2,387
Income before income taxes	$ 4,067	$ 5,304

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Mortgage and title operations revenue decreased 9%, from $7.7 million in 2005’s first quarter to $7.0 million in the first quarter of 2006. This decrease was primarily driven by an 8% decrease in the number of loans originated. In addition, increased competition and a lower capture rate resulted in reduced margins. The average loan amount was $231,000 in the first quarter of 2006 compared to $222,000 in the 2005 comparable period. At March 31, 2006, M/I Financial operated in eight of our nine markets. In these eight markets, approximately 76% of our homes delivered during the first quarter of 2006 that were financed were through M/I Financial, compared to 82% in the first quarter of 2005. As a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, during 2006 we expect to experience continued downward pressure on our capture rate and margins, which could negatively affect earnings.

General, Administrative and Interest Expenses. General and administrative expenses for the quarter ended March 31, 2006 were $2.9 million, a 22% increase over the 2005 amount of $2.4 million. The increase was primarily due to $0.3 million higher total payroll and incentive-related costs due to associates added for our new West Palm Beach title operation and Shamrock Homes mortgage branch that did not exist in 2005’s first quarter, along with the expense associated with stock options, as required under SFAS 123(R), which did not exist in 2005’s first quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, our $106.0 million investment in land (excluding land purchased by our unconsolidated LLCs reported as investing activities) and the payment of 2005’s annual incentive compensation contributed to our $97.4 million operating cash outflow. Partially offsetting this cash outflow was $37.4 million provided by a decrease in mortgage loans held for sale and $15.1 million provided by an increase in accounts payable resulting from our increased backlog. For the three months ended March 31, 2006, we used $8.4 million of cash through our investing activities, primarily for investment in unconsolidated LLCs. Some of these unconsolidated LLCs also obtained outside financing that is not reflected in our borrowings - refer to Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional discussion of borrowings by unconsolidated LLCs. For the three months ended March 31, 2006, our financing activities provided $91.0 million of cash, including $105.5 million of borrowings (net of repayments) under our revolving Credit Facility, of which $13.2 million was used to repurchase 333,500 of the Company’s common shares.

Our financing needs depend on sales volume, asset turnover, land acquisition, inventory balances and growth targets. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. During 2006, we currently project to purchase approximately $200 million of land, funded from ongoing operating activities and by our existing $735 million Credit Facility (with the ability to increase such amount by an additional $15 million pursuant to an accordion feature). We continue to purchase some lots from outside developers under agreements. However, we are strategically purchasing land to support our planned growth, and continue to evaluate potential new limited liability company arrangements and business acquisitions on an opportunistic basis. We will continue to evaluate all of our alternatives to satisfy our demand for lots in the most cost-effective manner.

Our principal source of funds for acquisition and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. We believe that our available financing is adequate to support operations through September 2008 when our Credit Facility expires; however, we continue to evaluate various sources of funding to meet our long-term borrowing needs. Please refer to our discussion of Forward-Looking Statements and Risk Factors below for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of March 31, 2006:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks - homebuilding (a)	9/26/2008	$387,000	$ 87,025
Notes payable bank - financial services (b)	4/26/2007	$ 24,500	$ 4,300
Senior notes	4/1/2012	$200,000	-
Universal shelf registration (c)	-	-	$150,000

(a) The Credit Facility also provides for an additional $15 million of borrowing availability upon request by the Company and approval by the applicable lenders included in the Credit Facility.
(b) On April 27, 2006, the financial services’ existing credit agreement was amended and restated. The expiration date of the Amended and Restated Credit Agreement is April 26, 2007.
(c) This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding. At March 31, 2006, the Company’s homebuilding operations had borrowings totaling $387.0 million, financial letters of credit totaling $15.0 million and performance letters of credit totaling $21.3 million outstanding under our amended and restated credit agreement, which was increased from $725 million to $735 million in February 2006 (the “Credit Facility”). Under the terms of the Credit Facility, the $735 million capacity includes a maximum amount of $100 million in outstanding letters of credit. The Credit Facility matures in September 2008. Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of March 31, 2006, the Credit Facility capacity was $735 million, compared to the calculated borrowing base of $693.1 million; the borrowing base indebtedness was $606.1 million and the resulting borrowing availability was $87.0 million. Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points. The Credit Facility also provides for the ability to increase the loan capacity up to $750 million upon request by the Company and approval by the lender(s). The Company is required under the Credit Facility to maintain a certain amount of tangible net worth, and as of March 31, 2006, had approximately $152.0 million available for payment of dividends. As of March 31, 2006, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank - Financial Services. At March 31, 2006, we had $24.5 million outstanding under the existing M/I Financial loan agreement, which permitted borrowings of $40 million to finance mortgage loans initially funded by M/I Financial for our customers. M/I Homes, Inc. and M/I Financial are co-borrowers under the M/I Financial loan agreement. The agreement limits the borrowings to 95% of the aggregate face amount of certain qualified mortgages and, as of March 31, 2006, the borrowing base was $28.8 million with $4.3 million of availability. Borrowings under the M/I Financial credit agreement are at the Prime Rate or at the Eurodollar Rate plus a margin of 150 basis points. As of March 31, 2006, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement.

On April 27, 2006, M/I Financial and the Company entered into the First Amended and Restated Revolving Credit Agreement (“MIF Credit Facility”). The MIF Credit Facility was a replacement of M/I Financial’s existing credit agreement, which expired on April 27, 2006. The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability, except for the period December 15, 2006 through January 15, 2007 when the maximum borrowing availability is increased to $65.0 million. The maximum borrowing availability is limited to 95% of eligible mortgage loans. In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans. The borrowings under the MIF Credit Facility are at Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%. The MIF Credit Facility expires April 26, 2007. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios.

Senior Notes. At March 31, 2006, there were $200 million of 6.875% senior notes outstanding. The notes are due April 2012. As of March 31, 2006, the Company was in compliance with all restrictive covenants of the notes.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the SEC. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of March 31, 2006.

Weighted Average Borrowings. For the three months ended March 31, 2006 and 2005, our weighted average borrowings outstanding were $532.0 million and $287.9 million, respectively, with a weighted average interest rate of 7.0% and 4.8%, respectively. The increase in borrowings resulted from the issuance of our senior notes, with our increased borrowing needs being the result of higher land purchases and backlog. The increase in the weighted average interest rate was due to the addition of our 6.875% fixed rate senior notes at the end of March 2005 and the overall market increase in interest rates, which have impacted our variable rate borrowings. Offsetting the above increases was an increase of $4.5 million in the amount of interest capitalized during the first quarter 2006, compared to 2005’s first quarter.

OFF-BALANCE SHEET ARRANGEMENTS

Our primary use of off-balance sheet arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company. Our off-balance sheet arrangements relating to our homebuilding operations include unconsolidated LLCs, land option agreements, guarantees and indemnifications associated with acquiring and developing land and the issuance of letters of credit and completion bonds. Additionally, in the ordinary course of business, our financial services operations issue guarantees and indemnities relating to the sale of loans to third parties.

Unconsolidated Limited Liability Companies. In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of LLCs, with the Company’s interest in these entities ranging from 33% to 50%. These entities engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. These entities generally do not meet the criteria of variable interest entities (“VIEs”), because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors; however, we must evaluate each entity to determine whether it is or is not a VIE. If an entity were determined to be a VIE, we also evaluate whether or not we are the primary beneficiary. These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity.

As of March 31, 2006, we have determined that the LLCs in which we have an interest are not VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting. The Company believes its maximum exposure related to any of these entities as of March 31, 2006 to be the amount invested of $50.7 million plus our $4.7 million share of letters of credit totaling $9.0 million, that serve as completion bonds for the development work in progress, and our obligations under guarantees and indemnifications provided in connection with these entities. During 2006, we anticipate entering into additional LLCs in our higher growth, higher investment markets, in order to increase our homebuilding activities in those markets, while sharing the risk with our partner in each respective entity. In addition to our homebuilding LLCs, M/I Financial also owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. Further details relating to our unconsolidated LLCs are included in Note 7 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria for variable interest entities, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of March 31, 2006 related to these agreements to be the amount of the Company’s outstanding deposits, which totaled $26.0 million, including cash deposits of $12.7 million, letters of credit of $10.0 million and corporate promissory notes of $3.3 million. Further details relating to our land option agreements are included in Note 11 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. As of March 31, 2006, the Company has outstanding approximately $176.4 million of completion bonds and standby letters of credit, including those related to LLCs and land option agreements discussed above.

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

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees. During the past two years, we have experienced certain delays caused by weather conditions and delays in regulatory processes in certain markets may continue to have an impact on the number of new contracts and homes delivered during 2006. In addition, our Midwest markets continue to be impacted by softness in the local economy which has impacted, and is expected to continue to impact, housing demand and gross margins in these markets. As a result of these economic conditions, we have offered and may continue to offer certain sales incentives, which will reduce our gross margins on homes delivered in these markets in 2006. During the first quarter of 2006, we experienced a slight slowing in the local market conditions in the Washington, D.C. market and in our Florida region, which could negatively impact the number of new contracts, homes delivered and gross margins in these markets.

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

Competition in Our Industry Could Adversely Affect Our Business. The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market. We believe that the resale market is becoming more of a competitive factor than in the past, particularly in markets that have had more investor buyers, such as Washington, D.C., Tampa and West Palm Beach. In addition, the mortgage financing industry is very competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During the first quarter of 2006, M/I Financial experienced a decline in its capture rate and profitability due to competitive pressure, which could continue in 2006 and could negatively impact the results of M/I Financial.

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

We Are Dependent on a Limited Number of Markets. We have operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. Adverse general economic conditions in any of these markets, in particular Columbus, Tampa, Orlando, West Palm Beach and Washington, D.C., could have a material impact on our operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities, including the MIF Credit Facility, which permit borrowings up to $775 million as of March 31, 2006, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts was $45.6 million and $52.8 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the fair value of the committed IRLCs resulted in a liability of $0.4 million and the related best efforts contracts resulted in an asset of $0.4 million. At December 31, 2005, the fair value of the committed IRLCs resulted in a liability of $0.6 million and the fair value of the related best efforts contracts resulted in an asset of $0.6 million. For the three months ended March 31, 2006 and March 31, 2005, we recognized less than $0.1 million income and $0.3 million expense relating, respectively, to marking these committed IRLCs and the related best efforts contracts to market. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At March 31, 2006 and December 31, 2005, the notional amount of the uncommitted IRLC loans was $67.0 million and $32.1 million, respectively. The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in a $0.9 million liability and $0.3 million liability at March 31, 2006 and December 31, 2005, respectively. For the three months ended March 31, 2006 and 2005, we recognized $0.6 million expense and $0.5 million expense, respectively, relating to marking these commitments to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. Immediately prior to or concurrent with funding uncommitted IRLC loans, we enter into a commitment with a third party investor to buy the specific IRLC loan. At March 31, 2006, the notional amount under the FMBSs was $69.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a $0.5 million asset. At December 31, 2005, the notional amount under the FMBSs was $33.0 million, and the related fair value adjustment resulted in a liability of $0.2 million. For the three months ended March 31, 2006 and 2005, we recognized $0.7 million income and $0.3 million income, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of March 31, 2006:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(Dollars in thousands)	Rate	2006	2007	2008	2009	2010	Thereafter	Total	Value
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.97%	$26,783	$ -	$ -	$ -	$ -	$ -	$ 26,783	$ 26,048
Variable rate	5.04%	4,098	-	-	-	-	-	4,098	3,967

LIABILITIES:
Long-term debt:
Fixed rate	6.92%	$ 168	$ 240	$ 261	$283	$306	$205,853	$207,111	$191,667
Variable rate	6.25%	-	24,500	387,000	-	-	-	411,500	411,500

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

Changes in Internal Control over Financial Reporting

During 2005, the Company began the implementation of a new computer system that will be used by our homebuilding operations to manage production of homes and will be integrated with our existing accounting system. The implementation is expected to be phased into each of our homebuilding divisions over approximately a two-year period. During the first quarter of 2006, the new system was implemented in two of our homebuilding divisions (in addition to previously being implemented in two divisions during 2005), resulting in changes in our internal control over financial reporting. In addition, during the first quarter of 2006, the Company began the implementation of a new computer system that will be used by our mortgage company to process customer loan applications. The implementation is expected to be phased into our branch mortgage operations during 2006. During the first quarter of 2006, the new system was implemented in three of our mortgage company branches. The implementation of these new systems for our homebuilding and mortgage operations included deploying resources to mitigate internal control risks and perform additional verifications and testing to ensure continuing integrity of data used in financial reporting. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

Part II - Other Information

Item 1. Legal Proceedings - none.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of such Form 10-K, except as follows:

Economic Conditions. During the first quarter of 2006, we experienced a slight slowing in the local market conditions in the Washington, D.C. market and in our Florida region, which could negatively impact the number of new contracts, homes delivered and gross margins in these markets.

Competition. We believe that the resale home market is becoming more of a competitive factor than in the past, particularly in markets that have had more investor buyers, such as Washington, D.C., Tampa and West Palm Beach. Also during the first quarter of 2006, M/I Financial experienced a decline in its capture rate and profitability due to competitive pressure, which could continue in 2006 and could negatively impact the results of M/I Financial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date, and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2006, the Company repurchased 333,500 shares. As of March 31, 2006, the Company had approximately $11.4 million available to repurchase outstanding common shares from the November 2005 Board approval.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 to January 31, 2006	194,300	$39.32	194,300	$16,967,500
February 1 to February 28, 2006	25,000	39.50	25,000	$15,980,000
March 1 to March 31, 2006	114,200	40.10	114,200	$11,401,000
Total	333,500	$39.60	333,500	$11,401,000

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders

On April 27, 2006, the Company held its 2006 annual meeting of shareholders. The shareholders voted on the following proposals:

1)	To elect three directors to serve until the 2009 annual meeting of shareholders and until their successors have been duly elected and qualified.

2)	To consider and vote upon a proposal to approve the adoption of the 2006 Director Equity Incentive Plan.

3)	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year.

The results of the voting are as follows:
1.	Election of Directors
		For	Withheld

	Yvette McGee Brown	13,199,947	118,433
	Thomas D. Igoe	13,200,258	118,122
	Steven Schottenstein	13,146,077	172,303

	All three directors were elected.

2.	To consider and vote upon a proposal to approve the adoption of the 2006 Director Equity Incentive Plan:

	For		9,846,260
	Against		1,729,017
	Abstain		45,319
	Broker Non-Votes		1,697,783

	The proposal was approved.

3.	To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year 2006:

	For		13,222,529
	Against		90,827
	Abstain		5,024

	The proposal was approved.

Item 5. Other Information - none.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

3.1	Amendment to Article First of the Company’s Amended and Restated Articles of Incorporation dated January 9, 2004.

10.1	Third Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated April 27, 2006.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	May 5, 2006	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

Date:	May 5, 2006	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amendment to Article First of the Company’s Amended and Restated Articles of Incorporation dated January 9, 2004.

10.1	Third Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated April 27, 2006.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.