Form 10-Q
period 2006-06-30
M I HOMES INC
filed 2006-08-04
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Common stock, par value $.01 per share: 13,891,048 shares outstanding as of July 28, 2006

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets June 30, 2006 (Unaudited) and December 31, 2005	3

		Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Six Months Ended June 30, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

	Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	34

	Item 1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 3.	Defaults Upon Senior Securities	35

	Item 4.	Submission of Matters to a Vote of Security Holders	35

	Item 5.	Other Information	35

	Item 6.	Exhibits	35

Signatures			36

Exhibit Index			37

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$ 711	$ 25,085
Cash held in escrow	16,843	31,823
Mortgage loans held for sale	25,075	67,416
Inventories	1,300,769	1,076,132
Property and equipment - net	34,551	34,507
Investment in unconsolidated limited liability companies	52,894	49,929
Other assets	44,259	44,786
TOTAL ASSETS	$1,475,102	$1,329,678

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 90,921	$ 73,705
Accrued compensation	16,146	26,817
Customer deposits	35,317	35,581
Other liabilities	51,741	75,528
Community development district obligations	10,149	9,822
Obligation for consolidated inventory not owned	3,868	4,092
Notes payable banks - homebuilding operations	447,000	260,000
Note payable bank - financial services operations	3,400	46,000
Mortgage notes payable	7,056	7,165
Senior notes - net of discount of $1,472 and $1,600, respectively, at June 30, 2006 and December 31, 2005	198,528	198,400
TOTAL LIABILITIES	864,126	737,110

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	74,312	72,470
Retained earnings	610,670	576,726
Treasury shares - at cost - 3,735,075 and 3,298,858 shares, respectively,
at June 30, 2006 and December 31, 2005	(74,182)	(56,804)
TOTAL SHAREHOLDERS’ EQUITY	610,976	592,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,475,102	$1,329,678

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In thousands, except per share amounts)	(Unauduited)		(Unaudited)

Revenue	$311,794	$265,999	$570,849	$507,398

Costs and expenses:
Land and housing	225,808	198,286	414,174	378,960
General and administrative	29,358	17,831	49,557	32,306
Selling	22,952	18,050	43,865	34,984
Interest	4,191	2,907	7,352	4,770

Total costs and expenses	282,309	237,074	514,948	451,020

Income before income taxes	29,485	28,925	55,901	56,378
Provision for income taxes	11,204	11,280	21,242	21,987

Net income	$ 18,281	$ 17,645	$ 34,659	$ 34,391

Earnings per common share:
Basic	$ 1.31	$ 1.23	$ 2.47	$ 2.41
Diluted	$ 1.29	$ 1.21	$ 2.43	$ 2.37

Weighted average shares outstanding:
Basic	13,973	14,308	14,042	14,273
Diluted	14,174	14,531	14,247	14,520

Dividends per common share	$ 0.025	$ 0.025	$ 0.05	$ 0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2006
	(Unaudited)
	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2005	14,327,265	$176	$72,470	$576,726	$(56,804)	$592,568
Net income	-	-	-	34,659	-	34,659
Dividends to shareholders, $0.05 per common share	-	-	-	(715)	-	(715)
Share repurchases	(463,500)	-	-	-	(17,893)	(17,893)
Excess tax benefits from stock-based payment
arrangements	-	-	122	-	-	122
Stock options exercised	3,200	-	(7)	-	62	55
Stock options vesting	-	-	1,343	-	-	1,343
Deferral of executive and director compensation	-	-	837	-	-	837
Executive and director deferred compensation
distributions	24,083	-	(453)	-	453	-

Balance at June 30, 2006	13,891,048	$176	$74,312	$610,670	$(74,182)	$610,976

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$34,659	$34,391
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) from property disposal	73	(2)
Depreciation	1,738	1,291
Amortization of intangibles, debt discount and debt issue costs	1,396	415
Stock-based compensation expense	1,343	-
Deferred income tax expense	2,872	3,613
Income tax benefit from stock transactions	-	1,444
Excess tax benefits from stock-based payment arrangements	(122)	-
Undistributed (income) loss of unconsolidated limited liability companies	(37)	1
Change in assets and liabilities:
Cash held in escrow	14,980	904
Mortgage loans held for sale	42,341	35,402
Inventories	(216,390)	(181,594)
Other assets	(3,586)	(22,474)
Accounts payable	17,216	20,741
Customer deposits	(264)	11,912
Accrued compensation	(9,834)	(14,019)
Other liabilities	(23,665)	(9,054)
Net cash used in operating activities	(137,280)	(117,029)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,808)	(1,119)
Investment in and advances to unconsolidated limited liability companies	(10,175)	(18,614)
Return of investment from unconsolidated limited liability companies	15	4,456
Net cash used in investing activities	(11,968)	(15,277)

FINANCING ACTIVITIES:
Proceeds from (repayments of) bank borrowings - net	144,400	(65,400)
Principal repayments of mortgage notes payable and community development district bond obligations	(1,068)	(101)
Proceeds from senior notes - net of discount of $1,774	-	198,226
Debt issue costs	(27)	(3,728)
Dividends paid	(715)	(712)
Proceeds from exercise of stock options	55	2,754
Excess tax benefits from stock-based payment arrangements	122	-
Share repurchases	(17,893)	-
Net cash provided by financing activities	124,874	131,039
Net decrease in cash	(24,374)	(1,267)
Cash balance at beginning of year	25,085	2,351
Cash balance at end of period	$ 711	$ 1,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 5,829	$ 1,132
Income taxes	$37,770	$21,809

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$ 1,286	$ 2,064
Consolidated inventory not owned	$ (224)	$ (840)
Distribution of single-family lots from unconsolidated limited liability companies	$ 7,232	$ 4,198
Deferral of executive and director compensation	$ 837	$ 809
Executive and director deferred stock distributions	$ 453	$ 394

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

NOTE 2. Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. The Company’s compensation expense related to stock options was $0.4 million ($0.2 million after tax and $0.02 per share) for the three months ended June 30, 2006, and was $1.3 million ($0.8 million after tax and $0.06 per share) for the six months ended June 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow.

Stock Incentive Plan

As of June 30, 2006, the Company has a Stock Incentive Plan approved by the Company’s shareholders, that includes stock options, restricted stock and stock appreciation programs, under which the maximum number of common shares that may be granted under the plan in each calendar year shall be 5% of the total issued and outstanding common shares as of the first day of each such year the plan is in effect. No awards have been granted under the restricted stock and stock appreciation programs. Stock options are granted at the market price at the close of business on the date of grant. Options awarded vest 20% annually over five years and expire after ten years with vesting accelerated upon the employee’s death or disability or upon a change of control of the Company. Shares issued upon option exercise are from treasury shares.

Following is a summary of stock option activity as of June 30, 2006, and for the six-month period then ended, relating to the stock options awarded under the Stock Incentive Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Constructual Term (Years)	Aggregage Intrinsic Value (a) ($000's)
Options outstanding at December 31, 2005	780,900	$41.09
Granted	367,500	41.45
Exercised	(3,200)	17.14
Forfeited	(204,500)	44.32
Options outstanding at June 30, 2006	940,700	$40.61	7.93	$2,973

Options exercisable at June 30, 2006	315,550	$33.34	6.47	$2,439

(a)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $0.1 million and $2.8 million, respectively.

The fair value of options granted during the three and six months ended June 30, 2006 and 2005 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:

	Three and Six Months Ended
	June 30,
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

Total compensation expense that has been charged against income relating to the Stock Incentive Plan was $0.4 million and $1.3 million, respectively for the three and six month periods ended June 30, 2006. The total income tax benefit recognized in the Condensed Consolidated Statement of Income for this plan was $0.2 million and $0.5 million for the three and six month periods ended June 30, 2006. As of June 30, 2006, there was a total of $9.5 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as expense as the awards vest over a weighted average period of 2.3 years.

The following table sets forth the effect on net income and earnings per share as if SFAS 123(R) had been applied to the three and six month periods ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands, except per share amounts)	2005	2005
Net income, as reported	$17,645	$34,391
Less: Total stock-based employee compensation expense determined under a fair value based method
for all awards, net of related income tax effect	(491)	(915)
Pro forma net income	$17,154	$33,476

Earnings per share:
Basic - as reported	$ 1.23	$ 2.41
Basic - pro forma	$ 1.20	$ 2.35
Diluted - as reported	$ 1.21	$ 2.37
Diluted - pro forma	$ 1.18	$ 2.31

Director Equity Plan

On April 27, 2006, the Company’s shareholders approved the 2006 Director Equity Incentive Plan (the “Director Equity Plan”). The Director Equity Plan includes stock options, restricted stock, stock units and whole share programs. The maximum number of common shares that may be granted under the plan is 200,000. As of June 30, 2006, no awards had been granted under the Director Equity Plan.

Deferred Compensation Plans

As of June 30, 2006, the Company also has an Executives’ Deferred Compensation Plan (the “Executive Plan”) and a Director Deferred Compensation Plan (the “Director Plan”). The Director Plan and Executive Plan (together the “Plans”) provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares. Compensation expense deferred into the Plans totaled $0.1 million for both the three months ended June 30, 2006 and 2005, and $0.8 million for both the six months ended June 30, 2006 and 2005. The portion of deferred cash compensation is invested in fully-vested equity units in the Plans. One equity unit is the equivalent of one common share. Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of their elected distribution date or termination of service as an employee or director of the Company. Distributions from the Plans were $0.5 million during the six months ended June 30, 2006. As of June 30, 2006, there were a total of 116,249 equity units outstanding under the Plans. The aggregate fair market value of these units at June 30, 2006, based on the closing price of the underlying common shares, was approximately $4.1 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.3 million as of June 30, 2006. Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

NOTE 3. Impact of New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. SFAS 155 is effective January 1, 2007 for calendar year-end companies, with earlier adoption permitted. The Company has not completed its assessment of the impact of SFAS 155, but does not anticipate a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which also amends SFAS 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time the entity enters into a servicing contract for financial assets that it has sold, or when the entity acquires or assumes an obligation to service a financial asset, when the related financial asset is not also recorded on the consolidated financial statements of the servicer entity. Under SFAS 156, servicing assets and liabilities must be initially recognized at fair value with subsequent measurement using either the amortization method or fair value method as prescribed in SFAS 156. SFAS 156 is effective January 1, 2007 for calendar year-end companies, with earlier adoption permitted. The Company has not completed its assessment of the impact of SFAS 156, but does not anticipate a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that an enterprise perform a two-step process, and provides guidance on completing the two-step process, in evaluating whether or not their tax position is in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The enterprise must first determine whether it is more likely than not that their current tax position will be sustained upon examination. If this position is confirmed by the enterprise, then it needs to be measured to determine the amount of benefit to recognize in the financial statements. It is measured at the largest amount of benefit that has greater than 50% likelihood of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact, if any, the adoption of FIN 48 will have on its financial statements.

NOTE 4. Inventory

A summary of inventory is as follows:
	June 30,	December 31,
(In thousands)	2006	2005
Single-family lots, land and land development costs	$ 862,396	$ 754,530
Homes under construction	410,544	294,363
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2006 - $178;
December 31, 2005 - $211)	4,054	1,455
Community development district infrastructure (Note 10)	8,920	7,634
Land purchase deposits	10,987	14,058
Consolidated inventory not owned (Note 11)	3,868	4,092
Total inventory	$1,300,769	$1,076,132

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, lots for which development has been completed but have not yet been sold or committed to a third party for construction of a home and sold lots relating to homes in backlog for which construction of the home has not yet begun.

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

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2006	2005	2006	2005
Capitalized interest, beginning of period	$24,470	$15,043	$19,233	$15,289
Interest capitalized to inventory	6,943	3,279	13,037	4,866
Capitalized interest charged to cost of sales	(1,081)	(1,646)	(1,938)	(3,479)
Capitalized interest, end of period	$30,332	$16,676	$30,332	$16,676
Interest incurred	$11,134	$ 6,186	$20,389	$ 9,636

NOTE 6. Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following are the major classes of depreciable assets and their estimated useful lives:

	June 30,	December 31,
(In thousands)	2006	2005
Land, building and improvements	$11,823	$11,824
Office furnishings, leasehold improvements, computer equipment and computer software	13,212	11,433
Transportation and construction equipment	22,550	22,520
Property and equipment	47,585	45,777
Accumulated depreciation	(13,034)	(11,270)
Property and equipment, net	$34,551	$34,507

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was approximately $1.7 million and $1.3 million for the six-month periods ended June 30, 2006 and 2005, respectively.

NOTE 7. Investment in Unconsolidated Limited Liability Companies

Unconsolidated Limited Liability Companies - Homebuilding. At June 30, 2006, the Company had interests ranging from 33% to 50% in limited liability companies (“LLCs”) that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and three of these LLCs have outside financing that is not guaranteed by the Company. These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. In certain of these LLCs, the Company and its partner in the entity have provided the lender environmental indemnifications and guarantees of the completion of land development and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 8 below. These entities have assets totaling $167.6 million and liabilities totaling $65.1 million, including third party debt of $61.6 million, as of June 30, 2006. The Company’s maximum exposure related to its investment in these entities as of June 30, 2006 is the amount invested of $52.9 million plus letters of credit of $4.1 million and the potential obligation of $26.8 million under the guarantees and indemnifications discussed in Note 8 below. Included in the Company’s investment in limited liability companies at June 30, 2006 and December 31, 2005 are $1.1 million and $0.8 million, respectively, of capitalized interest and other costs. The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

Unconsolidated Limited Liability Company - Title Operations. As of June 30, 2006, M/I Financial owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. The Company’s maximum exposure related to this investment is limited to the amount invested, which was approximately $3,000 and $19,000 at June 30, 2006 and December 31, 2005, respectively. The total assets and corresponding total liabilities and partner’s equity for our unconsolidated title agency were approximately $5,000 at June 30, 2006 and December 31, 2005. During July 2006, the Company liquidated its’ investment in this unconsolidated title agency with no material impact to the Company.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2006	2005	2006	2005
Warranty accrual, beginning of period	$13,485	$13,362	$13,940	$13,767
Warranty expense on homes delivered during the period	2,412	2,134	4,367	3,971
Changes in estimates for pre-existing warranties	(722)	(211)	(925)	(517)
Settlements made during the period	(2,486)	(2,705)	(4,693)	(4,641)
Warranty accrual, end of period	$12,689	$12,580	$12,689	$12,580

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $139.3 million and $67.2 million were covered under the above guarantee as of June 30, 2006 and December 31, 2005, respectively. A portion of the revenue paid to M/I Financial for providing the guarantee on the above loans was deferred at June 30, 2006, and will be recognized in income as M/I Financial is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2006 or 2005, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $2.4 million and $2.6 million as of June 30, 2006 and December 31, 2005, respectively, relating to the above agreements. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $2.5 million and $2.8 million at June 30, 2006 and December 31, 2005, respectively, and would be offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the purchase of that land by the Company. In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty, and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs. Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the completion guarantees was approximately $16.8 million and $26.7 million as of June 30, 2006 and December 31, 2005, respectively. The risk associated with these guarantees is offset by the value of the underlying assets. Under the loan maintenance guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall, in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold. As of June 30, 2006, the total maximum amount of future payments the Company could be required to make under the loan maintenance guaranty was approximately $10.0 million. Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, completion guarantees and loan maintenance guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.5 million and $2.8 million at June 30, 2006 and December 31, 2005, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million. The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 9. Commitments and Contingencies

At June 30, 2006, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 2,889 homes with an aggregate sales price of approximately $1.0 billion. Based on our current housing gross margin of 25.8% plus variable selling costs of 4.1% of revenue, we estimate payments totaling approximately $803.1 million to be made in 2006 relating to those homes. At June 30, 2006, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $274.5 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2006, the Company had outstanding approximately $164.8 million of completion bonds and standby letters of credit that expire at various times through June 2011. Included in this total are $123.5 million of performance bonds and $26.3 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $4.1 million share of our LLCs’ letters of credit); $11.9 million of financial letters of credit, of which $6.9 million represent deposits on land and lot purchase agreements; and $3.1 million of financial bonds.

At June 30, 2006, the Company had outstanding $3.3 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties. No interest or principal is due unless and until the time of default. In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At June 30, 2006, the Company had $0.2 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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

Issue Date	Maturity Date	Interest Rate	Principal Amount (In thousands)
5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/1/2006	5/1/2037	5.35%	22,685
Total CDD bond obligations issued and outstanding as of June 30, 2006			$47,165

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded an $8.9 million liability related to these CDD bond obligations as of June 30, 2006, along with the related inventory infrastructure.

In addition, at June 30, 2006, the Company had outstanding a $1.2 million CDD bond obligation in connection with the purchase of land. This obligation bears interest at a rate of 5.5% and matures November 1, 2010. As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

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

As of June 30, 2006, the Company had recorded $3.9 million within Inventory on the Unaudited Condensed Consolidated Balance Sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 12. Notes Payable Banks

On July 19, 2006, the Company increased the maximum borrowing availability under its existing $735 million credit agreement (“Credit Facility”) to $750 million through use of the remaining amount under the accordion feature. As of June 30, 2006, there were borrowings totaling $447.0 million and letters of credit totaling $34.9 outstanding under the Credit Facility, with $105.4 million of availability under the borrowing base calculation. The Company is required under the Credit Facility to maintain a certain amount of tangible net worth, and as of June 30, 2006, had approximately $157.3 million available in excess of the required tangible net worth amount that could be used for payment of dividends. As of June 30, 2006, the Company was in compliance with all restrictive covenants of the Credit Facility.

At June 30, 2006, there was $3.4 million outstanding under the existing $40 million M/I Financial loan agreement (“MIF Credit Facility”) with $21.0 million of availability under the borrowing base calculation. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios. As of June 30, 2006, the Company was in compliance with all restrictive covenants of the MIF Credit Facility.

NOTE 13. Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Basic weighted average shares outstanding	13,973	14,308	14,042	14,273
Effect of dilutive securities:
Stock option awards	76	107	80	128
Deferred compensation awards	125	116	125	119
Diluted average shares outstanding	14,174	14,531	14,247	14,520

Net income	$18,281	$17,645	$34,659	$34,391

Earnings per share
Basic	$ 1.31	$ 1.23	$ 2.47	$ 2.41
Diluted	$ 1.29	$ 1.21	$ 2 .43	$ 2.37

Anti-dilutive options not included in the
calculation of diluted earnings per share	819	283	745	211

NOTE 14. Purchase of Treasury Shares

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date, and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the six month period ended June 30, 2006, the Company repurchased 463,500 shares. As of June 30, 2006, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board approval.

NOTE 15. Dividends

On July 20, 2006, the Company paid to shareholders of record of its common shares on July 3, 2006, a cash dividend of $0.025 per share. Total dividends paid in 2006 through July 20 were approximately $1.1 million.

NOTE 16. Operating and Reporting Segments

The Company’s chief operating decision makers evaluate the Company’s performance on a consolidated basis and by evaluating our two reportable segments, homebuilding operations and financial services operations. The homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the sale of lots to third parties. The homebuilding operations include similar operations in several geographic regions that have been aggregated into one reportable segment for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2006	2005	2006	2005

Revenue:
Homebuilding	$305,751	$262,188	$559,078	$497,779
Financial services	7,139	5,733	14,126	13,424
Eliminations	(1,096)	(1,922)	(2,355)	(3,805)
Total revenue	$311,794	$265,999	$570,849	$507,398

Income before income taxes:
Homebuilding	$ 25,232	$ 25,547	$ 47,581	$ 47,696
Financial services	4,253	3,378	8,320	8,682
Total income before income taxes	$ 29,485	$ 28,925	$ 55,901	$ 56,378

M/I HOMES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (“the Company”) is one of the nation’s leading builders of single-family homes, having delivered nearly 66,000 homes since our inception in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes, Showcase Homes and Shamrock Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. In 2005, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

Inventories. We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development and home construction. Inventories are recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired. In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

We assess inventories for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset based on the expected use of the asset, which in our case is generally the sale of a home. If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from those estimates. Our assumptions about future home sale prices and volumes require judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions.

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

Warranty. Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs. Accruals for warranties under our two-year limited warranty program and our 20-year (for homes closed prior to 1998) and 30-year structural warranty program are established as a percentage of average sales price and on a per unit basis, respectively, and are based upon historical experience by geographic area and recent trends. Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures included in the above not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates prepared by an independent third party, which considers both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2006, with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible (previously $5.0 million through March 31, 2006) per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $2.8 and $3.3 million, respectively, for all self-insured and general liability claims during the six months ended June 30, 2006 and 2005. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Derivative Financial Instruments. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”) which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy. These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives and, in accordance with SFAS 133 and related Derivatives Implementation Group conclusions, are accounted for at fair value with gains or losses recorded in current earnings. Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments. In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings. Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified, and in accordance with the matched terms method under SFAS 133, hedge accounting treatment is applied in recording these instruments at fair value, resulting in an offsetting asset and liability on the Unaudited Condensed Consolidated Balance Sheet. The net gain or loss relating to the M/I Financial derivative financial instruments referred to above is included in financial services revenue.

RESULTS OF OPERATIONS

The Company’s chief operating decision makers evaluate the Company’s performance on a consolidated basis and by evaluating our two reportable segments, homebuilding operations and financial services operations. The homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operations include similar operations in several geographic regions that have been aggregated into one reportable segment for segment reporting purposes. The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

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

Highlights and Trends for the Three and Six Months Ended June 30, 2006

●
For the quarter ended June 30, 2006, homes delivered increased 16% compared to the second quarter of 2005, and the average sales price of homes delivered also increased 4%, from $295,000 to $306,000. Driven by the increases in the number of homes delivered and average sales price, total revenue increased 17%, from $266.0 million in the second quarter of 2005 to $311.8 million in the second quarter of 2006. Partially offsetting this increase in total revenue was a decrease in revenue from the outside sale of land to third parties, which declined 70% from $9.4 million in the second quarter of 2005 to $2.8 million in the second quarter of 2006. For the quarter ended June 30, 2006, financial services revenue was also 25% higher than the same period of 2005 due to the increase in the number and average dollar amount of loan originations and the mix of loans sold being more fixed rate loans, which generally result in higher revenue than adjustable rate loans when the loans are sold. For the six months ended June 30, 2006, homes delivered increased 12% compared to the first half of 2005. The average sales price of homes delivered for the six months ended June 30, 2006 also increased 5%, from $287,000 to $302,000. As a result of the increases in the number of homes delivered and average sales price, total revenue for the six months ended June 30, 2006 increased $63.5 million (13%) compared to 2005. For the first half of 2006, revenue from the outside sale of land to third parties decreased $13.7 million (76%) and the impact of deferred revenue from the home closings with low-down payment loans that were not yet sold to a third party resulted in a $7.5 million reduction in revenue compared to the first half of 2005.

●
For the three months ended June 30, 2006, income before income taxes increased $0.6 million (2%) compared to 2005. Total revenue increased 17%, as discussed above, and the total gross margin percentage increased from 25.5% for the second quarter of 2005 to 27.6% in the second quarter of 2006 as a result of the change in the mix of homes delivered; however, general and administrative expenses increased $11.5 million compared to 2005 due primarily to: (1) $7.7 million of charges related to the resignation of the Company’s Chief Operating Officer, deposit write-offs and other charges with respect to abandoned land transactions, and severance and other related expenses associated with workforce reduction primarily in the Company’s Midwest markets; (2) $1.4 million of increased costs related to our increased investment in land; (3) $1.0 million for amortization of intangibles and administrative costs related to our acquisition of Shamrock Homes in July 2005; and (4) expense of $0.4 million for stock options under SFAS 123(R). Selling expenses also increased $4.9 million compared to 2005’s second quarter, primarily due to $1.1 million higher advertising and marketing costs relating to our community count growth and promotions to stimulate sales in certain markets and $1.3 million increase in spending on models and sales offices due to our higher community count. There was an increase of $0.6 million related to training and investments made in our design centers.. Also contributing to the increase in selling expenses was $0.9 million increase due to mix of closings with higher realtor co-op participation and $0.5 million relating to inclusion in 2006 of Shamrock Homes selling expenses.

●
For the six months ended June 30, 2006, income before income taxes decreased $0.5 million (0.8%) compared to 2005. Total revenue increased 13%, as discussed above, and the total gross margin percentage increased from 25.3% for the first half of 2005 to 27.5% for the first half of 2006 as a result of the change in the mix of homes delivered; however, general and administrative expenses increased $17.3 million compared to 2005 due primarily to: (1) $7.7 million of charges in the second quarter discussed above; (2) $2.6 million of increased costs related to our increased investment in land; (3) $1.8 million for amortization of intangibles and administrative costs related to our acquisition of Shamrock Homes in July 2005; (4) increased personnel and infrastructure costs of approximately $2.9 million relating to the increase in our community count from 127 active communities at June 30, 2005 to 165 active communities at June 30, 2006; and (5) expense of $1.3 million for stock options under SFAS 123(R). Selling expenses also increased $8.9 million compared to 2005’s first six months, primarily due to $2.3 million higher advertising and marketing costs relating to our community count growth and promotions to stimulate sales in certain markets and $2.1 million increase in spending on models and sales offices due to our higher community count. There was an increase of $1.3 million related to training and investments made in our design centers.. Also contributing to the increase in selling expenses was $1.6 million increase due to mix of closings with higher realtor co-op participation and $0.9 million relating to inclusion in 2006 of Shamrock Homes’ selling expenses.

●
New contracts decreased 35% and 16% for the three and six months ended June 30, 2006 compared to the same periods in 2005. Real estate market conditions have softened in all of our regions, and we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. Competitive pressures have also increased as a result of significant competitor discounting. Currently our sales strategy is to offer selective discounting, with our objective being to maintain sales pace and reduce cancellations over the short-term, rather than follow the significant discounting approach being used by some other homebuilders. This availability of housing, combined with higher interest rates, has resulted in an increase in our cancellation rate, which was 30.1% for the second quarter of 2006 compared to 18.9% in 2005’s second quarter, and was 27.0% for the first half of 2006 compared to 18.8% for the first half of 2005.

20

●
For the first six months of 2006, our mortgage capture rate was 83%, compared to 82% in 2005’s first six months. We expect to experience continued competitive pressure on our mortgage company’s capture rate, as a result of lower refinance volume for outside lenders and increased competition. This could negatively affect earnings due to the potential lower capture rate.

●
We continue to focus on our land investment. In certain situations we have chosen not to proceed with the purchase of land and continue to evaluate certain parcels of land for possible sale to third parties. Given the softening demand in certain of our markets, we have reduced our 2006 planned land purchases from our original estimate of $260 million, and currently project to purchase approximately $175 million of land in 2006. For the six months ended June 30, 2006, we purchased approximately $138.4 million of land, including $4.1 million for land purchased by an unconsolidated limited liability company in which we hold an interest.

●
As discussed above, we are experiencing changes in local and national economic conditions that have required us to re-evaluate our investment in land and homebuilding inventories for potential impairment in accordance with SFAS 144. We evaluate recoverability of inventories by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the inventories based on the expected use, which in our case is generally the sale of a home. If these inventories are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the inventories exceeds their fair value. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. As of June 30, 2006, we have not identified any impairment of our inventories. If our gross margins or absorption levels decline from our current projections, we could be required to record an impairment of our inventories in the future.

●
We are experiencing a slightly lower effective tax rate for 2006, primarily as a result of the manufacturing credit established by the 2004 American Jobs Creation Act. The decrease is also due to a change in the state of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, which is classified as general and administrative expense.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2006	2005	2006	2005

Revenue:
Homebuilding	$305,751	$262,188	$559,078	$497,779
Financial services	7,139	5,733	14,126	13,424
Eliminations	(1,096)	(1,922)	(2,355)	(3,805)
Total revenue	$311,794	$265,999	$570,849	$507,398

Income before income taxes:
Homebuilding	$ 25,232	$ 25,547	$ 47,581	$ 47,696
Financial services	4,253	3,378	8,320	8,682
Total income before income taxes	$ 29,485	$ 28,925	$ 55,901	$ 56,378

Other company financial information:

Interest expense	$ 4,191	$ 2,907	$ 7,352	$ 4,770

Effective tax rate	38.0%	39.0%	38.0%	39.0%

Total gross margin %	27.6%	25.5%	27.5%	25.3%

Total operating margin %	10.8%	12.0%	11.1%	12.1%

Homebuilding Operations

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenue:
Housing	$ 301,869	$ 251,874	$ 549,859	$ 467,401
Land	2,772	9,365	4,422	18,104
Other	1,110	949	4,797	12,274
Total revenue	$ 305,751	$ 262,188	$ 559,078	$ 497,779
Revenue:
Housing	98.7%	96.1%	98.3%	93.9%
Land	0.9	3.6	0.8	3.6
Other	0.4	0.3	0.9	2.5
Total revenue	100.0	100.0	100.0	100.0
Land and housing costs	74.2	76.4	74.5	76.9
Gross margin	25.8	23.6	25.5	23.1
General and administrative expenses	8.7	5.9	7.9	5.6
Selling expenses	7.5	6.9	7.8	7.0
Operating income	9.6	10.8	9.8	10.5
Interest	1.3	1.1	1.3	0.9
Income before income taxes	8.3%	9.7%	8.5%	9.6%
Ohio and Indiana Region
Unit data:
New contracts	362	548	1,002	1,191
Homes delivered	464	522	833	938
Backlog at end of period	1,109	1,563	1,109	1,563
Average sales price of homes in backlog	$ 278	$ 282	$ 278	$ 282
Aggregate sales value of homes in backlog	$ 308,000	$ 441,000	$ 308,000	$ 441,000
Number of active communities	94	83	94	83
Florida Region
Unit data:
New contracts	231	432	552	719
Homes delivered	378	202	743	449
Backlog at end of period	1,349	1,366	1,349	1,366
Average sales price of homes in backlog	$ 398	$ 309	$ 398	$ 309
Aggregate sales value of homes in backlog	$ 537,000	$ 422,000	$ 537,000	$ 422,000
Number of active communities	41	21	41	21
North Carolina, Delaware and Washington, D.C. Region
Unit data:
New contracts	171	192	347	340
Homes delivered	145	129	243	241
Backlog at end of period	431	381	431	381
Average sales price of homes in backlog	$ 417	$ 497	$ 417	$ 497
Aggregate sales value of homes in backlog	$ 180,000	$ 189,000	$ 180,000	$ 189,000
Number of active communities	30	23	30	23
Total
Unit data:
New contracts	764	1,172	1,901	2,250
Homes delivered	987	853	1,819	1,628
Backlog at end of period	2,889	3,310	2,889	3,310
Average sales price of homes in backlog	$ 355	$ 318	$ 355	$ 318
Aggregate sales value of homes in backlog	$1,025,000	$1,052,000	$1,025,000	$1,052,000
Number of active communities	165	127	165	127

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Currently the majority of our cancellations are the result of buyer’s changing their minds due to the over-supply of inventory in the market, more aggressive discounting by competitors and general uncertainty in economic conditions. Some of our cancellations continue to be the result of customers who cannot qualify for financing; these cancellations usually occur prior to the start of construction and primarily relate to our entry-level product. The cancellation rate for the quarters ended June 30, 2006 and June 30, 2005 was 30.1% and 18.9%, respectively, with the increase being driven by the over-supply of inventory and competitor discounting discussed above. Unsold speculative homes, which are in various stages of construction, totaled 560 and 288 at June 30, 2006 and 2005, respectively. In the Midwest, the increase was primarily for competitive purposes, to provide potential homebuyers with more flexibility. In our other markets, the increase was the result of an increase in our number of communities, the desire to build and showcase new product lines and increased cancellations.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Revenue for the homebuilding segment was $305.8 million, an increase of 17% and $43.6 million from 2005, driven by a 20% increase in housing revenue ($50.0 million). The increase in housing revenue was due to increases in both the number of homes delivered, up 16% from 853 to 987, and an increase in the average sales price of homes delivered, also up 4% from $295,000 in 2005 to $306,000 in 2006. The increase in homes delivered was driven by our Florida markets, where homes delivered were 87% higher than 2005, and the average sales price of homes delivered increased in all of our markets except Charlotte and Cincinnati. Partially offsetting the increase in housing revenue was a $6.6 million decrease in land revenue, primarily due to only $1.4 million of third party land sales in Tampa during the second quarter of 2006 compared to $3.2 million of land revenue in Tampa in 2005, and $0.2 million of third party lot sales in Washington, D.C. in 2006 compared to $4.6 million of third party lot sales in 2005. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

Home Sales and Backlog. New contracts in the second quarter of 2006 decreased 35% over the prior year, from 1,172 to 764 driven by a decrease in each of the regions in which we operate. The largest decrease in new contracts was in our Florida region at 47%, followed by the Midwest at 34%, and our North Carolina and Washington, D.C. region at 11%. We believe these decreases are attributable to the slowing real estate market conditions and a greater general availability of housing. Real estate market conditions have softened in all of our regions, and we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. Competitive pressures have also increased as a result of significant competitor discounting. Currently our sales strategy is to offer selective discounting, with our objective being to maintain sales pace and reduce cancellations over the short-term, rather than follow the significant discounting approach being used by other homebuilders. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, supply of housing, consumer confidence, interest rates available to potential homebuyers, the timing of our land acquisitions and development and the number of our active communities. At June 30, 2006, our backlog consisted of 2,889 homes, with an approximate sales value of $1.0 billion. This represents a 13% decrease in units and a 3% decrease in sales value from June 30, 2005, which is attributable to the decrease in new contracts for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The average sales price of homes in backlog increased by 12%. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of the quarter including more homes than the prior year within our Washington, D.C. market, where our homes carry higher sales prices than in our other regions. We expect to open several new communities during the remainder of 2006, with a projected community count of 175 at December 31, 2006 compared to 165 at June 30, 2006.

Gross Margin. The gross margin for the homebuilding segment was 25.8% for the second quarter of 2006 compared to 23.6% in 2005’s second quarter. Housing gross margin increased from 24.0% to 25.8% and land gross margin increased from 15.5% to 35.5%. The increase in housing’s gross margin was driven by higher closings in our Florida markets (87%) which yield a higher profit margin, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic factors. Land gross margins can vary significantly depending on the sales price, the cost of the community and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $15.6 million and 5.9% of revenue in the second quarter of 2005 to $26.6 million and 8.7% of revenue in the second quarter of 2006. The increase was primarily due to $7.7 million of charges, comprised of approximately $5.3 million relating to the resignation of the Company’s Chief Operating Officer, $1.4 million of deposit write-offs and other charges with respect to abandoned land transactions, and $1.0 million of severance and other related expenses associated with workforce reduction primarily in the Company’s Midwest markets. In addition to these, we had (1) $1.4 million of increased costs related to our increased investment in land; (2) $1.0 million for amortization of intangibles and administrative costs related to our acquisition of Shamrock Homes in July 2005; (3) increased personnel and infrastructure costs relating to our increased community count of approximately $0.7 million and (4) expense of $0.4 million for stock options under SFAS 123(R). Excluding the $7.7 million in charges, homebuilding general and administrative costs were 6.2% of revenue.

Selling Expenses. Selling expenses increased from $18.0 million and 6.9% of revenue in the second quarter of 2005 to $23.0 million and 7.5% of revenue in the second quarter of 2006. The increase in expense was primarily due to $1.1 million higher advertising and marketing costs relating to our community count growth and promotions to stimulate sales in certain markets and $1.3 million increase in spending on models and sales offices due to our higher community count. There was an increase of $0.6 million related to training, and investments made to our design centers. Also contributing to the increase in selling expenses was $0.9 million increase due to the mix of closings with higher realtor co-op participation and $0.5 million relating to inclusion in 2006 of Shamrock Homes selling expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Revenue for the homebuilding segment was $559.1 million for the six months ended June 30, 2006, compared to $497.8 million in 2005, an increase of 12%. Housing revenue increased 18% compared to 2005, resulting from a 12% increase in homes delivered, from 1,628 to 1,819, and a 5% increase in average sales price of homes delivered, from $287,000 to $302,000, with the remaining impact from the mix of homes delivered. Land revenue decreased from $18.1 million in 2005 to $4.4 million in 2006 primarily due to $2.1 million of third party land sales in Tampa for the first half of 2006 compared to $4.4 million of land revenue in Tampa in 2005, $0.5 million in sales of third party lots in Washington, D.C. in 2006 compared to $8.6 million of third party lot sales in 2005, and a $3.6 million decrease in third party lot sales in Columbus for the first half of 2006 compared to the same period in 2005. In addition, the timing of homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party, resulted in a $7.5 million decrease in revenue compared to 2005. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party. The impact for the change in this deferred revenue was $12.3 million during the first half of 2005 compared to only $4.8 million in the first half of 2006.

Home Sales. New contracts in the first six months of 2006 were 1,901 compared to 2,250 in 2005 resulting from the slowing real estate market conditions and a greater general availability of housing.

Gross Margin. The gross margin for the homebuilding segment was 25.5% for the six months ended June 30, 2006, up from the 23.1% gross margin for the same period in 2005. Housing gross margin increased from 23.5% to 25.6% and land gross margin increased from 14.9% to 25.7%. The increase in housing’s gross margin was driven by more closings in our Florida markets (65%) which currently yield a higher profit margin, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic factors. Land gross margin percentage increased primarily due to a higher margin on the sale of third party lots in Tampa.

General and Administrative Expenses. General and administrative expenses increased from $27.7 million and 5.6% of revenue during the first six months of 2005 to $44.0 million and 7.9% of revenue for 2006’s first six months of the year. The $16.3 million increase is primarily due to second quarter charges of $7.7 million discussed above. Additionally our increased investment in land resulted in $2.6 million higher expenses and 2006 was higher than 2005 by $1.8 million for amortization of intangibles and administrative costs related to our acquisition of Shamrock Homes in July 2005. Other significant items making up the large variance are an increase of $2.9 million for increased personnel and infrastructure costs relating to the increase in our community count from 127 active communities at June 30, 2005 to 165 active communities at June 30, 2006 and $1.2 million for stock options under SFAS 123(R).

Selling Expenses. Selling expenses increased from $35.0 million and 7.0% of revenue during the first six months of 2005 to $43.9 million and 7.8% of revenue for 2006’s comparable period. The $8.9 million increase is driven by $2.3 million higher advertising and marketing costs relating to our community count growth and promotions to stimulate sales in certain markets. It is also made up of a $2.1 million increase in spending on models and sales offices due to our higher community count as well as an increase of $1.3 million related to training and investments made in our design centers. There was also an increase of $1.6 million due to the mix of closings with higher realtor co-op participation along with a $0.9 million increase relating to inclusion in 2006 of Shamrock Homes selling expenses.

Financial Services Operations

The following table sets forth certain information related to the financial services operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2006	2005	2006	2005
Number of loans originated	675	600	1,196	1,165
Value of loans originated	$159,113	$135,798	$279,575	$261,369
Revenue	$ 7,139	$ 5,733	$ 14,126	$ 13,424
General, administrative and interest expenses	2,886	2,355	5,806	4,742
Income before income taxes	$ 4,253	$ 3,378	$ 8,320	$ 8,682

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Mortgage and title operations revenue increased 25%, from $5.7 million in 2005’s second quarter to $7.1 million in the second quarter of 2006. This increase was primarily driven by a 13% increase in the number of loans originated and a 4% increase in the average loan amount, which was $236,000 in the second quarter of 2006 compared to $226,000 in the 2005 comparable period. In addition, the revenue increase was the result of a change in the mix of loans sold to more fixed rate loans, which generally result in a higher gain than adjustable rate loans when the loans are sold. At June 30, 2006, M/I Financial had mortgage operations in all of our markets. Approximately 83% of our homes delivered during the second quarter of 2006 that were financed were through M/I Financial, compared to 82% in the second quarter of 2005. As a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, during 2006 we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

General, Administrative and Interest Expenses. General and administrative expenses for the quarter ended June 30, 2006 were $2.7 million, a 19% increase over the 2005 amount of $2.3 million. The $0.4 million increase was primarily due to $0.2 million higher total payroll and incentive-related costs due to associates added for our new M/I Financial branch that opened in the Washington, D.C. market that did not exist in 2005’s second quarter, along with the expense associated with stock options, as required under SFAS 123(R), which did not exist in 2005’s second quarter. There was also an increase of $0.1 million in depreciation expense relating to an increase in M/I Financial’s property and equipment. Interest expense also increased $0.1 million for the quarter ended June 30, 2006 compared to the same period in 2005, primarily due to an increase in the weighted average borrowings.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Mortgage and title operations revenue increased $0.7 million (5%) for the first six months of 2006 compared to the 2005. This increase was primarily due to the 3% increase in the number of loans originated.

General, Administrative and Interest Expenses. General and administrative expenses for the six months ended June 30, 2006 were $5.5 million, a 20% increase over the 2005 amount of $4.6 million. The $0.9 million increase was primarily due to $0.5 million higher total payroll and incentive-related costs due to associates added for our new M/I Financial branch that opened in the Washington, D.C. market that did not exist in the first half of 2005, along with the $0.1 million expense associated with stock options, as required under SFAS 123(R), which did not exist in 2005’s first half of the year. There was also an increase of $0.1 million in depreciation expense relating to an increase in M/I Financial’s property and equipment. Interest expense also increased $0.2 million for the six months ended June 30, 2006 compared to the same period in 2005, primarily due to an increase in the weighted average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006, our $134.3 million investment in land (excluding $4.1 million of land purchased by our unconsolidated limited liability companies (“LLCs”) reported as investing activities) and $116.2 million increase in homes under construction, along with the $33.5 million decrease in accrued compensation and other liabilities (primarily due to payment of annual incentive compensation and income taxes), contributed to our $137.3 million operating cash outflow. Partially offsetting this cash outflow was $42.3 million provided by a decrease in mortgage loans held for sale, $15.0 million provided by a decrease in cash held in escrow due to timing of cash received for homes closed at period end, and $17.2 million provided by an increase in accounts payable. For the six months ended June 30, 2006, we used $12.0 million of cash through our investing activities, primarily for investment in unconsolidated LLCs. Some of these unconsolidated LLCs also obtained outside financing that is not reflected in our borrowings - refer to Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional discussion of borrowings by unconsolidated LLCs. For the six months ended June 30, 2006, our financing activities provided $124.9 million of cash, including $144.4 million of borrowings (net of repayments) under our revolving Credit Facility, of which $17.9 million was used to repurchase 463,500 of the Company’s common shares.

Our financing needs depend on sales volume, asset turnover, land acquisition, inventory balances and growth targets. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund the growth of our homebuilding activities. Given the current economic conditions impacting all of our regions, we have reduced our projected 2006 land purchases to $175 million from our original projection of $260 million. We expect these land acquisitions and the associated land development and home construction costs to be funded from ongoing operating activities and by our existing $735 million Credit Facility (which was increased to $750 million in July 2006 through use of the remaining accordion feature). Given the current economic conditions impacting the real estate market, we will continue to evaluate our existing land availability. For the remainder of 2006, we are strategically purchasing land that we are projecting to meet very specific absorption and gross margin levels; these purchases are primarily outside the Midwest. We also continue to evaluate potential new limited liability company arrangements and business acquisitions on an opportunistic basis. We will continue to evaluate all of our alternatives to satisfy our demand for lots in the most cost-effective manner.

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

Included in the table below is a summary of our available sources of cash as of June 30, 2006:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks - homebuilding (a)	9/26/2008	$447,000	$105,396
Notes payable bank - financial services	4/26/2007	$ 3,400	$ 20,965
Senior notes	4/1/2012	$200,000	-
Universal shelf registration (b)	-	-	$150,000

 (a) On July 19, 2006, the existing $735 million Credit Facility was increased to $750 million through use of the remaining accordion feature.
 (b) This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding. At June 30, 2006, the Company’s homebuilding operations had borrowings totaling $447.0 million, financial letters of credit totaling $11.9 million and performance letters of credit totaling $23.1 million outstanding under our Credit Facility, which was increased from $735 million to $750 million in July 2006. Under the terms of the Credit Facility, the $750 million capacity includes a maximum amount of $100 million in outstanding letters of credit. The Credit Facility matures in September 2008. Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement). As of June 30, 2006, the Credit Facility capacity was $735 million, compared to the calculated borrowing base of $768.4 million; the borrowing base indebtedness was $663.0 million and the resulting borrowing availability was $105.4 million. Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points. The Company is required under the Credit Facility to maintain a certain amount of tangible net worth, and as of June 30, 2006, had approximately $157.3 million available in excess of the required tangible net worth amount that could be used for payment of dividends. As of June 30, 2006, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank - Financial Services. At June 30, 2006, we had $3.4 million outstanding under the First Amended and Restated Revolving Credit Agreement (“MIF Credit Facility”). M/I Homes, Inc. and M/I Financial are co-borrowers under the MIF Credit Facility. The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers, except for the period December 15, 2006 through January 15, 2007, when the maximum borrowing availability is increased to $65.0 million. The maximum borrowing availability is limited to 95% of eligible mortgage loans. In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans. The borrowings under the MIF Credit Facility are at Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%. The MIF Credit Facility expires April 26, 2007. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios. As of June 30, 2006, the borrowing base was $24.4 million with $21.0 million of availability. As of June 30, 2006, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement.

Senior Notes. At June 30, 2006, there were $200 million of 6.875% senior notes outstanding. The notes are due April 2012. As of June 30, 2006, the Company was in compliance with all restrictive covenants of the notes.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the SEC. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of June 30, 2006.

Weighted Average Borrowings. For the three months ended June 30, 2006 and 2005, our weighted average borrowings outstanding were $622.7 million and $393.9 million, respectively, with a weighted average interest rate of 7.2% and 6.3%, respectively. For the six months ended June 30, 2006 and 2005, our weighted average borrowings outstanding were $577.6 million and $341.2 million, respectively, with a weighted average interest rate of 7.1% and 5.6%, respectively. The increase in borrowings for both the three and six month periods was the result of our higher investment in land and backlog. The increase in the weighted average interest rate was due to the addition of our 6.875% fixed rate senior notes ($150 million added at the end of March 2005 and an additional $50 million added in June 2005), and the overall market increase in interest rates, which have impacted our variable rate borrowings. Offsetting the above increases were increases of $3.7 million and $8.2 million, respectively, in the amount of interest capitalized during the three and six months ended June 30, 2006 compared to the same periods in 2005.

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

As of June 30, 2006, we have determined that the LLCs in which we have an interest are not VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting. The Company believes its maximum exposure related to any of these entities as of June 30, 2006 to be the amount invested of $52.9 million plus our $4.1 million share of letters of credit totaling $7.2 million, that serve as completion bonds for the development work in progress, and our obligations under guarantees and indemnifications provided in connection with these entities as further discussed in Note 8 of our Unaudited Condensed Consolidated Financial Statements. During 2006, we anticipate entering into additional LLCs in our higher growth, higher investment markets, in order to increase our homebuilding activities in those markets, while sharing the risk with our partner in each respective entity. In addition to our homebuilding LLCs, M/I Financial also owns a 49.9% interest in one unconsolidated title insurance agency that engages in title and closing services for the Company. Further details relating to our unconsolidated LLCs are included in Notes 7 and 8 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria for variable interest entities, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of June 30, 2006 related to these agreements to be the amount of the Company’s outstanding deposits, which totaled $21.2 million, including cash deposits of $11.0 million, letters of credit of $6.9 million and corporate promissory notes of $3.3 million. Further details relating to our land option agreements are included in Note 11 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. As of June 30, 2006, the Company has outstanding approximately $164.8 million of completion bonds and standby letters of credit, including those related to LLCs and land option agreements discussed above.

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

RISK FACTORS

Factors That May Affect Our Future Results:

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

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of building lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees. During the past two years, we have experienced certain delays caused by weather conditions and delays in regulatory processes in certain markets, which may continue to have an impact on the number of new contracts and homes delivered during 2006. In addition, all of our regions are currently being impacted by a general decline in real estate market conditions, and as a result we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives. These economic conditions being experienced throughout the industry will likely continue to impact housing demand for the remainder of 2006 and into 2007. As a result of these conditions, we currently believe there may be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions.

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

The Occurrence of Natural Disasters Could Adversely Affect Our Business. Several of our markets, specifically our operations in Florida and North Carolina and Washington, D.C., are situated in geographical areas that are regularly impacted by severe storms, hurricanes and flooding. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could adversely impact our results of operations.

Material and Labor Shortages Could Adversely Affect Our Business. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business. During 2005, we experienced material and labor shortages in our Florida markets due to the homebuilding growth and the hurricane rebuilding efforts impacting those markets, which has slightly lengthened the house production process; however, these shortages have not had a material effect for the first half of 2006.

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

Our Business is Dependent on the Availability of Land and Lots that Meet Our Land Investment Criteria. The continued availability of undeveloped land and developed or partially developed lots that meet our land acquisition criteria depends on a number of factors outside our control, including general land availability, competition with other homebuilders and land buyers for desirable property, inflation in land prices and regulatory requirements, such as zoning and allowable density. In the event we are unable to acquire suitable land or the cost of land substantially increases, the number of homes that we deliver or the margins on those homes may decline and adversely impact our results of operations.

We Commit Significant Resources to Land Development Activities Which Involve Significant Risks. We develop the lots for a majority of our communities. Therefore, our short-term and long-term financial success will be dependent upon our ability to develop these communities successfully. Acquiring land and committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenue, we may make material expenditures for items such as acquiring land and constructing infrastructure (roads and utilities).

Competition in Our Industry Could Adversely Affect Our Business. The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. Currently many of our homebuilding competitors are offering significant discounts in the markets in which we operate, in an attempt to generate sales and reduce inventory. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market, and we believe that the resale market is becoming more of a competitive factor than in the past, particularly in markets that have had more investor buyers, such as Washington, D.C., Tampa and West Palm Beach. As a result of the general softening in the real estate market, the impact of competition has begun to have a more significant impact to our operations, and we currently believe there may be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. In addition to competition within our homebuilding operations, the mortgage financing industry has also become increasingly competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During the first six months of 2006, M/I Financial experienced a slight increase in its capture rate and profitability; however, as a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, during 2006 we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

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

We are Dependent on the Services of Certain Key Employees. Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could impact our current operations and strategy and result in additional expenses of identifying and training new personnel. Competition for qualified personnel is intense in many of our markets.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities, including the MIF Credit Facility, which permit borrowings up to $775 million as of June 30, 2006, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts was $38.8 million and $52.8 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the fair value of the committed IRLCs resulted in a liability of $0.3 million and the related best efforts contracts resulted in an asset of $0.3 million. At December 31, 2005, the fair value of the committed IRLCs resulted in a liability of $0.6 million and the fair value of the related best efforts contracts resulted in an asset of $0.6 million. For both the three and six months ended June 30, 2006, we recognized less than $0.1 million expense relating to marking these committed IRLCs and the related best efforts contracts to market. For the three and six months ended June 30, 2005, we recognized less than $0.1 million income and $0.2 million expense, respectively, relating to marking these committed IRLCs and the related best efforts contracts to market. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At June 30, 2006 and December 31, 2005, the notional amount of the uncommitted IRLC loans was $65.2 million and $32.1 million, respectively. The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in a $1.1 million liability and $0.3 million liability at June 30, 2006 and December 31, 2005, respectively. For the three and six months ended June 30, 2006, we recognized $0.2 million and $0.8 million expense, respectively, relating to marking these commitments to market. For the three and six months ended June 30, 2005, we recognized $0.5 million income and less than $0.1 million expense, respectively, relating to marking these commitments to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At June 30, 2006, the notional amount under the FMBSs was $66.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a $0.3 million asset. At December 31, 2005, the notional amount under the FMBSs was $33.0 million, and the related fair value adjustment resulted in a liability of $0.2 million. For the three and six months ended June 30, 2006, we recognized $0.2 million expense and $0.5 million income, respectively, relating to marking these FMBSs to market. For the three and six months ended June 30, 2005, we recognized $0.5 million expense and $0.2 million expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best efforts contract or by FMBSs. The notional amount of the best efforts contracts and related mortgage loans held for sale was $7.4 million and $36.5 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the fair value of the best efforts contracts and related mortgage loans held for sale resulted in an asset of $0.1 million and a liability of $0.1 million, respectively under the matched terms method of SFAS 133, with no net impact to earnings for either the three or six months ended June 30, 2006. The notional amount of FMBSs and the related mortgage loans held for sale was $17.0 million and $17.9 million, respectively at June 30, 2006 and $31.0 million and $31.5 million, respectively as December 31, 2005. In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of June 30, 2006, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.2 million, and income of $0.2 million for the three and six months ended June 30, 2006.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of June 30, 2006:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(Dollars in thousands)	Rate	2006	2007	2008	2009	2010	Thereafter	Total	Value
ASSETS:
Mortgage loans held for sale:
Fixed rate	6.36%	$20,892	$ -	$ -	$ -	$ -	$ -	$ 20,892	$ 20,085
Variable rate	5.42%	5,166	-	-	-	-	-	5,166	4,990

LIABILITIES:
Long-term debt:
Fixed rate	6.92%	$ 113	$ 240	$ 261	$283	$306	$205,853	$207,056	$180,515
Variable rate	6.69%	-	3,400	447,000	-	-	-	450,400	450,400

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

Changes in Internal Control over Financial Reporting

During 2005, the Company began the implementation of a new computer system that will be used by our homebuilding operations to help manage the sale and construction of homes and is being integrated with our existing accounting system. The implementation is expected to be phased into each of our homebuilding divisions over approximately a two-year period. During the second quarter of 2006, the new system was implemented in two of our homebuilding divisions (in addition to previously being implemented in four divisions during 2005), resulting in changes in our internal control over financial reporting. During the second quarter of 2006, the Company also completed the implementation of a new computer system used by our mortgage company to process customer loan applications. The implementation of these new systems for our homebuilding and mortgage operations included deploying resources to mitigate internal control risks and perform additional verifications and testing to ensure continuing integrity of data used in financial reporting. In addition, certain changes in responsibility for performing internal control procedures occurred during the second quarter, as a result of the resignation of the Company’s Chief Operating Officer and other workforce reductions, primarily in our Midwest region. We believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

Economic Conditions. During the first half of 2006, real estate market conditions have softened in all of our regions, and we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives. These economic conditions being experienced throughout the industry will likely continue to impact housing demand for the remainder of 2006 and into 2007. As a result of these conditions, we currently believe there may be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions.

Competition. As of result of the softening in real estate market conditions, many of our homebuilding competitors are currently offering significant discounts in the markets in which we operate, in an attempt to generate sales and reduce inventory. We also believe that the resale market is becoming more of a competitive factor than in the past, particularly in markets that have had more investor buyers, such as Washington, D.C., Tampa and West Palm Beach. As a result of the general softening in the real estate market, the impact of competition has begun to have a more significant impact to our operations and we currently believe there may be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. In addition, M/I Financial continues to experience pressure on its capture rate and profitability due to competitive factors, which could continue in the second half of 2006 and could negatively impact the results of M/I Financial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date, and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three and six month periods ended June 30, 2006, the Company repurchased 130,000 and 463,500 shares, respectively. As of June 30, 2006, the Company had approximately $6.7 million available to repurchase outstanding common shares from the November 2005 Board approval.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 to April 30, 2006	-	$ -	-	$11,401,000
May 1 to May 31, 2006	60,000	36.67	60,000	9,201,000
June 1 to June 30, 2006	70,000	35.52	70,000	6,715,000
Total	130,000	$36.05	130,000	$ 6,715,000

Item 3. Defaults Upon Senior Securities - none.

Item 4. Submission of Matters to a Vote of Security Holders - none.

Item 5. Other Information - none.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1
Commitment and Acceptance dated as of July 19, 2006, by and among M/I Homes, Inc. as borrower, JPMorgan Chase Bank, N.A., as agent, and the lenders party to that certain Amended and Restated Credit Agreement dated April 22, 2005.

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

M/I Homes, Inc.
(Registrant)

Date:	August 3, 2006	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	August 3, 2006	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Commitment and Acceptance dated as of July 19, 2006, by and among M/I Homes, Inc. as borrower, JPMorgan Chase Bank, N.A., as agent, and the lenders party to that certain Amended and Restated Credit Agreement dated April 22, 2005.

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

38