Form 10-Q
period 2006-09-30
M I HOMES INC
filed 2006-11-06
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

(614) 418-8000
(Registrant’s telephone number, including area code)

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
Common stock, par value $.01 per share: 13,894,414 shares outstanding as of October 31, 2006

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets September 30, 2006 (Unaudited) and December 31, 2005	3

		Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2006	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

	Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	35

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 3.	Defaults Upon Senior Securities	37

	Item 4.	Submission of Matters to a Vote of Security Holders	37

	Item 5.	Other Information	37

	Item 6.	Exhibits	37

Signatures			38

Exhibit Index			39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$ 2,713	$ 25,085
Cash held in escrow	22,757	31,823
Mortgage loans held for sale	35,915	67,416
Inventories	1,398,088	1,076,132
Property and equipment - net	36,816	34,507
Investment in unconsolidated limited liability companies	49,683	49,929
Other assets	44,919	44,786
TOTAL ASSETS	$1,590,891	$1,329,678

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 122,390	$ 73,705
Accrued compensation	16,998	26,817
Customer deposits	32,728	35,581
Other liabilities	57,884	75,528
Community development district obligations	20,635	9,822
Obligation for consolidated inventory not owned	5,037	4,092
Notes payable banks - homebuilding operations	491,000	260,000
Note payable bank - financial services operations	11,700	46,000
Mortgage notes payable	7,002	7,165
Senior notes - net of discount of $1,408 and $1,600, respectively,
at September 30, 2006 and December 31, 2005	198,592	198,400
TOTAL LIABILITIES	963,966	737,110

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	75,360	72,470
Retained earnings	625,505	576,726
Treasury shares - at cost - 3,731,709 and 3,298,858 shares, respectively,
at September 30, 2006 and December 31, 2005	(74,116)	(56,804)
TOTAL SHAREHOLDERS’ EQUITY	626,925	592,568
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,590,891	$1,329,678

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands, except per share amounts)	(Unaudited)		(Unaudited)

Revenue	$306,188	$332,478	$877,037	$839,876

Costs and expenses:
Land and housing	233,033	247,730	647,207	626,690
General and administrative	25,052	21,039	74,609	53,345
Selling	21,645	21,394	65,510	56,378
Interest	3,578	3,903	10,930	8,673

Total costs and expenses	283,308	294,066	798,256	745,086

Income before income taxes	22,880	38,412	78,781	94,790
Provision for income taxes	7,695	13,333	28,937	35,320

Net income	$15,185	$25,079	$49,844	$59,470

Earnings per common share:
Basic	$1.09	$1.75	$3.56	$4.16
Diluted	$1.08	$1.72	$3.51	$4.09

Weighted average shares outstanding:
Basic	13,892	14,325	13,991	14,291
Diluted	14,078	14,577	14,187	14,540

Dividends per common share	$0.025	$0.025	$0.075	$0.075

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2006
	(Unaudited)
	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2005	14,327,265	$176	$72,470	$576,726	$(56,804)	$592,568
Net income	-	-	-	49,844	-	49,844
Dividends to shareholders, $0.075 per common share	-	-	-	(1,065)	-	(1,065)
Share repurchases	(463,500)	-	-	-	(17,893)	(17,893)
Excess tax benefits from stock-based payment arrangements	-	-	123	-	-	123
Stock options exercised	3,600	-	(4)	-	69	65
Equity awards vesting	-	-	2,370	-	-	2,370
Deferral of executive and director compensation	-	-	913	-	-	913
Executive and director deferred compensation distributions	27,049	-	(512)	-	512	-

Balance at September 30, 2006	13,894,414	$176	$75,360	$625,505	$(74,116)	$626,925

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$49,844	$59,470
Adjustments to reconcile net income to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	5,901	642
Loss from property disposals	106	81
Depreciation	2,715	1,954
Amortization of intangibles, debt discount and debt issue costs	2,094	1,103
Stock-based compensation expense	2,370	-
Deferred income tax expense	740	3,018
Income tax benefit from stock transactions	-	1,688
Excess tax benefits from stock-based payment arrangements	(123)	-
Undistributed loss (income) of unconsolidated limited liability companies	44	(3)
Change in assets and liabilities:
Cash held in escrow	9,066	670
Mortgage loans held for sale	31,501	36,718
Inventories	(302,924)	(287,753)
Other assets	(2,748)	(5,020)
Accounts payable	48,685	41,689
Customer deposits	(2,853)	16,034
Accrued compensation	(8,906)	(8,633)
Other liabilities	(17,521)	(5,088)
Net cash used in operating activities	(182,009)	(143,430)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,043)	(1,747)
Acquisition, net of cash acquired	-	(23,185)
Investment in and advances to unconsolidated limited liability companies	(12,118)	(26,945)
Return of investment from unconsolidated limited liability companies	17	4,691
Net cash used in investing activities	(17,144)	(47,186)

FINANCING ACTIVITIES:
Proceeds from (repayments of) bank borrowings - net	196,700	(4,802)
Principal repayments of mortgage notes payable and community development
district bond obligations	(1,122)	(152)
Proceeds from senior notes - net of discount of $1,774	-	198,226
Debt issue costs	(27)	(3,884)
Dividends paid	(1,065)	(1,070)
Proceeds from exercise of stock options	65	3,224
Excess tax benefits from stock-based payment arrangements	123	-
Share repurchases	(17,893)	-
Net cash provided by financing activities	176,781	191,542
Net (decrease) increase in cash	(22,372)	926
Cash balance at beginning of year	25,085	2,351
Cash balance at end of period	$ 2,713	$ 3,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$ 7,044	$ 974
Income taxes	$47,384	$34,322

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$11,772	$ 1,689
Consolidated inventory not owned	$ 945	$ (840)
Distribution of single-family lots from unconsolidated limited liability companies	$12,303	$ 6,536
Deferral of executive and director compensation	$ 913	$ 891
Executive and director deferred stock distributions	$ 512	$ 394

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its Subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. The Company’s compensation expense related to equity based awards was $1.1 million ($0.7 million after tax and $0.05 per share) for the three months ended September 30, 2006, and was $2.4 million ($1.5 million after tax and $0.11 per share) for the nine months ended September 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. For the nine months ended September 30, 2006, the Company’s excess tax benefits from stock-based payment arrangements were $0.1 million.

Stock Incentive Plan

As of September 30, 2006, the Company has a stock incentive plan (the 1993 Stock Incentive Plan, or the “Stock Incentive Plan”) approved by the Company’s shareholders, that includes stock options, restricted stock and stock appreciation programs, under which the maximum number of common shares that may be granted under the plan in each calendar year shall be 5% of the total issued and outstanding common shares as of the first day of each such year the plan is in effect. No awards have been granted under the restricted stock and stock appreciation programs. Stock options are granted at the market price at the close of business on the date of grant. Options awarded vest 20%

annually over five years and expire after ten years, with vesting accelerated upon the employee’s death or disability or upon a change of control of the Company. Shares issued upon option exercise are from treasury shares.

Following is a summary of stock option activity as of September 30, 2006, and for the nine-month period then ended, relating to the stock options awarded under the Stock Incentive Plan.
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2005	780,900	$41.09
Granted	369,000	41.41
Exercised	(3,600)	18.26
Forfeited	(219,300)	44.43
Options outstanding at September 30, 2006	927,000	$40.52	7.67	$3,039

Options exercisable at September 30, 2006	312,350	$33.21	6.20	$2,488

(a)	Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $0.1 million and $3.5 million, respectively.

The fair value of options granted during the three and nine months ended September 30, 2006 and 2005 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:
	Three and Nine Months Ended
	September 30,
	2006	2005
Expected dividend yield	0.20%	0.23%
Risk-free interest rate	4.35%	3.77%
Expected volatility	34.8%	29.2%
Expected term (in years)	6.5	6
Weighted average grant date fair value of options granted during the period	$17.71	$19.38

The risk-free interest rate was based upon the U.S. Treasury constant maturity rate at the date of the grant. Expected volatility was determined based on historical volatility of the Company’s common shares over the expected term of the option. For stock options granted in 2006, the Company has elected to apply the simplified method for “plain vanilla” options to determine the expected term, as provided by the Securities and Exchange Commission’s Staff Accounting Bulletin Number 107.

Total compensation expense that has been charged against income relating to the Stock Incentive Plan was $0.7 million and $2.0 million, respectively for the three and nine month periods ended September 30, 2006. The total income tax benefit recognized in the Condensed Consolidated Statement of Income for this plan was $0.3 million and $0.8 million, respectively, for the three and nine month periods ended September 30, 2006. As of September 30, 2006, there was a total of $8.8 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.2 years.

The following table sets forth the effect on net income and earnings per share as if SFAS 123(R) had been applied to the three and nine month periods ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands, except per share amounts)	2005	2005
Net income, as reported	$25,079	$59,470
Less: Total stock-based employee compensation expense determined under a fair value based method
for all awards, net of related income tax effect	(471)	(1,386)
Pro forma net income	$24,608	$58,084

Earnings per share:
Basic - as reported	$ 1.75	$ 4.16
Basic - pro forma	$ 1.72	$ 4.06
Diluted - as reported	$ 1.72	$ 4.09
Diluted - pro forma	$ 1.69	$ 3.99

Director Equity Plan

On April 27, 2006, the Company’s shareholders approved the 2006 Director Equity Incentive Plan (the “Director Equity Plan”). The Director Equity Plan includes stock options, restricted stock, stock units and whole share programs. The maximum number of common shares that may be granted under the plan is 200,000. In August 2006, the Company awarded 11,000 stock units under the Director Equity Plan. One stock unit is the equivalent of one common share. Stock units and the related dividends will be converted to common shares upon termination of service as a director. The stock units granted under the Director Equity Plan vest immediately; therefore, compensation expense relating to the stock units issued in August 2006 was recognized entirely on the grant date. The amount of expense per stock unit was equal to the $32.31 closing price of the Company’s common shares on the date of grant, resulting in expense totaling $0.4 million during the quarter ended September 30, 2006.

Deferred Compensation Plans

As of September 30, 2006, the Company also has an Executives’ Deferred Compensation Plan (the “Executive Plan”) and a Director Deferred Compensation Plan (the “Director Plan”). The Director Plan and Executive Plan (together the “Plans”) provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares. Compensation expense deferred into the Plans totaled $0.1 million for each of the three months ended September 30, 2006 and 2005, and $0.9 million for each of the nine months ended September 30, 2006 and 2005. The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans. One equity unit is the equivalent of one common share. Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of their elected distribution date or termination of service as an employee or director of the Company. Distributions from the Plans were $0.5 million during the nine months ended September 30, 2006. As of September 30, 2006, there were a total of 115,666 equity units outstanding under the Plans. The aggregate fair market value of these units at September 30, 2006, based on the closing price of the underlying common shares, was approximately $4.1 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.3 million as of September 30, 2006. Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

NOTE 3. Impact of New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. Upon the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. SFAS 155 is effective January 1, 2007 for calendar year-end companies, with earlier adoption permitted. The Company has not yet completed its assessment of the impact of SFAS 155, but does not anticipate a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which also amends SFAS 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time the entity enters into a servicing contract for financial assets that it has sold, or when the entity acquires or assumes an obligation to service a financial asset, when the related financial asset is not also recorded on the consolidated financial statements of the servicer entity. Under SFAS 156, servicing assets and liabilities must be initially recognized at fair value, with subsequent measurement using either the amortization method or fair value method as prescribed in SFAS 156. SFAS 156 is effective January 1, 2007 for calendar year-end companies, with earlier adoption permitted. The Company has not yet completed its assessment of the impact of SFAS 156, but does not anticipate a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that an enterprise perform a two-step process, and provides guidance on completing the two-step process, in evaluating whether or not its tax position is in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The enterprise must first determine whether it is more likely than not that its current tax position will be sustained upon examination. If this position is confirmed by the enterprise, then the tax position needs to be measured to determine the amount of benefit to recognize in the financial statements. The enterprise’s tax position is measured at the largest amount of benefit that has greater than 50% likelihood of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value by clarifying the exchange price notion presented in earlier definitions and providing a framework for measuring fair value. SFAS 157 also expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is in the process of determining the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 eliminates the diversity in the practice of quantifying an identified misstatement. SAB 108 introduces the “dual approach,” which requires quantification of errors under both the iron-curtain and the roll-over methods of quantifying misstatements. SAB 108 is effective the first fiscal year ending after November 15, 2006. The Company is in the process of determining the impact, if any, the adoption of SAB 108 will have on its financial statements.

NOTE 4. Inventory

A summary of the Company’s inventory as of September 30, 2006 and December 31, 2005 is as follows:

	September 30,	December 31,
(In thousands)	2006	2005
Single-family lots, land and land development costs	$ 813,410	$ 754,530
Land held for sale	56,290	-
Homes under construction	494,384	294,363
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2006 - $218;
December 31, 2005 - $211)	5,150	1,455
Community development district infrastructure (Note 10)	19,406	7,634
Land purchase deposits	4,411	14,058
Consolidated inventory not owned (Note 11)	5,037	4,092
Total inventory	$1,398,088	$1,076,132

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, lots for which development has been completed but have not yet been sold or committed to a third party for construction of a home, and sold lots relating to homes in backlog for which construction of the home has not yet begun.

Land held for sale includes land that meets all of the following criteria, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”): (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell. During the three months ended September 30, 2006, one parcel of land with a carrying value of $10.4 million has been written down to fair value, resulting in an impairment charge of $1.9 million that is recorded within Land and Housing expenses on the Unaudited Condensed Consolidated Statement of Income.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction, including speculative homes that are not currently under contract with a homebuyer.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2006	2005	2006	2005
Capitalized interest, beginning of period	$30,332	$16,676	$19,232	$15,289
Interest capitalized to inventory	8,431	4,190	21,468	9,056
Capitalized interest charged to cost of sales	(4,225)	(1,953)	(6,162)	(5,432)
Capitalized interest, end of period	$34,538	$18,913	$34,538	$18,913

Interest incurred	$12,009	$8,093	$32,398	$17,729

NOTE 6. Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following is a summary of the major classes of depreciable assets and their estimated useful lives as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(In thousands)	2006	2005
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	16,213	11,434
Transportation and construction equipment	22,550	22,520
Property and equipment	50,586	45,777
Accumulated depreciation	(13,770)	(11,270)
Property and equipment, net	$36,816	$34,507

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was approximately $2.7 million and $1.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

NOTE 7. Investment in Unconsolidated Limited Liability Companies

Unconsolidated Limited Liability Companies - Homebuilding

At September 30, 2006, the Company had interests ranging from 33% to 50% in limited liability companies (“LLCs”) that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and three of these LLCs have outside financing that is not guaranteed by the Company. These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and guarantees of the completion of land development and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 8 below. These entities have assets totaling $168.5 million and liabilities totaling $70.2 million, including third party debt of $67.2 million, as of September 30, 2006. The Company’s maximum exposure related to its investment in these entities as of September 30, 2006 is the amount invested of $49.7 million plus letters of credit of $2.4 million and the possible future obligation of $21.9 million under the guarantees and indemnifications discussed in Note 8 below. Included in the Company’s investment in LLCs at September 30, 2006 and December 31, 2005 are $1.2 million and $0.8 million, respectively, of capitalized interest and other costs. The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

Unconsolidated Limited Liability Company - Title Operations

During July 2006, the Company liquidated its investment in this unconsolidated title agency with no material impact to the Company.

In accordance with Accounting Principles Board Opinion No. 18 and SEC Staff Accounting Bulletin Topic 5.M, the Company evaluates its investment in unconsolidated LLCs for potential impairment. If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value. As of September 30, 2006, the Company has not recorded any impairment of its investment in unconsolidated LLCs.

NOTE 8. Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs to be incurred during the warranty period. The accrual amounts are based upon historical experience and geographic location. A summary of warranty activity for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2006	2005	2006	2005
Warranty accrual, beginning of period	$12,689	$12,580	$13,940	$13,767
Warranty expense on homes delivered during the period	2,191	2,636	6,558	6,607
Changes in estimates for pre-existing warranties	584	166	(341)	(351)
Settlements made during the period	(2,343)	(2,927)	(7,036)	(7,568)
Warranty accrual, end of period	$13,121	$12,455	$13,121	$12,455

Guarantees and Indemnities

In the ordinary course of business, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $160.6 million and $67.2 million were covered under the above guarantee as of September 30, 2006 and December 31, 2005, respectively. A portion of the revenue paid to M/I Financial for providing the guarantee on the above loans was deferred at September 30, 2006, and will be recognized in income as M/I Financial is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2006 or 2005, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $2.4 million and $2.6 million as of September 30, 2006 and December 31, 2005, respectively, relating to the above agreements. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $2.1 million and $2.8 million at September 30, 2006 and December 31, 2005, respectively, and would be offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the Company’s purchase of that land. In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty, and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs. Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the completion guarantees was approximately $11.9 million and $26.7 million as of September 30, 2006 and December 31, 2005, respectively. The risk associated with these guarantees is offset by the value of the underlying assets. Under the loan maintenance guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold. As of September 30, 2006, the total maximum amount of future payments the Company could be required to make under the loan maintenance guaranty was approximately $10.0 million. Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, completion guarantees and loan maintenance guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.6 million and $2.8 million at September 30, 2006 and December 31, 2005, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million. The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 9. Commitments and Contingencies

At September 30, 2006, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 2,533 homes with an aggregate sales price of approximately $923.0 million. Based on our current housing gross margin of 22.5% plus variable selling costs of 4.0% of revenue less payments to date on homes in backlog of $387.4 million, we estimate future payments totaling approximately $365.2 million to be made during the next twelve months relating to those homes. At September 30, 2006, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $161.4 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At September 30, 2006, the Company had outstanding approximately $172.4 million of completion bonds and standby letters of credit that expire at various times through September 2011. Included in this total are: (1) $134.7 million of performance bonds and $22.3 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.4 million share of our LLCs’ letters of credit); (2) $10.9 million of financial letters of credit, of which $5.6 million represent deposits on land and lot purchase agreements; and (3) $4.5 million of financial bonds.

At September 30, 2006, the Company had outstanding $2.1 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties. No interest or principal is due unless and until the time of default. In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At September 30, 2006, the Company had $0.2 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

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

NOTE 10. Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes. The statutes allow CDDs to be created to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community (“Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. Following are details relating to the CDD bond obligations issued and outstanding as of September 30, 2006:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
5/1/2004	5/1/2035	6.00%	$ 9,665
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/1/2006	5/1/2037	5.35%	22,685
Total CDD bond obligations issued and outstanding as of September 30, 2006			$47,165

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability, net of cash held by the district available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded a $19.4 million liability related to these CDD bond obligations as of September 30, 2006, along with the related inventory infrastructure.

In addition, at September 30, 2006, the Company had outstanding a $1.2 million CDD bond obligation in connection with the purchase of land. This obligation bears interest at a rate of 5.5% and matures November 1, 2010. As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

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

As of September 30, 2006, the Company had recorded $3.5 million within Inventory on the Unaudited Condensed Consolidated Balance Sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

As of September 30, 2006, the Company also had recorded within Inventory on the Unaudited Condensed Consolidated Balance Sheet, $1.5 million of land for which the Company does not have title because the land was sold to a third party with an option to repurchase developed lots. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has continuing involvement in the land as a result of the the repurchase option, and therefore is not permitted to recognize the sale of the land. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 12. Notes Payable Banks

On October 6, 2006, the Company amended and restated its existing credit agreement (“Amended and Restated Credit Facility”) resulting in a maximum borrowing amount of $650.0 million. The Amended and Restated Credit Facility also provides for the ability to increase the loan capacity from $650.0 million to up to $1.0 billion upon request by the Company and approval by the lender(s).  There are nineteen banks party to the agreement.  The Amended and Restated Credit Facility matures in October 2010.  As of September 30, 2006, there were borrowings totaling $491.0 million and letters of credit totaling $31.7 outstanding under the Company’s then existing $750 million credit agreement.   As of September 30, 2006, after reflecting the terms of the Amended and Restated Credit Facility, borrowing availability was $127.3 million.  The Company is required under the Amended and Restated Credit Facility to maintain a certain amount of tangible net worth, and as of September 30, 2006, had approximately $129.1 million available in excess of the required tangible net worth amount that could be used for payment of dividends.  As of September 30, 2006, the Company was in compliance with all covenants of the Amended and Restated Credit Facility.

At September 30, 2006, there was $11.7 million outstanding under the existing $40 million M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”) with $22.8 million of availability under the borrowing base calculation. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios. As of September 30, 2006, the Company was in compliance with all restrictive covenants of the MIF Credit Facility.

NOTE 13. Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

Basic weighted average shares outstanding	13,892	14,325	13,991	14,291
Effect of diluted securities:
Stock option awards	61	134	73	131
Deferred compensation awards	125	118	123	118
Diluted average shares outstanding	14,078	14,577	14,187	14,540

Net income	$15,185	$25,079	$49,844	$59,470

Earnings per share
Basic	$ 1.09	$ 1.75	$ 3.56	$ 4.16
Diluted	$ 1.08	$ 1.72	$ 3.51	$ 4.09

Anti-dilutive options not included in the calculation
of diluted earnings per share	672	-	726	234

NOTE 14. Purchase of Treasury Shares

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date, and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the nine month period ended September 30, 2006, the Company repurchased 463,500 shares. As of September 30, 2006, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board approval.

NOTE 15. Dividends

On October 19, 2006, the Company paid to shareholders of record of its common shares on October 2, 2006, a cash dividend of $0.025 per share. Total dividends paid in 2006 through October 19 were approximately $1.4 million.

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

A summary of the Company’s operating and reporting segments for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2006	2005	2006	2005

Revenue:
Homebuilding	$302,549	$327,602	$861,627	$825,381
Financial services	5,124	6,869	19,250	20,293
Eliminations	(1,485)	(1,993)	(3,840)	(5,798)
Total revenue	$306,188	$332,478	$877,037	$839,876

Income before income taxes:
Homebuilding	$ 20,483	$ 34,219	$ 68,064	$ 81,915
Financial services	2,397	4,193	10,717	12,875
Total income before income taxes	$ 22,880	$ 38,412	$ 78,781	$ 94,790

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company”) is one of the nation’s leading builders of single-family homes, having delivered nearly 67,000 homes since our inception in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes, Showcase Homes and Shamrock Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. In 2005, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with

Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), or when the loan has been sold to a third party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, those financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing. Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized indirect costs and estimated warranty costs. All other costs are expensed as incurred.

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

We assess inventories for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  For existing communities and raw land or land under development that management intends to use in homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset based on the sale of a home. If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For land that meets the criteria of held for sale, the Company records the land held for sale at the lower of its carrying value or fair value less costs to sell.  In accordance with SFAS 144, land held for sale criteria are as follows: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In performing the impairment evaluations, management uses estimates of the future projected sales price and sales pace of each existing or planned community, along with the estimated land development and home construction costs of the community.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the land or community is not impaired in the current period, but due to the passage of time or use of different assumptions, impairment could exist.

Consolidated Inventory Not Owned. We enter into land option agreements in the ordinary course of business in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity. Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, expected timing of our purchase of the land and assumptions about projected cash flows. We consider our accounting policies with respect to determining whether we are the primary beneficiary to be critical accounting policies due to the judgment required.

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

In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Investments In Common Stock” and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments In Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies for potential impairment on a continuous basis.  If the fair value of the investment is less than the investment carrying value, and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distributions or sale of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution or sale to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing the assumptions, it is possible that the Company may determine the investment is not impaired in the current period, but due to passage of time or use of different assumptions, impairment could exist.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties, and estimates its actual liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guarantees of the completion of land development, a loan maintenance and limited payment guaranty, and minimum net worth guarantees of certain subsidiaries. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Warranty. Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs. Accruals for warranties under our two-year limited warranty program and our 20-year (for homes closed prior to 1998) and 30-year (for homes closed during or after 1998) structural warranty program are established as a percentage of average sales price and on a per unit basis, respectively, and are based upon historical experience by geographic area and recent trends. Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures included in the above not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates prepared by an independent third party, which considers both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2006, with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $4.4 million and $4.9 million, respectively, for all self-insured and general liability claims during the nine months ended September 30, 2006 and 2005. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Derivative Financial Instruments. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy. These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives and, in accordance with SFAS 133 and related Derivatives Implementation Group conclusions, are accounted for at fair value with gains or losses recorded in current earnings. Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments. In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings. Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified, and in accordance with the matched terms method under SFAS 133, hedge accounting treatment is applied in recording these instruments at fair value, resulting in an offsetting asset and liability on the Company’s Unaudited Condensed Consolidated Balance Sheet. The net gain or loss relating to the M/I Financial derivative financial instruments referred to above is included in financial services revenue.

Income Taxes. Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions. The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the quarter. The Company records tax expense or benefit that does not relate to ordinary income in the current fiscal year discretely in the period in which it occurs pursuant to the requirements of APB Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.” Examples of such types of discrete items include, but are not limited to, changes in estimates of the outcome of tax matters related to prior years, provision-to-return adjustments, and the settlement of tax audits.

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

Highlights and Trends for the Three and Nine Months Ended September 30, 2006

●
For the quarter ended September 30, 2006, homes delivered decreased 11% compared to the third quarter of 2005, while the average sales price of homes delivered increased 2%, from $307,000 to $313,000. As a result of the decrease in the number of homes delivered, total revenue decreased 8%, from $332.5 million in the third quarter of 2005 to $306.2 million in the third quarter of 2006. Included in the total revenue decrease above was an increase in revenue from the sale of land to third parties, which increased 55% from $8.9 million in the third quarter of 2005 to $13.8 million in the third quarter of 2006. For the quarter ended September 30, 2006, financial services revenue declined 25% compared to the same period in 2005 due to 10% fewer loan originations as a result of the decrease in homes delivered. For the nine months ended September 30, 2006, homes delivered increased 3% compared to the same period in 2005. The average sales price of homes delivered for the nine months ended September 30, 2006 also increased 4%, from $295,000 to $306,000. As a result of the increases in the number of homes delivered and average sales price, total revenue for the nine months ended September 30, 2006 increased $37.2 million (4%) compared to 2005. For the first nine months of 2006, revenue from the sale of land to third parties decreased $8.8 million (32%), and the impact of deferred revenue from the home closings with low-down payment loans that were not yet sold to a third party resulted in a $6.9 million reduction in revenue compared to the first nine months of 2005.

●
For the three months ended September 30, 2006, income before income taxes decreased $15.5 million (40%) compared to 2005. Total revenue decreased 8%, as discussed above, and the total gross margin percentage decreased from 25.5% for the third quarter of 2005 to 23.9% in the third quarter of 2006 as a result of weakening conditions, and a $1.9 million impairment charge relating to land held for sale. General and administrative expenses increased $4.0 million compared to 2005 due primarily to $2.3 million of charges related to abandoned land transactions and severance, $1.4 million increase in land costs due to our increased investment in raw land, $1.1 million increase in professional and consulting fees and expenses of $1.1 million for equity-based awards under SFAS 123(R). These increases were partially offset by a $2.2 million decrease in management incentive compensation, resulting from the decline in overall financial results. Selling expenses increased $0.2 million due to higher advertising costs and expenses associated with the Company’s community count growth, partially offset by a reduction in variable selling expenses due to fewer closings.

●
For the nine months ended September 30, 2006, income before income taxes decreased $16.0 million (17%) compared to 2005. Total revenue increased 4%, as discussed above, and the total gross margin percentage increased from 25.4% for the first nine months of 2005 to 26.2% for the first nine months of 2006 as a result of the change in the mix of homes delivered.  Profit relating  to third party land sales decreased $1.8 million compared to 2005.  General and administrative expenses increased $21.3 million compared to 2005 due primarily to: (1) $10.1 million of charges related to the resignation of the Company’s Chief Operating Officer, deposit write-offs and other charges with respect to abandoned land transactions, severance and other related expenses associated with workforce reduction primarily in the Company’s Midwest markets; (2) our increased investment in land resulting in $3.6 million higher expenses; (3) an increase of $1.8 million for amortization of intangibles and administrative costs related to our acquisition of Shamrock Homes in July 2005; (4) an increase of $1.8 million for professional and consulting fees; and (5) expense of $2.4 million for equity based awards under SFAS 123(R). Selling expenses also increased $9.1 million (16%) compared to 2005’s first nine months, primarily due to: (1) $3.6 million higher advertising and marketing costs relating to our community count growth and promotions to stimulate sales in certain markets; (2) a $2.6 million increase in spending on models and sales offices due to our higher community count; (3) an increase of $1.4 million related to training and investments made in our design centers; (4) a $0.4 million increase due to the mix of closings with higher realtor co-op participation: and (5) $0.9 million relating to the inclusion in 2006 of Shamrock Homes’ selling expenses.

●
New contracts decreased 51% and 28% for the three and nine months ended September 30, 2006 compared to the same periods in 2005. Real estate market conditions have softened in all of our regions, and we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. Competitive pressures have also increased as a result of significant competitor discounting. Currently our sales strategy is to offer selective discounting, with our objective being to achieve our desired sales pace and reduce cancellations over the short-term, rather than follow the significant discounting approach being used by some other homebuilders. This availability of housing, combined with higher interest rates, has resulted in an increase in our cancellation rate, which was 41.7% for the third quarter of 2006 compared to 21.7% in 2005’s third quarter, and was 30.9% for the first nine months of 2006 compared to 20.8% for the first nine months of 2005.

●
For the first nine months of 2006, our mortgage capture rate was 80%, compared to 84% in 2005’s first nine months. We expect to experience continued competitive pressure on our mortgage company’s capture rate, as a result of lower refinance volume for outside lenders and increased competition. This could negatively affect earnings.

●
We continue to focus on our land investment. In certain situations, we have chosen not to proceed with the purchase of land and continue to evaluate certain parcels of land for possible sale to third parties. As of September 30, 2006, we have $56.3 million of land classified as held for sale. Given the softening demand in certain of our markets, we have reduced our 2006 planned land purchases from our original estimate of $260 million, and currently project to purchase approximately $165 million of land in 2006. For the nine months ended September 30, 2006, we purchased approximately $156.4 million of land, including $4.1 million for land purchased by an unconsolidated limited liability company in which we hold an interest.

●
As discussed above, we are experiencing changes in local and national economic conditions that have required us to re-evaluate our investment in land and homebuilding inventories for potential impairment in accordance with SFAS 144. For land that we intend to use in homebuilding activities, we evaluate recoverability of inventories by comparing the carrying amount to future undiscounted net cash flows expected to be generated by the inventories based on the sale of a home. If these inventories are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the inventories exceeds their fair value. For land that we intend to sell to a third party, we record the land at the lower of carrying value or fair value less costs to sell. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. During the quarter ended September 30, 2006, we recorded $1.9 million of impairment relating to land held for sale.

●
We are experiencing a slightly lower effective tax rate for 2006, primarily as a result of the manufacturing deduction established by the 2004 American Jobs Creation Act and a shift in operations to lower tax rate states. The decrease is also due to a change in the state of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, which is classified as general and administrative expense.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2006	2005	2006	2005

Revenue:
Homebuilding	$302,549	$327,602	$861,627	$825,381
Financial services	5,124	6,869	19,250	20,293
Intersegment and other	(1,485)	(1,993)	(3,840)	(5,798)

Total revenue	$306,188	$332,478	$877,037	$839,876

Income before income taxes:
Homebuilding	$ 20,483	$ 34,219	$ 68,064	$ 81,915
Financial services	2,397	4,193	10,717	12,875

Total income before income taxes	$ 22,880	$ 38,412	$ 78,781	$ 94,790

Other company financial information:

Interest expense	$ 3,578	$ 3,903	$ 10,930	$ 8,673

Effective tax rate	33.6%	34.7%	36.7%	37.3%

Total gross margin %	23.9%	25.5%	26.2%	25.4%

Total operating margin %	8.6%	12.7%	10.2%	12.3%

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

Homebuilding Operations

Housing revenue represents revenue generated from the delivery of homes to homebuyers, land revenue consists of the sale of land and lots to external parties and other revenue consists of revenue related to the timing of homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenue:
Housing	$290,100	$320,642	$839,959	$788,043
Land	13,821	8,894	18,243	26,998
Other	(1,372)	(1,934)	3,425	10,340
Total revenue	$302,549	$327,602	$861,627	$825,381
Revenue:
Housing	95.9%	97.9%	97.5%	95.5%
Land	4.6	2.7	2.1	3.3
Other	(0.5)	(0.6)	0.4	1.2
Total revenue	100	100.0	100	100.0
Land and housing costs	77.5	76.2	75.6	76.6
Gross margin	22.5	23.8	24.4	23.4
General and administrative expenses	7.4	5.6	7.7	5.6
Selling expenses	7.1	6.5	7.6	6.9
Operating income	8.0	11.7	9.1	10.9
Interest	1.2	1.2	1.2	1.0
Income before income taxes	6.8%	10.5%	7.9%	9.9%
Ohio and Indiana Region
Unit data:
New contracts	258	478	1,260	1,669
Homes delivered	466	631	1,299	1,569
Backlog at end of period	901	1,410	901	1,410
Average sales price of homes in backlog	$ 284	$ 284	$ 284	$ 284
Aggregate sales value of homes in backlog	$255,000	$401,000	$255,000	$401,000
Number of active communities	89	85	89	85
Florida Region
Unit data:
New contracts	138	481	690	1,200
Homes delivered	292	260	1,035	709
Backlog at end of period	1,195	1,683	1,195	1,683
Average sales price of homes in backlog	$ 407	$ 318	$ 407	$ 318
Aggregate sales value of homes in backlog	$487,000	$536,000	$487,000	$536,000
Number of active communities	47	30	47	30
North Carolina and Washington, D.C. Region
Unit data:
New contracts	175	204	522	544
Homes delivered	169	156	412	397
Backlog at end of period	437	429	437	429
Average sales price of homes in backlog	$ 414	$ 472	$ 414	$ 472
Aggregate sales value of homes in backlog	$181,000	$202,000	$181,000	$202,000
Number of active communities	34	25	34	25
Total
Unit data:
New contracts	571	1,163	2,472	3,413
Homes delivered	927	1,047	2,746	2,675
Backlog at end of period	2,533	3,522	2,533	3,522
Average sales price of homes in backlog	$ 364	$ 323	$ 364	$ 323
Aggregate sales value of homes in backlog	$923,000	$1,139,000	$923,000	$1,139,000
Number of active communities	170	140	170	140

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified. Currently we believe the majority of our cancellations are the result of buyer’s changing their minds due to the over-supply of inventory in the market, more aggressive discounting by competitors and general uncertainty in economic conditions. Some of our cancellations continue to be the result of customers who cannot qualify for financing; these cancellations usually occur prior to the start of construction and primarily relate to our entry-level product. The cancellation rate for the quarters ended September 30, 2006 and September 30, 2005 was 41.7% and 21.7%, respectively, with the increase being driven by the over-supply of inventory and competitor discounting discussed above. Unsold speculative homes, which are in various stages of construction, totaled 663 and 365 at September 30, 2006 and 2005, respectively. In the Midwest, the increase was primarily for competitive purposes, to provide potential homebuyers with more flexibility. In our other markets, the increase was the result of an increase in our number of communities, the desire to build and showcase new product lines and increased cancellations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Revenue for the homebuilding segment was $302.5 million, a decrease of 8% and $25.1 million from 2005, driven by a 10% decrease ($30.5 million) in housing revenue. The decrease in housing revenue was due to a decrease in the number of homes delivered, down 11% from 1,047 to 927. The decrease in homes delivered was driven by our Midwest markets, where homes delivered were 26% lower than 2005. The average sales price of homes delivered increased 2% from $307,000 to $313,000 driven by increases in our Florida markets, with the average sales price of homes delivered decreasing in our Midwest, Charlotte and Washington D.C. markets. Partially offsetting the decrease in housing revenue was a $4.9 million increase in land revenue. The increase in land revenue was primarily due to $10.5 million of third party land sales in Tampa during the third quarter of 2006 compared to $2.3 million of land revenue in Tampa in 2005, which was partially offset by $3.8 million of third party land sales in the Columbus market in the third quarter of 2005 compared to no outside land sales in the Columbus market during the third quarter of 2006. Land revenue can vary significantly from period to period, given that management opportunistically determines the particular land or lots to be sold directly to third parties.

Home Sales and Backlog. New contracts in the third quarter of 2006 decreased 51% over the prior year, from 1,163 to 571, with decreases in all of the regions in which we operate. The largest decrease in new contracts was in our Florida region at 71%, followed by the Midwest at 46% and our North Carolina and Washington, D.C. region at 14%. We believe these decreases are attributable to the weakening real estate market conditions and an oversupply of new and existing house inventory. Real estate market conditions have softened in all of our regions, and we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. Competitive pressures have also increased as a result of significant competitor discounting. Currently our sales strategy is to offer selective discounting, with our objective being to maintain sales pace and reduce cancellations over the short-term, rather than follow the significant discounting approach being used by some other homebuilders. The number of new contracts recorded in future periods will be dependent on numerous factors, including future economic conditions, supply of housing, consumer confidence, interest rates available to potential homebuyers, the timing of our land acquisitions and development, and the number of our active communities. At September 30, 2006, our backlog consisted of 2,533 homes, with an approximate sales value of $923 million. This represents a 28% decrease in units and a 19% decrease in sales value from September 30, 2005, which is attributable to the decrease in new contracts for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The average sales price of homes in backlog increased by 13%. This increase in the average sales price of homes in backlog is attributable partially to the overall increase in sales prices of our new contracts due to customers selecting more options, along with the mix of homes in backlog at the end of the quarter including more homes than the prior year within our Washington, D.C. market, where our homes carry higher sales prices than in our other markets. We expect to have a community count of 175 at December 31, 2006 compared to 170 at September 30, 2006.

Gross Margin. The gross margin for the homebuilding segment was 22.5% for the third quarter of 2006 compared to 23.8% in 2005’s third quarter. Housing gross margin decreased from 23.8% to 23.0% and land gross margin decreased from 22.0% to 12.1%. The decrease in housing’s gross margin was the result of lower profit margins in certain of our markets due to sales strategies used to compete with slowing market conditions in all regions along with a $1.9 million impairment charge relating to land held for sale. Land gross margins can vary significantly depending on the sales price, the cost of the community, and the stage of development in which the sale takes place.

General and Administrative Expenses. General and administrative expenses increased from $18.5 million and 5.6% of revenue in the third quarter of 2005 to $22.3 million and 7.4% of revenue in the third quarter of 2006. The increase was primarily due to approximately $0.3 million of severance and other related expenses associated with workforce reduction primarily in the Company’s Midwest markets, and $2.0 million in deposit write-offs and other charges with respect to abandoned land transactions. In addition to these expenses, we had expenses of $1.1 million for equity based awards under SFAS 123(R). In addition to the above charges, land costs increased $1.4 million due to our increased investment in raw land and professional and consulting fees increased $1.1 million. Partially offsetting the above charges was a $2.2 million decrease in management incentive compensation.

Selling Expenses. Selling expenses increased from $21.4 million and 6.5% of revenue in the third quarter of 2005 to $21.6 million and 7.1% of revenue in the third quarter of 2006. Variable selling costs decreased $1.8 million resulting from fewer closings, which was offset by an increase of $1.2 million in advertising and $0.8 million of expenses associated with the Company’s community count growth.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Revenue for the homebuilding segment was $861.6 million for the nine months ended September 30, 2006, compared to $825.4 million in 2005, an increase of 4%. Housing revenue increased 7% compared to 2005, resulting from a 3% increase in homes delivered, from 2,675 to 2,746, and a 4% increase in average sales price of homes delivered, from $295,000 to $306,000, with the remaining impact due to the mix of homes delivered. Land revenue decreased from $27.0 million in 2005 to $18.2 million in 2006 primarily due to $0.9 million of third party land sales in Columbus for the first nine months of 2006 compared to $6.7 million in 2005 and $0.7 million of third party lot sales in Washington, D.C. in 2006 compared to $11.4 million in 2005, partially offset by an increase in third party lot sales in Tampa, from $6.7 million for the nine months ended September 30, 2005 to $12.7 million in the same period of 2006. In addition, the timing of homes delivered with low-down payment loans (buyers put less than 5% down) funded by the Company’s financial services operations, not yet sold to a third party, resulted in a $6.9 million decrease in revenue compared to 2005. In accordance with SFAS 66 and SFAS 140, recognition of such sales must be deferred until the related loan is sold to a third party. The impact for the change in this deferred revenue was $10.3 million during the first nine months of 2005 compared to only $3.4 million in the first nine months of 2006.

Home Sales. New contracts in the first nine months of 2006 were 2,472 compared to 3,413 in 2005, a decrease of 28%, resulting from the weakening real estate market conditions and an oversupply of new and existing house inventory.

Gross Margin. The gross margin for the homebuilding segment was 24.4% for the nine months ended September 30, 2006, up from a 23.4% gross margin for the same period in 2005. Housing gross margin increased from 23.6% to 24.7% and land gross margin decreased from 17.3% to 15.4%. The increase in housing’s gross margin was driven by more closings in our Florida markets (an increase of 46% from the prior year), which currently yield a higher profit margin, along with the impact of the geographical mix of homes delivered in our various markets, partially offset by an expected decrease in gross margins in the Midwest due to economic factors.

General and Administrative Expenses. General and administrative expenses increased from $46.1 million and 5.6% of revenue during the first nine months of 2005 to $66.4 million and 7.7% of revenue for 2006’s first nine months of the year. The $20.2 million increase is due in part to charges of $6.8 million related to separation costs and $3.3 million related to the write-off of deposits and pre-acquisition costs. Other factors include our increased investment in land that resulted in $3.6 million higher expenses, and an increase of $1.8 million for amortization of intangibles and administrative costs related to our acquisition of Shamrock Homes in July 2005. Other significant items making up the large variance are an increase of $1.8 million for professional and consulting fees, and expense of $2.4 million for equity based awards under SFAS 123(R).

Selling Expenses. Selling expenses increased from $56.4 million and 6.9% of revenue during the first nine months of 2005 to $65.5 million and 7.6% of revenue for 2006’s comparable period. The $9.1 million increase is driven by an increase of $3.6 million in advertising and marketing costs relating to our community count growth and promotions to stimulate sales in certain markets, and a $2.6 million increase in spending on models and sales offices due to our higher community count. There was an increase of $1.4 million related to training and investments made in our design centers. Also contributing to the increase in selling expenses was a $0.4 million increase due to the mix of closings with higher realtor co-op participation and an increase of $0.9 million relating to the inclusion in 2006 of Shamrock Homes’ selling expenses.

Financial Services Operations

The following table sets forth certain information related to the financial services operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2006	2005	2006	2005
Number of loans originated	625	692	1,821	1,857
Value of loans originated	$148,130	$156,832	$427,705	$418,201
Revenue	$ 5,124	$ 6,869	$ 19,250	$ 20,293
General, administrative and interest expenses	2,727	2,676	8,533	7,418
Income before income taxes	$ 2,397	$ 4,193	$ 10,717	$ 12,875

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Mortgage and title operations revenue decreased 25%, from $6.9 million in 2005’s third quarter to $5.1 million in the third quarter of 2006. This decrease was primarily driven by a 10% decrease in the number of loans originated, a change in product mix and lower revenue on the sale of loans and servicing release premiums due to current competitive market conditions, offset slightly by a 4% increase in the average loan amount, which was $237,000 in the third quarter of 2006 compared to $227,000 in 2005’s third quarter. At September 30, 2006, M/I Financial had mortgage operations in all of our markets. Approximately 80% of our homes delivered during the third quarter of 2006 that were financed were through M/I Financial, compared to 84% in the third quarter of 2005. As a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, during 2006 we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

General, Administrative and Interest Expenses. General and administrative expenses for the quarter ended September 30, 2006 were $2.7 million, a 5% increase over the 2005 amount of $2.6 million. The $0.1 million increase was primarily due to the expense associated with stock options, as required under SFAS 123(R), which did not exist in 2005’s third quarter. Interest expense decreased $0.1 million for the quarter ended September 30, 2006 compared to the same period in 2005, primarily due to a decrease in the weighted average borrowings resulting from the reduction in loan originations.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Mortgage and title operations revenue decreased $1.0 million (5%) for the first nine months of 2006 compared to the 2005. This decrease was primarily due to the 2% decrease in the number of loans originated.

General, Administrative and Interest Expenses. General and administrative expenses for the nine months ended September 30, 2006 were $8.2 million, a 14% increase over the 2005 amount of $7.2 million. The $1.0 million increase was primarily due to $0.4 million higher total payroll and incentive-related costs due to associates added for our new M/I Financial branch that opened in the Washington, D.C. market that did not exist in the first nine months of 2005, along with the $0.2 million expense associated with stock options, as required under SFAS 123(R), which did not exist in 2005’s first nine months of the year. There was also an increase of $0.2 million in depreciation expense for the nine months ended September 30, 2006 relating primarily to M/I Financial’s new computer system. Interest expense also increased $0.1 million for the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to an increase in the weighted average borrowings during the first half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, our $152.3 million investment in land (excluding $4.1 million of land purchased by our unconsolidated limited liability companies (“LLCs”) reported as investing activities) and $200.0 million increase in homes under construction (including a $57.0 million increase in speculative homes), along with the $26.4 million decrease in accrued compensation and other liabilities (primarily due to payment of annual incentive compensation and income taxes), contributed to our $182.0 million operating cash outflow. Partially offsetting this cash outflow was $31.5 million provided by a decrease in mortgage loans held for sale, $9.0 million provided by a decrease in cash held in escrow due to timing of cash received for homes closed at period end, and $48.7 million provided by an increase in accounts payable. For the nine months ended September 30, 2006, we used $17.1 million of cash through our investing activities, primarily for investment in unconsolidated LLCs. Some of these unconsolidated LLCs also obtained outside financing that is not reflected in our borrowings - refer to Note 7 of our Unaudited Condensed Consolidated Financial Statements for additional discussion of borrowings by unconsolidated LLCs. For the nine months ended September 30, 2006, our financing activities provided $176.8 million of cash, including $196.7 million of borrowings (net of repayments) under our then-existing revolving credit agreement, of which $17.9 million was used to repurchase 463,500 of the Company’s common shares.

Our financing needs depend on sales volume, asset turnover, land acquisition, land development, and housing construction activities. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our future land and homebuilding activities. Given the current economic conditions, we have reduced our projected 2006 land purchases to $165 million from our original projection of $260 million. We expect these land acquisitions and the associated land development and home construction costs to be funded from ongoing operating activities and by our $650 million Amended and Restated Credit Facility entered into on October 6, 2006. Given the current economic conditions impacting the real estate market, we will continue to evaluate our land position. For the remainder of 2006, we are strategically purchasing land that we are projecting to meet very specific absorption and gross margin levels; these purchases are primarily outside the Midwest. We also continue to evaluate potential new limited liability company arrangements and business acquisitions on an opportunistic basis. We will continue to evaluate all of our alternatives to satisfy our financing needs.

Our principal source of funds for acquisition and development activities has been from internally generated cash and from bank borrowings, which are primarily unsecured. We believe that our available financing is adequate to support operations through 2008; however, we continue to evaluate various sources of funding to meet our needs. Please refer to our discussion of Forward-Looking Statements and Risk Factors below for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of September 30, 2006:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks - homebuilding (a)	10/6/2010	$491,000	$127,348
Note payable bank - financial services	4/26/2007	$ 11,700	$ 22,824
Senior notes	4/1/2012	$200,000	-
Universal shelf registration (b)	-	-	$150,000

(a) On October 6, 2006, the Credit Facility was amended and restated. The Amended and Restated Credit Facility provides for a total of $650 million of borrowing capacity with an additional $350 million of borrowing available through the accordion feature upon request by the Company and approval by the applicable lenders included in the Amended and Restated Credit Facility.
(b) This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding. At September 30, 2006, the Company’s homebuilding operations had borrowings totaling $491.0 million, financial letters of credit totaling $11.0 million and performance letters of credit totaling $20.7 million outstanding under the then existing $750 credit agreement.  On October 6, 2006, the Credit Facility was amended and restated (“Amended and Restated Credit Facility”) to extend the expiration to October 2010 and to modify the borrowing capacity to $650 million. The Amended and Restated Credit Facility also provides for the ability to increase the loan capacity from $650.0 million to up to $1.0 billion upon request by the Company and approval by the lender(s). Under the terms of the Amended and Restated Credit Facility, the $650 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Amended and Restated Credit Facility loan capacity less Amended and Restated Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Amended and Restated Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Amended and Restated Credit Facility, senior notes, financial letters of credit and the 10% commitment on the M/I Financial credit agreement).  As of September 30, 2006, after reflecting the terms of the Amended and Restated Credit Facility, borrowing availability was $127.3 million.  Borrowings under the Amended and Restated Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points.  The Company is required under the Amended and Restated Credit Facility to maintain a certain amount of tangible net worth, and as of September 30, 2006, we had approximately $129.1 million available in excess of the required tangible net worth amount that could be used for payment of dividends.  As of September 30, 2006, the Company was in compliance with all covenants of the Amended and Restated Credit Facility.

Note Payable Bank - Financial Services. At September 30, 2006, we had $11.7 million outstanding under the First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”). M/I Homes, Inc. and M/I

Financial are co-borrowers under the MIF Credit Facility. The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers, except for the period December 15, 2006 through January 15, 2007, when the maximum borrowing availability is increased to $65.0 million. The maximum borrowing availability is limited to 95% of eligible mortgage loans. In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans. The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%. The MIF Credit Facility expires April 26, 2007. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios. As of September 30, 2006, the borrowing base was $34.5 million with $22.8 million of availability. As of September 30, 2006, the Company was in compliance with all restrictive covenants of the M/I Financial loan agreement.

Senior Notes. At September 30, 2006, there were $200 million of 6.875% senior notes outstanding. The notes are due April 2012. As of September 30, 2006, the Company was in compliance with all restrictive covenants of the notes.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the SEC. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders under the registration statement. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of September 30, 2006.

Weighted Average Borrowings. For the three months ended September 30, 2006 and 2005, our weighted average borrowings outstanding were $669.2 million and $507.8 million, respectively, with a weighted average interest rate of 7.4% and 6.4%, respectively. For the nine months ended September 30, 2006 and 2005, our weighted average borrowings outstanding were $608.5 million and $397.3 million, respectively, with a weighted average interest rate of 7.2% and 5.9%, respectively. The increase in borrowings for both the three and nine month periods was the result of our higher investment in land, land development, speculative homes inventory and backlog of homes under construction. The increase in the weighted average interest rate was due to the addition of our 6.875% fixed rate senior notes ($150 million added at the end of March 2005 and an additional $50 million added in June 2005), and the overall market increase in interest rates, which has impacted our variable rate borrowings. Offsetting the above increases were increases of $4.2 million and $12.4 million, respectively, in the amount of interest capitalized during the three and nine months ended September 30, 2006 compared to the same periods in 2005.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting. The Company believes its maximum exposure related to any of these entities as of September 30, 2006 to be the amount invested of $49.7 million plus our $2.4 million share of letters of credit totaling $4.3 million, that serve as completion bonds for the development work in progress, and our obligations under guarantees and indemnifications provided in connection with these entities as further discussed in Note 8 of our Unaudited Condensed Consolidated Financial Statements. During 2006, we may enter into additional LLCs in order to increase our homebuilding activities while sharing the risk with our partner in each respective entity.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of September 30, 2006 related to these agreements to be the amount of the Company’s outstanding deposits, which totaled $12.1 million, including cash deposits of $4.4 million, letters of credit of $5.6 million and corporate promissory notes of $2.1 million. Further details relating to our land option agreements are included in Note 11 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. As of September 30, 2006, the Company has outstanding approximately $172.4 million of completion bonds and standby letters of credit, including those related to LLCs and land option agreements discussed above.

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

General Real Estate, Economic and Other Conditions Could Adversely Affect Our Business. The homebuilding industry is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels, changing demographics, availability of financing, consumer confidence and housing demand. In addition, homebuilders are subject to risks related to competitive overbuilding, availability and cost of developing lots, availability of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in governmental regulations and increases in real estate taxes and other local government fees. During the past two years, we have experienced certain delays caused by weather conditions and delays in regulatory processes in certain markets, which may continue to have an impact on the number of new contracts and homes delivered during 2006. In addition, all of our regions are currently being impacted by a general decline in real estate market conditions, and as a result we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives. These economic conditions being experienced throughout the industry will likely continue to impact housing demand for the remainder of 2006 and potentially into 2008. As a result of these conditions, we currently believe there will be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. In addition, we have experienced and may continue to experience cancellation rates that are significantly higher than our historical average of approximately 21% during the three calendar years prior to 2006. The reductions we are experiencing in new contracts, coupled with a higher cancellation rate, may significantly impact our 2007 operating results.

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

The Occurrence of Natural Disasters Could Adversely Affect Our Business. Several of our markets, specifically our operations in Florida, North Carolina and Washington, D.C., are situated in geographical areas that are regularly impacted by severe storms, hurricanes and flooding. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could adversely impact our results of operations. In addition, our operations in the Midwest can be impacted by severe storms, including tornados. In October 2006 a community in our Columbus market was impacted by a tornado, which may cause delays in the completion of homes.

Material and Labor Shortages Could Adversely Affect Our Business. The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business. During 2005, we experienced material and labor shortages in our Florida markets due to the homebuilding growth and the hurricane rebuilding efforts impacting those markets, which has slightly lengthened the home production process; however, these shortages have not had a material effect for the first nine months of 2006.

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

Our Business is Dependent on the Availability of Land and Lots that Meet Our Land Investment Criteria. The continued availability of undeveloped land and developed or partially developed lots that meet our land acquisition criteria depends on a number of factors outside our control, including general land availability, competition with other homebuilders and land buyers for desirable property, inflation in land prices, and regulatory requirements, such as zoning and allowable density. In the event we are unable to acquire suitable land or the cost of land substantially increases, the number of homes that we deliver or the margins on those homes may decline and adversely impact our results of operations.

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

Currently, many of our homebuilding competitors are offering significant discounts in the markets in which we operate, in an attempt to generate sales and reduce inventory. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market, and we believe that the resale market is becoming more of a competitive factor than in the past, particularly in markets that have had more investor buyers, such as Washington, D.C., Tampa and West Palm Beach. As a result of the general softening in the real estate market, the impact of competition has begun to have a more significant impact to our operations, and we currently believe there will be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. In addition, we have experienced and may continue to experience cancellation rates that are significantly higher than our historical average of approximately 21% during the three calendar years prior to 2006. The reductions we are experiencing in new contracts, coupled with a higher cancellation rate, may significantly impact our operating results for the remainder of 2006 and 2007. In addition to competition within our homebuilding operations, the mortgage financing industry has also become increasingly competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During the first nine months of 2006, M/I Financial experienced a slight decrease in its capture rate and profitability. As a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, during 2006 we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities, including the MIF Credit Facility, which permit borrowings up to $790 million as of September 30, 2006 (reduced to $690 million in October 2006), subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best efforts contracts was $33.2 million and $52.8 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, the fair value of the committed IRLCs resulted in an asset of $0.3 million and the related best efforts contracts resulted in a liability of $0.4 million. At December 31, 2005, the fair value of the committed IRLCs resulted in a liability of $0.6 million and the fair value of the related best efforts contracts resulted in an asset of $0.6 million. For both the three and nine months ended September 30, 2006, we recognized less than $0.1 million income and $0.1 million expense, respectively, relating to marking these committed IRLCs and the related best efforts contracts to market. For the three and nine months ended September 30, 2005, we recognized $0.1 million income and $0.1 million expense, respectively, relating to marking these committed IRLCs and the related best efforts contracts to market. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At September 30, 2006 and December 31, 2005, the notional amount of the uncommitted IRLC loans was $63.1 million and $32.1 million, respectively. The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in a $0.3 million asset and $0.3 million liability at September 30, 2006 and December 31, 2005, respectively. For the three and nine months ended September 30, 2006, we recognized $1.3 million and $0.5 million income, respectively, relating to marking these commitments to market. For both the three and nine months ended September 30, 2005, we recognized $0.8 million expense relating to marking these commitments to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At September 30, 2006, the notional amount under the FMBSs was $63.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a $0.2 million liability. At December 31, 2005, the notional amount under the FMBSs was $33.0 million, and the related fair value adjustment resulted in a liability of $0.2 million. For the three and nine months ended September 30, 2006, we recognized $0.5 million expense and less than $0.1 million income, respectively, relating to marking these FMBSs to market. For the three and nine months ended September 30, 2005, we recognized income of $0.4 million and $0.2 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best efforts contract or by FMBSs. The notional amount of the best efforts contracts and related mortgage loans held for sale was $9.0 million and $36.5 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, the fair value of the best efforts contracts and related mortgage loans held for sale resulted in a liability of less than $0.1 million and an asset of less than $0.1 million, respectively, under the matched terms method of SFAS 133, with no net impact to earnings for either the three or nine months ended September 30, 2006. The notional amount of both the FMBSs and the related mortgage loans held for sale was $27.0 million at September 30, 2006 and $31.0 million and $31.5 million, respectively, at December 31, 2005. In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of September 30, 2006, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.5 million, and expense of $0.7 million and $0.5 million, respectively, for the three and nine months ended September 30, 2006.

The following table provides the expected future cash flows and current fair values of our other assets and liabilities that are subject to market risk as interest rates fluctuate, as of September 30, 2006:

	Weighted
	Average
	Interest	Expected Cash Flows by Period							Fair
(Dollars in thousands)	Rate	2006	2007	2008	2009	2010	Thereafter	Total	Value
ASSETS:
Mortgage loans held for sale:
Fixed rate	6.19%	$31,670	$ -	$ -	$ -	$ -	$ -	$ 31,670	$ 30,443
Variable rate	5.55%	5,611	-	-	-	-	-	5,611	5,472

LIABILITIES:
Long-term debt:
Fixed rate	6.92%	$ 59	$ 240	$261	$283	$ 306	$205,853	$207,002	$179,961
Variable rate	6.84%	-	11,700	-	-	491,000	-	502,700	502,700

ITEM 4: CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision, and with the participation, of the Company's management, including the principal executive officer and the principal financial officer. Based on that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During 2005, the Company began the implementation of a new computer system that will be used by our homebuilding operations to help manage the sale and construction of homes and is being integrated with our existing accounting system. The implementation is expected to be phased into each of our homebuilding divisions over approximately a two-year period. During the third quarter of 2006, the new system was implemented in two of our homebuilding divisions (in addition to previously being implemented in six divisions during 2005 and the first half of 2006), resulting in changes in our internal control over financial reporting. The implementation of this new system for our homebuilding operations included deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure continuing integrity of data used in financial reporting. In addition, certain changes in responsibility for performing internal control procedures occurred during the third quarter as a result of the resignation of the Company’s Chief Operating Officer, other workforce reductions, primarily in our Midwest region, and changes in management in certain of our homebuilding operations. Management has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions which are routine and incidental to our business. Certain of the liabilities resulting from these actions are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s net income for the periods in which the matters are resolved.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of such Form 10-K, except for the following updates to such previously disclosed risk factors:

Economic Conditions. All of our regions are currently being impacted by a general decline in real estate market conditions, and as a result we are experiencing reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, similar to what other homebuilders are experiencing. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives. These economic conditions being experienced throughout the industry will likely continue to impact housing demand for the remainder of 2006 and potentially into 2008. As a result of these conditions, we currently believe there will be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. In addition, we have experienced and may continue to experience cancellation rates that are significantly higher than our historical average of approximately 21% during the three calendar years prior to 2006. The reductions we are experiencing in new contracts, coupled with a higher cancellation rate, may significantly impact our 2007 operating results.

The Occurrence of Natural Disasters Could Adversely Affect Our Business. Several of our markets, specifically our operations in Florida, North Carolina and Washington, D.C., are situated in geographical areas that are regularly impacted by severe storms, hurricanes and flooding. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could adversely impact our results of operations. In addition, our operations in the Midwest can be impacted by severe storms, including tornados. In October 2006 a community in our Columbus market was impacted by a tornado, which may cause delays in the completion of homes.

Competition.  Currently, many of our homebuilding competitors are offering significant discounts in the markets in which we operate, in an attempt to generate sales and reduce inventory. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market, and we believe that the resale market is becoming more of a competitive factor than in the past, particularly in markets that have had more investor buyers, such as Washington, D.C., Tampa and West Palm Beach. As a result of the general softening in the real estate market, the impact of competition has begun to have a more significant impact to our operations, and we currently believe there will be a reduction in the number of new contracts compared to 2005 in most of our markets, and that gross margins on new contracts may be negatively impacted in all of our regions. In addition, we have experienced and may continue to experience cancellation rates that are significantly higher than our historical average of approximately 21% during the three calendar years prior to 2006. The reductions we are experiencing in new contracts, coupled with a higher cancellation rate, may significantly impact our operating results for the remainder of 2006 and 2007. In addition to competition within our homebuilding operations, the mortgage financing industry has also become increasingly competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During the first nine months of 2006, M/I Financial experienced a slight decrease in its capture rate and profitability. As a result of lower refinance volume for outside lenders, resulting in increased competition for M/I’s homebuyer customer, during 2006 we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None

(b) Use of Proceeds - None

(c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date, and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the nine month period ended September 30, 2006, the Company repurchased 463,500 shares. There were no shares purchased during the three months ended September 30, 2006. As of September 30, 2006, the Company had approximately $6.7 million available to repurchase outstanding common shares from the November 2005 Board approval.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to July 31, 2006	-	$ -	-	$6,715,000
August 1 to August 31, 2006	-	-	-	$6,715,000
September 1 to September 30, 2006	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

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

M/I Homes, Inc.
(Registrant)

Date:	November 6, 2006	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	November 6, 2006	By:	/s/ Ann Marie W. Hunker
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

39