Form 10-K
period 2006-12-31
M I HOMES INC
filed 2007-03-06
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	____.	No	X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	____.	No	X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X .	No	.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	____.	Accelerated filer	X .	Non-accelerated filer	____.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	____.	No	X .

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common shares held by non-affiliates of the registrant (12,153,732 shares) was approximately $426,350,000. The number of common shares of the registrant outstanding on February 20, 2007 was 13,922,248.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Company

M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 68,000 homes since our inception. In 2005, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. On July 1, 2005, the Company acquired certain assets and assumed certain liabilities of Shamrock Homes, located in Tavares, Florida. We sell and construct single-family homes, townhomes, and recently began offering condominiums, to first-time, move-up, empty-nester and luxury buyers under the M/I Homes, Showcase Homes and Shamrock Homes trade names. In 2006, our average sales price of homes delivered was $313,000 compared to $298,000 in 2005. During the year ended December 31, 2006, we delivered 4,109 homes with record-setting total revenues of approximately $1.4 billion and net income of $38.9 million.

Our homes are sold in the following geographic markets - Columbus and Cincinnati, Ohio; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. We are the leading homebuilder in the Columbus, Ohio market, based on revenue, and have been the number one builder of single-family detached homes in this market for each of the last eighteen years. In addition, we are one of the top ten homebuilders in the Indianapolis, Cincinnati and Tampa markets, based on homes delivered. Our current operating strategy is focused on the following key initiatives:

•	Emphasizing our product, customer service and premier locations;

•	Improving affordability by constantly reviewing our sales prices, offering incentives and reducing costs of goods purchased from both vendors and subcontractors to maximize profits and cash flows;

•	Decreasing our selling, general and administrative expense infrastructure to reflect local market business conditions; and

•	Reducing our land and lot inventory investment from current levels by significantly curtailing our land purchases, phasing and/or delaying land development and pursuing the sale of certain owned land.

We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing superior customer service. Offering homes at a variety of price points allows us to attract a wide range of buyers, including many of our existing homeowners. We support our homebuilding operations by providing mortgage financing services through our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), and title and insurance brokerage services through subsidiaries that are either wholly- or majority-owned by the Company.

Our financial reporting segments consist of the following: Midwest homebuilding; Florida homebuilding; Mid-Atlantic homebuilding; and financial services. Our homebuilding operations comprise the most substantial part of our business, representing approximately 98% of consolidated revenue during each of the past three years. Our homebuilding operations generate over 96% of their revenue from the sale of completed homes, with the remaining amount generated from the sale of land and lots. Our financial services operations generate revenue from originating and selling mortgages, collecting fees for title insurance and closing services and collecting commissions as a broker of property and casualty insurance policies. Financial information, including revenue, operating income and identifiable assets for each of our reporting segments, is included in Note 19 of our Consolidated Financial Statements.

Our business strategy emphasizes the following:

Provide superior homeowner service. Our core operating philosophy is to provide superior service to our homeowners. We attempt to involve the homeowner in many phases of the building process in order to enhance communication, knowledge and involvement of the homeowner. Our selling process focuses on the homes’ features, benefits, quality and design, as opposed to merely price and square footage. In all of our markets except Washington, D.C., we utilize design centers to better promote the sale of options and enable buyers to make more informed choices. This enhances the selling process and increases the sale of optional features that typically carry higher margins. We believe all of this leads to a more satisfied homeowner.

Offer product diversity and innovative design. We devote significant resources to the research and design of our homes to meet the needs of our buyers. We offer a number of distinct product lines and more than 600 different floor plans, with some of those floor plans being built in multiple elevations. We also offer a high level of design and construction quality within each of our price ranges.

Focus on premier locations and highly desirable communities. For a number of years, our approach to location of communities has been a key strategic element of our business. We focus on locating and controlling land in the most desirable areas of our markets. We also focus on the overall design and appearance of our communities. Through our community planning and design process, we create well-planned communities with careful attention to a wide variety of aesthetic elements. We focus on the location and design of our communities because we believe these are important factors our homebuyers consider when making a decision to purchase a new home.

Focus on profitability. We focus on profitability while maintaining the high quality of our homes and customer service. We focus on house margins by carefully managing the selling process in order to emphasize the features, benefits, quality and design of our homes. In addition, profitability is enhanced by managing expenses and minimizing speculative building. We are focused on reducing our overhead costs by right-sizing our operations, along with continuing to reduce our construction costs by working with our vendors and subcontractors to continue to provide attractive features while minimizing raw material and construction costs. We also focus on profitability through our land strategies. Currently, a major initiative we are focused on in several of our markets is reducing our investment in land and lot inventory, based on our projected future sales absorption levels.

Maintain market position in existing markets. Many of our markets have experienced a slowdown in new homebuilding construction during the past year as a result of various economic factors; however, we believe several of our existing markets continue to demonstrate economic characteristics that support longer-term growth. As a result, our primary short-term operating strategy will focus on maintaining our market position in our existing markets. We believe we will be successful in doing this by continuing to focus on quality and customer service, along with improving community affordability by lowering sales prices and offering incentives.

Conduct decentralized operations with experienced management. Each of our markets has unique characteristics and is managed locally by dedicated, on-site personnel. In the fourth quarter of 2006, we completed our implementation of a regional management structure to more effectively manage the operating strategy within our Midwest, Florida and Mid-Atlantic homebuilding operations. Our region, area and division presidents possess intimate knowledge of their particular markets and are encouraged to be entrepreneurial to best meet the needs of that market. Our incentive compensation structure supports our overall Company goals by rewarding each region, area and division president primarily based on achieving income and asset targets along with homeowner satisfaction. While our homebuilding operations are decentralized, our allocation of capital is done by corporate management.

Sales and Marketing

Throughout our geographic markets, we market and sell our homes exclusively under the M/I Homes trade name, except in Columbus, where a limited number of our homes are also marketed under the Showcase Homes trade name, and in July 2005 acquired homebuilding operations in Tavares, Florida (included in our Orlando market), where our homes are also marketed under the Shamrock Homes trade name (the July 2005 acquired homebuilding operations). Company-employed sales personnel conduct home sales from on-site offices within our furnished model homes. Each sales consultant is trained and prepared to fully explain the features and benefits of our homes, determine which home best suits each buyer’s needs, explain the construction process and assist the buyer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. As of December 31, 2006, we employed 130 sales consultants and operated 161 model homes.

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

To further enhance the selling process, we operate design centers in each of our Midwest and Florida markets, and recently opened design centers in our Charlotte and Raleigh markets. These design centers are staffed with interior design specialists who assist buyers in selecting interior and exterior colors, standard options and upgrades. In our Washington, D.C. market, this selection process is handled directly by our sales consultants. We also add to the selling process by offering financing to our customers through our wholly-owned subsidiary, M/I Financial, which has branches in all of our markets. M/I Financial originates loans for purchasers of our homes. The loans are then sold, along with the servicing rights, to outside mortgage lenders. Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities. In addition, in 2006, the financial services segment began collecting commissions as a broker of property and casualty insurance policies through a majority-owned subsidiary, M/I Insurance Agency, LLC.

We generally do not commence construction of a home until we obtain a sales contract and preliminary oral advice from the buyer’s lender that financing should be approved. However, in certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. In addition, speculative, or “spec,” homes (i.e., homes started in the absence of an executed contract) may be built to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products.

Design and Construction

We devote significant resources to the research, design and development of our homes in order to fulfill the needs of homebuyers in all of our markets. We offer more than 600 different floor plans that are tailored to meet the requirements of buyers within each of our markets. We spent $3.7 million, $3.5 million and $2.5 million in the years ended December 31, 2006, 2005 and 2004, respectively, for research and development of our homes.

The construction of each home is supervised by a construction supervisor who reports to a production manager, both of whom are employees of the Company. Buyers are introduced to their construction supervisor prior to commencement of home construction at a pre-construction “buyer/builder conference.” The purpose of this conference is to review the home plans and all relevant construction details and to explain the construction process and schedule. We encourage our buyers to actively monitor and observe the construction of their home and see the quality being built into their home. All of this is part of our exclusive “confidence builder program” which, consistent with our business philosophy, is designed to “put the buyer first” and enhance the total home-buying experience.

Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority (“FHA”) and Veterans Administration (“VA”) requirements. To allow maximum design flexibility, we limit the use of pre-assembled building components. The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources. We utilize independent subcontractors for the installation of site improvements and the construction of our homes. Our on-site construction supervisors manage the development and construction process. Subcontractor work is performed pursuant to written agreements. The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built. We have not experienced any significant issues with availability of building materials or skilled labor during 2006. As of December 31, 2006, we had a total of 1,523 homes with $533.0 million aggregate sales value in backlog in various stages of completion, including homes that are under contract but for which construction has not yet begun. As of December 31, 2005, we had a total of 2,807 homes with $954.0 million aggregate sales value in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide a variety of warranties in connection with our homes and have a program to perform several inspections on each home that we sell. Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer. At the homeowner’s request, we will also provide a one-year drywall inspection. We offer a two-year limited warranty on materials and workmanship and a thirty-year limited warranty against major structural defects. To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 0.7%, 0.9% and 1.3% of total housing revenue for the years ended December 2006, 2005 and 2004, respectively. In 2007, we expect to modify our warranty program to provide coverage for construction defects and certain resultant damage caused by any construction defects. The warranty period will vary by state in accordance with the statute of limitations for construction defects for each state.

Markets

Our operations are organized into ten homebuilding divisions within four regions to maximize operating efficiencies and use of local management. Each of our divisions is managed by an area president with each region being managed by a region president. Our current homebuilding operating structure is as follows:

		Year
		Operations
Region	Division	Commenced
Midwest	Columbus, Ohio - M/I	1976
Midwest	Columbus, Ohio - Showcase	1988
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Florida South	Tampa, Florida	1981
Florida North	Orlando, Florida	1984
Florida South	West Palm Beach, Florida	1984
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington, D.C.	1991

Columbus is the capital of Ohio, with federal, state and local governments providing significant employment. Single-family permits were approximately 5,700 in 2006, a decline of 36% from 2005’s permits of approximately 8,900. The decline in permits is attributable to general economic conditions, including minimal job growth and increased competition from the resale market. Columbus is our home market, where we have had operations since 1976.

Cincinnati is characterized by a stable economic environment and a diverse employment base. Employers include The Procter & Gamble Company, The Kroger Co., the University of Cincinnati and General Electric Company. In addition, Cincinnati has a large presence in the financial services industry. Single-family permits were approximately 7,500 in 2006, a decline of 30% from 2005’s permits of nearly 10,800.

Indianapolis is a market noted for its diverse industry and relatively young population. Significant industries include health and pharmaceutical, distribution and services. Single-family permits were approximately 9,300 in 2006, a decline of 25% from 2005’s permits of nearly 12,400.

Tampa is a steady market, anchored by financial and other back-office operations, tourism and conventions. In-migration remains steady as a result of on-going business expansions and relocations. Due to an over-supply of inventory in the housing market, permit activity has decreased significantly during 2006. Single-family housing permits were approximately 18,300 in 2006 compared to approximately 27,400 in 2005, a decline of 33%.

Orlando’s housing market experienced some softening in 2006, but continues to offer longer-term growth potential. Predominant industries include tourism, high-tech and manufacturing. In 2006, single-family permits were approximately 23,500, a decline of 11% from 2005’s permits of approximately 26,500.

West Palm Beach is one of the more affluent markets in the United States. Predominant industries include construction, retail, tourism, healthcare and service sectors. Due to an over-supply of inventory in the market, permit activity decreased significantly during 2006. Single-family housing permits were approximately 4,700 in 2006 compared to approximately 9,700 in 2005, a decline of 52%.

Charlotte is home to numerous firms in the banking industry, as well as a growing presence of corporate headquarters and the addition of some new manufacturing operations. The demographics continue to support long-term growth, with strong in-migration and an educated workforce. In 2006, housing activity increased with nearly 20,300 single-family permits compared to approximately 19,300 in 2005.

The Raleigh market is stable, with state government, three major universities, and growth in the pharmaceutical and biotech industries contributing to its significant and stable employment base. Single-family housing permits declined slightly in 2006, from approximately 19,200 in 2005 to approximately 18,300 in 2006.

The Washington, D.C. metro economy continues to be solid; however, due to the current over-supply of available homes, housing activity has softened. Major contributors to employment come from the construction, technology and government sectors. Single-family housing permits were approximately 26,700 in 2006 compared to approximately 36,100 in 2005, a decline of 26%. Our operations are located throughout the Maryland and Virginia suburbs of Washington, D.C., as well as in Delaware.

Product Lines

On a regional basis, we offer homes ranging in base sales price from approximately $100,000 to over $1,000,000 and ranging in square footage from approximately 1,100 to 7,000 square feet. In addition to single-family detached homes, we also offer attached townhomes in most of our markets and recently began offering condominiums in our Orlando, Columbus, and Washington, D.C. markets. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we have been successful in this pursuit.

In each of our home lines, upgrades and options are available to the homebuyer for an additional charge. Major options include fireplaces, additional bathrooms and higher-quality flooring, cabinets and appliances. The options are typically more numerous and significant on our more expensive homes, and typically options carry a higher margin than our standard selections.

Land Acquisition and Development

Our land development activities and land holdings have been greatly diversified over the past three years as part of our operating strategy to reduce our dependence on our Midwest markets and become more diversified in our land holdings. During 2006, we spent approximately $164.0 million on land purchases, with more than 80% of these land purchases being made in markets outside the Midwest. During the past several years, we have developed approximately 90% of our land internally in order to maximize our ability to secure the best locations. On a limited basis, we have also purchased finished lots from outside developers under option agreements; however, we constantly evaluate our alternatives to satisfy the need for lots in the most cost effective manner. We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to six years. Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have, on a very select and limited basis, developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

To limit the risk involved in the development of land, we acquire land primarily through the use of contingent purchase agreements. These agreements require the approval of our corporate land committee and frequently condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria. Only after this thorough evaluation has been completed do we make a commitment to purchase undeveloped land. In certain limited situations, we have acquired un-zoned land, as approved by our corporate land committee.

We periodically enter into limited liability company (“LLC”) arrangements with other entities to develop land. At December 31, 2006, we had interests varying from 33% to 50% in each of 27 LLCs. Four of the LLCs are located in Tampa, Florida, one of the LLCs is located in Orlando, Florida and the remaining LLCs are located in Columbus, Ohio. As of December 31, 2006, three of the LLCs have obtained financing from a third party lender, and all of the remaining LLCs are equity financed by the Company and our partners in the LLCs.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2006, $115.9 million of completion bonds were outstanding for these purposes, as well as $20.9 million of letters of credit.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes. At December 31, 2006, we had 5,494 developed lots and 2,600 lots under development in inventory. We also owned raw land expected to be developed into approximately 8,471 lots.

In addition, at December 31, 2006, our interest in lots held by unconsolidated LLCs consisted of 14 unsold lots, 291 lots under development and raw land expected to be developed into 2,516 lots.

At December 31, 2006, we had purchase agreements to acquire 1,591 developed lots and raw land to be developed into approximately 1,455 lots for a total of 3,046 lots, with an aggregate current purchase price of approximately $150.0 million. Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits. We currently believe that our maximum exposure as of December 31, 2006 related to these agreements is equal to the amount of our outstanding deposits, which totaled $10.4 million, including cash deposits of $3.7 million, letters of credit of $4.6 million and corporate promissory notes of $2.1 million. Further details relating to our land option agreements are included in Note 11 of our Consolidated Financial Statements.

The following table sets forth our land position in lots (including lots held in unconsolidated LLCs) at December 31, 2006:

	Lots Owned
	Finished	Lots Under	Undeveloped	Total Lots	Lots Under
Region	Lots	Development	Lots	Owned	Contract	Total
Midwest	2,680	359	4,394	7,433	854	8,287
Florida	1,711	1,977	5,330	9,018	1,034	10,052
Mid-Atlantic	1,117	555	1,263	2,935	1,158	4,093
Total	5,508	2,891	10,987	19,386	3,046	22,432

Financial Services

We provide mortgage financing services to purchasers of our homes through our wholly-owned subsidiary, M/I Financial. M/I Financial provides financing services in all of our housing markets. During the year ended December 31, 2006, in the markets served, we captured 80% of the available business from purchasers of our homes, originating approximately $666.9 million of mortgage loans. The mortgage loans originated by M/I Financial are generally sold to a third party within two weeks of originating the loan.

M/I Financial has been approved by the Department of Housing and Urban Development (“HUD”) and the VA to originate mortgages that are insured and/or guaranteed by these entities. In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“FHLMC”) and by the Federal National Mortgage Association (“FNMA”) as a seller and servicer of mortgages.

We also provide title services to purchasers of our homes through our wholly-owned subsidiary, TransOhio Residential Title Agency, Ltd. and through our majority-owned subsidiaries, M/I Title Agency, Ltd. and Washington/Metro Residential Title Agency, LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of our homes in all of our housing markets except Raleigh and Charlotte. We assume no underwriting risk associated with the title policies. In addition, we have started to collect commissions as a broker of property and casualty insurance policies through M/I Insurance Agency, LLC, a majority-owned subsidiary. As a broker, the Company does not retain any risk associated with these insurance policies.

Corporate Operations

Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:

●	Establish strategy, goals and operating policies;
●	Monitor and manage the performance of our operations;
●	Allocate capital resources;
●	Provide financing and perform all cash management functions for the Company, as well as maintain our relationship with lenders;
●	Maintain centralized information and communication systems; and
●	Maintain centralized financial reporting and internal audit function.

Competition

The homebuilding industry is highly competitive. In each of our markets, we compete with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. In addition, there is competition with the existing home resale market. We believe that we have a very strong competitive position in the markets in which we operate because of our commitment to both quality and customer service; however, due to the current over-supply of housing inventory in many of the markets in which we operate, combined with significant discounting by certain homebuilding competitors, the housing markets in which we operate have become more competitive than in the past.

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

Additional requirements may be imposed on homebuilders and developers in the future, which could have a significant impact on us and the industry. Although we cannot predict the effect of any such additional requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, the continued effectiveness of current licenses, permits or development approvals is dependent upon many factors, some of which may be beyond our control.

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

Employees

At December 31, 2006, we employed 1,018 people (including part-time employees), of which 264 were employed in sales, 432 in construction and 322 in management, administrative and clerical positions. We consider our employee relations to be very good. No employees are represented by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet on the SEC’s website at www.sec.gov. Our periodic reports and other information filed with the SEC may be inspected without charge and copied at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You can also obtain copies of filed documents by mail from the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

Our principal internet address is mihomes.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K that are furnished or filed, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995):

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in this Risk Factors section. We undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995 and as required by the rules and regulations of the SEC, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

Discussion of our business and operations included in this Annual Report on Form 10-K should be read in conjunction with the risk factors set forth below. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect us.

Because of the cyclical nature of our industry, changes in general economic, real estate construction or other business conditions could adversely affect our business and/or our financial results.

The homebuilding industry is cyclical and is significantly affected by changes in national and local economic and other conditions. Many of these conditions are beyond our control. These conditions include employment levels and job growth, population growth, changing demographics, availability of financing for homebuyers, consumer confidence, housing demand and levels of new and existing homes for sale.

During 2006, the homebuilding industry experienced an industry-wide softening in demand. In many markets, home price appreciation over the past several years attracted real estate investors and speculators. As price appreciation slowed, many investors and speculators decided to reduce their investment in homes, and as a result many markets have experienced and are continuing to experience an over-supply of home inventory, both new homes and resale homes. In response to the higher inventory level of homes, many homebuilders increased the amount of sales incentives offered in an attempt to continue to sell homes. These conditions in the real estate market impacted all of our homebuilding regions during 2006. As a result, we experienced reduced traffic, weakening demand, higher cancellation rates and an over-supply of inventory, all of which contributed to a 35% reduction in new home contracts in 2006 compared to the previous year. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives, and in some situations we have lowered our base house prices to aid our sales efforts. These incentives and reductions in base sales prices could negatively impact our financial results. We cannot predict the duration or severity of the current market conditions, nor provide any assurances that the adjustments we have made to our operating strategy to address these conditions will be successful.

We face significant competition in our efforts to sell homes and provide mortgage financing.

The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources than we do. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. Currently, many of our homebuilding competitors are offering significant discounts in the markets in which we operate, in an attempt to generate sales and reduce inventory. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market, and we believe that the resale market is becoming more of a competitive factor than in the past, particularly in markets that have had more investor buyers, such as Washington, D.C., Tampa, Orlando and West Palm Beach. As a result of the general softening in the real estate market, the impact of competition has begun and may continue to have an unfavorable impact on our ability to sell new homes, which is evidenced by the 35% reduction in our 2006 new home contracts compared to the prior year.

In addition to competition within our homebuilding operations, the mortgage financing industry has also become increasingly competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During 2006, M/I Financial experienced a slight decrease in its capture rate and profitability. As a result of lower refinance volume for outside lenders, resulting in increased competition for our homebuyer customer, we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

Our land investment exposes us to significant risks, including potential impairment write-downs that could negatively impact our profits if the market value of our inventory declines.

We must anticipate demand for new homes several years prior to those homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and fluctuations in value can result in reduced profits. Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. As a result of softened market conditions in most of our markets, in 2006, we recorded a loss of $71.8 million for impairment of inventory and investments in unconsolidated LLCs and wrote-off $7.0 million relating to land deposits and pre-acquisition costs. It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments. Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory positions for potential impairment which may result in additional valuation adjustments which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

If we are not able to obtain suitable financing, our business may be negatively impacted.

The homebuilding industry is capital intensive because of the length of time from when land or lots are acquired to when the related homes are constructed on those lots and delivered to homebuyers. Our business and earnings depend on our ability to obtain financing to support our homebuilding operations and to provide the resources to carry inventory. We may be required to seek additional capital, whether from sales of equity or debt or additional bank borrowings, to support our business. The ability for us to secure the needed capital at terms that are acceptable to us may be impacted by factors beyond our control.

The terms of our indebtedness may restrict our ability to operate.

Our revolving credit facility and the indenture governing our senior notes impose restrictions on our operations and activities. The most significant restrictions place limitations on the amount of additional indebtedness that may be incurred, limitations on investments, including joint ventures and advances to officers and employees, limitations on the aggregate cost of certain types of inventory we can hold at any one time and limitations on asset dispositions or creation of liens. We are also required to maintain a certain level of net worth and maintain certain ratios, including a minimum interest coverage of two times earnings before interest, taxes, depreciation, amortization and non-cash charges, on a rolling four quarter basis. Based on our current information, we believe we will meet the interest coverage requirement through the third quarter; however, we may fall slightly below this requirement level in the fourth quarter of 2007. We monitor this and other covenant requirements closely and will pursue certain actions should this situation appear probable as we move through the year. We can provide no assurance that we will be successful in complying with all restrictions of our indebtedness.

Homebuilding is subject to warranty and liability in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for homes we sell, based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. We reserve for the costs to cover our self-insured retentions and deductible amounts under theses policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors' arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims many not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions. There can be no assurance that coverage will not be further restricted and may become even more costly.

The availability and affordability of residential mortgage financing could adversely affect our business.

Our business is significantly affected by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. If mortgage interest rates increase, or experience substantial volatility, our business could be adversely affected. In addition, tighter lending standards for mortgage products may have a negative impact on our business.

Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for homes in affected areas.

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

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies. Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business and increase costs. We have not experienced any significant issues with availability of building materials or skilled labor.

We are subject to extensive government regulations which could restrict our homebuilding or financial services business.

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

We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could impact our operations and result in additional expenses for identifying and training new personnel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the 2006 fiscal year, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 20, 2007, there were approximately 470 record holders of the Company’s common shares. At that time there were 17,626,123 shares issued and 13,922,248 shares outstanding. The table below presents the highest and lowest prices for the Company’s common shares during each of the quarters presented:

2006	HIGH	LOW
First quarter	$ 49.44	$ 35.00
Second quarter	49.05	29.95
Third quarter	37.72	30.12
Fourth quarter	39.11	33.16

2005
First quarter	$ 59.49	$ 48.10
Second quarter	54.76	43.12
Third quarter	61.45	51.91
Fourth quarter	54.86	39.93

The highest and lowest prices for the Company’s common shares from January 1, 2007 through February 20, 2007 were $38.25 and $33.35, respectively.

The Company typically declares dividends on a quarterly basis, as approved by the Board of Directors. Dividends paid totaled $1.4 million in each of the years ended December 31, 2006 and 2005. On both November 7, 2006 and February 13, 2007, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common shares on January 2, 2007 and April 2, 2007, respectively, payable on January 18, 2007 and April 19, 2007, respectively. The Company is required under its revolving credit agreement to maintain a certain amount of tangible net worth, and as of December 31, 2006, had approximately $117.8 million available for payment of dividends.

Performance Graph

The following graph illustrates the Company’s performance in the form of cumulative total return to shareholders for the last five calendar years through December 31, 2006, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Index and the Standard & Poor’s 500 Homebuilding Index.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
M/I Homes, Inc.	100.00	112.08	157.86	223.27	164.90	155.44
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03
S&P 500 Homebuilding Index	100.00	99.43	196.69	262.86	332.74	266.19

Share Repurchases

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the twelve month period ended December 31, 2006, the Company repurchased 463,500 shares. As of December 31, 2006, the Company had approximately $6.7 million available to repurchase outstanding common shares from the November 2005 Board approval.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
October 1 to October 31, 2006	-	-	-	$6,715,000
November 1 to November 30, 2006	-	-	-	$6,715,000
December 1 to December 31, 2006	-	-	-	$6,715,000
Total	-	-	-	$6,715,000

(a)
As of February 20, 2007, the Company had purchased a total of 473,300 shares at an average price of $38.63 per share pursuant to the existing Board-approved $25 million repurchase program that was publicly announced on November 10, 2005, and had approximately $6.7 million shares remaining available for repurchase under the $25 million repurchase program (which has no expiration date).

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 with respect to the common shares issuable under the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	865,408	$40.74	536,356
Equity compensation plans not approved by shareholders (2)	115,988	-	662,337
Total	981,396	$40.74	1,198,693

(1) Consists of the Company’s 1993 Stock Incentive Plan as Amended (854,400 outstanding stock options) and the Company's 2006 Director Equity Incentive Plan (11,008 outstanding stock units). The weighted average exercise price relates to the stock options granted under the 1993 Stock Incentive Plan as Amended. The stock units granted under the 2006 Director Equity Incentive Plan are “full value awards” that were issued at an average unit price of $32.31, and will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price. There are 188,992 common shares remaining available for future issuance under this plan. Of the remaining 188,992, 10,000 shares remain available for the issuance of Whole Shares under the Plan. Pursuant to the terms of the 1993 Stock Incentive Plan as Amended, the maximum number of common shares in respect of which awards may be granted under the plan in each calendar year is five percent of the total outstanding common shares as of the first day of each such calendar year. Refer to Note 2 of the Company’s Consolidated Financial Statements for further discussion of these plans.

(2) Consists of the Company's Director Deferred Compensation Plan and the Company's Executives' Deferred Compensation Plan.  The average unit price of the outstanding "phantom stock" units is $29.94.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into phantom stock units which will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.  Refer to Note 2 of the Company's Consolidated Financial Statements for further discussion of these plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. This table should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	2006	2005	2004	2003	2002

Income Statement (Year Ended December 31):

Revenue	$1,359,293	$1,347,646	$1,174,635	$1,068,493	$1,032,025

Gross margin (a)	$ 273,024	$ 340,123	$ 299,021	$ 266,961	$ 242,705

Net income (a)	$ 38,875	$ 100,785	$ 91,534	$ 81,730	$ 66,612

Earnings per common share:
Basic (a)	$ 2.78	$ 7.05	$ 6.49	$ 5.66	$ 4.41
Diluted (a)	$ 2.74	$ 6.93	$ 6.35	$ 5.51	$ 4.30

Weighted average common shares outstanding:
Basic	13,970	14,302	14,107	14,428	15,104
Diluted	14,168	14,539	14,407	14,825	15,505

Dividends per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Balance Sheet (December 31):

Inventory	$1,184,358	$1,076,132	$ 798,486	$ 591,626	$ 451,217

Total assets	$1,477,079	$1,329,678	$ 978,526	$ 746,872	$ 578,458

Notes and mortgage notes payable	$ 446,844	$ 313,165	$ 317,370	$ 129,614	$ 41,458

Senior notes	$ 198,656	$ 198,400	-	-	-

Subordinated notes	-	-	-	$ 50,000	$ 50,000

Shareholders’ equity	$ 617,052	$ 592,568	$ 487,611	$ 402,409	$ 339,729

(a)
2006 includes the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs, and the write-off of land deposits and pre-acquisition costs. These charges reduced gross margin by $71.8 million, net income by $49.6 million and earnings per diluted share by $3.50.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 68,000 homes since we commenced homebuilding in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes, Showcase Homes and Shamrock Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. In 2005, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”),

or when the loan has been sold to a third party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing. Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized interest, real estate taxes and indirect costs, and estimated warranty costs. All other costs are expensed as incurred. Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of Revenue in the Company’s Consolidated Statement of Income. Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

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

We assess inventories for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  For existing communities and raw land or land under development that management intends to use in homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset based on the sale of a home. If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For land that meets the criteria of held for sale, the Company records the land held for sale at the lower of its carrying value or fair value less costs to sell.  In accordance with SFAS 144, land held for sale criteria are as follows: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In performing the impairment evaluation, management uses estimates of the future projected sales price and sales pace of each existing or planned community, along with the estimated land development and home construction costs of the community and a risk-adjusted interest rate to discount future cash flows. We have used a discount rate ranging from 12-15% in our impairment analyses as of December 31, 2006. From a sensitivity standpoint, we have estimated that a hypothetical 1% increase in the risk-adjusted interest rate used to discount future cash flows would impact our impairment charge by approximately $2.0 million. We generally believe that we will see a gradual improvement in market conditions over the long term and these assumptions are incorporated into our projections as of December 31, 2006. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the land or community is not impaired in the current period, but due to the passage of time or use of different assumptions, impairment could exist.

Consolidated Inventory Not Owned. We enter into land option agreements in the ordinary course of business in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at pre-determined prices. If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity. Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, expected timing of our purchase of the land and assumptions about projected cash flows. We consider our accounting policies with respect to determining whether we are the primary beneficiary to be critical accounting policies due to the judgment required.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments In Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies for potential impairment on a continuous basis.  If the fair value of the investment is less than the investment carrying value, and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distribution or sale of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution or sale to the Company and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period, but due to passage of time or use of different assumptions, impairment could exist.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties, and estimates its actual liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guarantees of the completion of land development, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain subsidiaries. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

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

Changes in estimates for pre-existing warranties occur due to changes in the historical payment experience, and are also due to differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty accrual balance at the end of each quarter. Actual future warranty costs could differ from our current estimated amount.

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2006, with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $18.25 million in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $7.0 million, $6.4 million and $4.9 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2006, 2005 and 2004. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Derivative Financial Instruments. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy. These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives and, in accordance with SFAS 133 and related Derivatives Implementation Group conclusions, are accounted for at fair value with gains or losses recorded in financial services revenue. Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments. In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in current earnings. Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis. The delivery commitments are designated as fair value hedges of the mortgage loans held for sale, and both the delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

Income Taxes. Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax asset will be realized in the future.

RESULTS OF OPERATIONS

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 of the Consolidated Financial Statements. During the fourth quarter of 2006, the Company realigned the homebuilding operations from a single reportable homebuilding segment into a regional structure, with each region having a regional president. The Company’s homebuilding regions are Midwest, Florida North, Florida South and Mid-Atlantic. Following the implementation of this new regional structure, the Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) our nine individual homebuilding operating segment’s results and the results of the financial services operation, (2) our four homebuilding regions, and (3) consolidated financial results. As a result of this evaluation, effective beginning the fourth quarter of 2006 we have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations. The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131. We have also aggregated our Florida North and Florida South regions into a single Florida homebuilding reportable segment in accordance with the aggregation criteria set forth in SFAS 131. Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	West Palm Beach, Florida	Raleigh, North Carolina

As required by SFAS 131, the Company has restated its 2005 and 2004 segment information consistent with the current reportable segment structure. This segment restatement has no effect on the Company’s financial position, results of operations or cash flow for the periods presented.

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

Highlights and Trends for the Year Ended December 31, 2006

Overview

Homebuilding is and has been a cyclical business. Since the adjustment period in the early 1990’s, the industry experienced years of strong results, as did our Company - experiencing 10 consecutive years of record results through 2005. However, during 2006, as has been well publicized, the homebuilding industry experienced a country-wide softening of demand for new homes, which has ultimately resulted in an over-supply of new and existing homes and a weakening of buyer sentiment. In response to these conditions, some homebuilders offered significantly discounted prices in an attempt to continue to sell new homes at historical paces. Our Company selectively discounted in 2006, consistent with our philosophy to remain committed to “quality over quantity” and to balance our sales pace with our desire to preserve margin integrity.

Although we believe long-term fundamentals, which support home sales and demand, remain solid and the current negative conditions in most of our markets will moderate over time, we cannot predict the duration or severity of these conditions and to date have seen no meaningful signs of recovery. In the meantime, we remain focused on our Company’s fundamentals - premier locations, building a quality home and taking care of our customers, while at the same time continuing to execute a defensive operating strategy focused on strengthening our financial capabilities and positioning ourselves for the market’s recovery. Specifically we have employed initiatives that:

•	Emphasize our product, customer service and premier locations;

•	Improve affordability by constantly reviewing our sales prices, offering incentives and reducing costs of goods purchased from both vendors and subcontractors to maximize profits and cash flows;

•	Decrease our selling, general and administrative expense infrastructure to reflect local market business conditions; and

•	Reduce our land and lot inventory investment from current levels by significantly curtailing our land purchases, phasing and/or delaying land development, and pursuing the sale of certain owned land.

We expect our operating strategy will generate positive operating cash flows in fiscal 2007, lowering our investment levels, with a resulting reduction of approximately $160 million in our outstanding debt. However, because we cannot predict the duration or severity of current market conditions, we cannot provide any assurances.

Key Financial Results

●
For the year ended December 31, 2006, homes delivered decreased 4% compared to 2005, while the average sales price of homes delivered increased 5%, from $298,000 to $313,000. Total revenue increased $11.6 million over 2005, to approximately $1.4 billion. Housing revenue increased $9.7 million and revenue from the sale of land to outside parties increased $5.6 million primarily as a result of lots sold to third parties in Tampa, Raleigh and Columbus. Our financial services revenue declined $1.5 million (5%) compared to the prior year due to 8% fewer loan originations. The decrease in loan originations was partly offset by higher loan amounts and a change in product mix. We currently estimate 2007 homes delivered to be approximately 3,000, with region breakdown of 40% in the Midwest, 35% in Florida and 25% in the Mid-Atlantic region. In addition, we currently estimate the deliveries to be approximately 600, 650, 825 and 925 in the first, second, third and fourth quarters of 2007, respectively.

●
Income before income taxes for 2006 decreased $101.3 million (63%) over 2005, driven by the $71.8 million of charges relating to the impairment of inventory and investments in unconsolidated LLCs in certain of our markets. Also contributing to this decrease was an increase in general and administrative expenses of $22.4 million, which was primarily due to: (1) $7.0 million of separation costs related to departure of our Chief Operating Officer in June 2006 and severance costs related to workforce reductions, primarily in the Midwest; (2) $4.2 million increase in deposit write-offs and other charges with respect to abandoned land transactions; (3) our increased investment in land resulting in $3.3 million higher expenses; (4) expenses of $3.1 million for equity-based awards under SFAS 123(R); and (5) an increase of $2.7 million for professional and consulting fees. Selling expenses also increased by $9.7 million or 12% when compared to the year ended December 31, 2005 primarily due to: (1) a $3.2 million increase in spending on models and sales offices due to our higher community count; (2) $3.0 million higher advertising and marketing costs relating our community count growth and promotions to stimulate sales in certain markets; (3) an increase of $1.4 million related to training and investments made in our design centers; and (4) an increase of $0.9 million relating to the inclusion in 2006 of Shamrock Homes’ selling expenses for a full year. The above decreases impacting income before taxes were partially offset by the increase in revenue described above.

●
2006’s new contracts of 2,825 were down 35% compared to 4,314 in 2005. As a result of industry conditions described in the Overview section above, all of our regions experienced reduced traffic levels, weaker demand, higher cancellation rates, an over-supply of inventory and significant competitor discounting. These current conditions resulted in an increase in our cancellation rate, which was 37.8% for the year ended December 31, 2006 compared to 21.2% for the same period in 2005. Our fourth quarter cancellation rate reached an all-time high of 63%. As a result of softened market conditions, we experienced a 60% decrease in new contracts in our Florida region and a 25% decline in new contracts in our Midwest region. Our Mid-Atlantic region new contracts declined only 2% due primarily to strong sales results in our Charlotte market. As mentioned above, in January 2007, we lowered our sales prices in certain of our communities to be more competitive and believe this has led to our best sales month since March 2006.

●
As a result of lower refinance volume for outside lenders and increased competition, during 2007 we expect to experience continued pressure on our mortgage company’s capture rate, which was approximately 80% during 2006 and 84% during 2005. This could continue to negatively impact earnings.

●
We continue to focus on our investment in land. During 2006, we abandoned $7.0 million of land and lot deposits and pre-acquisition costs for transactions that we no longer intend to pursue due to market conditions. We also have $21.8 million of land held for sale at December 31, 2006 and are looking at additional parcels to sell to lower our investment in inventory. Our planned 2007 land purchases of $25 million, the majority of which is in North Carolina where market conditions remain solid, is 85% less than our 2006 land purchases of $164 million.

●
As discussed above, we are experiencing changes in market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles. During the year ended December 31, 2006, we recorded $71.8 million of charges relating to the impairment of inventory and investment in unconsolidated LLCs. We generally believe that we will see a gradual improvement in market conditions over the long term. During 2007, we will continue to update our evaluation of the value of our inventories and investments for impairment, and could be required to record additional impairment charges which would negatively impact earnings should market conditions deteriorate further or results differ from management’s assumptions.

●
Our effective income tax rate for 2006 was 35.3%, compared to 37.6% for 2005. The reduction in rate reflects differences in the location of state taxable income, clarification of the amount of manufacturing credit available under the American Jobs Creation Act of 2004, and the change in the State of Ohio income tax from one that is income based to one that is based on gross receipts, the recording of which is classified as general and administrative expense. In 2007’s first quarter, we are required to adopt Financial Interpretation No. 48 - “Accounting for Uncertainty in Income Taxes.” We have not completed our evaluation of the impact of this interpretation, but do not expect it to have a material impact.

Highlights and Trends for the Year Ended December 31, 2005

●
Homes delivered declined compared to 2004, from 4,303 in 2004 to 4,291 in 2005. The decline in homes delivered was due to softness in our Midwest markets, lower community counts going into 2005 and delays in our Florida markets caused by weather, longer regulatory processes and shortages in certain materials and labor.

●
Total revenue for 2005 increased 15% over 2004 to $1.3 billion. Housing revenue increased 11% due to an 11% increase in the average sales price of homes delivered, from $267,000 in 2004 to $298,000 in 2005. Land revenue increased $28.4 million, primarily as a result of lots sold to third parties in Tampa, Orlando, Columbus and Washington, D.C. during 2005. In addition, during 2005, our homebuilding operations recognized $6.6 million of revenue related to the change in home closings with low down-payment loans that were not yet sold to a third party, whereas the impact to revenue for 2004 resulted in a $14.0 million reduction in revenue. Our financial services revenue declined $4.3 million (13%) compared to the prior year due to 8% fewer loan originations and lower gains on the sale of loans to third parties resulting from the change in mix of loans sold.

●
Income before income taxes for 2005 increased $10.1 million and 7% over 2004, driven by the 15% increase in revenue described above, partially offset by a lower gross margin percentage (25.2% in 2005 compared to 25.5% in 2004), along with a 24% increase in general and administrative expenses and a 69% increase in interest expense. The 24% ($15.7 million) increase in general and administrative expenses was primarily due to land-related expenses associated with our growth and diversification activities, including real estate taxes, homeowner’s association fees for active communities and additional personnel costs, totaling approximately $6.9 million. Also in 2005, we expensed certain deposits and costs totaling $2.8 million on land transactions where the return potential had declined from the initial evaluation or certain contingencies were not satisfied. Additionally, the increase was due to the absence in 2005 of $2.3 million of income relating to interest rate swaps that terminated in September 2004. Partially offsetting these higher general and administrative costs was the absence in 2005 of $1.9 million of expense recorded in 2004’s general and administrative expense relating to the redemption of our $50 million senior notes. The 69% ($5.8 million) increase in interest expense was the result of higher weighted average borrowings and a slightly higher weighted average interest rate, partially offset by an increase in interest capitalized due to an increase in land under development and backlog.

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

	Year Ended December 31,
(In thousands)	2006	2005	2004
Revenue:
Midwest homebuilding	$ 493,156	$ 650,689	$ 700,549
Florida homebuilding	582,146	382,514	267,709
Mid-Atlantic homebuilding	260,059	286,926	195,853
Other homebuilding - unallocated (a)	647	6,622	(13,975)
Financial services	27,125	28,635	32,909
Intercompany eliminations	(3,840)	(7,740)	(8,410)
Total revenue	$1,359,293	$1,347,646	$1,174,635

Operating income (loss):
Midwest homebuilding (b)	$ 897	$ 74,652	$ 95,410
Florida homebuilding (b)	115,643	62,432	44,834
Mid-Atlantic homebuilding (b)	(21,955)	46,601	24,665
Other homebuilding - unallocated (a)	156	1,234	(2,278)
Financial services	15,816	18,420	21,922
Less: Corporate selling, general and administrative expense	(34,191)	(27,804)	(24,914)
Total operating income	$ 76,366	$ 175,535	$ 159,639

Interest expense:
Midwest homebuilding	$ 6,408	$ 6,793	$ 4,729
Florida homebuilding	5,049	3,190	1,538
Mid-Atlantic homebuilding	4,384	3,754	1,785
Financial services	406	371	290
Total interest expense	$ 16,247	$ 14,108	$ 8,342

Total income before taxes	$ 60,119	$ 161,427	$ 151,297

Assets:
Midwest homebuilding	$ 432,572	$ 467,824	$ 411,669
Florida homebuilding	514,235	405,222	213,594
Mid-Atlantic homebuilding	349,929	299,789	241,321
Financial services	64,998	77,111	76,921
Corporate	115,345	79,732	35,021
Total assets	$1,477,079	$1,329,678	$ 978,526

Investment in unconsolidated LLCs:
Midwest homebuilding	$ 17,570	$ 20,160	$ 12,725
Florida homebuilding	32,078	29,750	10,346
Mid-Atlantic homebuilding	-	-	-
Financial services	-	19	22
Total investment in unconsolidated LLCs	$ 49,648	$ 49,929	$ 23,093

Depreciation and amortization:
Midwest homebuilding	$ 182	$ 148	$ 154
Florida homebuilding	1,693	835	108
Mid-Atlantic homebuilding	244	46	33
Financial services	383	88	112
Corporate	4,229	3,381	2,041
Total depreciation and amortization	$ 6,731	$ 4,498	$ 2,448

(a) Other homebuilding - unallocated consists of the net impact in the period due to timing of homes delivered with low down-payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such revenue must be deferred until the related loan is sold to a third party.

(b) 2006 includes the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs. These charges reduced operating income by $25.0 million in the Midwest region, $11.9 million in the Florida region and $41.9 million in the Mid-Atlantic region.

Seasonality and Variability in Quarterly Results

We have experienced, and expect to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the third and fourth quarters. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. We also have experienced, and expect to continue to experience, seasonality in our financial services operations because loan originations correspond with the delivery of homes in our homebuilding operations. The following table reflects this cycle for the Company during the four quarters of 2006 and 2005:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
(Dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$482,256	$306,188	$311,794	$259,055
Unit data:
New contracts	353	571	764	1,137
Homes delivered	1,363	927	987	832
Backlog at end of period	1,523	2,533	2,889	3,112

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
(Dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$507,770	$332,478	$265,999	$241,399
Unit data:
New contracts	901	1,163	1,172	1,078
Homes delivered	1,616	1,047	853	775
Backlog at end of period	2,807	3,522	3,310	2,991

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Reportable Segments

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Midwest Region
Homes delivered	1,821	2,388	2,778
Average sales price per home delivered	$ 265	$ 268	$ 250
Revenue homes	$481,773	$639,820	$694,569
Revenue third party land sales	$ 11,383	$ 10,869	$ 5,980
Operating income homes	$ 2,574	$ 72,591	$ 94,460
Operating income (loss) third party land sales	$ (1,677)	$ 2,061	$ 950
Interest expense	$ 6,408	$ 6,793	$ 4,729
Depreciation and amortization	$ 182	$ 148	$ 154
Assets	$432,572	$467,824	$411,669
Investment in unconsolidated LLCs	$ 17,569	$ 20,160	$ 12,725
New contracts, net	1,513	2,018	2,450
Backlog at end of period	632	940	1,310
Average sales price of homes in backlog	$ 274	$ 288	$ 281
Aggregate sales value of homes in backlog	$173,000	$271,000	$369,000
Number of active communities	83	86	83

Florida Region
Homes delivered	1,597	1,261	994
Average sales price per home delivered	$ 343	$ 289	$ 266
Revenue homes	$547,464	$364,792	$264,898
Revenue third party land sales	$ 34,682	$ 17,722	$ 2,811
Operating income homes	$104,867	$ 59,961	$ 44,606
Operating income third party land sales	$ 10,776	$ 2,471	$ 228
Interest expense	$ 5,049	$ 3,190	$ 1,538
Depreciation and amortization	$ 1,693	$ 835	$ 108
Assets	$514,235	$405,222	$213,594
Investment in unconsolidated LLCs	$ 32,078	$ 29,750	$ 10,346
New contracts, net	640	1,609	1,312
Backlog at end of period	583	1,540	1,096
Average sales price of homes in backlog	$ 397	$ 352	$ 281
Aggregate sales value of homes in backlog	$232,000	$542,000	$308,000
Number of active communities	46	32	22

Mid-Atlantic Region
Homes delivered	691	642	531
Average sales price per home delivered	$ 372	$ 424	$ 357
Revenue homes	$257,244	$272,191	$189,760
Revenue third party land sales	$ 2,815	$ 14,735	$ 6,093
Operating income (loss) homes	$ (21,958)	$ 43,848	$ 24,021
Operating income third party land sales	$ 3	$ 2,753	$ 644
Interest expense	$ 4,384	$ 3,754	$ 1,785
Depreciation and amortization	$ 244	$ 46	$ 33
Assets	$349,929	$299,789	$241,321
Investment in unconsolidated LLCs	-	-	-
New contracts, net	672	687	571
Backlog at end of period	308	327	282
Average sales price of homes in backlog	$ 415	$ 431	$ 437
Aggregate sales value of homes in backlog	$128,000	$141,000	$123,000
Number of active communities	34	32	20

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

Total Homebuilding Regions
Homes delivered	4,109	4,291	4,303
Average sales price per home delivered	$ 313	$ 298	$ 267
Revenue homes	$1,286,481	$1,276,803	$1,149,227
Revenue third party land sales	$ 48,880	$ 43,326	$ 14,884
Operating income homes	$ 85,483	$ 176,400	$ 163,087
Operating income third party land sales	$ 9,102	$ 7,285	$ 1,822
Interest expense	$ 15,841	$ 13,737	$ 8,052
Depreciation and amortization	$ 2,119	$ 1,029	$ 295
Assets	$1,296,736	$1,172,835	$ 866,584
Investment in unconsolidated LLCs	$ 49,647	$ 49,910	$ 23,071
New contracts, net	2,825	4,314	4,333
Backlog at end of period	1,523	2,807	2,688
Average sales price of homes in backlog	$ 350	$ 340	$ 298
Aggregate sales value of homes in backlog	$ 533,000	$ 954,000	$ 800,000
Number of active communities	163	150	125

Financial Services
Number of loans originated	2,729	2,959	3,221
Value of loans originated	$ 666,863	$ 666,684	$ 695,192
Revenue	$ 27,125	$ 28,635	$ 32,909
General and administrative expenses	$ 11,309	$ 10,215	$ 10,987
Interest expense	$ 406	$ 371	$ 290
Income before income taxes	$ 15,410	$ 18,049	$ 21,632

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Midwest Region. For the year ended December 31, 2006, the Midwest homebuilding revenue was $493.2 million, a 24% decrease compared to 2005. The revenue decrease was primarily due to the 24% decrease in the number of homes delivered. For the year ended December 31, 2006, the Midwest operating income was $0.9 million (0.2% of revenue) compared to $74.7 million (11.5% of revenue) in 2005. The 99% decrease in operating income was the result of fewer homes delivered, a change in the mix of products delivered and a reduction in profit due to sales incentives offered to customers. In addition, the decrease in operating income was due to a $25.0 million charge relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of certain land and lot deposits and pre-acquisition costs in our Midwest region. For 2006, the Midwest region new contracts declined 25% compared to 2005 due to softness in market conditions in the Midwest. Year end backlog declined 33% in units and 36% in total sales value, with an average sales price in backlog of $274,000 at December, 31, 2006 compared to $288,000 at December 31, 2005. Market conditions in the Midwest are very challenging, and we anticipate these challenging conditions will continue throughout 2007.

Florida Region. For the year ended December 31, 2006, Florida homebuilding revenue increased to $582.1 million, an increase of 52% compared to the same period in 2005. The increase in revenue is primarily due to a 27% increase in the number of homes delivered in 2006 compared to 2005, along with an increase in the average sales price, from $289,000 in 2005 to $343,000 in 2006. There was also an increase of $17.0 million in revenue from the sale of land to third parties. Operating income increased $53.2 million, from $62.4 million in 2005 to $115.6 million for the year ended December 31, 2006, with 2006 including an $11.9 million charge relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of certain land and lot deposits and pre-acquisition costs in our Florida region. For 2006, our Florida region new contracts decreased 60%, from 1,609 in 2005 to 640 in 2006, primarily due to the current oversupply of inventory driven by many investors exiting the market and the resulting impact on consumer confidence. Management anticipates challenging conditions in our Florida markets in 2007 based on the decrease in backlog units from 1,540 at the end of 2005 compared to 583 at the end of 2006. While the number of backlog units decreased, the average sales price of the homes in backlog increased from $352,000 at December 31, 2005 to $397,000 at December 31, 2006; however, management anticipates there will be declines in the Florida region’s average sales price, along with a decline in gross margins of more than 500 basis points during 2007.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue decreased $26.9 million (9%) for the year ended December 31, 2006 compared to the same period in 2005. Contributing to this decrease was a decrease of

$11.9 million in revenue from the sale of land to outside parties, along with a 12% decrease in the average sales price of homes delivered, from $424,000 for the year ended December 31, 2005 to $372,000 for the year ended December 31, 2006. The decrease in the average sales price of home delivered primarily related to the change in mix between markets, with more homes being delivered in our North Carolina markets, which have a lower average sales price than homes in our Washington, D.C. market. Operating income was $46.6 million for the year ended December 31, 2005 compared to a loss of $22.0 million for the year ended December 31, 2006. This decrease in operating income was primarily due to a $41.9 million charge relating to the impairment of inventory and the write-off of certain land and lot deposits and pre-acquisition costs in our Mid-Atlantic region. New contracts decreased 2% to 672 for the year ended December 31, 2006, and year end backlog units decreased 6% to 308 for that same period.

Financial Services. For the year ended December 31, 2006, revenue from our mortgage and title operations decreased $1.5 million (5%), from $28.6 million in 2005 to $27.1 million in 2006, due to a decrease of 8% in loan originations. At December 31, 2006, M/I Financial had mortgage operations in all of our markets. Approximately 80% of our homes delivered during 2006 that were financed were through M/I Financial, compared to 84% in 2005. As a result of lower refinance volume for outside lenders, resulting in increased competition for the Company’s homebuyer, during 2007 we expect to experience continued pressure on our capture rate and margins, which could continue to negatively affect earnings. General and administrative expenses increased $1.1 million due in part to an increase of $0.6 million in payroll and incentive-related costs due to associates added for our new M/I Financial branch that opened in the Washington, D.C. market, along with $0.2 million expense associated with stock options, as required under SFAS 123(R), which did not exist in 2005. There was also an increase of $0.3 million in depreciation expense for the year ended December 31, 2006 relating primarily to a new computer system.

Corporate Selling, General and Administrative Expense. Corporate general and administrative expenses increased $5.8 million (21%), from $27.0 million in 2005 to $32.8 million in 2006, primarily due to $7.0 million of severance and separation costs related to workforce reductions, $0.5 million increase in depreciation expense, and $3.1 million for equity compensation not subject to expensing in 2005. Offsetting the above increases were decreases of $7.0 million for annual incentive compensation and $0.8 million for profit sharing, primarily due to lower Company results in 2006 than 2005. Corporate selling expenses increased $0.6 million in 2006 compared to 2005 due primarily to an increase of $0.5 million in training costs.

Interest. Interest expense for the Company increased $2.1 million (15%) from $14.1 million for the year ended December 31, 2005 to $16.2 million for the year ended December 31, 2006. The primary reason for this increase was the $2.1 million increase in homebuilding interest expense due to the increase of $204.8 million in weighted average borrowings in 2006 compared to 2005, along with the increase of our weighted average borrowing rate from 6.19% in 2005 to 7.25% in 2006. These increases were partially offset by a $16.7 million increase in the amount of interest capitalized in 2006 compared to 2005, due to an increase in housing construction and land development activities.

Income Taxes. The Company’s effective tax rate for 2006 was 35.3% compared to the effective tax rate for 2005 of 37.6% as discussed above under “Highlights and Trends for the Year Ended December 31, 2006.” In addition, deferred income tax expense (benefit) also decreased $28.8 million from $0.6 million in 2005 to ($28.2) million in 2006, with this large change in deferred income taxes resulting primarily from the charge for impairment of inventory and investment in unconsolidated LLCs that is not deductible for tax purposes until the related inventory is sold.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Midwest Region. For the year ended December 31, 2005, the Midwest homebuilding revenue was $650.7 million, a 7% decrease compared to 2004. The revenue decrease was primarily due to the 14% decrease in the number of homes delivered, partially offset by a 7% increase in the average sales price of homes delivered. For the year ended December 31, 2005, the Midwest operating income was $74.7 million (11% of revenue) compared to $95.4 million (14% of revenue) in 2004. The 22% decrease in operating income was the result of fewer homes delivered, a change in the mix of product delivered and a reduction in profit due to sales incentives offered to customers. For the year ended December 31, 2005, profit relating to the sale of land to third parties increased $1.1 million. For 2005, the Midwest region new contracts declined 18% compared to 2004 due to softening market conditions throughout the Midwest region. Year end backlog declined 28% in units and 27% in total sales value, with an average sales price in backlog of $288,000 at December, 31, 2005 compared to $281,000 at December 31, 2004.

Florida Region. Homebuilding revenue increased $114.8 million (43%) from $267.7 million for the year ended December 31, 2004 to $382.5 million for the year ended December 31, 2005 in our Florida region. This revenue increase was the result of a 27% increase in homes delivered and an increase in the average sales price of homes delivered, from $266,000 in 2004 to $289,000 in 2005. Operating income in our Florida region increased from $44.8 million in 2004 to $62.4 million in 2005 due primarily to the increases in homes delivered and average sales price, along with a $2.2 million increase in profit from the sale of land to third parties. New contracts in our Florida region increased 23%, from 1,312 in 2004 to 1,609 in 2005, and our year end backlog increased 41%, from 1,096 units in 2004 to 1,540 units in 2005, with the average sales price of those homes in backlog increasing 25% to $352,000.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased $91.0 million (46%) from $195.9 million for the year ended December 31, 2004 to $286.9 million for the year ended December 31, 2006. This increase was driven by a 21% increase in homes delivered in 2005 compared to 2004, along with an increase in the average sales price of homes delivered from $357,000 in 2004 to $424,000 in 2005. The revenue increase, along with an increase in gross margin percentage in our Washington, D.C. market, generated the $21.9 million (89%) increase in operating income for our Mid-Atlantic region. New contracts for the Mid-Atlantic region increased 20%, from 571 for the year ended December 31, 2004 to 687 for the year ended December 31, 2005, and backlog units at year end increased from 282 in 2004 to 327 in 2005.

Financial Services. Mortgage and title operations revenue decreased $4.3 million (13%), from $32.9 million in 2004 to $28.6 million in 2005. The decrease was expected, and was the result of an 8% decline in the number of loans originated combined with the absence in 2005 of $2.1 million of income recorded in 2004 resulting from a change in estimate related to marking interest rate lock commitments to market value in accordance with SFAS 133 and related derivatives guidance. At December 31, 2005, M/I Financial was operating in each of our nine markets except Washington, D.C. In these eight markets, 84% of our 2005 homes delivered that were financed were through M/I Financial. General and administrative expenses for the year ended December 31, 2005 were $10.6 million, a 6% decrease over the 2004 amount of $11.3 million. The decrease was primarily due to the absence in 2005 of $1.7 million marketing costs recorded in 2004 associated with the slowing Midwest business, offset partially by a $0.9 million increase in payroll and incentive-related costs.

Corporate Selling, General and Administrative Expense. Corporate general and administrative expenses increased $2.5 million (10%) for the year ended December 31, 2005 compared to the same period in 2004. This increase was primarily due to the absence in 2005 of $2.3 million of income recorded in 2004 associated with our interest rate swaps that expired during 2004. There was also a $0.3 million increase in architectural expenses associated with new product designs and $0.9 million increase in insurance expenses. These increases were partially offset by the absence of $1.9 million of expense recorded during 2004 relating to the redemption of our $50 million senior notes. Corporate selling expenses also increased $0.4 million from 2004 to 2005.

Interest. Interest expense for the Company increased $5.8 million (69%) from $8.3 million for the year ended December 31, 2004 to $14.1 million for the year ended December 31, 2005. The primary reason for this increase was the increase of $5.7 million in homebuilding interest, which was the result of an increase of $177.0 million in average borrowings and an increase in the average borrowing rate from 5.9% in 2004 to 6.2% in 2005. Partially offsetting these increases was a $5.8 million increase in the amount of interest capitalized in 2005 compared to 2004 due to an increase in housing construction and land development activities.

Income Taxes. Our effective tax rate was 37.6% for 2005 compared to 39.5% for 2004 as discussed above under “Highlights and Trends for the Year Ended December 31, 2005.”

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

During the year ended December 31, 2006, we used $104.0 million of cash in our operating activities, as compared to $92.6 million of cash used in such activities during 2005. The net cash used in operations during 2006 was primarily the result of cash used to fund: (1) $160.0 million investment in land and lots (excluding $4.1 million of land purchased by our unconsolidated LLCs reported as investing activities); (2) a $52.8 million net increase in homes under construction (including an $80.6 million increase in speculative homes); and (3) a $27.2 million increase in cash held in escrow due to homes closing near the end of the year for which the cash was not collected until the beginning of 2007. Partially offsetting the cash used was: (1) $88.5 million of cash, resulting from net income of $38.9 million and excluding non-cash impairment and abandonment charges, net-of-tax, of $49.6 million; (2) a $9.1 million decrease in mortgage loans held for sale; and (3) a $7.5 million increase in accounts payable.

The principal reason for the increase in operating cash outflows in 2006 was our decision to further invest in land to enable sales growth. The decision to purchase land was based on management’s expectations for future returns from the incremental investments. In light of more challenging market conditions encountered in the latter half of 2006, our expectations have changed, and we have substantially lowered our planned purchase of land and lots to reduce our inventory to better match our forecasted reduced number of home sales. Our ability to reduce inventory levels in the near term is, however, dependent on our ability to close a sufficient number of homes in the next few quarters. To the extent our inventory levels decrease during fiscal 2007, we expect to have net positive cash flows from operating activities in 2007, assuming all other factors remain constant.

Investing Cash Flow Activities

For the year ended December 31, 2006, we used $21.8 million of cash through our investing activities, primarily for additional investments in certain of our unconsolidated LLCs totaling $17.0 million.

Financing Cash Flow Activities

For the year ended December 31, 2006, our financing activities provided $112.2 million of cash, relating to $133.9 million of additional borrowing (net of repayments) from our revolving credit facilities, partially offset by $17.9 million used for the repurchase of 463,500 of the Company’s common shares.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, land and lot purchase plans and other Company plans. We fund these operations with cash flows from operating activities, borrowings under our bank credit facilities, which are primarily unsecured, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary. As we utilize our capital resources and liquidity to fund our operations, we constantly focus on the impact on our balance sheet. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities. During 2007, we currently intend to purchase approximately $25 million of land and/or lots, primarily in our North Carolina markets. We believe we will be able to continue to fund our future cash needs through our cash flows from operations, our existing credit facilities and the issuance of new debt, preferred stock and/or other equity securities through the public capital markets. Please refer to our discussion of Forward-Looking Statements and Risk Factors in Item 1A of this Annual Report on Form 10-K for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of December 31, 2006:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks - homebuilding (a)	10/6/2010	$410,000	$111,575
Notes payable bank - financial services	4/26/2007	$ 29,900	$ 25,215
Senior notes	4/1/2012	$200,000	-
Universal shelf registration (b)	-	-	$150,000

(a) As of December 31, 2006, the Credit Facility (as defined below) also provides for an additional $350 million of borrowing through the accordion feature upon request by the Company and approval by the applicable lenders included in the Credit Facility.

(b) This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding. At December 31, 2006, the Company’s homebuilding operations had borrowings totaling $410.0 million, financial letters of credit totaling $9.8 million and performance letters of credit totaling $20.9 million outstanding under the Second Amended and Restated Credit Facility that was effective October 6, 2006 (“Credit Facility”). The Credit Facility provides for a maximum borrowing amount of $650.0 million and the ability to increase the loan capacity up to $1.0 billion upon request by the Company and approval by the lender(s). Under the terms of the Credit Facility, the $650 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the MIF Credit Facility (as defined below)).  As of December 31, 2006, borrowing availability was $111.6 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points.

The Credit Facility contains covenants that require the Company, among other things, to maintain minimum net worth amounts and to maintain certain financial ratios. Currently, we believe the most restrictive covenant of the Credit Facility is interest coverage. Under this covenant, the Company is required to maintain, on a rolling four quarter basis, interest coverage of two times earnings before interest, taxes, depreciation, amortization and non-cash charges (as defined in the Credit Facility). Based on our current information, we believe we will meet this requirement through the third quarter; however, we may fall slightly below this requirement level in the fourth quarter of 2007. We monitor this and other covenant requirements closely and will pursue certain actions should this situation appear probable as we move through the year. The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time. The Company is required under the Credit Facility to maintain a certain amount of tangible net worth, and as of December 31, 2006, had approximately $117.8 million available for payment of dividends. As of December 31, 2006, the Company was in compliance with all covenants of the Credit Facility.

Note Payable Bank - Financial Services. At December 31, 2006, we had $29.9 million outstanding under the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”). M/I Homes, Inc. and M/I Financial are co-borrowers under the MIF Credit Facility. The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers, except for the period December 15, 2006 through January 15, 2007, when the maximum borrowing availability is increased to $65.0 million. The maximum borrowing availability is limited to 95% of eligible mortgage loans. In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans. The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%. The MIF Credit Facility expires April 26, 2007; however, the Company intends to amend the term of the MIF Credit Facility prior to the expiration date. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios. As of December 31, 2006, the borrowing base was $55.1 million with $25.2 million of availability. As of December 31, 2006, the Company was in compliance with all restrictive covenants of the MIF Credit Facility.

Senior Notes. At December 31, 2006, there were $200 million of 6.875% senior notes outstanding. The notes are due April 2012. As of December 31, 2006, the Company was in compliance with all restrictive covenants of the notes.

Universal Shelf Registration. In April 2002, we filed a $150 million universal shelf registration statement with the SEC. Pursuant to the filing, we may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of December 31, 2006.

Weighted Average Borrowings. For the years ended December 31, 2006, 2005 and 2004, our weighted average borrowings outstanding were $630.0 million, $425.2 million and $248.2 million, respectively, with a weighted average interest rate of 7.3%, 6.2% and 5.9%, respectively. The increase in borrowings was the result of our higher investment in land, land development and speculative homes inventory. The increase in the weighted average interest rate was due to the addition of our 6.875% fixed rate senior notes in 2005, and the overall market increase in interest rates, which has impacted our variable rate borrowings. Offsetting the above increases were increases of $16.7 million and $5.8 million, respectively, in the amount of interest capitalized during the years ended December 31, 2006 and 2005.

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary of future amounts payable under contractual obligations:

	Payments due by period
(In thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable banks - homebuilding (a)	$410,000	$ -	$ -	$410,000	$ -
Note payable bank - financial services (b)	29,900	29,900	-	-	-
Mortgage notes payable (including interest)	11,410	795	1,592	1,590	7,433
Senior notes (including interest)	276,733	13,941	27,920	27,882	206,990
Obligation for consolidated inventory not owned (c)	-	-	-	-	-
Community development district oblications (d)	1,159	355	591	213	-
Capital leases	569	350	219	-	-
Operating leases	24,530	8,410	7,518	5,418	3,184
Purchase obligations (e)	188,205	188,205	-	-	-
Land option agreements (f)	-	-	-	-	-
Total	$942,506	$241,956	$37,840	$445,103	$217,607

(a) Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points. Borrowings outstanding at December 31, 2006 had a weighted average interest rate of 6.88%. Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. The above amounts do not reflect interest.

(b) Borrowings under the MIF Credit Facility are at the Prime Rate or at LIBOR plus 135 basis points. Borrowings outstanding at December 31, 2006 had a weighted average interest rate of 6.69%. Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect. The above amounts do not reflect interest.

(c) The Company is party to a land purchase option agreement to acquire developed lots from a seller who is a variable interest entity. The Company has determined that it is the primary beneficiary of the variable interest entity, and therefore is required under Financial Accounting Standards Board (“FASB”) Interpretation 46(R), “Consolidation of Variable Interest Entities” to consolidate the entity. As of December 31, 2006, the Company has recorded a liability of $3.3 million relating to consolidation of this variable interest entity. The actual cash payments that the Company will make in the future will be based upon the number of lots acquired each period and the related per lot prices in effect at that time. Refer to Note 11 of our Consolidated Financial Statements for further discussion of this obligation.

(d) The amount reported herein of $1.1 million represents principal and interest for a bond obligation incurred in connection with the acquisition of lots in a community in Florida. This obligation will be repaid as the Company closes on the lots in this community to third parties and the estimated payments by period above have been estimated based on the expected timing of closings. In addition, in connection with the development of certain of the Company’s communities, local government entities have been established and bonds have been issued by those entities to finance a portion of the related infrastructure. These community development district obligations represent obligations of the Company as the current holder of the property, net of cash held by the district available to offset the particular bond obligations. As of December 31, 2006, the Company has recorded a liability of $18.5 million relating to these community development district obligations. However, the actual cash payments that the Company will ultimately make will be dependent upon the timing of the sale of those lots within the district to third parties and we are unable to estimate the timing; therefore, the amounts have not been included above. Refer to Note 10 of our Consolidated Financial Statements for further discussion of these obligations.

(e) The Company has obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 1,523 homes with an aggregate sales price of $533.0 million. Based on our current housing gross margin of 22.2%, exclusive of impairment charges, plus variable selling costs of 4.1% of revenue, less costs already incurred on homes in backlog, we estimate payments totaling approximately $188.2 million to be made in 2007 relating to those homes.

(f) The Company has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $150.0 million. Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable. The Company has no specific performance obligations with respect to these agreements.

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

Unconsolidated Limited Liability Companies. In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of LLCs, with the Company’s interest in these entities ranging from 33% to 50%. These entities engage in land development activities for the purpose of distributing (in the form of a capital distribution) or selling developed lots to the Company and its partners in the entity. These entities generally do not meet the criteria of variable interest entities (“VIEs”), because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors; however, we must evaluate each entity to determine whether it is or is not a VIE. If an entity were determined to be a VIE, we also evaluate whether or not we are the primary beneficiary. These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity.

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting. The Company believes its maximum exposure related to any of these entities as of December 31, 2006 to be the amount invested of $49.6 million plus our $1.9 million share of letters of credit totaling $3.2 million that serve as completion bonds for the development work in progress, and our obligations under guarantees and indemnifications provided in connection with these entities as further discussed in Note 6 and Note 7 of our Consolidated Financial Statements. During 2007, we may enter into additional arrangements to create LLCs in order to increase our homebuilding activities while sharing the risk with our partner in each respective entity.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of December 31, 2006 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $10.4 million, including cash deposits of $3.7 million, letters of credit of $4.6 million and corporate promissory notes of $2.1 million. Further details relating to our land option agreements are included in Note 11 of our Consolidated Financial Statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. As of December 31, 2006, the Company has outstanding approximately $153.4 million of completion bonds and standby letters of credit, including those related to LLCs and land option agreements discussed above.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur. M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans. Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations. Refer to Note 7 of our Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

In recent years, we have not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the time of start and the delivery date, resulting in lower gross profit margins.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through the borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit borrowings of up to $715 million as of December 31, 2006 (including the temporary $25 million increase in the MIF Credit Facility for the period December 15, 2006 through January 15, 2007), subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-effort whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $10.2 million and $52.8 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the fair value of the committed IRLCs resulted in an asset of $0.1 million and the related best-efforts contracts resulted in a liability of $0.1 million. At December 31, 2005, the fair value of the committed IRLCs resulted in a liability of $0.6 million and the fair value of the related best-efforts contracts resulted in an asset of $0.6 million. For the years ended December 31, 2006 and 2005, we recognized less than $0.1 million income and $0.1 million expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market. For the year ended December 31, 2004, we recognized no net gain or loss relating to marking these committed IRLCs and the related best-efforts contracts to market. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At December 31, 2006 and 2005, the notional amount of the uncommitted IRLC loans was $37.8 million and $32.1 million, respectively. The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in an asset of less than $0.1 million and a liability of $0.3 million at December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, we recognized $0.3 million income, $0.4 million expense and $2.6 million income, respectively, relating to marking these commitments to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At December 31, 2006, the notional amount under these FMBSs was $36.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.1 million. At December 31, 2005, the notional amount under the FMBSs was $33.0 million, and the related fair value adjustment resulted in a liability of $0.2 million. For the years ended December 31, 2006, 2005 and 2004, we recognized $0.3 million income, $0.2 million expense and $0.3 million income, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs. The notional amount of the best-efforts contracts and related mortgage loans held for sale was $9.5 million and $36.5 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a total liability of less than $0.1 million under the matched terms method of SFAS 133, with no net impact to earnings for the year ended December 31, 2006. The notional amounts of the FMBSs and the related mortgage loans held for sale were $47.7 million and $48.9 million, respectively, at December 31, 2006, and were $31.0 million and $31.5 million, respectively, at December 31, 2005. In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of December 31, 2006, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.1 million, and income of $0.1 million for the year ended December 31, 2006.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2006:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2007	2008	2009	2010	2011	Thereafter	Total	12/31/06
ASSETS:
Mortgage loans held for sale:
Fixed rate	6.08%	$57,018	$ -	$ -	$ -	$ -	$ -	$ 57,018	$ 54,926
Variable rate	5.50%	3,478	-	-	-	-	-	3,478	3,379

LIABILITIES:
Long-term debt - fixed rate	6.92%	$ 240	$261	$283	$ 306	$332	$205,521	$206,943	$187,027
Long-term debt - variable rate	6.87%	29,900	-	-	410,000	-	-	439,900	439,900

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
March 6, 2007

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004

Revenue	$1,359,293	$1,347,646	$1,174,635
Costs and expenses:
Land and housing	1,014,519	1,007,523	875,614
Impairment of inventory and investment in unconsolidated LLCs	71,750	-	-
General and administrative	103,042	80,657	64,954
Selling	93,616	83,931	74,428
Interest	16,247	14,108	8,342

Total costs and expenses	1,299,174	1,186,219	1,023,338

Income before income taxes	60,119	161,427	151,297

Provision for income taxes	21,244	60,642	59,763

Net income	$ 38,875	$ 100,785	$ 91,534

Earnings per common share:
Basic	$ 2.78	$ 7.05	$ 6.49
Diluted	$ 2.74	$ 6.93	$ 6.35

Weighted average shares outstanding:
Basic	13,970	14,302	14,107
Diluted	14,168	14,539	14,407

Dividends per common share	$ 0.10	$ 0.10	$ 0.10

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2006	2005

ASSETS:
Cash	$ 11,516	$ 25,085
Cash held in escrow	58,975	31,823
Mortgage loans held for sale	58,305	67,416
Inventories	1,184,358	1,076,132
Property and equipment - net	36,258	34,507
Investment in unconsolidated limited liability companies	49,648	49,929
Other assets	78,019	44,786
TOTAL ASSETS	$1,477,079	$1,329,678

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$ 81,200	$ 73,705
Accrued compensation	22,777	26,817
Customer deposits	19,414	35,581
Other liabilities	66,533	75,528
Community development district obligations	19,577	9,822
Obligation for consolidated inventory not owned	5,026	4,092
Notes payable banks - homebuilding operations	410,000	260,000
Note payable bank - financial services operations	29,900	46,000
Mortgage notes payable	6,944	7,165
Senior notes - net of discount of $1,344 and $1,600, respectively, at December 31, 2006 and 2005	198,656	198,400
TOTAL LIABILITIES	860,027	737,110

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred shares - $.01 par value; authorized 2,000,000 shares; none outstanding	-	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	76,282	72,470
Retained earnings	614,186	576,726
Treasury shares - at cost - 3,705,375 and 3,298,858 shares, respectively, at December 31, 2006 and 2005	(73,592)	(56,804)
TOTAL SHAREHOLDERS’ EQUITY	617,052	592,568

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,477,079	$1,329,678

See Notes to Consolidated Financial Statements.

 M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares		Additional			Total
	Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2003	14,231,935	$176	$67,026	$387,250	$(52,043)	$402,409
Net income	-	-	-	91,534	-	91,534
Dividends to shareholders, $0.10 per common share	-	-	-	(1,414)	-	(1,414)
Income tax benefit from stock options and deferred
compensation distributions	-	-	2,830	-	-	2,830
Share repurchases	(299,400)	-	-	-	(11,261)	(11,261)
Stock options exercised	139,080	-	284	-	2,359	2,643
Deferral of executive and director compensation	-	-	870	-	-	870
Executive and director deferred compensation
distributions	114,019	-	(1,937)	-	1,937	-
Balance at December 31, 2004	14,185,634	$176	$69,073	$477,370	$(59,008)	$487,611
Net income	-	-	-	100,785	-	100,785
Dividends to shareholders, $0.10 per common share	-	-	-	(1,429)	-	(1,429)
Income tax benefit from stock options and deferred
compensation distributions	-	-	1,750	-	-	1,750
Share repurchases	(9,800)	-	-	-	(392)	(392)
Stock options exercised	128,470	-	1,062	-	2,202	3,264
Deferral of executive and director compensation	-	-	979	-	-	979
Executive and director deferred compensation
distributions	22,961	-	(394)	-	394	-
Balance at December 31, 2005	14,327,265	$176	$72,470	$576,726	$(56,804)	$592,568
Net income	-	-	-	38,875	-	38,875
Dividends to shareholders, $0.10 per common share	-	-	-	(1,415)	-	(1,415)
Income tax benefit from stock options and deferred
compensation distributions	-	-	229	-	-	229
Share repurchases	(463,500)	-	-	-	(17,893)	(17,893)
Stock options exercised	28,200	-	83	-	558	641
Stock-based compensation expense	-		3,057	-	-	3,057
Deferral of executive and director compensation	-	-	990	-	-	990
Executive and director deferred compensation
distributions	28,783	-	(547)	-	547	-
Balance at December 31, 2006	13,920,748	$176	$76,282	$614,186	$(73,592)	$617,052

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$38,875	$100,785	$91,534
Adjustments to reconcile net income to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	76,326	2,826	-
Impairment of investment in unconsolidated limited liability companies	2,440	-	-
Mortgage loan originations	(666,863)	(666,684)	(695,192)
Proceeds from the sale of mortgage loans	676,418	667,186	693,203
Fair value adjustment of mortgage loans held for sale	(444)	-	-
Loss from property disposals	112	35	212
Depreciation	3,936	2,705	2,448
Amortization of intangibles, debt discount and debt issue costs	2,795	1,793	-
Stock-based compensation expense	3,057	-	-
Deferred income tax (benefit) expense	(28,216)	557	2,490
Income tax benefit from stock transactions	-	1,750	2,830
Excess tax benefits from stock-based payment arrangements	(229)	-	-
Equity in undistributed loss (income) of limited liability companies	62	(39)	157
Write-off of unamortized debt discount and financing costs	195	-	580
Change in assets and liabilities, net of effect from acquisition:
Cash held in escrow	(27,152)	(10,092)	(12,156)
Inventories	(158,236)	(230,905)	(159,605)
Other assets	(6,030)	(2,713)	(3,180)
Accounts payable	7,495	22,325	(4,317)
Customer deposits	(16,167)	10,964	2,994
Accrued compensation	(3,050)	2,095	(172)
Other liabilities	(9,336)	4,773	486
Net cash used in operating activities	(104,012)	(92,639)	(77,688)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,806)	(3,845)	(1,684)
Acquisition, net of cash acquired	-	(23,185)	-
Investment in unconsolidated limited liability companies	(17,041)	(41,972)	(19,371)
Return of investment from unconsolidated limited liability companies	89	4,878	451
Net cash used in investing activities	(21,758)	(64,124)	(20,604)

FINANCING ACTIVITIES:
Proceeds from (repayments of) bank borrowings - net	133,900	(15,402)	190,000
Principal repayments of mortgage notes payable and community development
district bond obligations	(1,357)	(542)	(29,944)
Redemption of senior notes	-	-	(50,000)
Proceeds from senior notes - net of discount of $1,774	-	198,226	-
Debt issue costs	(1,721)	(4,228)	(1,924)
Payments on capital lease obligations	(183)	-	-
Dividends paid	(1,415)	(1,429)	(1,414)
Proceeds from exercise of stock options	641	3,264	2,643
Excess tax benefits from stock-based payment arrangements	229	-	-
Share repurchases	(17,893)	(392)	(11,261)
Net cash provided by financing activities	112,201	179,497	98,100
Net (decrease) increase in cash	(13,569)	22,734	(192)
Cash balance at beginning of year	25,085	2,351	2,543
Cash balance at end of year	$11,516	$25,085	$ 2,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest - net of amount capitalized	$14,337	$ 8,247	$ 7,664
Income taxes	$57,918	$51,347	$55,029

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$10,891	$ 2,577	$ 5,057
Consolidated inventory not owned	$ 934	$ (840)	$ 4,932
Mortgage notes payable and community development district bond obligations in
connection with land acquisition - net	$ -	$ 1,525	$27,700
Capital lease obligations	$ 753	$ -	$ -
Distribution of single-family lots from unconsolidated limited liability companies	$16,609	$10,297	$ 9,622
Deferral of executive and director compensation	$ 990	$ 979	$ 870
Executive and director deferred stock distributions	$ 547	$ 394	$ 1,937

ACQUISITION:
Fair market value of assets acquired, net of cash acquired	$ -	$42,923	$ -
Goodwill	-	1,561	-
Fair market value of liabilities assumed	-	(21,299)	-
Cash paid	$ -	$23,185	$ -
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Business. M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. The Company designs, sells and builds single-family homes on finished lots, which it develops or purchases ready for home construction. The Company also purchases undeveloped land to develop into finished lots for future construction of single-family homes and, on a limited basis, for sale to others. Our homebuilding operations operate across three geographic regions in the United States. Within these regions, our operations have similar economic characteristics; therefore they have been aggregated into three reportable homebuilding segments: Midwest homebuilding, Florida homebuilding and Mid-Atlantic homebuilding.

The Company conducts mortgage financing activities through its wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), which originates mortgage loans for purchasers of the Company’s homes. The loans and the servicing rights are sold to outside mortgage lenders. The Company and M/I Financial also operate wholly- and majority-owned subsidiaries that provide title services to purchasers of the Company’s homes. In addition, the Company operates a majority-owned subsidiary that collects commissions as a broker of property and casualty insurance policies. As a broker, the Company does not retain any risk associated with these insurance policies. Our mortgage banking, title service and insurance activities have similar characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment.

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

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2006 and 2005, the majority of cash was held in one bank.

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

Mortgage Loans Held for Sale. Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property. Generally, all of the mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination. Refer to the Revenue Recognition policy described below for additional discussion.

Inventories. We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development and home construction. Inventories are recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired. In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed below. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

We assess inventories for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  For existing communities and raw land or land under development that management intends to use in homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset based on the sale of a home. If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For land that meets the criteria of held for sale, the Company records the land held for sale at the lower of its carrying value or fair value less costs to sell.  In accordance with SFAS 144, land held for sale criteria are as follows: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In performing the impairment evaluation, management uses estimates of the future projected sales price and sales pace of each existing or planned community, along with the estimated land development and home construction costs of the community.  For impairment analyses performed at December 31, 2006, we have assumed in our projections a gradual improvement in market conditions over the long term. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the land or community is not impaired in the current period, but due to the passage of time or use of different assumptions, impairment could exist. Refer to Note 3 for further discussion of our inventory.

Capitalized Interest. The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. The summary of capitalized interest is as follows:
	Year Ended December 31,
(In thousands)	2006	2005	2004
Capitalized interest, beginning of year	$19,233	$15,289	$14,094
Interest capitalized to inventory	28,957	12,208	6,416
Capitalized interest charged to cost of sales	(12,971)	(8,264)	(5,221)
Capitalized interest, end of year	$35,219	$19,233	$15,289

Interest incurred	$45,204	$26,316	$14,758

Consolidated Inventory Not Owned. The Company enters into land option agreements in the ordinary course of business in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity. Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, expected timing of our purchase of the land and assumptions about projected cash flows.

Investment in Unconsolidated Limited Liability Companies. The Company invests in entities that acquire and develop land for distribution or sale to us in connection with our homebuilding operations. In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities because they have sufficient equity to finance their operations. We must use our judgment to determine if we have substantive control over these entities. If we were to determine that we have substantive control over an entity, we would be required to consolidate the entity. Factors considered in determining whether we have substantive control or exercise significant influence over an entity include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions and continuing involvement. In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the variable interest entity. Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Investments In Common Stock,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments In Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies for potential impairment on a continuous basis.  If the fair value of the investment is less than the investment carrying value, and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distributions or sale of lots to the Company from the limited liability company, the projected fair value of the lots at the time of each distribution or sale to the Company and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value. For the impairment evaluation performed as of December 31, 2006, we have assumed in our projections a gradual improvement in market conditions over the long term. Because of the high degree of judgment involved in developing the assumptions, it is possible that the Company may determine the investment is not impaired in the current period, but due to passage of time or use of different assumptions, impairment could exist.

Property and Equipment. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following are the major classes of depreciable assets and their estimated useful lives:
	December 31,
(In thousands)	2006	2005
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	16,130	11,434
Transportation and construction equipment	22,532	22,520
Property and equipment	50,485	45,777
Accumulated depreciation	(14,227)	(11,270)
Property and equipment, net	$36,258	$34,507

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements and computer equipment	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was $3.7 million, $2.7 million and $2.4 million in 2006, 2005 and 2004, respectively.

Other Assets. Other assets includes certificates of deposit of $0.2 million and $0.4 million at December 31, 2006 and 2005, respectively, which have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use. The certificates of deposit will be released after a minimum of five years, and when there is a 95% loan to value on the related loans and there have been no late payments by the mortgagor in the last twelve months. Other Assets also includes intangible assets, goodwill, non-trade receivables, notes receivable, deposits, prepaid expenses and deferred taxes.

Other Liabilities. Other liabilities includes taxes payable, accrued self-insurance costs, accrued warranty expenses and various other miscellaneous accrued expenses.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties, and estimates its actual liability related to the guarantee, and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase, based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guarantees of the completion of land development, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain subsidiaries. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Segment Information. Our reportable business segments consist of Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services. Our homebuilding operations derive a majority of their revenue from constructing single-family homes in nine markets in the United States. Our operations in the nine markets each individually represent an operating segment in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). Prior to the fourth quarter of 2006, the Company’s homebuilding operations were aggregated into a single reportable homebuilding segment due to the manner in which the operations were managed and similar economic characteristics. During the fourth quarter of 2006, the Company’s chief operating decision makers made a decision to change how the homebuilding operations were managed and completed the implementation of a regional management structure. Due to similar economic characteristics within the homebuilding operations, the Company has aggregated the operating segments into three regions that represent the reportable homebuilding segments. The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title and insurance services. Segment information included herein is presented in accordance with SFAS 131. As required by SFAS 131, 2005 and 2004 segment information has been restated to be consistent with the 2006 reportable segments.

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), or when the loan has been sold to a third party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing. Revenue related to all other home closings initially funded by M/I Financial is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized interest, real estate taxes and indirect costs, and estimated warranty costs. All other costs are expensed as incurred. Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of Revenue in the Company’s Consolidated Statement of Income. Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2006, with stop loss insurance covering amounts in excess of $250,000 up to $1,750,000 per claim per year. Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $18.25 million in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $7.0 million, $6.4 million and $4.9 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2006, 2005 and 2004. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Amortization of Debt Issuance Costs. The costs incurred in connection with the issuance of debt are being amortized over the terms of the related debt. Unamortized debt issuance costs of $5.4 million and $5.1 million are included in Other Assets at December 31, 2006 and 2005, respectively.

Advertising and Research and Development. The Company expenses advertising and research and development costs as incurred. The Company expensed $14.0 million, $10.1 million and $10.1 million in 2006, 2005 and 2004, respectively, for advertising and expensed $3.7 million, $3.5 million and $2.5 million in 2006, 2005 and 2004, respectively, for research and development.

Derivative Financial Instruments. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy. These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives and, in accordance with SFAS 133 and related Derivatives Implementation Group conclusions, are accounted for at fair value with gains or losses recorded in current earnings. Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments. In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in financial services revenue. Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis. The delivery commitments are designated as fair value hedges of the mortgage loans held for sale, and both the delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

Earnings Per Share. In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share for the three and twelve months ended December 31, 2006 and 2005 is computed based on the weighted average common shares outstanding during each period.  Diluted earnings (loss) per share is computed based on the weighted average common shares along with the stock options, equity units and stock units as more fully describe in Note 2 (collectively “minority interests” herein) deemed outstanding during the period, plus the weighted average common shares that would be outstanding assuming the conversion of minority interests, excluding the impact of conversions if they are anti-dilutive.  The number of anti-dilutive options that require exclusion from the computation of earnings per share is summarized in the table below.   There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.

	Three Months Ended		Twelve Months Ended
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share amounts)	2006	2005	2006	2005
Basic weighted average shares outstanding	13,906	14,333	13,970	14,302
Effect of dilutive securities:
Stock option awards	-	85	71	119
Deferred compensation awards	-	120	127	118
Diluted average shares outstanding	13,906	14,538	14,168	14,539

Net income (loss)	$(10,969)	$41,315	$38,875	$100,785

Earnings (loss) per share
Basic	$ (0.79)	$ 2.88	$ 2.78	$ 7.05
Diluted	$ (0.79)	$ 2.84	$ 2.74	$ 6.93
Anti-dilutive options not included in the
calculation of diluted earnings per share	880	485	979	247

Profit Sharing.The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax salary basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended. Company contributions to the plan are made at the discretion of the Company’s Board of Directors and totaled $1.9 million, $2.7 million and $2.3 million for 2006, 2005 and 2004, respectively.
Deferred Compensation Plans. Effective November 1, 1998, the Company adopted the Executives’ Deferred Compensation Plan (the “Executive Plan”), a non-qualified deferred compensation plan. The purpose of the Executive Plan is to provide an opportunity for certain eligible employees of the Company to defer a portion of their compensation to invest in the Company’s common shares. In 1997, the Company adopted the Director Deferred Compensation Plan (the “Director Plan”) to provide its directors with an opportunity to defer their director compensation and to invest in the Company’s common shares. Further information relating to the Executive Plan and Director Plan are included in Note 2.

Stock-Based Compensation. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected term of the option. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. Prior to January 1, 2006, we accounted for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. Further information relating to stock-based compensation is included in Note 2.

Reclassifications. Certain amounts in the 2005 and 2004 Consolidated Statements of Cash Flows have been reclassified to conform to the 2006 presentation. The Company believes these reclassifications are immaterial to the Consolidated Financial Statements.

Income Taxes. Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax asset will be realized in the future.

Impact of New Accounting Standards. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS 140. SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument.SFAS 155 also improves financial reporting by allowing an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. Upon the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. SFAS 155 is effective January 1, 2007 for calendar year-end companies, with earlier adoption permitted. The Company has determined the adoption of SFAS 155 will not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which also amends SFAS 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time the entity enters into a servicing contract for financial assets that it has sold, or when the entity acquires or assumes an obligation to service a financial asset, when the related financial asset is not also recorded on the consolidated financial statements of the servicer entity. Under SFAS 156, servicing assets and liabilities must be initially recognized at fair value, with subsequent measurement using either the amortization method or fair value method as prescribed in SFAS 156. SFAS 156 is effective January 1, 2007 for calendar year-end companies, with earlier adoption permitted. The Company has determined the adoption of SFAS 156 will not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that an enterprise perform a two-step process, and provides guidance on completing the two-step process, in evaluating whether or not its tax position is in accordance with SFAS No. 109, “Accounting for Income Taxes.” The enterprise must first determine whether it is more likely than not that its current tax position will be sustained upon examination. If this position is confirmed by the enterprise, then the tax position needs to be measured to determine the amount of benefit to recognize in the financial statements. The enterprise’s tax position is measured at the largest amount of benefit that has greater than 50% likelihood of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact of this interpretation, but do not expect it to have a material impact on our financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 eliminates the diversity in the practice of quantifying an identified misstatement. SAB 108 introduces the “dual approach,” which requires quantification of errors under both the iron-curtain and the roll-over methods of quantifying misstatements. The Company adopted SAB 108 during the fourth quarter of 2006. The Company believes that the adoption of SAB 108 did not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also provides presentation and disclosure requirements that will enable users to compare similar types of assets and liabilities of different entities that have different measurement attributes. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted, provided that the entity also adopts SFAS 157 early. The Company is in the process of determining the impact the adoption of SFAS 159 will have on its financial statements.

NOTE 2. Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applied the provisions of FASB Staff Position FAS 123(R), “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Arrangements” to compute the beginning amount available for use in offsetting future tax deficiencies relating to stock-based compensation.

The Company adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. The Company’s compensation expense related to equity based awards was $3.1 million ($1.9 million after tax and $0.13 per diluted share) for the year ended December 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. For the year ended December 31, 2006, the Company’s excess tax benefits from stock-based payment arrangements were $0.2 million.

Stock Incentive Plan

As of December 31, 2006, the Company has a stock incentive plan (the 1993 Stock Incentive Plan as Amended, or the “Stock Incentive Plan”) approved by the Company’s shareholders, that includes stock options, restricted stock and stock appreciation programs, under which the maximum number of common shares that may be granted under the plan in each calendar year shall be 5% of the total issued and outstanding common shares as of the first day of each such year the plan is in effect. As of December 31, 2006, no awards have been granted under the restricted stock and stock appreciation programs. Stock options are granted at the market price of the Company’s common shares at the close of business on the date of grant. Options awarded vest 20% annually over five years and expire after ten years, with vesting accelerated upon the employee’s death or disability or upon a change of control of the Company. Shares issued upon option exercise are from treasury shares.

Following is a summary of stock option activity for the year ended December 31, 2006, relating to the stock options awarded under the Stock Incentive Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2005	780,900	$41.09
Granted	369,000	41.41
Exercised	(28,200)	22.73
Forfeited	(267,300)	44.58
Options outstanding at December 31, 2006	854,400	$40.74	7.44	3,373

Options vested or expected to vest at December 31, 2006	814,403	$40.52	7.39	$3,366

Options exercisable at December 31, 2006	448,650	$36.77	6.59	3,120

(a)	Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $0.4 million, $3.8 million and $3.4 million, respectively.

The fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:

	Year Ended December 31,
	2006	2005	2004
Expected dividend yield	0.20%	0.23%	0.26%
Risk-free interest rate	4.35%	3.77%	2.79%
Expected volatility	34.8%	29.2%	32.5%
Expected term (in years)	6.5	6	6
Weighted average grant date fair value of options granted during the period	$17.71	$19.38	$16.62

The risk-free interest rate was based upon the U.S. Treasury constant maturity rate at the date of the grant. Expected volatility was determined based on historical volatility of the Company’s common shares over the expected term of the option. For stock options granted in 2006, the Company has elected to apply the simplified method for “plain vanilla” options to determine the expected term, as provided by SEC Staff Accounting Bulletin No. 107, “Share-Based Payments.”

Total compensation expense that has been charged against income relating to the Stock Incentive Plan was $2.7 million for the year ended December 31, 2006. The total income tax benefit recognized in the Condensed Consolidated Statement of Income for this plan was $1.0 million for the year ended December 31, 2006. As of December 31, 2006, there was a total of $7.3 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.1 years.

The following table sets forth the effect on net income and earnings per share as if SFAS 123(R) had been applied to the years ended December 31, 2005 and 2004:

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004
Net income, as reported	$100,785	$91,534
Less: Total stock-based employee compensation expense determined under a fair value based method
for all awards, net of related income tax effect	1,877	721
Pro forma net income	$ 98,908	$90,813

Earnings per share:
Basic - as reported	$ 7.05	$ 6.49
Basic - pro forma	$ 6.92	$ 6.44
Diluted - as reported	$ 6.93	$ 6.35
Diluted - pro forma	$ 6.80	$ 6.30

In February 2007, the Company granted the following equity awards under the Stock Incentive Plan: (1) 214,750 stock options that vest 20% annually over five years; (2) 184,261 stock options that vest 20% annually over five years and 68,569 restricted common shares that vest 33 1/3% over three years, with the number of equity awards that will ultimately vest being based upon certain 2007 performance conditions; and (3) 52,579 stock options that vest 33 1/3% over three years.  The above equity awards were granted at a price of $33.86, which represents the closing price of the Company’s common shares on the date of the grant.

Director Equity Plan

On April 27, 2006, the Company’s shareholders approved the 2006 Director Equity Incentive Plan (the “Director Equity Plan”). The Director Equity Plan includes stock options, restricted stock, stock units and whole share programs. The maximum number of common shares that may be granted under the plan is 200,000. In August 2006, the Company awarded 11,000 stock units under the Director Equity Plan. One stock unit is the equivalent of one common share. Stock units and the related dividends will be converted to common shares upon termination of service as a director. The stock units granted under the Director Equity Plan vest immediately; therefore, compensation expense relating to the stock units issued in August 2006 was recognized entirely on the grant date. The amount of expense per stock unit was equal to the $32.31 closing price of the Company’s common shares on the date of grant, resulting in expense totaling $0.4 million for the year ended December 31, 2006.

Deferred Compensation Plans

As of December 31, 2006, the Company also has an Executive Plan and a Director Plan (together the “Plans”), which provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares. Compensation expense deferred into the Plans totaled $1.0 million for each of the years ended December 31, 2006 and 2005, and $0.9 million for the year ended December 31, 2004. The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans. One equity unit is the equivalent of one common share. Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company. Distributions from the Plans totaled $0.5 million, $0.4 million and $1.9 million, respectively, during the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, there were a total of 115,988 equity units outstanding under the Plans. The aggregate fair market value of these units at December 31, 2006, based on the closing price of the underlying common shares, was approximately $4.4 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.3 million as of December 31, 2006. Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

NOTE 3. Inventory

A summary of the Company’s inventory as of December 31, 2006 and 2005 is as follows:

	December 31,	December 31,
(In thousands)	2006	2005
Single-family lots, land and land development costs	$ 782,621	$ 754,530
Land held for sale	21,803	-
Homes under construction	347,126	294,363
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2006 - $281;
December 31, 2005 - $211)	5,522	1,455
Community development district infrastructure (Note 10)	18,525	7,634
Land purchase deposits	3,735	14,058
Consolidated inventory not owned (Note 11)	5,026	4,092
Total inventory	$1,184,358	$1,076,132

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots and lots for which development has been completed but have not yet been used to start construction of a home. During the year ended December 31, 2006, the Company recorded an impairment charge totaling $62.9 million relating to land and lots in a total of 47 communities, which the Company currently intends to use in its homebuilding activities. The breakdown of the impairment charge by segment is as follows: $17.5 million in the Midwest region, $6.9 million in the Florida region and $38.5 million in the Mid-Atlantic region. The Company determined these communities were impaired because the current carrying values exceeded the Company’s estimates of future undiscounted cash flows, and therefore the carrying values would not be recoverable. In performing the impairment evaluation, management uses estimates of the future projected sales price and sales pace of each existing or planned community, along with the estimated land development and home construction costs of the community and a risk-adjusted interest rate to discount future cash flows. We have used a discount rate ranging from 12-15% in our impairment analyses as of December 31, 2006.

Land held for sale includes land that meets all of the six criteria defined in the Inventory policy described in Note 1. In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell. During the year ended December 31, 2006, one parcel of land in the Company’s Midwest region with a then carrying value of $10.4 million was written down to fair value, resulting in an impairment charge of $1.9 million; this property was sold to a third party during the fourth quarter of 2006.  During the fourth quarter of 2006, the Company reclassified $7.5 million of land, from land held for sale to single-family lots, land and land development costs, because the criteria for classification as land held for sale were no longer met.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction. During the year ended December 31, 2006, the Company recorded an impairment charge totaling $4.5 million relating to homes under construction in a total of 31 communities. The breakdown of the impairment charge by segment is as follows: $1.4 million in the Midwest region, $0.4 million in the Florida region and $2.7 million in the Mid-Atlantic region. The Company determined these homes were impaired because the current carrying values exceeded the Company’s estimates of future undiscounted cash flows, and therefore the carrying values would not be recoverable.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits relating to such contracts. For the year ended December 31, 2006, the Company wrote-off $7.0 million related to abandoned land projects.

NOTE 4. Goodwill and Intangible Assets

The Company has recorded within Other Assets goodwill totaling $1.6 million at both December 31, 2006 and 2005, and intangible assets totaling $4.2 million (net of accumulated amortization of $2.0 million) and $5.5 million (net of accumulated amortization of $0.7 million), respectively, at December 31, 2006 and 2005. The goodwill and intangible assets relate to the Company’s acquisition of Shamrock Homes in July 2005. The intangible assets consist of the Shamrock name, being amortized over five years, and house plans, being amortized over two years. Amortization expense associated with the above intangible assets totaled $1.3 million and $0.7 million, respectively, for the years ended December 31, 2006 and 2005 and is expected to be $1.2 million during each of the years 2007,

2008 and 2009 and $0.6 million during 2010. The Company evaluates the goodwill and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of December 31, 2006, there has been no impairment recorded.

NOTE 5. Transactions with Related Parties

During 2005 and 2004, the Company sold land for approximately $0.4 million and $0.6 million, respectively, to an entity owned by a related party of one of the Company’s executive officers. These transactions were ratified by the independent members of the Board of Directors. In addition, during 2005 the Company paid $0.4 million to a related party for the assignment of a land purchase agreement to the Company.

The Company made payments in the normal course of business totaling $4.5 million, $3.8 million and $3.8 million during 2006, 2005 and 2004, respectively, to certain construction subcontractors and vendors who are related parties, for work performed in construction of certain of our homes. The Company also leased model homes, community sales offices and an administrative office from various related parties, and made payments totaling approximately $0.3 million, $0.4 million and $0.8 million during 2006, 2005 and 2004 for the use of the homes as sales models and the use of the community sales and administrative offices in our operations.

The Company made contributions totaling $0.5 million, $0.8 million and $2.0 million during 2006, 2005 and 2004, respectively, to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.

As of December 31, 2006 and 2005, the Company had receivables totaling $0.7 million and $1.0 million, respectively, due from executive officers, relating to amounts owed to the Company for split-dollar life insurance policy premiums. The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer. The receivables are recorded in Other Assets on the Consolidated Balance Sheets.

NOTE 6. Investment in Unconsolidated Limited Liability Companies

Unconsolidated Limited Liability Companies - Homebuilding

At December 31, 2006, the Company had interests ranging from 33% to 50% in limited liability companies (“LLCs”) that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and three of these LLCs have outside financing that is not guaranteed by the Company. These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and guarantees of the completion of land development, a loan maintenance and limited payment guaranty and guarantees of minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 7 below. The Company’s maximum exposure related to its investment in these entities as of December 31, 2006 is the amount invested of $49.6 million plus letters of credit of $1.9 million and the possible future obligation of $21.1 million under the guarantees and indemnifications discussed in Note 7 below. Included in the Company’s investment in LLCs at December 31, 2006 and 2005 are $1.3 million and $0.8 million, respectively, of capitalized interest and other costs. The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting. The Company received distributions totaling $16.6 million, $10.3 million and $9.6 million in developed lots at cost in 2006, 2005 and 2004, respectively.

In accordance with APB Opinion No. 18 and SEC SAB Topic 5.M, the Company evaluates its investment in unconsolidated LLCs for potential impairment. If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value. During the year ended December 31, 2006, the Company recorded $2.4 million of impairment of its investment in unconsolidated LLCs. The impairment charges related to three unconsolidated LLCs in the Company’s Midwest region and one unconsolidated LLC in the Company’s Florida region.

Summarized condensed combined financial information for the LLCs that are included in the homebuilding segments as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 is as follows:

	December 31,
(In thousands)	2006	2005
Assets:
Single-family lots, land and land development costs	$159,181	$135,661
Other assets	3,199	1,489
Total assets	$162,380	$137,150
Liabilities and partners’ equity:
Liabilities:
Notes payable	$ 62,441	$ 36,786
Other liabilities	1,493	2,519
Total liabilities	63,934	39,305
Partners’ equity:
Company’s equity	49,648	49,910
Other equity	48,798	47,935
Total partners’ equity	98,446	97,845
Total liabilities and partners’ equity	$162,380	$137,150

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Revenue	$275	$ -	$ 2
Costs and expenses	301	54	139
Loss	$ (26)	$(54)	$(137)

The Company’s total equity in the loss relating to the above homebuilding LLCs was approximately $0.1 million in each of the years ended December 31, 2006, 2005 and 2004.

Unconsolidated Limited Liability Company - Title Operations

During 2006, the Company liquidated its investment in an unconsolidated title agency that provided title services for certain land transactions. There was no material impact to the Company as a result of this liquidation. As of December 31, 2005, M/I Financial owned a 49.9% interest in one unconsolidated title insurance agency that engaged in title and closing services for the Company, with a total investment of $19,000. The total assets and corresponding total liabilities and partners’ equity for our unconsolidated title agencies was approximately $5,000 as of December 31, 2005. Approximately $5,000, $36,000 and $0.1 million of title insurance premiums and closing fees were paid to our unconsolidated title agencies in 2006, 2005 and 2004, respectively.

Summarized condensed combined statements of operations for our unconsolidated title agencies for each of the three years in the period ended December 31, 2006 is as follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Revenue	$ 9	$87	$243
Costs and expenses	12	19	42
(Loss)/Income	$(3)	$68	$201

The Company’s total equity in the income relating to the above title companies was $23,000 in 2005. The Company’s total equity in the loss relating to the above unconsolidated title companies was $2,000 in 2006 and $45,000 in 2004.

NOTE 7. Guarantees and Indemnities

Warranty. The Company provides a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed prior to 1998) and a thirty-year transferable (for homes closed after 1998) limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs to be incurred during the warranty period. The reserve amounts are based upon historical experience and geographic location. The summary of warranty activity is as follows:

	Year Ended December 31,
(In thousands)	2006	2005
Warranty accruals, beginning of year	$13,940	$13,767
Warranty expense on homes delivered during the period	9,899	10,429
Changes in estimates for pre-existing warranties	(272)	405
Settlements made during the period	(9,472)	(10,661)
Warranty accruals, end of year	$14,095	$13,940

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $174.0 million and $67.2 million were covered under the above guarantee as of December 31, 2006 and 2005, respectively. A portion of the revenue paid to M/I Financial for providing the guarantee on the above loans was deferred at December 31, 2006, and will be recognized in income as M/I Financial is released from its obligation under the guarantee. M/I Financial has not repurchased any loans under the above agreements in 2006 or 2005, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these loans indemnified was approximately $2.4 million and $2.6 million as of December 31, 2006 and 2005, respectively, relating to the above agreements. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $2.1 million and $2.8 million at December 31, 2006 and 2005, respectively, and would be offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the Company’s purchase of that land. In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty, and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs. Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the completion guarantees was approximately $11.1 million and $26.7 million as of December 31, 2006 and 2005, respectively. The risk associated with these guarantees is offset by the value of the underlying assets. Under the loan maintenance guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold. As of December 31, 2006, the total maximum amount of future payments the Company could be required to make under the loan maintenance guaranty was approximately $10.0 million. Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, completion guarantees and loan maintenance guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.5 million and $2.8 million at December 31, 2006 and 2005, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million. The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 8. Commitments and Contingencies

At December 31, 2006, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 1,523 homes with an aggregate sales price of approximately $533.0 million. Based on our current housing gross margin of 22.2%, excluding the charge for impairment of inventory, plus variable selling costs of 4.1% of revenue, less payments to date on homes in backlog of $247.9 million, we estimate payments totaling approximately $188.2 million to be made in 2007 relating to those homes. At December 31, 2006, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $150.0 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At December 31, 2006, the Company had outstanding approximately $153.4 million of completion bonds and standby letters of credit that expire at various times through October 2011. Included in this total are: $115.9 million of performance bonds and $21.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $1.9 million share of our LLCs’ letters of credit); $9.8 million of financial letters of credit, of which $4.6 million represent deposits on land and lot purchase agreements; and $5.8 million of financial bonds.

At December 31, 2006, the Company has outstanding $2.1 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties. No interest or principal is due until the time of default. In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At December 31, 2006, the Company has $0.2 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions incidental to the Company’s business. Certain of the liabilities resulting from these actions are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s net income for the periods in which the matters are resolved.

NOTE 9. Lease Commitments

Operating Leases. The Company leases various office facilities, automobiles, model furnishings and model homes under operating leases with remaining terms of one to eight years. The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  The Company records the sale of the home at the time of the home closing, and defers profit on the sale, which is subsequently recognized over the lease term, in accordance with SFAS 66 and SFAS No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases- an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11".

At December 31, 2006, the future minimum rental commitments totaled $24.5 million under non-cancelable operating leases with initial terms in excess of one year as follows: 2007 - $8.4 million; 2008 - $4.6 million; 2009 - $2.9 million; 2010 - $2.7 million; 2011 - $2.7 million; and $3.2 million thereafter. The Company’s total rental expense was $12.9 million, $10.9 million and $9.1 million for 2006, 2005 and 2004, respectively.

Capital Leases. During 2006, the Company entered into various model furnishing leases that meet the criteria for recording as capital leases. At December 31, 2006, the Company had recorded in Other Liabilities $0.6 million of capital lease obligations, with future minimum rental commitments of $0.4 million in 2007 and $0.2 million in 2008.

NOTE 10. Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. Following are details relating to the CDD bond obligations issued and outstanding as of December 31, 2006:

Issue Date	Maturity Date	Interest Rate	Principal Amount (In thousands)
5/1/2004	5/1/2035	6.00%	$ 9,405
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/1/2006	5/1/2037	5.35%	22,685
Total CDD bond obligations issued and outstanding as of December 31, 2006			$46,905

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded an $18.5 million liability related to these CDD bond obligations as of December 31, 2006, along with the related inventory infrastructure.

In addition, at December 31, 2006, the Company had outstanding a $1.1 million CDD bond obligation in connection with the purchase of land. This obligation bears interest at a rate of 5.5% and matures November 1, 2010. As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

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

As of December 31, 2006 and 2005, the Company had recorded $3.3 million and $4.1 million, respectively, within Inventory on the Consolidated Balance Sheet, representing the fair value of land under contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheet.

As of December 31, 2006, the Company also had recorded within Inventory on the Consolidated Balance Sheet $1.7 million of land for which the Company does not have title because the land was sold to a third party with an option to repurchase developed lots. In accordance with SFAS 66, the Company has continuing involvement in the land as a result of the repurchase option, and therefore is not permitted to recognize the sale of the land. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheet.

NOTE 12. Notes Payable Banks

On October 6, 2006, the Company amended and restated its existing credit agreement (“the Credit Facility”) resulting in a maximum borrowing amount of $650.0 million. The Credit Facility also provides for the ability to increase the loan capacity from $650.0 million to up to $1.0 billion upon request by the Company and approval by the lender(s).  There are nineteen banks party to the agreement.  The Credit Facility matures in October 2010.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points. The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points. Under the Credit Facility, borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the MIF Credit Facility (as defined below)). As of December 31, 2006, the Credit Facility capacity was $650.0 million, compared to the calculated borrowing base of $738.5 million, the borrowing base indebtedness was $627.0 million and the resulting borrowing availability was $111.6 million. The Credit Facility contains covenants that require the Company, among other things, to maintain minimum net worth amounts and to maintain certain financial ratios. Currently, we believe the most restrictive covenant of the Credit Facility is interest coverage. Under this covenant, the Company is required to maintain, on a rolling four quarter basis, interest coverage of two times earnings before interest, taxes, depreciation, amortization and non-cash charges (as defined in the Credit Facility). The Company monitors this and all other covenant requirements closely. The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time. The Company is required under the Credit Facility to maintain a certain amount of tangible net worth, and as of December 31, 2006, had approximately $117.8 million available for payment of dividends. As of December 31, 2006, the Company was in compliance with all covenants of the Credit Facility. As of December 31, 2006 and 2005, the outstanding borrowings had weighted average interest rates of 6.88% and 5.80%, respectively.

At December 31, 2006, there was $29.9 million outstanding under the existing $65.0 million M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”). The $65.0 million borrowing capacity represented a temporary increase in M/I Financial’s loan agreement for the period December 15, 2006 through January 15, 2007 due to anticipated higher borrowing needs at December 31, 2006. The MIF Credit Facility borrowing capacity is $40.0 million exclusive of the temporary increase discussed above. The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%. The MIF Credit Facility expires April 26, 2007. As of December 31, 2006, the borrowing base was $55.1 million with availability of $25.2 million under the borrowing base calculation. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios. As of December 31, 2006, the Company was in compliance with all restrictive covenants of the MIF Credit Facility. As of December 31, 2006 and 2005, the outstanding borrowings had weighted average interest rates of 6.69% and 5.87%, respectively.

The annual weighted average interest rate for the Company’s bank borrowings was 7.2%, 5.6% and 4.8% for the years ended December 31, 2006, 2005 and 2004, respectively, which includes the interest rate swaps in effect through the third quarter of 2004. Average bank borrowings were $422.9 million in 2006, $272.7 million in 2005 and $185.6 million in 2004.

NOTE 13. Mortgage Notes Payable

As of December 31, 2006 and 2005, the Company had outstanding a building mortgage note payable in the principal amount of $6.9 million and $7.2 million, respectively, with a fixed interest rate of 8.117% and maturity date of April 1, 2017. The book value of the collateral securing this note was $10.9 million at both December 31, 2006 and 2005.

NOTE 14. Senior Notes

At both December 31, 2006 and 2005, there were $200 million of 6.875% senior notes outstanding.  The senior notes are due April 2012 and are fully and unconditionally guaranteed jointly and severally by substantially all of the Company’s wholly-owned subsidiaries.  Certain of the Company’s subsidiary guarantors are required, in accordance with specific contractual agreements, to maintain minimum levels of net worth, totaling $33.5 million as of December 31, 2006.  In addition, the Company is required under its Credit Facility and other contractual agreements, to maintain a total minimum net worth of approximately $487.6 as of December 31, 2006.  The senior notes contain covenants that place limitations on the incurrence of additional indebtedness, payment of dividends, asset dispositions, certain investments and creations of liens, among other items.  The Company may redeem the senior notes, in whole or in part, at any time before April 2012 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the date of the redemption, if any, plus a “make-whole” premium based on U.S. Treasury Rates.  As of December 31, 2006, the Company was in compliance with all restrictive covenants of the senior notes.

NOTE 15. Universal Shelf Registration

In April 2002, the Company filed a $150 million universal shelf registration statement with the SEC. Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities. Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders. This shelf registration should allow the Company to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions. No debt or equity securities have been offered for sale as of December 31, 2006.

NOTE 16. Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 2,000,000 shares of preferred stock, par value $.01 per share. The Board of Directors of the Company is authorized, without further shareholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereon, of any series so established, including dividend rights, liquidation preferences, redemption rights and conversion privileges.

NOTE 17. Income Taxes

The provision for income taxes consists of the following:
	Year Ended December 31,
(In thousands)	2006	2005	2004
Federal	$17,494	$52,124	$48,771
State and local	3,750	8,518	10,992
Total	$21,244	$60,642	$59,763

	Year Ended December 31,
(In thousands)	2006	2005	2004
Current	$49,460	$60,085	$57,273
Deferred	(28,216)	557	2,490
Total	$21,244	$60,642	$59,763

For the years ended December 31, 2006, 2005 and 2004, the Company’s effective tax rate was 35.3%, 37.6% and 39.5%, respectively, with the decreases in each year resulting from the manufacturing credit established by the 2004 American Jobs Creation Act, a change in the State of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, and the settlement of certain state tax-related items. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated provision for income taxes are as follows:
	Year Ended December 31,
(In thousands)	2006	2005	2004
Federal taxes at statutory rate	$21,042	$56,500	$52,954
Manufacturing credit	(1,354)	(1,540)	-
State and local taxes - net of federal tax benefit	2,438	5,537	7,145
Other	(882)	145	(336)
Total	$21,244	$60,642	$59,763

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:
	December 31,
(In thousands)	2006	2005
Deferred tax assets:
Warranty, insurance and other accruals	$ 9,796	$8,405
Inventories	31,200	3,660
State taxes	145	1,424
Deferred charges	3,257	3,573
Total deferred tax assets	44,398	17,062
Deferred tax liabilities:
Depreciation	7,084	7,166
Prepaid expenses	625	1,423
Total deferred tax liabilities	7,709	8,589
Net deferred tax asset	$36,689	$8,473

The Company records the net deferred tax asset in Other Assets on the Consolidated Balance Sheet.

NOTE 18. Financial Instruments

Mortgage loans held for sale. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered either through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $9.5 million and $36.5 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a total liability of less than $0.1 million under the matched terms method of SFAS 133, with no net impact to earnings for the year ended December 31, 2006.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $47.7 million and $48.9 million, respectively, at December 31, 2006, and were $31.0 million and $31.5 million, respectively, at December 31, 2005. In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of December 31, 2006, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.1 million, and income of $0.1 million for the year ended December 31, 2006.

Loan commitments. To meet financing needs of our home-buying customers, M/I Financial is party to IRLCs, which are extended to certain customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Certain IRLCs are committed to a specific third-party investor and are matched with best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $10.2 million and $52.8 million at December 31, 2006 and 2005, respectively. Both the IRLCs and the best-efforts whole loan delivery contracts are derivatives and are recorded at fair value with changes in fair value recorded in financial services revenue. At December 31, 2006, the fair value of the committed IRLCs resulted in an asset of $0.1 million and the related best-efforts whole loan delivery commitments resulted in a liability of $0.1 million. At December 31, 2005, the fair value of the committed IRLCs resulted in a liability of $0.6 million and the fair value of the related best-efforts whole loan delivery commitments resulted in an offsetting asset of $0.6 million. For the years ended December 31, 2006 and 2005, the Company recognized less than $0.1 million income and $0.1 million expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market. For the year ended December 31, 2004, the Company recognized no net gain or loss relating to marking these committed IRLCs and the related best-efforts contracts to market.

The IRLCs that are not committed to a third-party investor under best-efforts whole loan delivery commitments (the “uncommitted IRLCs”) are derivatives and are recorded at fair value with changes in fair value recorded in financial services revenue. At December 31, 2006 and 2005, the notional amount of the uncommitted IRLC loans was $37.8 million and $32.1 million, respectively. The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in an asset of less than $0.1 million and a liability of $0.3 million at December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $0.3 million income, $0.4 million expense and $2.6 million income, respectively, relating to marking these commitments to market.

FMBSs are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in financial services revenue. At December 31, 2006, the notional amount under the FMBSs was $36.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.1 million. At December 31, 2005, the notional amount under the FMBSs was $33.0 million, and the related fair value adjustment resulted in a liability of $0.2 million. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $0.3 million income, $0.2 million expense and $0.3 million income, respectively, relating to marking these FMBSs to market.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2006 and 2005. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including cash in escrow	$ 70,491	$ 70,491	$ 56,908	$ 56,908
Mortgage loans held for sale	58,305	58,305	67,416	67,416
Other assets	71,645	71,558	44,168	43,814
Notes receivable	6,080	5,919	-	-
Commitments to extend real estate loans	96	96	-	-
Best-effects contracts for commited IRLCs mortgage loans held for sale	-	-	618	618
Forward sale of mortgage-backed securities	198	198	-	-
Liabilities:
Notes payable banks	439,900	439,900	306,000	306,000
Mortgage notes payable	6,944	7,277	7,165	8,092
Senior notes	198,656	179,750	198,400	179,250
Commitments to extend real estate loans	-	-	897	897
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	88	88	-	-
Forward sale of mortgage-backed securities	-	-	209	209
Other liabilities	108,636	108,636	136,820	136,820
Off-Balance Sheet Financial Instruments:
Letters of credit	-	1,432	-	1,571

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2006 and 2005:

Cash, Cash Held in Escrow and Other Liabilities. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at December 31, 2006 and 2005.

Other Assets and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts.

Notes Payable Banks. The interest rate currently available to the Company fluctuates with the Alternate Base Rate or Eurodollar Rate (for the Credit Facility) and the Prime Rate or LIBOR (for the MIF Credit Facility), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable. The estimated fair value was determined by calculating the present value of the future cash flows.

Letters of Credit. Letters of credit and outstanding completion bonds of $153.4 million and $158.3 million represent potential commitments at December 31, 2006 and 2005, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 19. Business Segments

In conformity with SFAS 131, the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The accounting policies of the segments are the same as those described in Note 1. During the fourth quarter of 2006, the Company realigned the homebuilding operations from a single reportable homebuilding segment into a regional structure with each region having a regional president. The Company’s homebuilding regions are Midwest, Florida North, Florida South and Mid-Atlantic. Following the implementation of this new regional structure, the Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) our nine individual homebuilding operating segment results and results of the financial services operation; (2) our four homebuilding regions; and (3) consolidated financial results. As a result of this evaluation, effective beginning the fourth quarter of 2006, we have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations. The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131. We have also aggregated our Florida North and Florida South regions into a single Florida homebuilding reportable segment in accordance with the aggregation criteria set forth in SFAS 131. Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	West Palm Beach, Florida	Raleigh, North Carolina

As required by SFAS 131, the Company has restated its 2005 and 2004 segment information consistent with the current reportable segment structure. This segment restatement has no effect on the Company’s financial position, results of operations or cash flow for the periods presented.

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

The chief operating decision makers utilize operating income, defined as income before interest and income taxes, as a performance measure.

	Year Ended December 31,
(In thousands)	2006	2005	2004
Revenue:
Midwest homebuilding	$ 493,156	$ 650,689	$ 700,549
Florida homebuilding	582,146	382,514	267,709
Mid-Atlantic homebuilding	260,059	286,926	195,853
Other homebuilding - unallocated (a)	647	6,622	(13,975)
Financial services	27,125	28,635	32,909
Intercompany eliminations	(3,840)	(7,740)	(8,410)
Total revenue	$1,359,293	$1,347,646	$1,174,635

Operating income (loss):
Midwest homebuilding (b)	$ 897	$ 74,652	$ 95,410
Florida homebuilding (b)	115,643	62,432	44,834
Mid-Atlantic homebuilding (b)	(21,955)	46,601	24,665
Other homebuilding - unallocated (a)	156	1,234	(2,278)
Financial services	15,816	18,420	21,922
Less: Corporate selling, general and administrative expense	(34,191)	(27,804)	(24,914)
Total operating income	$ 76,366	$ 175,535	$ 159,639

	Year Ended December 31,
(In thousands)	2006	2005	2004
Interest expense:
Midwest homebuilding	$ 6,408	$ 6,793	$ 4,729
Florida homebuilding	5,049	3,190	1,538
Mid-Atlantic homebuilding	4,384	3,754	1,785
Financial services	406	371	290
Total interest expense	$ 16,247	$ 14,108	$ 8,342

Total income before taxes	$ 60,119	$ 161,427	$151,297

Assets:
Midwest homebuilding	$ 432,572	$ 467,824	$411,669
Florida homebuilding	514,235	405,222	213,594
Mid-Atlantic homebuilding	349,929	299,789	241,321
Financial services	64,998	77,111	76,921
Corporate	115,345	79,732	35,021
Total assets	$1,477,079	$1,329,678	$978,526

Investment in unconsolidated LLCs:
Midwest homebuilding	$ 17,570	$ 20,160	$ 12,725
Florida homebuilding	32,078	29,750	10,346
Mid-Atlantic homebuilding	-	-	-
Financial services	-	19	22
Total investment in unconsolidated LLCs	$ 49,648	$ 49,929	$ 23,093

Depreciation and amortization:
Midwest homebuilding	$ 182	$ 148	$ 154
Florida homebuilding	1,693	835	108
Mid-Atlantic homebuilding	244	46	33
Financial services	383	88	112
Corporate	4,229	3,381	2,041
Total depreciation and amortization	$ 6,731	$ 4,498	$ 2,448

(a) Other homebuilding - unallocated consists of the net impact in the period due to timing of homes delivered with low down-payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party. In accordance with SFAS 66 and SFAS 140, recognition of such revenue must be deferred until the related loan is sold to a third party. Refer to the Revenue Recognition policy described in Note 1 for further discussion.

(b) 2006 includes the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs. These charges reduced operating income by $25.0 million in the Midwest region, $11.9 million in the Florida region and $41.9 million in the Mid-Atlantic region.

NOTE 20. Subsequent Events

On February 13, 2007, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common shares on April 2, 2007, payable on April 19, 2007.

Supplementary Financial Data

The following tables set forth our selected consolidated financial and operating data for the periods indicated. These tables should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
New contracts	353	571	764	1,137
Homes delivered	1,363	927	987	832
Backlog at end of period	1,523	2,533	2,889	3,112
Revenue	$482,256	$306,188	$311,794	$259,055
Gross margin (a)	$ 43,194	$ 73,155	$ 85,986	$ 70,689
Net income (loss) (a)	$ (10,969)	$ 15,185	$ 18,281	$ 16,378
Earnings per common share:
Basic (a)	$ (0.79)	$ 1.09	$ 1.31	$ 1.16
Diluted (a)	$ (0.79)	$ 1.08	$ 1.29	$ 1.14
Weighted average common shares outstanding
(In thousands):
Basic	13,906	13,892	13,973	14,110
Diluted	13,906	14,078	14,174	14,313
Dividends per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
(Dollars in thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
New contracts	901	1,163	1,172	1,078
Homes delivered	1,616	1,047	853	775
Backlog at end of period	2,807	3,522	3,310	2,991
Revenue	$507,770	$332,478	$265,999	$241,399
Gross margin	$126,937	$ 84,748	$ 67,713	$ 60,725
Net income	$ 41,315	$ 25,079	$ 17,645	$ 16,746
Earnings per common share:
Basic	$ 2.88	$ 1.75	$ 1.23	$ 1.18
Diluted	$ 2.84	$ 1.72	$ 1.21	$ 1.16
Weighted average common shares outstanding
(In thousands):
Basic	14,333	14,325	14,308	14,238
Diluted	14,538	14,577	14,531	14,498
Dividends per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

(a)
Fourth quarter of 2006 includes the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs, and the write-off of land deposits and pre-acquisition costs. These charges reduced gross margin by $69.8 million, net income by $45.9 million and earnings per diluted share by $3.25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants during the years ended December 31, 2006 and 2005.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision, and with the participation, of the Company's management, including the principal executive officer and the principal financial officer. Based on that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, with participation of the principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 66 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During 2005, the Company began the implementation of a new computer system that will be used by our homebuilding operations to help manage the sale and construction of homes and is being integrated with our existing accounting system. The implementation was phased into each of our homebuilding divisions during 2005 and 2006. During the fourth quarter of 2006, the new system was implemented in two of our homebuilding divisions (in addition to previously being implemented in eight divisions during 2005 and the first nine months of 2006), resulting in changes in our internal control over financial reporting. The implementation of this new system for our homebuilding operations included deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure continuing integrity of data used in financial reporting. In addition, certain changes in responsibility for performing internal control procedures occurred during the fourth quarter of 2006 as a result of various workforce reductions, primarily in our Midwest region, and changes in management in certain of our homebuilding operations and in our accounting operations. Management, with participation of the principal executive and principal financial officers, has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that has not been reported on a Form 8-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of M/I Homes, Inc.
Columbus, Ohio

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that M/I Homes, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
March 6, 2007

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and all employees of the Company. The Code of Business Conduct and Ethics is posted on our website, mihomes.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website. Copies of the Code of Business Conduct and Ethics will be provided free of charge upon written request directed to Investor Relations, M/I Homes, Inc., 3 Easton Oval, Suite 500, Columbus, OH 43219.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(1) The following financial statements are contained in Item 8:
		Page in
		this
	Financial Statements	Report

	Report of Independent Registered Public Accounting Firm	37
	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	38
	Consolidated Balance Sheets as of December 31, 2006 and 2005	39
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	40
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	41
	Notes to Consolidated Financial Statements	42-62
	Supplementary Financial Data	63

(2)	Financial Statement Schedules:

	None required.

(3)	Exhibits:

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

3.4
Amendment to Article First of the Company’s Amended and Restated Articles of Incorporation dated January 9, 2004, hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

10.6*	Fifth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated November 7, 2006. (Filed herewith.)

10.7*	Sixth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated December 13, 2006. (Filed herewith.)

10.8
Second Amended and Restated Credit Agreement effective as of October 6, 2006 by and among M/I Homes, Inc., as borrower; JPMorgan Chase Bank, N.A. as agent for the lenders and Wachovia Bank National Association, as syndication agent; The Huntington National Bank, KeyBank National Association, Charter One Bank, N.A. SunTrust Bank, AmSouth Bank, Bank of Montreal, Guaranty Bank, National City Bank and U.S. Bank National Association, as co-agents; JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, The Huntington National Bank, KeyBank National Association, Charter One Bank, N.A., SunTrust Bank, AmSouth Bank, Bank of Montreal, Guaranty Bank, National City Bank, U.S. Bank National Association, LaSalle Bank National Association, PNC Bank, N.A., City National Bank, Fifth Third Bank, Franklin Bank, S.S.B., Comerica Bank, and Bank United, F.S.B., as banks; and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner, incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated as of October 6, 2006.

10.9
Amendment to Second Amended and Restated Credit Agreement effective as of December 22, 2006 by and among M/I Homes, Inc. as borrower and JPMorgan Chase Bank, N.A. as agent, and the lenders party to that certain Second Amended and Restated Credit Agreement dated October 6, 2006. (Filed herewith.)

10.10
First Amended and Restated Revolving Credit Agreement Among M/I Financial, Corp. and M/I Homes, Inc., as the Borrowers, and Guaranty Bank, hereby incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K dated as of April 27, 2006.

10.11*
M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated April 22, 1999, hereby incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.12*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.13*
Second Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14*
Third Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated April 27, 2006, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.15	M/I Homes, Inc. 2006 Director Equity Incentive Plan, hereby incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K dated as of April 27, 2006.

10.16	First Amendment to the M/I Homes, Inc. 2006 Director Equity Incentive Plan, hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated as of April 27, 2006.

10.17	M/I Homes, Inc. Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.18
First Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated February 16, 1999, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.19
Second Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated July 1, 2001, hereby incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.20
Third Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated January 1, 2005, hereby incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.21*
Amended and Restated M/I Homes, Inc. Executives’ Deferred Compensation Plan dated April 18, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.22*
First Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated July 1, 2001, hereby incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.23*
Second Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated June 19, 2002, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.24*
Third Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated as of March 8, 2004, hereby incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.25*
Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein as Trustee, of the Robert H. Schottenstein 1996 Insurance Trust dated September 24, 1997, hereby incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In 2004, the Trustee changed to Steven Schottenstein but did not require amendment to the original agreement.

10.26*
Change of Control Agreement between the Company and Phillip G. Creek dated as of March 8, 2004, hereby incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.27*	Chief Operating Officers Separation Agreement effective July 25, 2006, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of July 27, 2006.

10.28*	M/I Homes, Inc. 2004 Executive Officers Compensation Plan, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.29*
The Company’s 2006 Award Formulas and Performance Goals for the Chairman and Chief Executive Officer, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 13, 2006.

10.30*
The Company’s 2006 Award Formulas and Performance Goals for the Vice Chairman and Chief Operating Officer, hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 13, 2006.

10.31*
The Company’s 2006 Award Formulas and Performance Goals for the Senior Vice President and Chief Financial Officer, hereby incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 13, 2006.

10.32*
The Company’s 2006 Award Formulas and Performance Goals for the Senior Vice President, General Counsel and Secretary, hereby incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated February 13, 2006.

10.33*	M/I Homes, Inc. President’s Circle Bonus Pool Plan, hereby incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated February 13, 2006.

11	Earnings Per Share Calculations. (Filed herewith.)

21	Subsidiaries of Company. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits

Reference is made to Item 15(a)(3) above. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.6	Fifth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated November 7, 2006.

10.7	Sixth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated December 13, 2006.

10.9
Amendment to Second Amended and Restated Credit Agreement effective as of December 22, 2006 by and among M/I Homes, Inc. as borrower and JPMorgan Chase Bank, N.A. as agent, and the lenders party to that certain Second Amended and Restated Credit Agreement dated October 6, 2006.

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

(c) Financial Statement Schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 6th day of March 2007.
M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 2007.

NAME AND TITLE	NAME AND TITLE

JOSEPH A. ALUTTO*	/s/Robert H. Schottenstein
Joseph A. Alutto	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
FRIEDRICH K. M. BÖHM*	(Principal Executive Officer)
Friedrich K. M. Böhm
Director	/s/Phillip G. Creek
Phillip G. Creek
YVETTE MCGEE BROWN*	Senior Vice President,
Yvette McGee Brown	Chief Financial Officer and Director
Director	(Principal Financial Officer)

THOMAS D. IGOE*	/s/Ann Marie W. Hunker
Thomas D. Igoe	Ann Marie W. Hunker
Director	Corporate Controller
(Principal Accounting Officer)
J. THOMAS MASON*
J. Thomas Mason
Senior Vice President, General
Counsel and Director

JEFFREY H. MIRO*
Jeffrey H. Miro
Director

NORMAN L. TRAEGER*
Norman L. Traeger
Director

*The above-named Directors and Officers of the registrant execute this report by Robert H. Schottenstein and Phillip G. Creek, their Attorneys-in-Fact, pursuant to powers of attorney executed by the above-named Directors and Officers and filed with the Securities and Exchange Commission as Exhibit 24 to this report.

By:	/s/Robert H. Schottenstein	By:	/s/Phillip G. Creek
	Robert H. Schottenstein, Attorney-In-Fact		Phillip G. Creek, Attorney-In-Fact