Form 10-Q
period 2007-03-31
M I HOMES INC
filed 2007-05-10
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one.):
Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares, par value $.01 per share: 14,040,918 shares outstanding as of April 30, 2007

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2007 (Unaudited) and December 31, 2006	3

		Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the
		Three Months Ended March 31, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

	Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	35

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 3.	Defaults Upon Senior Securities	36

	Item 4.	Submission of Matters to a Vote of Security Holders	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	36

Signatures			37

Exhibit Index			38

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$ 4,235	$ 11,516
Cash held in escrow	17,041	58,975
Mortgage loans held for sale	30,172	58,305
Inventories	1,177,742	1,184,358
Property and equipment - net	36,169	36,258
Investment in unconsolidated limited liability companies	50,615	49,648
Other assets	79,669	78,019
TOTAL ASSETS	$1,395,643	$1,477,079

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$ 81,774	$ 81,200
Accrued compensation	4,868	22,777
Customer deposits	18,523	19,414
Other liabilities	57,546	66,533
Community development district obligations	19,364	19,577
Obligation for consolidated inventory not owned	5,102	5,026
Notes payable banks - homebuilding operations	280,000	410,000
Note payable bank - financial services operations	5,200	29,900
Mortgage notes payable	6,885	6,944
Senior notes - net of discount of $1,280 and $1,344, respectively, at March 31, 2007 and December 31, 2006	198,720	198,656
TOTAL LIABILITIES	677,982	860,027

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 and -0- shares, respectively, at
March 31, 2007 and December 31, 2006	96,325	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	76,301	76,282
Retained earnings	616,065	614,186
Treasury shares - at cost 3,585,205 and 3,705,375 shares, respectively, at March 31, 2007 and December 31, 2006	(71,206)	(73,592)
TOTAL SHAREHOLDERS’ EQUITY	717,661	617,052

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,395,643	$1,477,079

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$224,459	$259,055

Costs and expenses:
Land and housing	176,866	188,366
General and administrative	21,764	20,199
Selling	17,979	20,913
Interest	4,251	3,161

Total costs and expenses	220,860	232,639

Income before income taxes	3,599	26,416
Provision for income taxes	1,369	10,038

Net income	$ 2,230	$ 16,378

Earnings per common share:
Basic	$ 0.16	$ 1.16
Diluted	$ 0.16	$ 1.14

Weighted average shares outstanding:
Basic	13,943	14,110
Diluted	14,120	14,313

Dividends per common share	$ 0.025	$ 0.025

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three Months Ended March 31, 2007
(Unaudited)
	Preferred Shares		Common Shares
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
Dollars in thousands, except per share amounts	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2006	-	$ -	13,920,748	$176	$76,282	$614,186	$(73,592)	$617,052
Net income	-	-	-	-	-	2,230	-	2,230
Preferred shares issued, net of issuance costs of $3,675	4,000	96,325	-	-	-	-	-	96,325
Dividends to shareholders, $0.025 per common share	-	-	-	-	-	(351)	-	(351)
Income tax benefit from stock options and deferred
compensation distributions	-	-	-	-	101	-	-	101
Stock options exercised	-	-	32,300	-	103	-	641	744
Restricted shares issued	-	-	66,854	-	(1,328)	-	1,328	-
Stock-based compensation expense	-	-	-	-	976	-	-	976
Deferral of executive and director compensation	-	-	-	-	584	-	-	584
Executive and director deferred compensation distributions	-	-	21,016	-	(417)	-	417	-
Balance at March 31, 2007	4,000	$96,325	14,040,918	$176	$76,301	$616,065	$(71,206)	$717,661

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$ 2,230	$16,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	2,200	141
Mortgage loan originations	(118,385)	(120,462)
Proceeds from the sale of mortgage loans	146,232	157,863
Fair value adjustment of mortgage loans held for sale	286	-
Loss from property disposals	82	72
Depreciation	1,225	850
Amortization of intangibles, debt discount and debt issue costs	700	695
Stock-based compensation expense	976	909
Deferred income tax expense	2,319	2,660
Excess tax benefits from stock-based payment arrangements	(101)	(105)
Equity in undistributed loss of limited liability companies	81	49
Change in assets and liabilities:
Cash held in escrow	41,934	10,629
Inventories	6,348	(148,555)
Other assets	(5,567)	269
Accounts payable	574	15,123
Customer deposits	(891)	686
Accrued compensation	(17,325)	(20,734)
Other liabilities	(9,722)	(13,873)
Net cash provided by (used in) operating activities	53,196	(97,405)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,017)	(1,657)
Investment in unconsolidated limited liability companies	(1,252)	(6,753)
Return of investment from unconsolidated limited liability companies	35	15
Net cash used in investing activities	(2,234)	(8,395)

FINANCING ACTIVITIES:
Net (repayments of) proceeds from bank borrowings	(154,700)	105,500
Principal repayments of mortgage notes payable and community development district bond obligations	(130)	(1,013)
Proceeds from preferred shares issuance - net of issuance costs of $3,675	96,325	-
Debt issue costs	(38)	(27)
Payments on capital lease obligations	(194)	-
Dividends paid	(351)	(361)
Proceeds from exercise of stock options	744	-
Excess tax benefits from stock-based payment arrangements	101	105
Share repurchases	-	(13,206)
Net cash provided by (used in) financing activities	(58,243)	90,998
Net decrease in cash	(7,281)	(14,802)
Cash balance at beginning of period	11,516	25,085
Cash balance at end of period	$ 4,235	$10,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest - net of amount capitalized	$ 1,149	$ 1,117
Income taxes	$ 10,011	$19,847

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$ (142)	$ 1,432
Consolidated inventory not owned	$ 76	$ (210)
Capital lease obligations	$ 1,030	$ -
Distribution of single-family lots from unconsolidated limited liability companies	$ 169	$ 5,913
Deferral of executive and director compensation	$ 584	$ 760
Executive and director deferred compensation distributions	$ 417	$ 389

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“the “2006 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” in Part I of this report, in “Item 1A. Risk Factors” in Part II of this report and in “Item 1A. Risk Factors” in Part I of our 2006 Form 10-K.

NOTE 2. Stock-Based Compensation

On February 13, 2007, the Company made the following awards under the Company’s 1993 Stock Incentive Plan (the “Stock Incentive Plan”): (1) 214,750 stock options that vest 20% annually over five years; (2) 179,651 stock options that vest 20% annually over five years and 66,854 restricted common shares that vest 33 1/3% over three years, with the number of equity awards that will ultimately vest being based upon certain 2007 performance conditions; and (3) 52,579 stock options that vest 33 1/3% over three years.  The above equity awards were granted at a price of $33.86, which represents the closing price of the Company’s common shares on the date of the grant. The grant date fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model. The grant date fair value of the stock options vesting 20% annually over five years was $12.60 and the grant date fair value of the stock options vesting 33 1/3% annually over three years was $9.19. The grant date fair value of the restricted common shares was determined at the date of grant and was $33.86, the closing price of the Company’s common shares on the grant date. The Company expenses awards over the vesting period; with those awards having only service conditions on a straight-line basis, and those awards having both performance and service conditions on an accelerated basis, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” For the awards having performance conditions, the expense recorded for the three months ended March 31, 2007 was determined based on the number of awards that are currently estimated to be earned by each participant based on his or her respective 2007 performance conditions.

The restricted common shares granted were issued in each respective participant’s name, and are reported as outstanding shares. The restricted common shares have full voting rights and are eligible for dividends to the extent the awards ultimately vest.

Total recorded compensation expense relating to the Stock Incentive Plan was approximately $1.0 million for the three months ended March 31, 2007. As of March 31, 2007, there was a total of $10.7 million of unrecognized compensation expense related to unvested stock option and restricted common share awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.1 years.

NOTE 3: Impact of Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” (“SFAS 140”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing an entity to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. Upon the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. SFAS 155 was effective January 1, 2007 for calendar year-end companies. The adoption of SFAS 155 did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which also amends SFAS 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time the entity enters into a servicing contract for financial assets that it has sold, or when the entity acquires or assumes an obligation to service a financial asset, when the related financial asset is not also recorded on the consolidated financial statements of the servicer entity. Under SFAS 156, servicing assets and liabilities must be initially recognized at fair value, with subsequent measurement using either the amortization method or fair value method as prescribed in SFAS 156. SFAS 156 was effective January 1, 2007 for calendar year-end companies. The adoption of SFAS 156 did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that an enterprise perform a two-step process, and provides guidance on completing the two-step process, in evaluating whether or not its tax position is in accordance with SFAS No. 109, “Accounting for Income Taxes.” The enterprise must first determine whether it is more likely than not that its tax position will be sustained upon examination. If this position is confirmed by the enterprise, then the tax position needs to be measured to determine the amount of benefit to recognize in the financial statements. The enterprise’s tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. FIN 48 was adopted by the Company on January 1, 2007. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value by clarifying the exchange price notion presented in earlier definitions and providing a framework for measuring fair value. SFAS 157 also expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is in the process of determining the impact the adoption of SFAS 157 will have on its financial statements.

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

NOTE 4: Inventory

A summary of the Company’s inventory as of March 31, 2007 and December 31, 2006 is as follows:

	March 31,	December 31,
(In thousands)	2007	2006
Single-family lots, land and land development costs	$ 762,602	$ 782,621
Land held for sale	23,724	21,803
Homes under construction	353,553	347,126
Model homes and furnishings - at cost (less accumulated decreciation: March 31, 2003 - $483; December 31, 2006 - $281)	9,931	5,522
Community development district infrastructure (Note 10)	18,383	18,525
Land purchase deposits	4,447	3,735
Consolidated inventory not owned (Note 11)	5,102	5,026
Total inventory	$1,177,742	$1,184,358

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots and lots for which development has been completed but have not yet been used to start construction of a home.

Land held for sale includes land that meets all of the following criteria, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”): (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell. During the first quarter of 2007, the Company reclassified $3.2 million of land from land held for sale to single-family lots, land and land development costs because the criteria for classification as land held for sale were no longer met.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction. As of March 31, 2007 and December 31, 2006, we had 636 homes (valued at $99.7 million) and 717 homes (valued at $130.8 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  For existing communities and raw land or land under development that management intends to use in homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset based on the sale of a home.  These estimated cash flows are developed based primarily on management’s assumptions relating to the community. The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases, projected sales price and sales pace of each existing or planned community and the estimated land development and home construction and selling costs of the community. As of March 31, 2007, our projections assume gradual improvement in market conditions over time.    For raw land, land under development or lots that management intends to market for sale to a third party, the recoverability of the assets is determined based on the estimated net sales proceeds expected to be realized on the sale of the assets.   If existing communities or land are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of existing communities and land to be developed into a community is determined using discounted cash flows, with discount rates of approximately 15%.  Management reviews these assumptions on a quarterly basis, and adjusts the assumptions as necessary based on current and projected market conditions.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits relating to such agreement.

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest is as follows:

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Capitalized interest, beginning of period	$35,219	$19,233
Interest capitalized to inventory	5,824	6,094
Capitalized interest charged to cost of sales	(3,396)	(857)
Capitalized interest, end of period	$37,647	$24,470

Interest incurred	$10,075	$ 9,255

NOTE 6. Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods. Following is a summary of the major classes of depreciable assets and their estimated useful lives as of March 31, 2007 and December 31, 2006:
	March 31,	December 31,
	2007	2006
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	16,822	16,130
Transportation and construction equipment	22,532	22,532
Property and equipment	51,177	50,485
Accumulated depreciation	(15,008)	(14,227)
Property and equipment, net	$36,169	$36,258

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense (excluding expense relating to model furnishings classified in Inventory) was approximately $1.0 million and $0.8 million for the three-month periods ended March 31, 2007 and 2006, respectively.

NOTE 7. Investment in Unconsolidated Limited Liability Companies

At March 31, 2007, the Company had interests ranging from 33% to 50% in limited liability companies (“LLCs”) that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and three of these LLCs have outside financing that is not guaranteed by the Company. These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and guarantees of the completion of land development and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 8 below. These entities have assets totaling $170.0 million and liabilities totaling $69.5 million, including third party debt of $66.0 million, as of March 31, 2007. The Company’s maximum exposure related to its investment in these entities as of March 31, 2007 is the amount invested of $50.6 million plus letters of credit totaling $3.1 million and the possible future obligation of $9.9 million under the guarantees and indemnifications discussed in Note 8 below. Included in the Company’s investment in LLCs at March 31, 2007 and December 31, 2006 are $1.6 million and $1.3 million, respectively, of capitalized interest and other costs. The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated

LLCs for potential impairment. If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE 8. Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed prior to 1998) and a thirty-year transferable (for homes closed after 1998) limited warranty against major structural defects. Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs to be incurred during the warranty period. The accrual amounts are based upon historical experience and geographic location. A summary of warranty activity for the three months ended March 31, 2007 and 2006 is as follows:
	Three Months Ended
	March 31,
(In thousands)	2007	2006
Warranty accrual, beginning of period	$14,095	$13,940
Warranty expense on homes delivered during the period	1,611	1,955
Changes in estimates for pre-existing warranties	(214)	(203)
Settlements made during the period	(2,107)	(2,207)
Warranty accrual, end of period	$13,385	$13,485

Guarantees and Indemnities

In the ordinary course of business, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $199.8 million and $174.0 million were covered under the above guarantees as of March 31, 2007 and December 31, 2006, respectively. A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at March 31, 2007, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. M/I Financial has not repurchased any loans under the above agreements in 2007 or 2006, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these indemnified loans was approximately $2.4 million as of both March 31, 2007 and December 31, 2006. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $1.8 million and $2.1 million at March 31, 2007 and December 31, 2006, respectively, and would be offset by the value of the underlying assets. The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications. The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the Company’s purchase of that land. In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs. Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender. Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project. The maximum amount that the Company could be required to pay under the land development completion guarantees was approximately $13.0 million and $11.1 million as of March 31, 2007 and December 31, 2006, respectively. The risk associated with these guarantees is offset by the value of the underlying assets. Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold. As of March 31, 2007, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $15.2 million. Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, land development completion guarantees and loan maintenance and limited payment guaranty. Under the minimum net worth guarantees, the Company is required to maintain $300 million of total net worth, and two of our subsidiaries are also required to maintain minimum levels of net worth that are substantially lower than the total Company requirement.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.4 million and $2.5 million at March 31, 2007 and December 31, 2006, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million. The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 9. Commitments and Contingencies

At March 31, 2007, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 1,761 homes with an aggregate sales price of approximately $589.1 million. Based on our current housing gross margin of 19.2%, plus variable selling costs of 3.9% of revenue, less payments to date on homes in backlog of $295.3 million, we estimate payments totaling approximately $203.9 million to be made in 2007 relating to those homes. At March 31, 2007, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $132.1 million. Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At March 31, 2007, the Company had outstanding approximately $148.0 million of completion bonds and standby letters of credit that expire at various times through November 2011. Included in this total are: $106.9 million of performance bonds and $24.3 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $1.0 million share of our LLCs’ letters of credit); $11.0 million of financial letters of credit, of which $4.0 million represent deposits on land and lot purchase agreements; and $5.8 million of financial bonds.

At March 31, 2007, the Company had outstanding $1.5 million of corporate promissory notes. These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties. No interest or principal is due until the time of default. In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At March 31, 2007, the Company had $0.2 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and therefore, are restricted from general use.

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

NOTE 10. Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities. CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project. An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”). The owner of each such parcel is responsible for the payment of the Assessment on that parcel. If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures. In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure. Following are details relating to the CDD bond obligations issued and outstanding as of March 31, 2007:
Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
5/1/2004	5/1/2035	6.00%	$ 9,405
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/1/2006	5/1/2037	5.35%	22,685
Total CDD bond obligations issued and outstanding as of March 31, 2007			$46,905

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property. The Company has recorded an $18.4 million liability related to these CDD bond obligations as of March 31, 2007, along with the related inventory infrastructure.

In addition, at March 31, 2007, the Company had outstanding a $1.0 million CDD bond obligation in connection with the purchase of land. This obligation bears interest at a rate of 5.5% and matures November 1, 2010. As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

NOTE 11. Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option contracts in order to secure land for the construction of homes in the future. Pursuant to these land option contracts, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), if the entity holding the land under the option contract is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity. The Company does not guarantee the obligations or performance of the variable interest entity.

In applying the provisions of FIN 46(R), the Company evaluated all land option contracts and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a contract. As the primary beneficiary under this contract, the Company is required to consolidate the fair value of the variable interest entity.

As of March 31, 2007 and December 31, 2006, the Company had recorded $3.2 million and $3.3 million, respectively, within Inventory on the Consolidated Balance Sheet, representing the fair value of land under a land option contract. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheet.

As of March 31, 2007 and December 31, 2006, the Company also had recorded within Inventory on the Consolidated Balance Sheet $1.9 million and $1.7 million, respectively, of land for which the Company does not have title because the land was sold to a third party with the Company retaining an option to repurchase developed lots. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has continuing involvement in the land as a result of the repurchase option, and therefore is not permitted to recognize the sale of the land. The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheet.

NOTE 12. Notes Payable Banks

On April 27, 2007, the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”) was amended to extend the term to April 25, 2008 and modify the definition of “eligible mortgage loans”

under the MIF Credit Facility. All other terms and conditions of the MIF Credit Facility remain unchanged from December 31, 2006.

NOTE 13. Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation. There are no adjustments to net income necessary in the calculation of basic or diluted earnings per share.
	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2007	2006
Basic weighted average shares outstanding	13,943	14,110
Effect of dilutive securities:
Stock option awards	54	82
Contingent shares (performance-based restricted shares) (a)	-	-
Deferred compensation awards	123	121
Diluted weighted average shares outstanding	14,120	14,313

Net income	$2,230	$16,378

Earnings per share
Basic	$ 0.16	$ 1.16
Diluted	$ 0.16	$ 1.14
Anti-dilutive options not included in the calculation of diluted earnings per share	851	680

(a) These performance based awards were granted during the first quarter of 2007 as further discussed in Note 2. As of March 31, 2007, the performance conditions have not been met; therefore, there is no impact on diluted earnings per share for the three months ended March 31, 2007.

NOTE 14. Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48, which require the Company to determine whether it is more likely than not that its current tax positions will be sustained upon examination and, if so, the Company must measure each tax position and recognize in its financial statements the largest amount of benefit that has greater than a 50% likelihood of being realized upon settlement. As of the date of adoption, the total amount of unrecognized tax benefits was $5.1 million, of which $4.7 million would favorably impact the Company’s effective tax rate if recognized. The cumulative effect of adopting FIN 48 had no impact on the Company’s beginning retained earnings.  As of January 1, 2007, the Company had $1.7 million of accrued interest and penalties relating to uncertain tax positions. The Company continues to record interest and penalties as a component of the Provision for Income Taxes on the Unaudited Condensed Consolidated Statement of Income and as a component of the unrecognized tax benefits recorded within Other Liabilities on the Unaudited Condensed Consolidated Balance Sheet.

The Company estimates that the total amount of unrecognized tax benefits could decrease by approximately $0.9 million within the next year, resulting from the closing of certain tax years. These unrecognized tax benefits relate to the deductibility of certain intercompany charges. As of January 1, 2007, the Company's federal income tax returns for 2003 through 2006 are open years.  The Company files in various state and local jurisdictions, with varying statutes of limitation.  Ohio and Florida are major tax jurisdictions, and have open tax years of 2003 through 2006.

NOTE 15. Purchase of Treasury Shares

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2007, the Company did not repurchase any shares. As of March 31, 2007, the Company had approximately $6.7 million available to repurchase outstanding common shares under the Board approved repurchase program.

NOTE 16. Dividends

On April 19, 2007, the Company paid to shareholders of record of its common shares on April 2, 2007 a cash dividend of $0.025 per share. Total dividends paid in 2007 through April 19 were approximately $697,000.

NOTE 17. Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of 2,000,000 preferred shares, par value $.01 per share. The Board of Directors of the Company is authorized, without further shareholder action, to divide any or all of the authorized preferred shares into series and to fix and determine the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereon, of any series so established, including dividend rights, liquidation preferences, voting rights, redemption rights and conversion privileges.

On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million that were used for the partial payment of the outstanding balance under the Company’s revolving credit facility. The Preferred Shares were offered pursuant to the Company’s existing $150 million universal shelf registration statement. The Preferred Shares are non-cumulative and have a liquidation preference equal to $25 per depositary share. Dividends will be payable quarterly in arrears, if declared by the Company, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year. The Company may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event. On or after March 15, 2012, the Company has the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share plus any accrued and unpaid dividends through the date of redemption for the then current quarterly dividend period. The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities and will remain outstanding indefinitely unless redeemed by the Company. The Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event the Company does not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on the Company’s Board of Directors. The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA”.

NOTE 18. Universal Shelf Registration

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

On March 15, 2007, the Company issued $100 million of Preferred Shares, as further discussed in Note 17 above, which were offered pursuant to the $150 million universal shelf filed in April 2002. As of March 31, 2007, $50 million remains available under this universal shelf registration for future offerings.

NOTE 19. Business Segments

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our ten individual homebuilding operating segments and the results of the financial services operation; (2) our four homebuilding regions; and (3) our consolidated financial results. We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations. The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131. Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana	West Palm Beach, Florida	Charlotte, North Carolina
Raleigh, North Carolina

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

The chief operating decision makers utilize operating income (loss), defined as income (loss) before interest expense and income taxes, as a performance measure.

	Three Months Ended March 31,
(In thousands)	2007	2006
Revenue:
Midwest homebuilding	$ 71,649	$ 98,246
Florida homebuilding	85,655	111,681
Mid-Atlantic homebuilding	61,019	39,713
Other homebuilding - unallocated (a)	784	3,687
Financial services (b)	5,352	6,987
Intercompany eliminations	-	(1,259)
Total revenue	$224,459	$259,055

Operating income (loss):
Midwest homebuilding	$ (433)	$ 5,316
Florida homebuilding	12,354	24,005
Mid-Atlantic homebuilding	(3)	2,631
Other homebuilding - unallocated (a)	203	604
Financial services	2,731	4,178
Less: Corporate selling, general and administrative expense	(7,002)	(7,157)
Total operating income	$ 7,850	$ 29,577

Interest expense: (c)
Midwest homebuilding	$ 1,359	$ 1,371
Florida homebuilding	1,807	790
Mid-Atlantic homebuilding	1,003	889
Financial services	82	111
Total interest expense	$ 4,251	$ 3,161

Total income before taxes	$ 3,599	$ 26,416

(a) Other homebuilding - unallocated consists of the net impact in the period due to timing of homes delivered with low down-payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party. In accordance with applicable accounting rules, recognition of such revenue must be deferred until the related loan is sold to a third party. Refer to the Revenue Recognition policy described in our Application of Critical Accounting Estimates and Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(b) Financial services revenue includes $1.7 million and $1.3 million of revenue from the homebuilding segments for the three months ended March 31, 2007 and 2006, respectively.

(c) Interest expense is allocated to our homebuilding operating segments based on the average monthly net investment (total assets less total liabilities) for each operating segment.

NOTE 20. Subsequent Events

On May 8, 2007, the Board of Directors approved the following dividends: (1) a $0.025 per share cash dividend payable on July 19, 2007 to shareholders of record of its common shares on July 2, 2007 and (2) a $0.609375 per depositary share cash dividend payable on June 15, 2007 to shareholders of record of its Preferred Shares on June 1, 2007. The Preferred Share dividends will result in a reduction in net income available to our common shareholders.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered nearly 70,000 homes since we commenced homebuilding in 1976. The Company’s homes are marketed and sold under the trade names M/I Homes, Showcase Homes and Shamrock Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C. In 2005, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

●	Information Relating to Forward-Looking Statements
●	Our Application of Critical Accounting Estimates and Policies
●	Our Results of Operations
●	Discussion of Our Liquidity and Capital Resources
●	Update of Our Contractual Obligations
●	Discussion of Our Utilization of Off-Balance Sheet Arrangements
●	Impact of Interest Rates and Inflation
●	Discussion of Risk Factors

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements involve a number of risks and uncertainties. Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the “Risk Factors” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and as set forth in Part II, Item 1A. Risk Factors. Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Revenue Recognition. Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), or when the loan has been sold to a third party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing. Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized interest, real estate taxes and indirect costs and estimated warranty costs. All other costs are expensed as incurred. Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of Revenue in the Company’s Unaudited Condensed Consolidated Statement of Income. Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

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

We assess inventories for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  For existing communities and raw land or land under development that management intends to use in homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset based on the sale of a home. If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  For land that meets the criteria of held for sale, the Company records the land held for sale at the lower of its carrying value or fair value less costs to sell.  In accordance with SFAS 144, land held for sale criteria are as follows: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In performing the impairment evaluation, management uses estimates of the timing of development and/or marketing phases, future projected sales price and sales pace of each existing or planned community, along with the estimated land development and home construction and selling costs of the community and a risk-adjusted interest rate to discount future cash flows. We have used discount rates of approximately 15% in our impairment analyses as of March 31, 2007. We review these assumptions on a quarterly basis, and adjust the assumptions as necessary based on current and projected market conditions.  We generally believe that we will see a gradual improvement in market conditions over the long term and these assumptions are incorporated into our projections as of March 31, 2007. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the land or community is not impaired in the current period but, due to the passage of time or use of different assumptions, impairment could exist.

Consolidated Inventory Not Owned. We enter into land option agreements in the ordinary course of business in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at pre-determined prices. If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity. Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, the expected timing of our purchase of the land and assumptions about projected cash flows. We consider our accounting policies with respect to determining whether we are the primary beneficiary to be critical accounting policies due to the judgment required.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies for potential impairment on a continuous basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distribution or sale of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution or sale to the Company and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or use of different assumptions, impairment could exist.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guarantees of the completion of land development, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain subsidiaries. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Warranty. Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs. Accruals for warranties under our two-year limited warranty program and our 20-year (for homes closed prior to 1998) and 30-year transferable (for homes closed during or after 1998) structural warranty program are established as a percentage of average sales price and on a per unit basis, respectively, and are based upon historical experience by geographic area and recent trends. Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures included in the above not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates, which reflect both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2007, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year. Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers’ compensation are based on historical experience and open cases. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $18.25 million in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company’s deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company has recorded expenses totaling $0.5 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively, for all self-insured and general liability claims. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation. We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and the expected term of the option. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

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

Income Taxes. Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax asset will be realized in the future. The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). Tax positions are recognized when it is more likely than not that the tax position would be sustained upon examination. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties for all uncertain tax positions are recorded within Provision for Income Taxes in the Unaudited Condensed Consolidated Statement of Income.

RESULTS OF OPERATIONS

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our ten individual homebuilding operating segments and the results of the financial services operation; (2) our four homebuilding regions; and (3) our consolidated financial results. We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations. The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131. Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots to third parties. The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana	West Palm Beach, Florida	Charlotte, North Carolina
Raleigh, North Carolina

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

Highlights and Trends for the Three Months Ended March 31, 2007

●
For the quarter ended March 31, 2007, homes delivered decreased 15% compared to the quarter ended March 31, 2006, while the average sales price of homes delivered increased from $298,000 to $305,000. Partially offsetting the decrease in homes delivered was an increase in revenue from the outside sale of land to third parties, which increased 165% from $1.7 million in 2006 to $4.4 million in 2007. Total revenue decreased $34.6 million over 2006, to approximately $224.5 million. This decrease is largely made up of a decrease of $34.0 million in housing revenue from $248.0 million in 2006 to $214.0 million in 2007. Our financial services revenue declined $1.6 million (23%) for the first quarter of 2007 compared to the prior year due to 11% fewer loan originations. We currently estimate 2007 homes delivered to be approximately 3,000, with a breakdown by region of 40% in the Midwest, 35% in Florida and 25% in the Mid-Atlantic region.

21

●
Income before income taxes for the quarter ended March 31, 2007 decreased $22.8 million (86%) over 2006, driven by the decrease in housing revenue due to the softening of the housing market. Also contributing to this decrease was an increase in general and administrative expenses of $1.6 million, which was primarily due to: (1) an increase of $2.4 million in land-related expenses, including a $0.9 million increase in abandoned land transactions; (2) an increase in severance of $1.1 million; and (3) an increase of $0.6 million for professional and consulting fees. Partially offsetting these increases was a decrease of $3.2 million in payroll and incentive costs due to the workforce reductions we have made and lower incentive compensation due to expected lower net income levels in 2007. Selling expenses decreased by $2.9 million or 14% when compared to the quarter ended March 31, 2006 primarily due to a decrease of $1.8 million of variable selling expenses and a decrease of $0.9 million in advertising costs.

●
New contracts for the first quarter of 2007 were 942, down 17% compared to 1,137 in 2006’s first quarter. As a result of industry-wide softening in demand for new homes we experienced weaker demand, an over-supply of inventory and significant competitor discounting. The overall cancellation rate remained consistent at approximately 25% in each of the quarters ended March 31, 2007 and 2006. The cancellation rate in our Washington, D.C. markets decreased for the first quarter of 2007 when compared to the first quarter of 2006, and in our Florida markets the cancellation rate increased slightly.

●
As a result of lower refinance volume for outside lenders and increased competition, during 2007 we expect to experience continued pressure on our mortgage company’s capture rate, which was approximately 73% for the first quarter of 2007 and 76% for the first quarter of 2006. This continued pressure on our capture rate could continue to negatively impact earnings.

●
As discussed above, we are experiencing changes in market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated limited liability companies (“LLCs”) in those markets in which we operate, in accordance with generally accepted accounting principles. During the quarter ended March 31, 2007, we recorded $1.1 million of charges relating to the impairment of inventory. We generally believe that we will see a gradual improvement in market conditions over the long term. During 2007, we will continue to update our evaluation of the value of our inventories and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges which would negatively impact earnings should market conditions deteriorate further or results differ from management’s assumptions.

●
Our effective income tax rate for the first quarter of 2007 was unchanged at 38.0% compared to the first quarter of 2006. In 2007’s first quarter we adopted FIN 48. The adoption of this interpretation did not have a material impact on our financial statements.

	Three Months Ended March 31,
(In thousands)	2007	2006
Revenue:
Midwest homebuilding	$ 71,649	$ 98,246
Florida homebuilding	85,655	111,681
Mid-Atlantic homebuilding	61,019	39,713
Other homebuilding - unallocated (a)	784	3,687
Financial services (b)	5,352	6,987
Intercompany eliminations	-	(1,259)
Total revenue	$224,459	$259,055

Operating income (loss):
Midwest homebuilding	$ (433)	$ 5,316
Florida homebuilding	12,354	24,005
Mid-Atlantic homebuilding	(3)	2,631
Other homebuilding - unallocated (a)	203	604
Financial services	2,731	4,178
Less: Corporate selling, general and administrative expense	(7,002)	(7,157)
Total operating income	$ 7,850	$ 29,577

Interest expense: (c)
Midwest homebuilding	$ 1,359	$ 1,371
Florida homebuilding	1,807	790
Mid-Atlantic homebuilding	1,003	889
Financial services	82	111
Total interest expense	$ 4,251	$ 3,161

Total income before taxes	$ 3,599	$ 26,416

(a) Other homebuilding - unallocated consists of the net impact in the period due to timing of homes delivered with low down-payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party. In accordance with applicable accounting rules, recognition of such revenue must be deferred until the related loan is sold to a third party. Refer to the Revenue Recognition policy described in our Application of Critical Accounting Estimates and Policies above for further discussion.

(b) Financial services revenue includes $1.7 million and $1.3 million of revenue from the homebuilding segments for the three months ended March 31, 2007 and 2006, respectively.

(c) Interest expense is allocated to our homebuilding operating segments based on the average monthly net investment (total assets less total liabilities) for each operating segment.

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

Reportable Segments

	Three Months Ended March 31,
(Dollars in thousands, except as otherwise noted)	2007	2006
Midwest Region
Homes delivered	296	369
Average sales price per home delivered	$ 239	$ 264
Revenue homes	$ 70,838	$ 97,562
Revenue third party land sales	$ 811	$ 684
Operating income (loss) homes	$ (496)	$ 5,454
Operating income (loss) third party land sales	$ 63	$ (138)
New contracts, net	475	640
Backlog at end of period	811	1,211
Average sales price of homes in backlog	$ 262	$ 281
Aggregate sales value of homes in backlog (in millions)	$ 212	$ 340
Number of active communities	81	90

Florida Region
Homes delivered	242	365
Average sales price per home delivered	$ 341	$ 304
Revenue homes	$ 82,100	$110,941
Revenue third party land sales	$ 3,555	$ 740
Operating income homes	$ 11,475	$ 23,713
Operating income third party land sales	$ 879	$ 292
New contracts, net	174	321
Backlog at end of period	515	1,496
Average sales price of homes in backlog	$ 386	$ 376
Aggregate sales value of homes in backlog (in millions)	$ 199	$ 562
Number of active communities	46	33

Mid-Atlantic Region
Homes delivered	166	98
Average sales price per home delivered	$ 368	$ 403
Revenue homes	$ 61,019	$ 39,487
Revenue third party land sales	$ -	$ 226
Operating income (loss) homes	$ (3)	$ 2,632
Operating income (loss) third party land sales	$ -	$ (1)
New contracts, net	293	176
Backlog at end of period	435	405
Average sales price of homes in backlog	$ 409	$ 429
Aggregate sales value of homes in backlog (in millions)	$ 178	$ 174
Number of active communities	34	32

23

	Three Months Ended March 31,
(Dollars in thousands, except otherwise noted)	2007	2006
Total Homebuilding Regions
Homes delivered	704	832
Average sales price per home delivered	$ 305	$ 298
Revenue homes	$213,957	$247,990
Revenue third party land sales	$ 4,366	$ 1,650
Operating income homes	$ 10,976	$ 31,799
Operating income third party land sales	$ 942	$ 153
New contracts, net	942	1,137
Backlog at end of period	1,761	3,112
Average sales price of homes in backlog	$ 335	$ 346
Aggregate sales value of homes in backlog (in millions)	$ 589	$ 1,076
Number of active communities	161	155

Financial Services
Number of loans originated	462	521
Value of loans originated	$118,385	$120,462
Revenue	$ 5,352	$ 6,987
Selling, general and administrative expenses	$ 2,621	$ 2,809
Interest expense	$ 82	$ 111
Income before income taxes	$ 2,649	$ 4,067

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Midwest Region. For the quarter ended March 31, 2007, the Midwest homebuilding revenue was $71.6 million, a 27% decrease compared to the first quarter of 2006. The revenue decrease was primarily due to the 20% decrease in the number of homes delivered. For the quarter ended March 31, 2007, Midwest operating income decreased 108% as the result of fewer homes delivered, a change in the mix of products delivered and a reduction in profit due to sales incentives offered to customers. For the three months ended March 31, 2007, the Midwest region new contracts declined 26% compared to the three months ended March 31, 2006 due to softness in market conditions in the Midwest. Quarter-end backlog declined 33% in units and 38% in total sales value, with an average sales price in backlog of $262,000 at March 31, 2007 compared to $281,000 at March 31, 2006. Market conditions in the Midwest are very challenging, and we anticipate these challenging conditions will continue throughout 2007.

Florida Region. For the quarter ended March 31, 2007, Florida homebuilding revenue decreased to $85.7 million, a decrease of 23% compared to the same period in 2006. The decrease in revenue is primarily due to a 34% decrease in the number of homes delivered in 2007 compared to 2006. Revenue from outside land sales increased $2.8 million to $3.6 million in the first quarter of 2007 when compared to 2006. Operating income decreased $11.7 million (49%), from $24.0 million in 2006 to $12.4 million for the three months ended March 31, 2007. For the first quarter of 2007, our Florida region new contracts decreased 46%, from 321 in 2006 to 174 in 2007, which we believe is primarily due to the current oversupply of inventory driven by many investors exiting the market and the resulting impact on consumer confidence. Management anticipates challenging conditions in our Florida markets to continue in 2007 based on the decrease in backlog units from 1,496 at March 31, 2006 to 515 at March 31, 2007. While the number of backlog units decreased, the average sales price of the homes in backlog increased from $376,000 at March 31, 2006 to $386,000 at March 31, 2007; however, we anticipate there could be declines in the Florida region’s average sales price as we move through 2007.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased $21.3 million (54%) for the quarter ended March 31, 2007 compared to the same period in 2006. Driving this increase was a 69% increase in the number of homes delivered. New contracts rose 66% from 176 in the first quarter of 2006 to 293 for the first quarter of 2007, and backlog units increased 7%. Partially offsetting the increase in revenue was a decrease in the average sales price of homes delivered from $403,000 for the first quarter of 2006 to $368,000 for the first quarter of 2007. The decrease in the average sales price of homes delivered primarily related to the change in mix between markets, with more homes being delivered in our North Carolina markets, which have a lower average sales price than homes in our Washington, D.C. markets. In addition, the average sales price in our Washington, D.C. markets declined due to competitive discounting attributable to softness in market conditions.

Financial Services. For the quarter ended March 31, 2007, revenue from our mortgage and title operations decreased $1.6 million (23%), from $7.0 million in 2006 to $5.4 million in 2007, due primarily to a decrease of 11% in loan originations. In addition, increased competition and financing initiatives resulted in erosion of margins. At March 31, 2007, M/I Financial had mortgage operations in all of our markets. Approximately 73% of our homes delivered during the first quarter of 2007 that were financed were through M/I Financial, compared to 76% in 2006’s first quarter. As a result of lower refinance volume for outside lenders, resulting in increased competition for the Company’s homebuyer, throughout 2007 we expect to experience continued pressure on our capture rate and margins, which could continue to negatively affect earnings.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expenses decreased $0.2 million (3%), from $7.2 million in 2006 to $7.0 million in 2007. There was a decrease of approximately $1.9 million in payroll and incentive expenses due to workforce reductions we have made and lower incentive compensation due to expected lower net income levels in 2007, and a net decrease of $0.3 million in various other miscellaneous expenses. These decreases were partially offset by an increase of $1.1 in severance and an increase of $0.9 million in abandoned transactions.

Interest. Interest expense for the Company increased $1.1 million (34%) from $3.2 million for the quarter ended March 31, 2006 to $4.3 million for the quarter ended March 31, 2007. This increase was primarily due to the increase in our weighted average borrowings from $532.0 million in 2006 to $560.1 million in the first quarter of 2007 and an increase in our weighted average borrowing rate from 7.0% in 2006 to 7.3% in 2007, which resulted in an increase of $1.0 million.

Income Taxes. The Company’s effective tax rate for the quarter ended March 31, 2007 was 38.0%, which was the same as the quarter ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

During the three months ended March 31, 2007, we generated $53.2 million of cash from our operating activities, compared to $97.4 million of cash used in such activities during 2006’s first quarter. The net cash generated was primarily a result of the $41.9 million decrease in cash held in escrow resulting from cash collected in January 2007 relating to homes that closed near the end of 2006 and the $28.1 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations. In addition, a $6.3 million decrease in total inventory and our $2.2 million cash generated from net income contributed to our cash generated from operating activities. Partially offsetting these increases were the $17.3 million use of cash relating to payment of 2006’s incentive compensation and a $9.7 million decrease in other liabilities, primarily as a result of income tax payments.

The principal reason for the generation of cash from operations during the first quarter of 2007, compared to our use of cash during the first quarter of 2006, was the result of our defensive strategy to reduce our inventory levels to better match our forecasted reduced number of home sales driven by challenging market conditions. We currently plan to purchase approximately $25 million of land during 2007, and continue to focus on further reducing our investment in land. To the extent our inventory levels decrease during fiscal 2007, we expect to have net positive cash flows from operating activities during the remainder of 2007.

Investing Cash Flow Activities

For the three months ended March 31, 2007, we used $2.2 million of cash through our investing activities for additional investments in certain of our unconsolidated LLCs and the purchase of property and equipment.

Financing Cash Flow Activities

For the three months ended March 31, 2007, we used $58.2 million of cash. As discussed in greater detail below under the caption “Financing Cash Flow Activities - Preferred Shares,” in March 2007, we issued 4,000 preferred shares, generating net cash proceeds of $96.3 million. The proceeds from the issuance of these preferred shares, along with cash generated from operations, were used to repay $154.7 million under our revolving credit facility.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, land and lot purchase plans and other Company plans. We fund these operations with cash flows from operating activities, borrowings under our bank credit facilities, which are primarily unsecured, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary. As we utilize our capital resources and liquidity to fund our operations, we constantly focus on the impact on our balance sheet. We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities. During the first three months of 2007, we purchased $7.0 million of land and lots.  We currently estimate that we will purchase an additional $18.0 million during 2007, with the 2007 land and lot purchases being located primarily in our Mid-Atlantic region. We believe we will be able to continue to fund our future cash needs through our cash flows from operations, our existing credit facilities and the issuance of new debt, preferred stock and/or other equity securities through the public capital markets. Please refer to our discussion of Forward-Looking Statements on page 17 and Risk Factors beginning on page 29 of this Quarterly Report on Form 10-Q for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of March 31, 2007:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks - homebuilding (a)	10/6/2010	$280,000	$203,879
Note payable bank - financial services (b)	4/25/2008	$ 5,200	$ 24,021
Senior notes	4/1/2012	$200,000	-
Universal shelf registration (c)	-	-	$ 50,000

(a) As of March 31, 2007, the Credit Facility (as defined below) also provides for an additional $350 million of borrowing through the accordion feature upon request by the Company and approval by the applicable lenders party to the Credit Facility.

(b) The MIF Credit Facility (as defined below) was amended on April 27, 2007 to extend its term from April 26, 2007 to April 25, 2008.

(c) This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding. At March 31, 2007, the Company’s homebuilding operations had borrowings totaling $280.0 million, financial letters of credit totaling $11.0 million and performance letters of credit totaling $23.3 million outstanding under the Second Amended and Restated Credit Facility effective October 6, 2006 (the “Credit Facility”). The Credit Facility provides for a maximum borrowing amount of $650.0 million and the ability to increase the loan capacity to up to $1.0 billion upon request by the Company and approval by the applicable lenders party to the Credit Facility. Under the terms of the Credit Facility, the $650 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum borrowing base indebtedness, less the actual borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the MIF Credit Facility (as defined below)).  As of March 31, 2007, borrowing availability was $203.9 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points.

The Credit Facility contains covenants that require the Company, among other things, to maintain minimum net worth amounts and to maintain certain financial ratios. Currently, we believe the most restrictive covenant of theCredit Facility is interest coverage. Under this covenant, the Company is required to maintain, on a rolling four quarter basis, earnings before interest, taxes, depreciation, amortization and non-cash charges of a minimum of two times interest incurred (as defined in the Credit Facility). Based on our current estimates, we believe we will meet this requirement during 2007. The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time. The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of March 31, 2007, had approximately $170.0 million in excess of the required tangible net worth that would be available for payment of dividends. As of March 31, 2007, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank - Financial Services. At March 31, 2007, we had $5.2 million outstanding under the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”). On April 27, 2007 the MIF Credit Facility was amended to extend its term to April 25, 2008. M/I Homes, Inc. and M/I Financial are co-borrowers under the MIF Credit Facility. The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers, except for the period December 15, 2007 through January 15, 2008, when the maximum borrowing availability is increased to $65.0 million. The maximum borrowing availability is limited to 95% of eligible mortgage loans. In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans. The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%. Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios. As of March 31, 2007, the borrowing base was $29.2 million with $24.0 million of availability. As of March 31, 2007, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Facility.

Senior Notes. At March 31, 2007, there was $200 million of 6.875% senior notes outstanding. The notes are due April 2012. As of March 31, 2007, the Company was in compliance with all restrictive covenants of the notes.

Weighted Average Borrowings. For the three months ended March 31, 2007 and 2006, our weighted average borrowings outstanding were $560.1 million and $532.0 million, respectively, with a weighted average interest rate of 7.3% and 7.0%, respectively. The increase in borrowings was the result of our higher investment in land, land development and speculative homes inventory compared to the levels that existed during the first quarter of 2006. The increase in the weighted average interest rate was due to the overall market increase in interest rates, which has impacted our variable rate borrowings.

Preferred Shares. On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million that were used for the partial payment of the outstanding balance under the Company’s revolving credit facility. The Preferred Shares were offered pursuant to our existing $150 million universal shelf registration statement. The Preferred Shares are non-cumulative and have a liquidation preference equal to $25 per depositary share. Dividends will be payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year. We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event. On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share plus any accrued and unpaid dividends through the date of redemption for the then current quarterly dividend period. The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities and will remain outstanding indefinitely unless redeemed by us. The Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event we do not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on our Board of Directors. The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA”.

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

On March 15, 2007, we issued $100 million of Preferred Shares, as further discussed above under “Financing Cash Flow Activities - Preferred Shares,” which were offered pursuant to the $150 million universal shelf filed in April 2002. As of March 31, 2007, $50 million remains available under this universal shelf registration for future offerings.

CONTRACTUAL OBLIGATIONS

Refer to the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of future payments by period for our contractual obligations.

On January 1, 2007, we adopted the provisions of FIN 48, as further discussed in Note 14 of our Unaudited Condensed Consolidated Financial Statements.   As of March 31, 2007, we have recorded a liability totaling $6.8 million related to uncertain tax positions, including estimated interest and penalties, in accordance with the provisions of FIN 48.  At this time, we are unable to determine the amount of any future cash settlements by period relating to this liability.  The amount of cash settlements, if any, and the timing of such cash settlements, will not be determinable until settlements have been agreed upon by the Company and respective taxing authorities.

OFF-BALANCE SHEET ARRANGEMENTS

Our primary use of off-balance sheet arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company. Our off-balance sheet arrangements relating to our homebuilding operations include unconsolidated LLCs, land option agreements, guarantees and indemnifications associated with acquiring and developing land and the issuance of letters of credit and completion bonds. Additionally, in the ordinary course of business, our financial services operation issues guarantees and indemnities relating to the sale of loans to third parties.

Unconsolidated Limited Liability Companies. In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of LLCs, with the Company’s interest in these entities ranging from 33% to 50%. These entities engage in land development activities for the purpose of distributing (in the form of a capital distribution) or selling developed lots to the Company and its partners in the entity. These entities generally do not meet the criteria of variable interest entities (“VIEs”), because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors; however, we must evaluate each entity to determine whether it is or is not a VIE. If an entity was determined to be a VIE, we would then evaluate whether or not we are the primary beneficiary. These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity.

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting. The Company believes its maximum exposure related to any of these entities as of March 31, 2007 to be the amount invested of $50.6 million plus our $1.8 million share of letters of credit totaling $3.1 million that serve as completion bonds for the development work in progress and our possible future obligations under guarantees and indemnifications provided in connection with these entities as further discussed in Note 7 and Note 8 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of March 31, 2007 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $9.9 million, including cash deposits of $4.4 million, letters of credit of $4.0 million and corporate promissory notes of $1.5 million. Further details relating to our land option agreements are included in Note 11 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits. As of March 31, 2007, the Company has outstanding approximately $148.0 million of completion bonds and standby letters of credit, including those related to LLCs and land option agreements discussed above.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur. M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans. The risks associated with these guarantees and indemnities are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans. Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations. Refer to Note 8 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

In 2006, the homebuilding industry experienced an industry-wide softening in demand. In many markets, home price appreciation over the past several years attracted real estate investors and speculators. As price appreciation slowed, many investors and speculators decided to reduce their investment in homes and, as a result, many markets have experienced, and are continuing to experience, an over-supply of home inventory, both new homes and resale homes. In response to the higher inventory level of homes, many homebuilders have increased the amount of sales incentives offered in an attempt to continue to sell homes. These conditions in the real estate market are still continuing to impact all of our homebuilding regions in 2007. As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives, including reduction in home sales prices to aid our sales efforts. These incentives and reductions in home sales prices could negatively impact our financial results. We cannot predict the duration or severity of the current market conditions, nor provide any assurances that the adjustments we have made to our operating strategy to address these conditions will be successful.

We face significant competition in our efforts to sell homes and provide mortgage financing.

The homebuilding industry is highly competitive. We compete in each of our local markets with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources than we have. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors. Currently, many of our homebuilding competitors are offering significant discounts in the markets in which we operate in an attempt to generate sales and reduce inventory. We also compete with the existing home resale market that provides certain attractions for homebuyers over the new home market, and we believe that the resale market is becoming more of a competitive factor than in the past, particularly in markets that have had more investor buyers, such as Washington, D.C., Tampa, Orlando and West Palm Beach. As a result of the general softening in the real estate market, the impact of competition may continue to have an unfavorable impact on our ability to sell new homes.

In addition to competition within our homebuilding operations, the mortgage financing industry has also become increasingly competitive. M/I Financial competes with outside lenders for the capture of our homebuyers. Competition typically increases during periods in which there is a decline in the refinance activity within the industry. During the first quarter of 2007, M/I Financial experienced a decrease in its capture rate and profitability. As a result of lower refinance volume for outside lenders, resulting in increased competition for our homebuyer customer, we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

Our land investment exposes us to significant risks, including potential impairment write-downs that could negatively impact our profits if the market value of our inventory declines.

We must anticipate demand for new homes several years prior to those homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and fluctuations in value can result in reduced profits. Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. As a result of softened market conditions in most of our markets, during the first quarter of 2007, we recorded a loss of $1.1 million for impairment of inventory and investments in unconsolidated LLCs and wrote-off $1.1 million relating to abandoned land transactions. It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments. Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory positions for potential impairment which may result in additional valuation adjustments which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

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

Our revolving credit facility and the indenture governing our senior notes impose restrictions on our operations and activities. The most significant restrictions place limitations on the amount of additional indebtedness that may be incurred, limitations on investments, including joint ventures and advances to officers and employees, limitations on the aggregate cost of certain types of inventory we can hold at any one time and limitations on asset dispositions or creation of liens. We are also required to maintain a certain level of net worth and maintain certain ratios, including a minimum interest coverage. Under this covenant, we are required to maintain, on a rolling four quarter basis, earnings before interest, taxes, depreciation, amortization and non-cash charges of a minimum of two times interest incurred (as defined in the Credit Facility). Based on our current estimates, we believe we will meet this requirement during 2007. We monitor this and other covenant requirements closely and will pursue certain actions should this situation appear probable as we move through the year. We can provide no assurance that we will be successful in complying with all restrictions of our indebtedness.

Homebuilding is subject to warranty and liability in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. We reserve for the costs to cover our self-insured retentions and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors’ arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future. For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims many not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions. There can be no assurance that coverage will not be further restricted and may become even more costly.

The availability and affordability of residential mortgage financing could adversely affect our business.

Our business is significantly affected by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. If mortgage interest rates increase, or experience substantial volatility, our business could be adversely affected. In addition, tighter lending standards for mortgage products and volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing home. During the first quarter of 2007, approximately 10% of our closings were in the sub-prime category and approximately 17% were in the alternative category with the majority of these sub-prime and alternative loans being brokered to third party mortgage companies.

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

The homebuilding industry is subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design and construction and similar matters. This includes local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation also affects construction activities, including construction materials that must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hookups or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior to, or subsequent to, commencement of our operations, without notice or recourse.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit borrowings of up to $690 million as of March 31, 2007, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months. Some IRLCs are committed to a specific third-party investor through use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $9.9 million and $10.2 million at March 31, 2007 and December 31, 2006, respectively. At both March 31, 2007 and December 31, 2006, the fair value of the committed IRLCs resulted in an asset of $0.1 million and the related best-efforts contracts resulted in a liability of $0.1 million. For the three months ended March 31, 2007, we recognized less than $0.1 million expense and less than $0.1 million income, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market. For the three months ended March 31, 2006, we recognized $0.3 million income and $0.3 million expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market. Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At March 31, 2007 and December 31, 2006, the notional amount of the uncommitted IRLC loans was $52.9 million and $37.8 million, respectively. The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in a liability of $0.1 million and an asset of less than $0.1 million at March 31, 2007 and December 31, 2006, respectively. For the three months ended March 31, 2007 and 2006, we recognized expense of $0.1 million and $0.6 million, respectively, relating to marking these commitments to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. At March 31, 2007, the notional amount under these FMBSs was $53.0 million and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of less than $0.1 million. At December 31, 2006, the notional amount under the FMBSs was $36.0 million and the related fair value adjustment resulted in an asset of $0.1 million. For the three months ended March 31, 2007 and 2006, we recognized $0.1 million expense and $0.7 million income, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs. The notional amount of the best-efforts contracts and related mortgage loans held for sale was $6.8 million and $9.5 million at March 31, 2007 and December 31, 2006, respectively. The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a total asset of less than $0.1 million and a total liability of less than $0.1 million at March 31, 2007 and December 31, 2006, respectively, under the matched terms method of SFAS 133. For the three months ended March 31, 2007, we recognized income of less than $0.1 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market. There was no net impact to earnings for the three months ended March 31, 2006. The notional amounts of the FMBSs and the related mortgage loans held for sale were each $24.0 million at March 31, 2007 and were $47.7 million and $48.9 million, respectively, at December 31, 2006. In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of March 31, 2007 and December 31, 2006, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.1 million and an asset of $0.1 million, respectively. For the three months ended March 31, 2007, we recognized $0.2 million expense relating to marking these FMBSs to market. There was no net impact to earnings for the three months ended March 31, 2006.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2007:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2007	2008	2009	2010	2011	Thereafter	Total	3/31/07
ASSETS:
Mortgage loans held for sale:
Fixed rate	6.20%	$27,581	$ -	$ -	$ -	$ -	$ -	$ 27,581	$ 26,746
Variable rate	6.15%	3,498	-	-	-	-	-	3,498	3,426

LIABILITIES:
Long-term debt - fixed rate	6.92%	$ 182	$ 261	$283	$ 306	$332	$205,521	$206,885	$189,489
Long-term debt - variable rate	6.82%	-	5,200	-	280,000	-	-	285,200	285,200

ITEM 4: CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under The Securities Exchange Act of 1934) was performed under the supervision, and with the participation, of the Company's management, including the principal executive officer and the principal financial officer. Based on that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the first quarter of 2007, certain changes in responsibility for performing internal control procedures occurred as a result of workforce reductions, primarily in our Midwest and Florida regions and our corporate office. Management has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A. to Part I of such Form 10-K, except for the following updates to such previously disclosed risk factors:

The availability and affordability of residential mortgage financing could adversely affect our business.

During the first quarter of 2007, the sub-prime and alternative mortgage markets began to receive negative attention, resulting in tighter lending standards throughout the mortgage industry.   This volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing home.  During the first quarter of 2007, approximately 10% of our closings were in the sub-prime category and approximately 17% were in the alternative category, with the majority of these sub-prime and alternative loans being brokered to third party mortgage companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities - None

(b) Use of Proceeds - Not Applicable

(c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares. The repurchase program has no expiration date, and was publicly announced on November 10, 2005. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three-month period ended March 31, 2007, the Company did not repurchase any shares. As of March 31, 2007, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1 to January 31, 2007	-	$ -	-	$6,715,000
February 1 to February 28, 2007	-	-	-	$6,715,000
March 1 to March 31, 2007	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

(1) On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million worth of its outstanding common shares. This repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1
Form of 2007 Award Formulas and Performance Goals Under the 2004 Executive Officer Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.2
Form of Performance-Based Restricted Stock Award Agreement Under the 1993 Stock Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.3
Form of Performance-Based Stock Option Award Agreement Under the 1993 Stock Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.4	Amendment to First Amended and Restated Revolving Credit Agreement effective as of April 27, 2007 by and among M/I Financial Corp., the Company and Guaranty Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	May 9, 2007	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	May 9, 2007	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Form of 2007 Award Formulas and Performance Goals Under the 2004 Executive Officer Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.2
Form of Performance-Based Restricted Stock Award Agreement Under the 1993 Stock Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.3
Form of Performance-Based Stock Option Award Agreement Under the 1993 Stock Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.4	Amendment to First Amended and Restated Revolving Credit Agreement effective as of April 27, 2007 by and among M/I Financial Corp., the Company and Guaranty Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)