Form 10-Q
period 2007-06-30
M I HOMES INC
filed 2007-08-08
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12434

M/I HOMES, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1210837
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	IdentificationNo.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one.):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares, par value $.01 per share: 14,059,981 shares outstanding as of July 31, 2007

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets June 30, 2007 (Unaudited) and
		December 31, 2006	3

		Unaudited Condensed Consolidated Statements of Income for the
		Three and Six Months Ended June 30, 2007 and 2006	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Six Months Ended June 30, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

	Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	38

	Item 1A.	Risk Factors	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	Submission of Matters to a Vote of Security Holders	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	40

Signatures			41

Exhibit Index			42

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$ 2,348	$ 11,516
Cash held in escrow	13,665	58,975
Mortgage loans held for sale	32,380	58,305
Inventories	1,128,363	1,184,358
Property and equipment - net	36,791	36,258
Investment in unconsolidated limited liability companies	50,453	49,648
Other assets	95,523	78,019
TOTAL ASSETS	$1,359,523	$1,477,079

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$ 86,331	$ 81,200
Accrued compensation	5,560	22,777
Customer deposits	16,332	19,414
Other liabilities	57,594	66,533
Community development district obligations	23,750	19,577
Obligation for consolidated inventory not owned	7,729	5,026
Notes payable banks - homebuilding operations	265,000	410,000
Note payable bank - financial services operations	16,000	29,900
Mortgage notes payable	6,826	6,944
Senior notes – net of discount of $1,216 and $1,344, respectively, at June 30, 2007
and December 31, 2006	198,784	198,656
TOTAL LIABILITIES	683,906	860,027

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 and -0- shares,
respectively, at June 30, 2007 and December 31, 2006	96,325	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	77,138	76,282
Retained earnings	573,094	614,186
Treasury shares – at cost – 3,580,705 and 3,705,375 shares, respectively, at June 30, 2007
and December 31, 2006	(71,116)	(73,592)
TOTAL SHAREHOLDERS’ EQUITY	675,617	617,052

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,359,523	$1,477,079

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$235,647	$311,794	$460,106	$570,849

Costs and expenses:
Land and housing	185,101	225,808	360,822	414,174
Impairment of inventory and investment in unconsolidated limited liability companies	66,060	-	67,205	-
General and administrative	27,074	29,358	48,838	49,557
Selling	19,622	22,952	37,601	43,865
Interest	3,015	4,191	7,266	7,352

Total costs and expenses	300,872	282,309	521,732	514,948

(Loss) income before income taxes	(65,225)	29,485	(61,626)	55,901
Income tax (benefit) provision	(25,046)	11,204	(23,677)	21,242

Net (loss) income	$ (40,179)	$ 18,281	$ (37,949)	$ 34,659
Less: preferred share dividends	2,438	-	2,438	-

Net (loss) income available to common shareholders	$ (42,617)	$ 18,281	$ (40,387)	$ 34,659

(Loss) earnings per common share:
Basic	$ (3.05)	$ 1.31	$ (2.89)	$ 2.47
Diluted	$ (3.05)	$ 1.29	$ (2.89)	$ 2.43

Weighted average common shares outstanding:
Basic	13,975	13,973	13,959	14,042
Diluted	13,975	14,174	13,959	14,247

Dividends per common share	$ 0.025	$ 0.025	$ 0.05	$ 0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2007
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2006			13,920,748	$176	$76,282	$614,186	$(73,592)	$617,052
Net loss						(37,949)		(37,949)
Preferred shares issued, net of
issuance costs of $3,675	4,000	$96,325						96,325
Dividends to shareholders, $609.375 per
preferred share						(2,438)		(2,438)
Dividends to shareholders, $0.05 per
common share						(705)		(705)
Income tax benefits from stock options and
deferred compensation distributions					125			125
Stock options exercised			36,800		73		731	804
Restricted shares issued			66,854		(1,328)		1,328	-
Stock-based compensation expense					1,750			1,750
Deferral of executive and director compensation					653			653
Executive and director deferred compensation
distributions			21,016		(417)		417	-
Balance at June 30, 2007	4,000	$96,325	14,045,418	$176	$77,138	$573,094	$(71,116)	$675,617

   See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (loss) income	$(37,949)	$34,659
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	65,545	1,950
Impairment of investment in unconsolidated limited liability companies	2,731	-
Impairment of goodwill and intangible assets	5,175	-
Mortgage loan originations	(247,053)	(279,575)
Proceeds from the sale of mortgage loans	273,120	321,916
Fair value adjustment of mortgage loans held for sale	(142)	-
Loss from property disposals	83	73
Depreciation	2,569	1,738
Amortization of intangibles, debt discount and debt issue costs	1,299	1,396
Stock-based compensation expense	1,750	1,343
Deferred income tax (benefit) expense	(23,287)	2,872
Excess tax benefits from stock-based payment arrangements	(125)	(122)
Equity in undistributed loss (income) of limited liability companies	839	(37)
Change in assets and liabilities:
Cash held in escrow	45,310	14,980
Inventories	(1,574)	(218,340)
Other assets	(1,525)	(3,586)
Accounts payable	5,131	17,216
Customer deposits	(3,082)	(264)
Accrued compensation	(16,564)	(9,834)
Other liabilities	(9,814)	(23,665)
Net cash provided by (used in) operating activities	62,437	(137,280)

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,708)	(1,808)
Investment in unconsolidated limited liability companies	(3,535)	(10,175)
Return of investment from unconsolidated limited liability companies	40	15
Net cash used in investing activities	(6,203)	(11,968)

FINANCING ACTIVITIES:
Net (repayments of) proceeds from bank borrowings	(158,900)	144,400
Principal repayments of mortgage notes payable and community
development district bond obligations	(118)	(1,068)
Proceeds from preferred shares issuance – net of issuance costs of $3,675	96,325	-
Debt issuance costs	(38)	(27)
Payments on capital lease obligations	(457)	-
Dividends paid	(3,143)	(715)
Proceeds from exercise of stock options	804	55
Excess tax benefits from stock-based payment arrangements	125	122
Common share repurchases	-	(17,893)
Net cash (used in) provided by financing activities	(65,402)	124,874
Net decrease in cash	(9,168)	(24,374)
Cash balance at beginning of period	11,516	25,085
Cash balance at end of period	$ 2,348	$ 711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$ 7,467	$ 5,829
Income taxes	$ 10,065	$37,770

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$ 4,173	$ 1,286
Consolidated inventory not owned	$ 2,703	$ (224)
Capital lease obligations	$ 1,457	$ -
Distribution of single-family lots from unconsolidated limited liability companies	$ 1,742	$ 7,232
Deferral of executive and director compensation	$ 653	$ 837
Executive and director deferred compensation distributions	$ 417	$ 453

   See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries.  All intercompany transactions have been eliminated.  Results for the interim period are not necessarily indicative of results for a full year.  In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period.  Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows.  With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes and contingencies.  Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in Part I of this report, in “Item 1A. Risk Factors” in Part II of this report and in “Item 1A. Risk Factors” in Part I of our 2006 Form 10-K.

NOTE 2.   Impact of Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value by clarifying the exchange price notion presented in earlier definitions and providing a framework for measuring fair value.  SFAS 157 also expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company is in the process of determining the impact the adoption of SFAS 157 will have on its financial statements.

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

NOTE 3.   Inventory

A summary of the Company’s inventory as of June 30, 2007 and December 31, 2006 is as follows:

	June 30,	December 31,
(In thousands)	2007	2006
Single-family lots, land and land development costs	$ 643,016	$ 782,621
Land held for sale	55,095	21,803
Homes under construction	383,490	347,126
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2007 - $758;
December 31, 2006 - $281)	12,423	5,522
Community development district infrastructure (Note 11)	22,769	18,525
Land purchase deposits	5,139	3,735
Consolidated inventory not owned (Note 12)	6,431	5,026
Total inventory	$1,128,363	$1,184,358

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots and lots for which development has been completed but have not yet been used to start construction of a home.

Land held for sale includes land that meets all of the following criteria, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”):  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  During the second quarter of 2007, the Company reclassified $6.9 million of land from land held for sale to single-family lots, land and land development costs because the criteria for classification as land held for sale were no longer met.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of June 30, 2007 and December 31, 2006, we had 609 homes (valued at $99.0 million) and 717 homes (valued at $130.8 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 4 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.   On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits relating to such agreement.  For the three and six months ended June 30, 2007 the Company wrote off $0.8 million and $1.9 million, respectively, in option deposits and pre-acquisition costs.

NOTE 4.  Valuation Adjustments and Write-offs

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

Operating communities. For existing operating communities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases, projected sales price and sales pace of each existing or planned community and the estimated land development and home construction and selling costs of the community.

The carrying value of the 15 operating communities that were impaired during the three month period ending June 30, 2007, net of impairment charges and write-offs of $41.2 million, was $219.9 million at June 30, 2007.  The fair value of the 3 operating communities that were impaired during the three months ended March 31, 2007, net of impairment charges and write-offs of $1.1 million, was $4.2 million at March 31, 2007.

Future communities.  For raw land or land under development that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed above in Note 3, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets, or based on the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach, in accordance with SFAS 144.

The carrying value of the 9 future communities that were impaired during the three month period ending June 30, 2007, net of impairment charges and write-offs of $19.5 million, was $65.2 million at June 30, 2007.

Land held for sale.  Land held for sale includes land that meets the six criteria defined in SFAS 144, as further discussed above in Note 3.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.   Fair value is determined based on the expected third party sale proceeds.

The carrying value of the 5 land held for sale properties that were impaired during the three month period ending June 30, 2007, net of impairment charges and write-offs of $2.7 million, was $13.3 million at June 30, 2007.

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated limited liability companies (“LLCs”) for impairment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB Topic 5M”).  When evaluating the LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 8.

The investment value of the one LLC that was impaired during the three month period ending June 30, 2007, net of impairment charges and write-offs of $2.7 million, was $7.7 million at June 30, 2007.  During the three month period ending June 30, 2007, one of our LLCs also wrote-off a land option deposit, with the Company’s portion being $0.8 million.

A summary of the Company’s valuation adjustments and write-offs for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Impairment of operating communities:
Midwest	$ 5,603	-	$ 5,363	-
Florida	15,197	-	15,504	-
Mid-Atlantic	20,339	-	21,417	-
Total impairment of operating communities (a)	$41,139	-	$42,284	-
Impairment of future communities:
Midwest	$ 1,526	-	$ 1,526	-
Florida	11,948	-	11,948	-
Mid-Atlantic	6,018	-	6,018	-
Total impairment of future communities (a)	$19,492	-	$19,492	-
Impairment of land held for sale:
Midwest	$ -	-	$ -	-
Florida	2,442	-	2,442	-
Mid-Atlantic	256	-	256	-
Total impairment of land held for sale (a)	$ 2,698	-	$ 2,698	-
Option deposits and pre-acquisition costs write-offs:
Midwest	$ -	$ 226	$ 22	$ 246
Florida (b)	825	1,354	1,828	1,466
Mid-Atlantic	16	229	46	238
Total option deposits and pre-acquisition costs write-offs (c)	$ 841	$1,809	$ 1,896	$1,950
Impairment of investments in unconsolidated LLCs:
Midwest	$ -		$ -
Florida	2,731	-	2,731	-
Mid-Atlantic	-	-	-	-
Total impairment of investments in unconsolidated LLCs (a)	$ 2,731	-	$ 2,731	-

Total impairments and write-offs of option depoists and pre- acquisition costs	$66,901	$1,809	$69,101	$1,950

(a) Amounts are recorded within Impairment of Inventory and Investment in Unconsolidated Limited Liability Companies in the Company’s Unaudited Condensed Consolidated Statement of Income.

(b) Includes the Company’s $0.8 million share of the write-off of an option deposit in the three and six month periods of 2007 that is included in Equity in Undistributed Loss (Income) of Limited Liability Companies in the Company’s Unaudited Condensed Statement of Cash Flows.

(c) Amounts are recorded within General and Administrative Expense in the Company’s Unaudited Condensed Consolidated Statement of Income.

NOTE 5.  Goodwill and Intangible Assets

The Company evaluates goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and evaluates finite-lived intangible assets for impairment in accordance with SFAS 144.  During the second quarter of 2007, the Company made a decision, primarily due to market conditions, to discontinue the use of the Shamrock name and other intangible assets that were acquired as part of the July 2005 acquisition of Shamrock Homes, a Florida homebuilder, and as a result wrote off the $3.6 million remaining unamortized balance of these intangible assets.  The Company also determined that the goodwill associated with this acquisition was impaired due to continued adverse market conditions, and wrote off the $1.6 million goodwill balance.

NOTE  6.   Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalize dinterest is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Capitalized interest, beginning of period	$37,647	$24,470	$35,219	$19,233
Interest capitalized to inventory	5,888	6,943	11,712	13,037
Capitalized interest charged to cost of sales	(3,640)	(1,081)	(7,036)	(1,938)
Capitalized interest, end of period	$39,895	$30,332	$39,895	$30,332

Interest incurred	$ 8,903	$11,134	$18,978	$20,389

NOTE  7.   Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following is a summary of the major classes of depreciable assets and their estimated useful lives as of June 30, 2007 and December 31, 2006:
	June 30,	December 31,
(In thousands)	2007	2006
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	18,385	16,130
Transportation and construction equipment	22,532	22,532
Property and equipment	52,740	50,485
Accumulated depreciation	(15,949)	(14,227)
Property and equipment, net	$36,791	$36,258

Estimated
Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense (excluding expense relating to model furnishings classified in Inventory) was approximately $2.1 million and $1.7 million for the six month periods ended June 30, 2007 and 2006, respectively.

NOTE 8.   Investment in Unconsolidated Limited Liability Companies

At June 30, 2007, the Company had interests ranging from 33% to 50% in LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and three of these LLCs have outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and guarantees of the completion of land development and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 9 below.  These entities have assets totaling $173.7 million and liabilities totaling $74.2 million, including third party debt of $69.7 million, as of June 30, 2007.  The Company’s maximum exposure related to its investment in these entities as of June 30, 2007 is the amount invested of $50.5 million plus letters of credit and bonds totaling $7.6 million and the possible future obligation of $46.4 million under the guarantees and indemnifications discussed in Note 9 below.  Included in the Company’s investment in LLCs at June 30, 2007 and December 31, 2006 are $1.8 million and $1.3 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

In accordance with APB 18 and SAB Topic 5M, the Company evaluates its investment in unconsolidated LLCs for potential impairment.  Refer to Note 4 for additional details relating to our procedures for evaluating our investment in LLCs for impairment.

NOTE  9.   Guarantees and Indemnifications

Warranty

The Company provides a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed prior to 1998) and a thirty-year (for homes closed after 1998) transferable limited warranty against major structural defects.  Warranty amounts are accrued as homes close to homebuyers and are intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three and six months ended June 30, 2007 and 2006 is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Warranty accrual, beginning of period	$13,385	$13,485	$14,095	$13,940
Warranty expense on homes delivered during the period	1,707	2,412	3,318	4,367
Changes in estimates for pre-existing warranties	448	(722)	234	(925)
Settlements made during the period	(2,403)	(2,486)	(4,510)	(4,693)
Warranty accrual, end of period	$13,137	$12,689	$13,137	$12,689

Guarantees and Indemnities

In the ordinary course of business, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $123.0 million and $174.0 million were covered under the above guarantees as of June 30, 2007 and December 31, 2006, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at June 30, 2007 and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $2.4 million as of both June 30, 2007 and December 31, 2006.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $2.0 million and $2.1 million at June 30, 2007 and December 31, 2006, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs.  Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project.  The maximum amount that the Company could be required to pay under the land development completion guarantees was approximately $31.0 million and $11.1 million as of June 30, 2007 and December 31, 2006, respectively.  The risk associated with these guarantees is offset by the value of the underlying assets.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of June 30, 2007, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $15.4 million.  Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, land development completion guarantees and loan maintenance and limited payment guaranty.  Under the minimum net worth guarantees, the Company is required to maintain $300 million of total net worth, and two of our subsidiaries are also required to maintain minimum levels of net worth that are substantially lower than the total Company requirement.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.5 million at both June 30, 2007 and December 31, 2006, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of M/I Financial up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 10.  Commitments and Contingencies

At June 30, 2007, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 1,694 homes with an aggregate sales price of approximately $554.0 million.  Based on our current quarter housing gross margin of 21.2% (excluding the impairment charges discussed in Note 4), plus variable selling costs of 4.1% of revenue, less payments to date on homes in backlog of $319.2 million, we estimate payments totaling approximately $140.5 million to be made in the future relating to those homes.  At June 30, 2007, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $122.6 million.  Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2007, the Company had outstanding approximately $141.6 million of completion bonds and standby letters of credit that expire at various times through March 2012.  Included in this total are: (1) $99.7 million of performance bonds and $25.0 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $4.1 million share of our LLCs’ letters of credit and bonds); (2) $11.2 million of financial letters of credit, of which $4.2 million represent deposits on land and lot purchase agreements and (3) $5.7 million of financial bonds.

At June 30, 2007, the Company had outstanding $1.5 million of corporate promissory notes.  These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties.  No interest or principal is due until the time of default.  In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At June 30, 2007, the Company had $0.2 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and therefore, are restricted from general use.

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

NOTE 11.  Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of June 30, 2007:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
5/1/2004	5/1/2035	6.00%	$ 9,280
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/1/2006	5/1/2037	5.35%	22,685
3/15/2007	5/1/2037	5.20%	7,105
Total CDD bond obligations issued and outstanding as of June 30, 2007			$53,885

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded a $22.8 million liability related to these CDD bond obligations as of June 30, 2007, along with the related inventory infrastructure.

In addition, at June 30, 2007, the Company had outstanding a $1.0 million CDD bond obligation in connection with the purchase of land.  This obligation bears interest at a rate of 5.5% and matures November 1, 2010.  As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

NOTE 12.   Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option contracts in order to secure land for the construction of homes in the future.  Pursuant to these land option contracts, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), if the entity holding the land under the option contract is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity.  The Company does not guarantee the obligations or performance of these variable interest entity.

In applying the provisions of FIN 46(R), the Company evaluated all land option contracts and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under certain land contracts.  As the primary beneficiary under these contracts, the Company is required to consolidate the fair value of the variable interest entities.

As of June 30, 2007 and December 31, 2006, the Company had recorded $4.4 million and $3.3 million, respectively, within Inventory on the Consolidated Balance Sheet, representing the fair value of land under certain land option contracts.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

As of June 30, 2007 and December 31, 2006, the Company also had recorded within Inventory on the Unaudited Condensed Consolidated Balance Sheet $2.0 million and $1.7 million, respectively, of land for which the Company does not have title because the land was sold to a third party with the Company retaining an option to repurchase developed lots.  In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has continuing involvement in the land as a result of the repurchase option, and therefore is not permitted to recognize the sale of the land.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 13.   (Loss) Earnings Per Share

Basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding. Diluted (loss) earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to  non-vested contingent shares, shares underlying deferred compensation awards and outstanding options to purchase common shares (together, “incremental shares”), if dilutive.  For both the three and six months ended June 30, 2007, there were no incremental shares because the Company had a net loss for the periods and such shares would not be dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amount)	2007	2006	2007	2006
Basic weighted average shares outstanding	13,975	13,973	13,959	14,042
Effect of dilutive securities:
Stock option awards	-	76	-	80
Contingent shares (performance-based restricted shares) (a)	-	-	-	-
Deferred compensation awards	-	125	-	125
Diluted weighted average shares outstanding	13,975	14,174	13,959	14,247

Net (loss) income	$(40,179)	$18,281	$(37,949)	$34,659
Less: preferred share dividends	2,438	-	2,438	-

Net (loss) income available to common shareholders	$(42,617)	$18,281	$(40,387)	$34,659
(Loss) earnings per common share
Basic	$ (3.05)	$ 1.31	$ (2.89)	$ 2.47
Diluted	$ (3.05)	$ 1.29	$ (2.89)	$ 2.43
Anti-dilutive equity awards not included in the calculation
of diluted earnings per share	1,193	819	1,143	745

(a) These performance based awards were granted during the first quarter of 2007.  As of June 30, 2007, the performance conditions have not been met; therefore, there is no impact on diluted earnings per share for the three and six months ended June 30, 2007.

NOTE 14.   Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which requires the Company to determine whether it is more likely than not that its current tax positions will be sustained upon examination and, if so, the Company must measure each tax position and recognize in its financial statements the largest amount of benefit that has greater than a 50% likelihood of being realized upon settlement.  As of the date of adoption, the total amount of unrecognized tax benefits was $5.1 million, of which $4.7 million would favorably impact the Company’s effective tax rate if recognized.  The cumulative effect of adopting FIN 48 had no impact on the Company’s beginning retained earnings.  As of January 1, 2007, the Company had $1.7 million of accrued interest and penalties relating to uncertain tax positions.  The Company continues to record interest and penalties as a component of the Provision for Income Taxes on the Unaudited Condensed Consolidated Statement of Income and as a component of the unrecognized tax benefits recorded within Other Liabilities on the Unaudited Condensed Consolidated Balance Sheet.

As of June 30, 2007, the Company estimated that the total amount of unrecognized tax benefits could decrease by approximately $1.1 million within the next twelve months, of which $0.8 million would decrease income tax expense if recognized, resulting from the closing of certain tax years.  These unrecognized tax benefits relate primarily to the deductibility of certain intercompany charges.  As of June 30, 2007, the Company’s federal income tax returns for 2004 through 2006 are open years.  The Company files income tax returns in various state and local jurisdictions, with varying statutes of limitations.  Ohio and Florida are both major tax jurisdictions.  As of June 30, 2007, Ohio has open tax years of 2004 through 2006 and Florida has open tax years of 2003 through 2006.

NOTE 15.   Purchase of Treasury Shares

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010 and was publicly announced on November 10, 2005.  The repurchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the six month period ended June 30, 2007, the Company did not repurchase any shares.  As of June 30, 2007, the Company had approximately $6.7 million available to repurchase outstanding common shares under the Board approved repurchase program.

NOTE 16.   Dividends on Common Shares

On July 19, 2007, the Company paid to shareholders of record of its common shares on July 2, 2007 a cash dividend of $0.025 per share.  Total dividends paid on common shares in 2007 through July 19 were approximately $1.0 million.

NOTE 17.   Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 preferred shares in the aggregate.  On June 15, 2007, the Company paid to shareholders of record of its preferred shares on June 1, 2007 a cash dividend of $609.375 per preferred share.

NOTE 18.  Universal Shelf Registration

As of June 30, 2007, $50 million remains available for future offerings under a $150 million universal shelf registration filed by the Company with the SEC in April 2002.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders.  This shelf registration should allow the Company to expediently access capital markets in the future.  The timing and amount of offerings, if any, will depend on market and general business conditions.

NOTE 19.   Business Segments

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of the financial services operation; (2) our four homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland (2)
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana	West Palm Beach, Florida	Charlotte, North Carolina
Chicago, Illinois (1)		Raleigh, North Carolina

(1)  The Company announced its entry into the Chicago market during the second quarter of 2007, and has not sold or closed any homes in this market as of June 30, 2007.
(2)  Maryland also includes homebuilding operations in Delaware.

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

The chief operating decision makers utilize operating (loss) income, defined as (loss) income before interest expense and income taxes, as a performance measure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Revenue:
Midwest homebuilding	$ 78,238	$124,096	$149,887	$222,342
Florida homebuilding	85,328	124,980	170,983	236,661
Mid-Atlantic homebuilding	68,298	55,565	129,317	95,278
Other homebuilding - unallocated (a)	(1,012)	1,110	(228)	4,797
Financial services (b)	4,795	7,139	10,147	14,126
Intercompany eliminations	-	(1,096)	-	(2,355)
Total revenue	$235,647	$311,794	$460,106	$570,849

Operating (loss) income:
Midwest homebuilding	$ (7,162)	$ 10,071	$ (7,595)	$ 15,387
Florida homebuilding	(26,669)	27,480	(14,315)	51,485
Mid-Atlantic homebuilding	(24,353)	5,710	(24,356)	8,341
Other homebuilding - unallocated (a)	(276)	85	(73)	689
Financial services	2,334	4,420	5,065	8,598
Less: Corporate selling, general and administrative expense	(6,084)	(14,090)	(13,086)	(21,247)
Total operating (loss) income	$(62,210)	$ 33,676	$ (54,360)	$ 63,253

Interest expense: (c)
Midwest homebuilding	$ 655	$ 1,780	$ 2,014	$ 3,151
Florida homebuilding	1,549	1,170	3,356	1,960
Mid-Atlantic homebuilding	666	1,074	1,669	1,963
Financial services	145	167	227	278
Total interest expense	$ 3,015	$ 4,191	$ 7,266	$ 7,352

Total (loss) income before taxes	$(65,225)	$ 29,485	$(61,626)	$ 55,901

(a) Other homebuilding – unallocated consists of the net impact in the period due to timing of homes delivered with low down-payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party.  In accordance with applicable accounting rules, recognition of such revenue must be deferred until the related loan is sold to a third party.  Refer to the Revenue Recognition policy described in our Application of Critical Accounting Estimates and Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(b) Financial services revenue includes $1.8 million and $1.1 million of revenue from the homebuilding segments for the three months ended June 30, 2007 and 2006, respectively, and $3.5 million and $2.4 million of revenue from the homebuilding segments for the six months ended June 30, 2007 and 2006, respectively.

(c) Interest expense is allocated to our homebuilding operating segments based on the average monthly net investment (total assets less total liabilities) for each operating segment.

 ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered nearly 70,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C.  In 2006, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

 FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the “Risk Factors” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and as set forth in Part II, Item 1A. Risk Factors.  Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” or when the loan has been sold to a third party investor.  Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing.  Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized interest, real estate taxes and indirect costs and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of Revenue in the Company’s Unaudited Condensed Consolidated Statement of Income.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

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

The Company assesses inventories for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

Operating communities. For existing operating communities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the community.  The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases, projected sales price and sales pace of each existing or planned community and the estimated land development and home construction and selling costs of the community.  Management reviews these assumptions on a quarterly basis, and adjusts the assumptions as necessary based on current and projected market conditions.

Future communities.  For raw land or land under development that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed below, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets, or based on the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach, in accordance with SFAS 144.

Land held for sale.  Land held for sale includes land that meets all of the following six criteria defined in SFAS 144:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.   Fair value is determined based on the expected third party sale proceeds.

The key assumptions relating to the above valuations are dependent on project specific local market and/or community conditions and are inherently uncertain. Local market-specific factors that may impact our project assumptions include:

•	historical project results such as average sales price and sales rates, if closings have occurred in the project,
•	competitors’ local market and/or community presence and their competitive actions,
•	project specific attributes such as location desirability and uniqueness of product offering,
•	potential for alternative product offerings to respond to local market conditions, and
•	current local market economic and demographic conditions and related trends and forecasts

These and other factors are considered by our local personnel as they prepare or update the project level assumptions. The key assumptions included in our estimated future net cash flows are interrelated. For example, a decrease in estimated sales price due to increased price discounting may result in a complementary increase in sales rates.

As of June 30, 2007, our projections generally assume a gradual improvement in market conditions over time along with a gradual increase in costs.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of June 30, 2007, we utilized discount rates ranging from 12% - 15% in the above valuations.

Our quarterly assessments reflects management’s estimates, which we believe are reasonable; however, if homebuilding market conditions and our operating results continue to deteriorate, or if the current challenging market conditions continue for an extended period, future results could differ materially from management’s judgments and estimates.

Consolidated Inventory Not Owned.  We enter into land option agreements in the ordinary course of business in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we typically provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at pre-determined prices.  If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity.  Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, the expected timing of our purchase of the land and assumptions about projected cash flows.  We consider our accounting policies with respect to determining whether we are the primary beneficiary to be critical accounting policies due to the judgment required.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies for potential impairment on a continuous basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distribution or sale of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution or sale to the Company and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals for warranties under our two-year limited warranty program and our 20-year (for homes closed prior to 1998) and 30-year (for homes closed during or after 1998) transferable structural warranty program are established as a percentage of average sales price and on a per unit basis, respectively, and are based upon historical experience by geographic area and recent trends.  Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures included in the above not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates which reflect both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2007, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $18.25 million in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $2.2 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively, for all self-insured and general liability claims.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Income Taxes.  Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax asset will be realized in the future.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Tax positions are recognized when it is more likely than not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within Provision for Income Taxes in the Unaudited Condensed Consolidated Statement of Income.

RESULTS OF OPERATIONS

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of the financial services operation; (2) our four homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland (2)
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana	West Palm Beach, Florida	Charlotte, North Carolina
Chicago, Illinois (1)		Raleigh, North Carolina

(1)  The Company announced its entry into the Chicago market during the second quarter of 2007, and has not sold or closed any homes in this market as of June 30, 2007.
(2)  Maryland also includes homebuilding operations in Delaware.

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

Highlights and Trends for the Three and Six Months Ended June 30, 2007

Overview

The housing market continues to remain challenging with uncertainty throughout the industry.  Widely reported industry concerns over credit tightening and difficulties in the sub-prime market, excess inventory of new and existing homes and weakening demand continue to impact us in virtually all of our markets.  All of these factors have led to further price competition and margin compression in most of our markets.  We continue to estimate that we will deliver approximately 3,000 homes in 2007, with a breakdown by region of 45% in the Midwest, 25% in Florida and 30% in the Mid-Atlantic region; however, given these market conditions, it is difficult for us to predict either our new contracts or margins.  For the quarter ended June 30, 2007, our total gross margin percentage was (6.6%); however, excluding the impairment charges discussed below, the gross margin percentage was 21.5%, compared to 27.6% in 2006’s second quarter.  Gross margin percentage excluding impairment of inventory and investments in unconsolidated LLCs is a non-GAAP financial measure disclosed by certain of our competitors and has been presented by us because we find it useful in evaluating our operating performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

In early 2007, we experienced some indications that conditions were improving slightly, based on our higher new contracts and reduced cancellation rate compared to the second half of 2006.  In the second quarter of 2007, however, conditions deteriorated, particularly in our Florida region where new contracts were down 38% compared to the second quarter of 2006 and were also below our expectations.  As a result of the deterioration in the second quarter of 2007, we recognized charges totaling $66.9 million for the impairment of inventory and investment in unconsolidated LLCs and abandoned land transactions.  These charges by region were as follows: Midwest - $7.1 million, Florida - $33.1 million and Mid-Atlantic - $26.7 million.  In addition, we recorded a charge of $5.2 million relating to the write-off of intangible assets and goodwill associated with our July 2005 acquisition of Shamrock Homes, a Florida homebuilder.

We continue to focus on our predominantly defensive operating strategy, making ongoing pricing decisions on a community by community basis rather than following the significant discounting approach certain competitors are employing.  We also continue to be highly committed to our operating strategy, which emphasizes the following:

•	Providing a superior customer experience
•	Focusing on premier locations and highly desirable communities
•	Offering products with diversity and innovative design
•	Focusing on profitability via inventory and expense management
•	Maintaining our market position in existing markets

Key Financial Results

●
For the quarter ended June 30, 2007, total revenue decreased $76.1 million (24%) compared to the quarter ended June 30, 2006, to approximately $235.6 million.  This decrease is largely attributable to a decrease of $74.7 million in housing revenue, from $301.9 million in 2006 to $227.2 million in 2007.  Homes delivered decreased 24%, and the average sales price of homes delivered decreased from $306,000 to $301,000.  Slightly offsetting the decrease in housing revenue was an increase in revenue from the outside sale of land to third parties, which increased 70% from $2.8 million in 2006 to $4.7 million in 2007.  Our financial services revenue also decreased $2.3 million (33%) for the second quarter of 2007 compared to the prior year due primarily to a 24% decrease in the number of mortgage loans originated.

●
Loss before taxes for the quarter ended June 30, 2007 was $65.2 million compared to income before taxes of $29.5 million in the second quarter of 2006.  During the 2007 period, the Company incurred charges totaling $72.1 million, of which $66.9 million related to impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs and $5.2 million related to the impairment of goodwill and intangible assets relating to our 2005 acquisition of Shamrock Homes, a Florida homebuilder.  Excluding the impact of the above-mentioned charges, the Company earned pre-tax income of $6.9 million.  The $22.6 million decrease from 2006 was driven by the decrease in housing revenue discussed above, along with lower gross margins, which declined from 27.6% in 2006’s second quarter to 21.5% in 2007’s second quarter.  General and administrative expenses decreased $2.3 million (8%) primarily due to (1) a decrease in payroll expenses of $1.9 million; (2) a decrease in severance expenses of $5.9 million and (3) a decrease in abandoned land transactions of $1.0 million.  These decreases were partially offset by (1) the write-off of the goodwill and other assets of our July 2005 acquisition of Shamrock Homes of $5.2 million and (2) an increase of $1.0 million in costs related to our investment in land.  Selling expenses have also decreased by $3.3 million (15%) for the quarter ended June 30, 2007 when compared to the quarter ended June 30, 2006 primarily due to (1) a decrease of $2.4 million of variable selling expenses as a result of volume declines; (2) a decrease of $0.8 million in advertising costs and (3) a decrease of $0.5 million in training expenses; however, selling expenses as a percentage of revenue increased from 7.4% in 2006’s second quarter to 8.3% in 2007’s second quarter as a result of more model homes and higher realtor commissions on homes sold.

●
For the six months ended June 30, 2007, total revenue decreased $110.7 million (19%) compared to the first half of 2006.  This decrease is largely attributable to a decrease of $108.7 million in housing revenue, from $549.9 million in 2006 to $441.1 million in 2007.  Homes delivered decreased 20% compared to the six months ended June 30, 2006 and the average sales price of homes delivered increased slightly, from $302,000 to $303,000.  Slightly offsetting the decrease in housing revenue was an increase in revenue from the outside sale of land to third parties, which increased 105% from $4.4 million in 2006 to $9.1 million in 2007.  Financial services revenue also decreased $4.0 million (28%), driven by an 18% decrease in the number of mortgage loans originated.

●
Loss before taxes for the six months ended June 30, 2007 was $61.6 million compared to income before taxes of $55.9 in the 2006 six-month period.  During the 2007 period, the Company incurred charges totaling $74.3 million of which $69.1 million related to impairment of inventory, investment in unconsolidated LLCs and abandoned transaction costs and $5.2 million related to the aforementioned acquisition intangible write-off.  Excluding the impact of the above-mentioned charges, the Company earned pre-tax income of $12.7 million.  The $43.2 million decrease from 2006 was driven by the decrease in housing revenue, along with lower gross margins, which declined from 27.4% for the first half of 2006 to 21.6% for the six months ended June 30, 2007.  General and administrative expenses decreased $0.7 million (1%) primarily due to (1) a decrease is payroll expenses of $4.8 million, and (2) a decrease in severance expenses of $4.9 million.  These decreases were partially offset by (1) the write-off of the goodwill and other assets of our July 2005 acquisition of Shamrock Homes of $5.2 million; (2) an increase of $2.6 million in costs related to our investment in land; (3) an increase

23

in rent expense of $1.0 million and (4) an increase in professional fees of $0.6 million.  Selling expenses decreased $6.3 million due to a $4.2 million decrease in variable selling expenses and a $1.6 million decrease in advertising expenses; however, selling expenses as a percentage of revenue increased from 7.7% during the first six months of 2006 to 8.2% during the first half of 2007, for the same reasons discussed above with respect to the second quarter.

●
New contracts for the second quarter of 2007 were 688, down 10% compared to 764 in 2006’s second quarter.  For the six months ended June 30, 2007, new contracts decreased by 271 (14%) compared to the same period in 2006. We experienced weaker demand due to increasing inventory of new and existing homes, credit tightening and weakening consumer sentiment.  For the second quarter of 2007, our cancellation rate was 29% compared to 30% in 2006's second quarter.  By Region, our second quarter cancellation rates in 2007 versus 2006 were as follows: Midwest - 29% in 2007 and 37% in 2006; Florida - 40% in 2007 and 25% in 2006; and Mid-Atlantic - 19% in both 2007 and 2006.  The overall cancellation rate remained consistent at approximately 27% for the six months ended June 30, 2007 and 2006.

●
As a result of lower refinance volume for outside lenders and increased competition, during 2007 we expect to continue to experience pressure on our mortgage company’s capture rate, which was approximately 74% for the first half of 2007 and 83% for the first half of 2006.  This continued pressure on our capture rate could continue to negatively impact earnings.

●
As discussed above, we are experiencing changes in market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the three and six months ended June 30, 2007, we recorded $66.9 million and $69.1 million, respectively, of charges relating to the impairment of inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs.  We generally believe that we will see a gradual improvement in market conditions over the long term.  During 2007, we will continue to update our evaluation of the value of our inventories and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●	Our effective income tax rate was 38.4% for both the three and six months ended June 30, 2007, compared to 38.0% for both the three and six months ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Revenue:
Midwest homebuilding	$ 78,238	$124,096	$149,887	$222,342
Florida homebuilding	85,328	124,980	170,983	236,661
Mid-Atlantic homebuilding	68,298	55,565	129,317	95,278
Other homebuilding - unallocated (a)	(1,012)	1,110	(228)	4,797
Financial services (b)	4,795	7,139	10,147	14,126
Intercompany eliminations	-	(1,096)	-	(2,355)
Total revenue	$235,647	$311,794	$460,106	$570,849

Operating (loss) income:
Midwest homebuilding	$ (7,162)	$ 10,071	$ (7,595)	$ 15,387
Florida homebuilding	(26,669)	27,480	(14,315)	51,485
Mid-Atlantic homebuilding	(24,353)	5,710	(24,356)	8,341
Other homebuilding - unallocated (a)	(276)	85	(73)	689
Financial services	2,334	4,420	5,065	8,598
Less: Corporate selling, general and administrative expense	(6,084)	(14,090)	(13,086)	(21,247)
Total operating (loss) income	$(62,210)	$ 33,676	$ (54,360)	$ 63,253

Interest expense: (c)
Midwest homebuilding	$ 655	$ 1,780	$ 2,014	$ 3,151
Florida homebuilding	1,549	1,170	3,356	1,960
Mid-Atlantic homebuilding	666	1,074	1,669	1,963
Financial services	145	167	227	278
Total interest expense	$ 3,015	$ 4,191	$ 7,266	$ 7,352

Total (loss) income before taxes	$(65,225)	$ 29,485	$(61,626)	$ 55,901

(a) Other homebuilding – unallocated consists of the net impact in the period due to timing of homes delivered with low down-payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party.  In accordance with applicable accounting rules, recognition of such revenue must be deferred until the related loan is sold to a third party.  Refer to the Revenue Recognition policy described in our Application of Critical Accounting Estimates and Policies above for further discussion.

(b) Financial services revenue includes $1.8 million and $1.1 million of revenue from the homebuilding segments for the three months ended June 30, 2007 and 2006, respectively, and $3.5 million and $2.4 million of revenue from the homebuilding segments for the six months ended June 30, 2007 and 2006, respectively.

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

Reportable Segments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except as otherwise noted)	2007	2006	2007	2006
Midwest Region
Homes delivered	321	464	617	833
Average sales price per home delivered	$ 243	$ 266	$ 241	$ 265
Revenue homes	$ 77,904	$123,336	$148,742	$220,898
Revenue third party land sales	$ 334	$ 760	$ 1,145	$ 1,444
Operating (loss) income homes	$ (7,230)	$ 9,916	$ (7,726)	$ 15,370
Operating income (loss) third party land sales	$ 68	$ 155	$ 131	$ 17
New contracts, net	329	362	804	1,002
Backlog at end of period	819	1,109	819	1,109
Average sales price of homes in backlog	$ 260	$ 278	$ 260	$ 278
Aggregate sales value of homes in backlog (in millions)	$ 213	$ 308	$ 213	$ 308
Number of active communities	80	94	80	94

Florida Region
Homes delivered	248	378	490	743
Average sales price per home delivered	$ 338	$ 326	$ 339	$ 315
Revenue homes	$ 83,715	$123,272	$165,815	$234,213
Revenue third party land sales	$ 1,613	$ 1,708	$ 5,168	$ 2,448
Operating (loss) income homes	$ (24,561)	$ 26,686	$ (13,086)	$ 50,399
Operating (loss) income third party land sales	$ (2,108)	$ 794	$ (1,229)	$ 1,086
New contracts, net	143	231	317	552
Backlog at end of period	410	1,349	410	1,349
Average sales price of homes in backlog	$ 375	$ 398	$ 375	$ 398
Aggregate sales value of homes in backlog (in millions)	$ 154	$ 537	$ 154	$ 537
Number of active communities	47	41	47	41

Mid-Atlantic Region
Homes delivered	186	145	352	243
Average sales price per home delivered	$ 352	$ 381	$ 360	$ 390
Revenue homes	$ 65,542	$ 55,261	$126,561	$ 94,748
Revenue third party land sales	$ 2,756	$ 304	$ 2,756	$ 530
Operating (loss) income homes	$(24,325)	$ 5,676	$ (24,328)	$ 8,308
Operating (loss) income third party land sales	$ (28)	$ 34	$ (28)	$ 33
New contracts, net	216	171	509	347
Backlog at end of period	465	431	465	431
Average sales price of homes in backlog	$ 403	$ 417	$ 403	$ 417
Aggregate sales value of homes in backlog (in millions)	$ 187	$ 180	$ 187	$ 180
Number of active communities	34	30	34	30

Total Homebuilding Regions
Homes delivered	755	987	1,459	1,819
Average sales price per home delivered	$ 301	$ 306	$ 303	$ 302
Revenue homes	$227,161	$301,869	$441,118	$549,859
Revenue third party land sales	$ 4,703	$ 2,772	$ 9,069	$ 4,422
Operating (loss) income homes	$ (56,116)	$ 42,278	$ (45,140)	$ 74,077
Operating (loss) income third party land sales	$ (2,068)	$ 983	$ (1,126)	$ 1,136
New contracts, net	688	764	1,630	1,901
Backlog at end of period	1,694	2,889	1,694	2,889
Average sales price of homes in backlog	$ 327	$ 355	$ 327	$ 355
Aggregate sales value of homes in backlog (in millions)	$ 554	$ 1,025	$ 554	$ 1,025
Number of active communities	161	165	161	165

Financial Services
Number of loans originated	515	675	979	1,196
Value of loans originated	$128,668	$159,113	$247,053	$279,575
Revenue	$ 4,795	$ 7,139	$ 10,147	$ 14,126
Selling, general and administrative expenses	$ 2,461	$ 2,719	$ 5,082	$ 5,528
Interest expense	$ 145	$ 167	$ 227	$ 278
Income before income taxes	$ 2,189	$ 4,253	$ 4,838	$ 8,320

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Midwest Region.  For the quarter ended June 30, 2007, Midwest homebuilding revenue was $78.2 million, a 37% decrease compared to the second quarter of 2006.  The decrease was primarily due to the 31% decrease in the number of homes delivered.  For the quarter ended June 30, 2007, our operating loss was $7.2 million, representing a $17.3 million decrease from last year’s operating income of $10.1 million as the result of fewer homes delivered, a change in the mix of products delivered and a reduction in profit due to sales incentives offered to customers.  The decrease is also due to impairment and abandonment charges of $7.1 million in the second quarter of 2007 as opposed to $0.2 million in the second quarter of 2006.  For the three months ended June 30, 2007, new contracts declined 9% compared to the three months ended June 30, 2006 due to softness in market conditions in the Midwest.  Quarter-end backlog declined 26% in units and 31% in total sales value, with an average sales price in backlog of $260,000 at June 30, 2007 compared to $278,000 at June 30, 2006.  Market conditions in the Midwest are very challenging, and we anticipate these challenging conditions will continue until at least 2008.

Florida Region. For the quarter ended June 30, 2007, Florida homebuilding revenue decreased to $85.3 million, a decrease of 32% compared to the same period in 2006.  The decrease in revenue is primarily due to a 34% decrease in the number of homes delivered in 2007 compared to 2006.  For the quarter ended June 30, 2007, our operating loss was $26.7 million, a decrease of $54.1 million when compared to 2006 operating income of $27.5 million.  This decline is due to the impact of the decline in homes delivered and lower pre-impairment gross margin resulting from competitive price pressures as well as impairment and abandonment charges of $33.1 million in the second quarter of 2007 versus $1.4 million in the second quarter of 2006.  For the second quarter of 2007, new contracts decreased 38%, from 231 in 2006 to 143 in 2007, which we believe is primarily due to the current oversupply of inventory driven by many investors exiting the market and the resulting impact on consumer confidence.  Management anticipates challenging conditions in our Florida region to continue until at least 2008 based on the decrease in backlog units from 1,349 at June 30, 2006 to 410 at June 30, 2007.  Along with the decrease in the number of backlog units, the average sales price of the homes in backlog decreased from $398,000 at June 30, 2006 to $375,000 at June 30, 2007.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased to $68.3 million, an increase of 23% for the quarter ended June 30, 2007 compared to the same period in 2006.  Driving this increase was a 28% increase in the number of homes delivered.   New contracts increased 26% from 171 in the second quarter of 2006 to 216 in the second quarter of 2007, and backlog units increased 8%.  Partially offsetting the increase in revenue was a decrease in the average sales price of homes delivered from $381,000 for the second quarter of 2006 to $352,000 for the second quarter of 2007.  The decrease in the average sales price of homes delivered primarily related to the change in mix between markets, with more homes being delivered in our North Carolina markets, which have a lower average sales price than homes in our Washington, D.C. markets.  In addition, the average sales price in our Washington, D.C. markets declined due to competitive discounting attributable to softness in market conditions.  For the quarter ended June 30, 2007, our operating loss was $24.4 million, a decrease of $30.1 million from 2006, primarily due to $26.6 million of impairment charges recorded in the second quarter of 2007 and lower pre-impairment gross margins.

Financial Services.  For the quarter ended June 30, 2007, revenue from our mortgage and title operations decreased $2.3 million (33%), from $7.1 million in 2006 to $4.8 million in 2007, due primarily to a decrease of 24% in loan originations.  In addition, increased competition and financing initiatives resulted in erosion of margins.  At June 30, 2007, M/I Financial had mortgage operations in all of our markets except Chicago.  Approximately 74% of our homes delivered during the second quarter of 2007 that were financed were through M/I Financial, compared to 83% in 2006’s second quarter.  As a result of lower refinance volume for outside lenders, resulting in increased competition for the Company’s homebuyers, throughout 2007 we expect to experience continued pressure on our capture rate and margins, which could continue to negatively affect earnings.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses decreased $8.0 million (57%), from $14.1 million in 2006 to $6.1 million in 2007.  There was a decrease of approximately $1.9 million in payroll and incentive expenses due to workforce reductions and lower incentive compensation due to expected lower net income levels in 2007, along with a $5.9 million decrease in severance costs.

Interest.  Interest expense for the Company decreased $1.2 million (28%), from $4.2 million for the quarter ended June 30, 2006 to $3.0 million for the quarter ended June 30, 2007.  This decrease was primarily due to the decrease in our weighted average borrowings from $622.7 million in the second quarter of 2006 to $483.0 million in the second quarter of 2007.  The above decrease was partially offset by an increase in our weighted average borrowing rate from 7.15% in 2006 to 7.49% in 2007.

Income Taxes.  The Company’s effective tax rate for the quarter ended June 30, 2007 was 38.4%, compared to 38.0% for the quarter ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Midwest Region.  For the six months ended June 30, 2007, Midwest homebuilding revenue decreased $72.5 million (33%) compared to the second quarter of 2006, from $222.3 million to $149.9 million.  The decrease was primarily due to the 26% decrease in the number of homes delivered, as well as a decrease in the average sales price of homes delivered from $265,000 in 2006 to $241,000 in 2007.  For the six months ended June 30, 2007, our operating loss was $7.6 million, compared to last year’s operating income of $15.4 million as the result of (1) a change in the mix of products delivered, (2) a reduction in profit due to sales incentives offered to customers and (3) impairment charges totaling $6.9 million for the first half of 2007.  For the six months ended June 30, 2007, the new contracts declined 20% compared to the six months ended June 30, 2006 due to softness in market conditions in the Midwest.

Florida Region. For the six months ended June 30, 2007, Florida homebuilding revenue decreased $65.7 million (28%), from $236.7 million in 2006 to $171.0 million in 2007.  The decrease in revenue is primarily due to a 34% decrease in the number of homes delivered during the first half of 2007 compared to the first half of 2006 and was partially offset by an increase in the average sales price of homes delivered from $315,000 in the first half of 2006 to $339,000 in the first half of 2007.  For the six months ended June 30, 2007, our operating loss was $14.3 million, decreasing $65.8 million (128%) from 2006’s operating income of $51.5 million.  This decrease was the result of a decrease in homes delivered and lower pre-impairment gross margins as well as impairment and abandonment charges totaling $39.6 million in the first half of 2007, including impairment of goodwill and intangible assets, compared to $1.5 million in the first half of 2006.  For the six months ended June 30, 2007, new contracts decreased 43%, from 552 in 2006 to 317 in 2007, which we believe is primarily due to the current oversupply of inventory driven by many investors exiting the market and the resulting impact on consumer confidence.

Mid-Atlantic Region. For the six months ended June 30, 2007, Mid-Atlantic homebuilding revenue increased $34.0 million (36%) from $95.3 million in the first half of 2006 to $129.3 million in the first half of 2007.  Driving this increase was a 45% increase in the number of homes delivered from 243 in 2006 to 352 in 2007. For the six months ended June 30, 2007, our operating loss was $24.4 million, a decrease of $32.7 million primarily due to impairment charges totaling $27.7 million in the first half of 2007.  New contracts increased 47% from 347 in the first half of 2006 to 509 for the first half of 2007.

Financial Services.  For the six months ended June 30, 2007, revenue from our mortgage and title operations decreased $4.0 million (28%), from $14.1 million in 2006 to $10.1 million in 2007, due primarily to an 18% decrease in loan originations.  In addition, increased competition and financing initiatives resulted in erosion of margins.  Approximately 74% of our homes delivered during the first half of 2007 that were financed were through M/I Financial, compared to 83% in 2006’s first half.  As a result of lower refinance volume for outside lenders, resulting in increased competition for the Company’s homebuyers, throughout 2007 we expect to experience continued pressure on our capture rate and margins, which could continue to negatively affect earnings.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses decreased $8.2 million (38%), from $21.2 million for the six months ended June 30, 2006 to $13.1 million in the same period in 2007.  There was a decrease of approximately $4.4 million in payroll and incentive expenses due to workforce reductions and lower incentive compensation due to expected lower net income levels in 2007, along with a $4.9 million decrease in severance costs.

Interest.  Interest expense for the Company decreased $0.1 million (1%), from $7.4 million for the six months ended June 30, 2006 to $7.3 million for the six months ended June 30, 2007.  This decrease was due to the decrease in our weighted average borrowings from $577.6 million in the first half of 2006 to $521.3 million in the first half of 2007, which was substantially offset by an increase in our weighted average borrowing rate from 7.07% in 2006 to 7.40% in 2007.

Income Taxes.  The Company’s effective tax rate for the six months ended June 30, 2007 was 38.4% compared to 38.0% for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

During the six months ended June 30, 2007, we generated $62.4 million of cash from our operating activities, compared to $137.3 million of cash used in such activities during the first half of 2006.  The net cash generated was primarily a result of the $45.3 million decrease in cash held in escrow resulting from cash collected in 2007 relating to homes that closed near the end of 2006 and the $25.9 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations.  In addition, we generated cash from operating activities, after adjustments for non-cash charges, of $8.2 million of cash, resulting from our net loss of $37.9 million and excluding non-cash impairment, abandonment costs and goodwill and intangible asset charges, net of tax, of $46.1 million.  Partially offsetting these increases were the $16.6 million use of cash relating to payment of 2007’s incentive compensation and a $9.8 million decrease in other liabilities, primarily as a result of income tax payments.

The principal reason for the generation of cash from operations during the first six months of 2007 compared to our use of cash during the first six months of 2006, was our defensive strategy to reduce our inventory levels to better match our forecasted reduced number of home sales driven by challenging market conditions.  This planned inventory reduction includes a significant reduction in land purchases during 2007.  We currently plan to purchase approximately $28 million of land during 2007 compared to $164 million purchased in 2006, and continue to focus on further reducing our investment in land.  To the extent our inventory levels decrease during fiscal 2007, we expect to have net positive cash flows from operating activities during the remainder of 2007.

Investing Cash Flow Activities

For the six months ended June 30, 2007, we used $6.2 million of cash through our investing activities for additional investments in certain of our unconsolidated LLCs and the purchase of property and equipment.

Financing Cash Flow Activities

For the six months ended June 30, 2007, we used $65.4 million of cash.  As discussed in greater detail below under the caption “Financing Cash Flow Activities – Preferred Shares,” in the first quarter of 2007, we issued 4,000 preferred shares, generating net cash proceeds of $96.3 million.  The proceeds from the issuance of these preferred shares, along with cash generated from operations during the first six months of 2007, were used to repay $158.9 million under our revolving credit facilities.  During the six months ended June 30, 2007, we paid a total of $3.1 million in dividends, which includes $2.4 million in dividends paid on the preferred shares.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases and other Company plans.  We fund these operations with cash flows from operating activities, borrowings under our bank credit facilities, which are primarily unsecured, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary.  As we utilize our capital resources and liquidity to fund our operations, we constantly focus on the impact on our balance sheet.  We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  During the first six months of 2007, we purchased $12.0 million of land and lots.  We currently estimate that we will purchase an additional $16.0 million during 2007, with the 2007 land and lot purchases being located primarily in our Mid-Atlantic region.  We believe we will be able to continue to fund our future cash needs through our cash flows from operations, our existing credit facilities and the issuance of new debt, preferred stock and/or other equity securities through the public capital markets.  Please refer to our discussion of Forward-Looking Statements on page 17 and Risk Factors beginning on page 33 of this Quarterly Report on Form 10-Q for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as June 30, 2007:

	Expiration	Outstanding	Available
(In thousands)	Date	Balance	Amount
Notes payable banks – homebuilding (a)	10/6/2010	$265,000	$231,556
Note payable bank – financial services	4/25/2008	$ 16,000	$ 15,542
Senior notes	4/1/2012	$200,000	-
Universal shelf registration (b)	-	-	$ 50,000

(a) As of June 30, 2007, the Credit Facility (as defined below) also provides for an additional $350 million of borrowing through the accordion feature upon request by the Company and approval by the applicable lenders party to the Credit Facility.

(b) This shelf registration should allow us to expediently access capital markets in the future.  The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding.  At June 30, 2007, the Company’s homebuilding operations had borrowings totaling $265.0 million, financial letters of credit totaling $11.2 million and performance letters of credit totaling $24.2 million outstanding under the Second Amended and Restated Credit Facility effective October 6, 2006 (the “Credit Facility”).  The Credit Facility provides for a maximum borrowing amount of $650.0 million and the ability to increase the loan capacity to up to $1.0 billion upon request by the Company and approval by the applicable lenders party to the Credit Facility.  Under the terms of the Credit Facility, the $650 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum borrowing base indebtedness, less the actual borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the MIF Credit Facility (as defined below)).  As of June 30, 2007, borrowing availability was $231.6 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points.

The Credit Facility contains covenants that require the Company, among other things, to maintain minimum net worth amounts and to maintain certain financial ratios.  Currently, we believe the most restrictive covenant of the Credit Facility is interest coverage.  Under this covenant, the Company is required to maintain, on a rolling four quarter basis, earnings before interest, taxes, depreciation, amortization and non-cash charges of a minimum of two times interest incurred (as defined in the Credit Facility).  Based on our current estimates, we believe we will meet this requirement during 2007.  We expect to pursue certain actions to enable the Company to remain in compliance with its covenants through 2008.  The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of June 30, 2007, had approximately $133.7 million in excess of the required tangible net worth that would be available for payment of dividends.  As of June 30, 2007, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank – Financial Services.  At June 30, 2007, we had $16.0 million outstanding under the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”).  On April 27, 2007 the MIF Credit Facility was amended to extend its term to April 25, 2008.  M/I Homes, Inc. and M/I Financial are co-borrowers under the MIF Credit Facility.  The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers, except for the period December 15, 2007 through January 15, 2008, when the maximum borrowing availability is increased to $65.0 million.  The maximum borrowing availability is limited to 95% of eligible mortgage loans.  In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans.  The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%.  Under the terms of the MIF Credit Facility, M/I Financial is required to maintain minimum net worth amounts and certain financial ratios.  As of June 30, 2007, the borrowing base was $31.5 million with $15.5 million of availability.  As of June 30, 2007, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Facility.

Senior Notes.  At June 30, 2007, there was $200 million of 6.875% senior notes outstanding.  The notes are due April 2012.  As of June 30, 2007, the Company was in compliance with all restrictive covenants of the notes.

Weighted Average Borrowings.  For the three months ended June 30, 2007 and 2006, our weighted average borrowings outstanding were $483.0 million and $622.7 million, respectively, with a weighted average interest rate of 7.5% and 7.2%, respectively.  For the six months ended June 30, 2007 and 2006, our weighted average borrowings outstanding were $521.3 million and $577.6 million, respectively, with a weighted average interest rate of 7.4% and 7.1%, respectively.  The decrease in borrowings was primarily the result of the Company issuing the Preferred Shares (as defined below), in which the proceeds were used to pay down the Company’s outstanding debt.  The increase in the weighted average interest rate was due to the overall market increase in interest rates, which has impacted our variable rate borrowings.

Preferred Shares.  On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million that were used for the partial payment of the outstanding balance under the Credit Facility.  The Preferred Shares were offered pursuant to our existing $150 million universal shelf registration statement.  The Preferred Shares are non-cumulative and have a liquidation preference equal to $25 per depositary share.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share plus any accrued and unpaid dividends through the date of redemption for the then current quarterly dividend period.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities and will remain outstanding indefinitely unless redeemed by us.  The Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event we do not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on our Board of Directors.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

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

On March 15, 2007, we issued $100 million of Preferred Shares, as further discussed above under “Financing Cash Flow Activities – Preferred Shares,” which were offered pursuant to the $150 million universal shelf filed in April 2002.  As of June 30, 2007, $50 million remains available under this universal shelf registration for future offerings.

CONTRACTUAL OBLIGATIONS

Refer to the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of future payments by period for our contractual obligations.

On January 1, 2007, we adopted the provisions of FIN 48, as further discussed in Note 14 of our Unaudited Condensed Consolidated Financial Statements.   As of June 30, 2007, we have recorded a liability totaling $6.0 million related to uncertain tax positions, including estimated interest and penalties, in accordance with the provisions of FIN 48.  At this time, we are unable to determine the amount of any future cash settlements by period relating to this liability.  The amount of cash settlements, if any, and the timing of such cash settlements, will not be determinable until settlements have been agreed upon by the Company and respective taxing authorities.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of June 30, 2007 to be the amount invested of $50.5 million plus letters of credit and bonds totaling $7.6 million that serve as completion bonds for the development work in progress and our possible future obligations under guarantees and indemnifications provided in connection with these entities as further discussed in Note 8 and Note 9 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of June 30, 2007 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $10.8 million, including cash deposits of $5.1 million, letters of credit of $4.2 million and corporate promissory notes of $1.5 million.  Further details relating to our land option agreements are included in Note 12 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2007, the Company has outstanding approximately $141.6 million of completion bonds and standby letters of credit, including those related to LLCs and land option agreements discussed above.

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

In 2006, the homebuilding industry experienced an industry-wide softening in demand.  In many markets, home price appreciation over the past several years attracted real estate investors and speculators.  As price appreciation slowed, many investors and speculators decided to reduce their investment in homes and, as a result, many markets have experienced, and are continuing to experience, an over-supply of home inventory, both new homes and resale homes.  In response to the higher inventory level of homes, many homebuilders have increased the amount of sales incentives offered in an attempt to continue to sell homes.  These conditions in the real estate market are still continuing to impact all of our homebuilding regions in 2007, and we anticipate they will continue to impact us into 2008.  As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives, including reduction in home sales prices, to aid our sales efforts.  These incentives and reductions in home sales prices could negatively impact our financial results.  We cannot predict the duration or severity of the current market conditions, nor provide any assurances that the adjustments we have made to our operating strategy to address these conditions will be successful.

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

In addition to competition within our homebuilding operations, the mortgage financing industry has also become increasingly competitive.  M/I Financial competes with outside lenders for the capture of our homebuyers.  Competition typically increases during periods in which there is a decline in the refinance activity within the industry.  During the first half of 2007, M/I Financial experienced a decrease in its capture rate and profitability.  As a result of lower refinance volume for outside lenders, resulting in increased competition for our homebuyer customer, we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

Our land investment exposes us to significant risks, including potential impairment write-downs that could negatively impact our profits if the market value of our inventory declines.

We must anticipate demand for new homes several years prior to those homes being sold to homeowners.  There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases.  The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions.  In addition, inventory carrying costs can be significant and fluctuations in value can result in reduced profits.  Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance.  As a result of softened market conditions in most of our markets, during the first half of 2007, we recorded a loss of $67.2 million for impairment of inventory and investments in unconsolidated LLCs and wrote-off $1.9 million relating to abandoned land transactions. It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments.  Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment which may result in additional valuation adjustments which could be significant and could negatively impact our financial results and condition.  We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

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

Our revolving credit facility and the indenture governing our senior notes impose restrictions on our operations and activities.  The most significant restrictions place limitations on the amount of additional indebtedness that may be incurred, limitations on investments, including joint ventures and advances to officers and employees, limitations on the aggregate cost of certain types of inventory we can hold at any one time and limitations on asset dispositions or creation of liens.  We are also required to maintain a certain level of net worth and maintain certain ratios, including a minimum interest coverage.  Under this covenant, we are required to maintain, on a rolling four quarter basis, earnings before interest, taxes, depreciation, amortization and non-cash charges of a minimum of two times interest incurred (as defined in the Credit Facility).  Based on our current estimates, we believe we will meet this requirement during 2007.  We are pursuing actions to enable the Company to remain in compliance with its covenants through 2008. We can provide no assurance that we will be successful in completing such actions or in complying with all restrictions of our indebtedness.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business.  We record warranty and other reserves for homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built.  We have, and require the majority of our subcontractors to have, general liability, workers compensation and other business insurance.  These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits.  We reserve for the costs to cover our self-insured retentions and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported.  Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors’ arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future.  For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims many not be covered by insurance or may exceed applicable coverage limits.  Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly.  We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions.  There can be no assurance that coverage will not be further restricted and may become even more costly or may not be available at rates that are acceptable to us.

The availability and affordability of residential mortgage financing could adversely affect our business.

Our business is significantly affected by the impact of interest rates.  Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  If mortgage interest rates increase, or experience substantial volatility, our business could be adversely affected.  In addition, tighter lending standards for mortgage products and volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing home.  During the first half of 2007, approximately 8% of our closings were in the sub-prime category and approximately 17% were in the alternative category, with the majority of these sub-prime and alternative loans being brokered to third party mortgage companies.  We define sub-prime mortgages as conventional loans with a credit score below 620 or government loans with a credit score below 575, and we define alternative loans as loans that do not fit in the conforming categories due to a variety of reasons such as documentation, residency or occupancy.

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

ITMS 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit borrowings of up to $690 million as of June 30, 2007, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $6.4 million and $10.2 million at June 30, 2007 and December 31, 2006, respectively.  At June 30, 2007, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in an asset of $0.1 million.  At December 31, 2006, the fair value of the committed IRLCs resulted in an asset of $0.1 million and the related best-efforts contracts resulted in a liability of $0.1 million.  For both the three and six months ended June 30, 2007, we recognized no net income or expense relating to marking these committed IRLCs and the related best-efforts contracts to market.  For both the three and six months ended June 30, 2006, we recognized less than $0.1 million expense relating to marking these committed IRLCs and the related best efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At June 30, 2007 and December 31, 2006, the notional amount of the uncommitted IRLCs was $59.6 million and $37.8 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in a liability of $0.7 million and an asset of less than $0.1 million at June 30, 2007 and December 31, 2006, respectively.  For the three and six months ended June 30, 2007, we recognized expense of $0.6 million and $0.7 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and six months ended June 30, 2006, we recognized expense of $0.2 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At June 30, 2007, the notional amount under these FMBSs was $60.0 million and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.4 million.  At December 31, 2006, the notional amount under the FMBSs was $36.0 million and the related fair value adjustment resulted in an asset of $0.1 million.  For the three and six months ended June 30, 2007, we recognized income of $0.4 million and $0.3 million, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2006, we recognized expense of $0.2 million and income of $0.5 million income, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $6.5 million and $9.5 million at June 30, 2007 and December 31, 2006, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of less than $0.1 million at both June 30, 2007 and December 31, 2006 under the matched terms method of SFAS 133.  For both the three and six months ended June 30, 2007, we recognized expense of less than $0.1 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  There was no net impact to earnings for the three and six months ended June 30, 2006.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $26.0 million and $26.5 million, respectively, at June 30, 2007 and were $47.7 million and $48.9 million, respectively, at December 31, 2006.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of June 30, 2007 and December 31, 2006, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.6 million and $0.1 million, respectively.  For the three and six months ended June 30, 2007, we recognized income of $0.7 million and $0.5 million, respectively, relating to marking these FMBSs to market.  For both the three and six months ended June 30, 2006, we recognized income of $0.2 million relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2007:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2007	2008	2009	2010	2011	Thereafter	Total	6/30/07
ASSETS:
Mortgage loans held for sale:
Fixed rate	6.46%	$30,537	$ -	$ -	$ -	$ -	$ -	$ 30,537	$ 29,458
Variable rate	6.18%	2,986	-	-	-	-	-	2,986	2,922

LIABILITIES:
Long-term debt – fixed rate	6.92%	$ 123	$ 261	$283	$ 306	$332	$205,521	$206,826	$193,335
Long-term debt – variable rate	6.81%	-	16,000	-	265,000	-	-	281,000	281,000

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2007, certain changes in responsibility for performing internal control procedures occurred as a result of workforce reductions.  Management has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

During the first quarter of 2007, the sub-prime and alternative mortgage markets began to receive negative attention, resulting in tighter lending standards throughout the mortgage industry.   This volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing home.  During the first half of 2007, approximately 10% of our closings were in the sub-prime category and approximately 17% were in the alternative category, with the majority of these sub-prime and alternative loans being brokered to third party mortgage companies.  We define sub-prime mortgages as conventional loans with a credit score below 620 or government loans with a credit score below 575, and we define alternative loans as loans that do not fit in the conforming categories due to a variety of reasons such as documentation, residency or occupancy.

The terms of our indebtedness may restrict our ability to operate.

Our revolving credit facility and the indenture governing our senior notes impose restrictions on our operations and activities.  The most significant restrictions place limitations on the amount of additional indebtedness that may be incurred, limitations on investments, including joint ventures and advances to officers and employees, limitations on the aggregate cost of certain types of inventory we can hold at any one time and limitations on asset dispositions or creation of liens.  We are also required to maintain a certain level of net worth and maintain certain ratios, including a minimum interest coverage.  Under this covenant, we are required to maintain, on a rolling four quarter basis, earnings before interest, taxes, depreciation, amortization and non-cash charges of a minimum of two times interest incurred (as defined in the Credit Facility).  Based on our current estimates, we believe we will meet this requirement during 2007.  We expect to pursue certain actions to ensure that the Company will remain in compliance with its covenants through 2008.  We can provide no assurance that we will be successful in completing such actions or in complying with all restrictions of our indebtedness.

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

In 2006, the homebuilding industry experienced an industry-wide softening in demand.  In many markets, home price appreciation over the past several years attracted real estate investors and speculators.  As price appreciation slowed, many investors and speculators decided to reduce their investment in homes and, as a result, many markets have experienced, and are continuing to experience, an over-supply of home inventory, both new homes and resale homes.  In response to the higher inventory level of homes, many homebuilders have increased the amount of sales incentives offered in an attempt to continue to sell homes.  These conditions in the real estate market are still continuing to impact all of our homebuilding regions in 2007, and we anticipate they will continue to impact us well into 2008.  As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives, including reduction in home sales prices, to aid our sales efforts.  These incentives and reductions in home sales prices could negatively impact our financial results.  We cannot predict the duration or severity of the current market conditions, nor provide any assurances that the adjustments we have made to our operating strategy to address these conditions will be successful.

Item   2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

 (c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010, and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three and six month periods ended June 30, 2007, the Company did not repurchase any shares.  As of June 30, 2007, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
April 1 to April 30, 2007	-	$ -	-	$6,715,000
May 1 to May 31, 2007	-	-	-	$6,715,000
June 1 to June 30, 2007	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

(1) On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million worth of its outstanding common shares.  This repurchase program expires on November 8, 2010.

Item   3.  Defaults Upon Senior Securities  - None.

Item   4.  Submission of Matters to a Vote of Security Holders

On May 8, 2007, the Company held its 2007 annual meeting of shareholders.  The shareholders voted on the following proposals:

1)	To elect three directors to serve until the 2010 annual meeting of shareholders and until their successors have been duly elected and qualified.

2)	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

The results of the voting are as follows:

1.	Election of Directors
		For	Withheld

	Friedrich K.M. Bohm	10,853,037	2,887,044
	Jeffrey H. Miro	10,874,605	2,865,476
	Robert H. Schottenstein	12,323,521	1,416,560

	All three directors were elected.

2.	To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year 2007:

	For		13,724,144
	Against		14,583
	Abstain		1,354

	The proposal was approved.

Item   5.  Other Information  - None.

Item   6.  Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	August 8, 2007	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	August 8, 2007	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President and Corporate Controller
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