Form 10-Q
period 2007-09-30
M I HOMES INC
filed 2007-11-08
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Common shares, par value $.01 per share: 14,061,653 shares outstanding as of October 31, 2007

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets September 30, 2007 (Unaudited)
		and December 31, 2006	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three and Nine Months Ended September 30, 2007 and 2006	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Nine Months Ended September 30, 2007	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2007 and 2006	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

	Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 3.	Defaults Upon Senior Securities	42

	Item 4.	Submission of Matters to a Vote of Security Holders	42

	Item 5.	Other Information	42

	Item 6.	Exhibits	42

Signatures			43

Exhibit Index			44

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$2,485	$11,516
Cash held in escrow	18,780	58,975
Mortgage loans held for sale	33,080	58,305
Inventories	1,110,669	1,184,358
Property and equipment - net	36,797	36,258
Investment in unconsolidated limited liability companies	42,725	49,648
Deferred income taxes	73,149	39,723
Other assets	36,695	38,296
TOTAL ASSETS	$1,354,380	$1,477,079

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$100,395	$81,200
Accrued compensation	7,830	22,777
Customer deposits	14,609	19,414
Other liabilities	67,009	66,533
Community development district obligations	22,963	19,577
Obligation for consolidated inventory not owned	7,373	5,026
Notes payable banks - homebuilding operations	255,000	410,000
Note payable bank - financial services operations	21,700	29,900
Mortgage notes payable	6,765	6,944
Senior notes – net of discount of $1,152 and $1,344, respectively, at September 30, 2007
and December 31, 2006	198,848	198,656
TOTAL LIABILITIES	702,492	860,027

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 and -0- shares,
respectively, at September 30, 2007 and December 31, 2006	96,325	-
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	77,723	76,282
Retained earnings	548,587	614,186
Treasury shares – at cost – 3,570,993 and 3,705,375 shares, respectively, at September 30, 2007
and December 31, 2006	(70,923)	(73,592)
TOTAL SHAREHOLDERS’ EQUITY	651,888	617,052

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,354,380	$1,477,079

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$243,668	$306,188	$703,774	$877,037

Costs and expenses:
Land and housing	196,019	231,112	556,841	645,286
Impairment of inventory and investment in unconsolidated limited liability companies	32,334	1,921	99,539	1,921
General and administrative	24,648	25,052	73,486	74,609
Selling	20,605	21,645	58,206	65,510
Interest	5,014	3,578	12,280	10,930

Total costs and expenses	278,620	283,308	800,352	798,256

(Loss) income before income taxes	(34,952)	22,880	(96,578)	78,781
Income tax (benefit) provision	(13,235)	7,695	(36,912)	28,937

Net (loss) income	(21,717)	15,185	(59,666)	49,844
Less: preferred share dividends	2,437	-	4,875	-

Net (loss) income available to common shareholders	$(24,154)	$15,185	$(64,541)	$49,844

(Loss) earnings per common share:
Basic	$(1.73)	$1.09	$(4.62)	$3.56
Diluted	$(1.73)	$1.08	$(4.62)	$3.51

Weighted average common shares outstanding:
Basic	13,990	13,892	13,969	13,991
Diluted	13,990	14,078	13,969	14,187

Dividends per common share	$0.025	$0.025	$0.075	$0.075

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2007
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2006			13,920,748	$176	$76,282	$614,186	$(73,592)	$617,052
Net loss						(59,666)		(59,666)
Preferred shares issued, net of
issuance costs of $3,675	4,000	$96,325						96,325
Dividends to shareholders, $1,218.75 per
preferred share						(4,875)		(4,875)
Dividends to shareholders, $0.075 per
common share						(1,058)		(1,058)
Income tax benefit from stock options and
deferred compensation distributions					138			138
Stock options exercised			37,400		65		743	808
Restricted shares issued, net of forfeitures			61,299		(1,217)		1,217	-
Stock-based compensation expense					2,452			2,452
Deferral of executive and director compensation					712			712
Executive and director deferred compensation
distributions			35,683		(709)		709	-
Balance at September 30, 2007	4,000	$96,325	14,055,130	$176	$77,723	$548,587	$(70,923)	$651,888

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (loss) income	$(59,666)	$49,844
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	92,068	5,901
Impairment of investment in unconsolidated limited liability companies	8,811	-
Impairment of goodwill and intangible assets	5,175	-
Mortgage loan originations	(381,607)	(427,705)
Proceeds from the sale of mortgage loans	406,530	459,372
Fair value adjustment of mortgage loans held for sale	302	(166)
Loss from property disposals	84	106
Depreciation	4,091	2,715
Amortization of intangibles, debt discount and debt issuance costs	1,682	2,094
Stock-based compensation expense	2,452	2,370
Deferred income tax (benefit) expense	(33,425)	740
Excess tax benefits from stock-based payment arrangements	(138)	(123)
Equity in undistributed loss (income) of limited liability companies	916	44
Write-off of unamortized debt issuance costs	534	-
Change in assets and liabilities:
Cash held in escrow	40,195	9,066
Inventories	(8,554)	(302,924)
Other assets	(5,752)	(2,748)
Accounts payable	19,195	48,685
Customer deposits	(4,805)	(2,853)
Accrued compensation	(14,235)	(8,906)
Other liabilities	(131)	(17,521)
Net cash provided by (used in) operating activities	73,722	(182,009)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,852)	(5,043)
Investment in unconsolidated limited liability companies	(5,718)	(12,118)
Return of investment from unconsolidated limited liability companies	578	17
Net cash used in investing activities	(8,992)	(17,144)

FINANCING ACTIVITIES:
Net (repayments of) proceeds from bank borrowings	(163,200)	196,700
Principal repayments of mortgage notes payable and community
development district bond obligations	(340)	(1,122)
Proceeds from preferred shares issuance – net of issuance costs of $3,675	96,325	-
Debt issuance costs	(847)	(27)
Payments on capital lease obligations	(712)	-
Dividends paid	(5,933)	(1,065)
Proceeds from exercise of stock options	808	65
Excess tax benefits from stock-based payment arrangements	138	123
Common share repurchases	-	(17,893)
Net cash (used in) provided by financing activities	(73,761)	176,781
Net decrease in cash	(9,031)	(22,372)
Cash balance at beginning of period	11,516	25,085
Cash balance at end of period	$2,485	$2,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$7,853	$7,044
Income taxes	$10,180	$47,384

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$3,547	$11,772
Consolidated inventory not owned	$2,347	$945
Capital lease obligations	$1,457	$-
Distribution of single-family lots from unconsolidated limited liability companies	$5,560	$12,303
Contribution of property to unconsolidated limited liability companies	$958	$-
Deferral of executive and director compensation	$712	$913
Executive and director deferred compensation distributions	$709	$512

   See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  Basis of Presentation

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

NOTE 3.  Inventory

A summary of the Company’s inventory as of September 30, 2007 and December 31, 2006 is as follows:

	September 30,	December 31,
(In thousands)	2007	2006
Single-family lots, land and land development costs	$583,197	$782,621
Land held for sale	72,592	21,803
Homes under construction	407,293	347,126
Model homes and furnishings - at cost (less accumulated depreciation:
September 30, 2007 - $1,148; December 31, 2006 - $281)	14,470	5,522
Community development district infrastructure (Note 11)	22,143	18,525
Land purchase deposits	4,899	3,735
Consolidated inventory not owned (Note 12)	6,075	5,026
Total inventory	$1,110,669	$1,184,358

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots and lots for which development has been completed but have not yet been used to start construction of a home.

Land held for sale includes land that meets all of the following criteria, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”):  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  During the third quarter of 2007, the Company reclassified $5.5 million of land from land held for sale to single-family lots, land and land development costs because the criteria for classification as land held for sale were no longer met.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of September 30, 2007 and December 31, 2006, we had 584 homes (valued at $101.3 million) and 717 homes (valued at $130.8 million), respectively, included in homes under construction that were not subject to a sales contract.

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

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.   On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits relating to such agreement.  For the three and nine months ended September 30, 2007, the Company wrote off $0.3 million and $2.2 million, respectively, in option deposits and pre-acquisition costs.  Refer to Note 4 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

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

The carrying value of the nine operating communities that were impaired during the three month period ending September 30, 2007, net of impairment charges and write-offs of $17.6 million, was $56.8 million at September 30, 2007.

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

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed above in Note 3, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets,or the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach, in accordance with SFAS 144.

The carrying value of the two future communities that were impaired during the three month period ending September 30, 2007, net of impairment charges and write-offs of $0.9 million, was $4.2 million at September 30, 2007.

Land held for sale.  Land held for sale includes land that meets the six criteria defined in SFAS 144, as further discussed above in Note 3.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.   Fair value is determined based on the expected third party sale proceeds.

The carrying value of the nine properties included in land held for sale that were impaired during the three month period ending September 30, 2007, net of impairment charges and write-offs of $7.7 million, was $37.7 million at September 30, 2007.

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated limited liability companies (“LLCs”) for impairment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB Topic 5M”).  When evaluating the LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 8.

The investment value of the LLCs that were impaired during the three month period ending September 30, 2007, net of impairment charges and write-offs of $6.1 million, was $7.2 million at September 30, 2007.

A summary of the Company’s valuation adjustments and write-offs for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Impairment of operating communities:
Midwest	$453	-	$5,816	-
Florida	11,739	-	27,243	-
Mid-Atlantic	5,437	-	26,854	-
Total impairment of operating communities (a)	$17,629	-	$59,913	-
Impairment of future communities:
Midwest	$-	-	$1,526	-
Florida	-	-	11,948	-
Mid-Atlantic	905	-	6,923	-
Total impairment of future communities (a)	$905	-	$20,397	-
Impairment of land held for sale:
Midwest	$-	$1,921	$-	$1,921
Florida	7,398	-	9,840	-
Mid-Atlantic	322	-	578	-
Total impairment of land held for sale (a)	$7,720	$1,921	$10,418	$1,921
Option deposits and pre-acquisition costs write-offs:
Midwest	$269	$1,730	$291	$1,976
Florida (b)	-	28	1,828	1,494
Mid-Atlantic	-	272	46	510
Total option deposits and pre-acquisition costs write-offs (c)	$269	$2,030	$2,165	$3,980
Impairment of investments in unconsolidated LLCs:
Midwest	$-	-	$-	-
Florida	6,080	-	8,811	-
Mid-Atlantic	-	-	-	-
Total impairment of investments in unconsolidated LLCs (a)	$6,080	-	$8,811	-

Total impairments and write-offs of option deposits and
pre-acquisition costs	$32,603	$3,951	$101,704	$5,901

(a) Amounts are recorded within Impairment of Inventory and Investment in Unconsolidated Limited Liability Companies in the Company’s Unaudited Condensed Consolidated Statement of Operations.

(b) Includes the Company’s $0.8 million share of the write-off of an option deposit in the nine month period of 2007 that is included in Equity in Undistributed Loss (Income) of Limited Liability Companies in the Company’s Unaudited Condensed Statement of Cash Flows.

(c) Amounts are recorded within General and Administrative Expense in the Company’s Unaudited Condensed Consolidated Statement of Operations.

NOTE 5.  Goodwill and Intangible Assets

The Company evaluates goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and evaluates finite-lived intangible assets for impairment in accordance with SFAS 144.  During the second quarter of 2007, the Company made a decision, primarily due to market conditions, to discontinue the use of the Shamrock name and other intangible assets that were acquired as part of the July 2005 acquisition of Shamrock Homes, a Florida homebuilder, and as a result wrote off the $3.6 million remaining unamortized balance of these intangible assets.  The Company also determined that the goodwill associated with this acquisition was impaired due to continued adverse market conditions, and wrote off the $1.6 million goodwill balance.

NOTE  6.  Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Capitalized interest, beginning of period	$39,895	$30,332	$35,219	$19,232
Interest capitalized to inventory	4,604	8,431	16,316	21,468
Capitalized interest charged to cost of sales	(4,013)	(4,225)	(11,049)	(6,162)
Capitalized interest, end of period	$40,486	$34,538	$40,486	$34,538

Interest incurred (a)	$9,618	$12,009	$28,596	$32,398

Interest incurred includes $0.9 million and $1.7 million for the three months and nine months ended September 30, 2007, respectively, and $0.4 million and $1.1 million for the three months and nine months ended September 30, 2006, respectively, relating to amortization of debt issuance costs.

NOTE  7.  Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following is a summary of the major classes of depreciable assets and their estimated useful lives as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	19,086	16,130
Transportation and construction equipment	22,532	22,532
Property and equipment	53,441	50,485
Accumulated depreciation	(16,644)	(14,227)
Property and equipment, net	$36,797	$36,258

Estimated
Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense (excluding expense relating to model furnishings classified in Inventory) was approximately $3.2 million and $2.7 million for the nine month periods ended September 30, 2007 and 2006, respectively.

NOTE 8.  Investment in Unconsolidated Limited Liability Companies

At September 30, 2007, the Company had interests ranging from 33% to 50% in LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and three of these LLCs have outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and guarantees of the completion of land development and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 9 below.  These entities have assets totaling $174.6 million and liabilities totaling $84.4 million, including third party debt of $74.8 million, as of September 30, 2007.  The Company’s maximum exposure related to its investment in these entities as of September 30, 2007 is the amount invested of $42.7 million, plus letters of credit and bonds totaling $8.4 million and the possible future obligation of $45.7 million under the guarantees and indemnifications discussed in Note 9 below.  Included in the Company’s investment in LLCs at September 30, 2007 and December 31, 2006 are $1.9 million and $1.3 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

During the quarter ended September 30, 2007, the Company contributed $1.0 million of land to invest in a new unconsolidated LLC which was distributed from an existing unconsolidated LLC, and also exchanged its interest in certain unconsolidated LLCs for developed lots.  This transaction was accounted for in accordance with SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.”  There was no cash exchanged in the transaction and no gain or loss recorded on the transaction.

In accordance with APB 18 and SAB Topic 5M, the Company evaluates its investment in unconsolidated LLCs for potential impairment.  Refer to Note 4 for additional details relating to our procedures for evaluating our investment in LLCs for impairment.

NOTE  9.  Guarantees and Indemnifications

Warranty

During the third quarter of 2007, the Company implemented a new limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty, on homes closed after the implementation date.  The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this new warranty program, the Company provided up to a two year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) transferable limited warranty against major structural defects. The Company does not believe that this change in warranty program will significantly impact its warranty expense.

Warranty expense is accrued as homes close to homebuyers and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Warranty accrual, beginning of period	$13,137	$12,689	$14,095	$13,940
Warranty expense on homes delivered during the period	1,843	2,191	5,161	6,558
Changes in estimates for pre-existing warranties	(683)	584	(449)	(341)
Settlements made during the period	(2,582)	(2,343)	(7,092)	(7,036)
Warranty accrual, end of period	$11,715	$13,121	$11,715	$13,121

Guarantees and Indemnities

In the ordinary course of business, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $134.0 million and $174.0 million were covered under the above guarantees as of September 30, 2007 and December 31, 2006, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at September 30, 2007 and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $2.4 million as of both September 30, 2007 and December 31, 2006.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.9 million and $2.1 million at September 30, 2007 and December 31, 2006, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs.  Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project.  The maximum amount that the Company could be required to pay under the land development completion guarantees was approximately $30.3 million and $11.1 million as of September 30, 2007 and December 31, 2006, respectively.  The risk associated with these guarantees is offset by the value of the underlying assets.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of September 30, 2007, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $15.4 million.  As of September 30, 2007, the Company believes that it will be required to contribute approximately $1.6 million of capital to an unconsolidated LLC under the loan maintenance and limited payment guaranty.  This contribution, along with any contribution from our partner in the unconsolidated LLC, would reduce the current maximum amount of future payments the Company would be required to make under the loan maintenance and limited payment guaranty discussed above.  Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, land development completion guarantees and loan maintenance and limited payment guaranty.  Under the minimum net worth guarantees, the Company is required to maintain $300 million of total net worth, and two of our subsidiaries are also required to maintain minimum levels of net worth that are substantially lower than the total Company requirement.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.4 million at September 30, 2007 and $2.5 million at December 31, 2006.  The recorded guarantee or indemnity liability was based on management’s best estimate of the fair value of the Company’s liability as of the date the guarantee or indemnity was entered into.

The Company has also provided a guarantee of the performance and payment obligations of M/I Financial up to an aggregate principal amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 10.  Commitments and Contingencies

At September 30, 2007, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 1,468 homes with an aggregate sales price of approximately $480.5 million.  Based on our current quarter cost structure, we estimate payments totaling approximately $153.3 million to be made in the future relating to those homes.  At September 30, 2007, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $132.7 million.  Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At September 30, 2007, the Company had outstanding approximately $128.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through July 2015.  Included in this total are: (1) $86.4 million of performance bonds and $25.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $4.5 million share of our LLCs’ letters of credit and bonds); (2) $11.0 million of financial letters of credit, of which $4.1 million represent deposits on land and lot purchase agreements and (3) $5.8 million of financial bonds.

At September 30, 2007, the Company had outstanding $1.5 million of corporate promissory notes.  These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties.  No interest or principal is due until the time of default.  In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At September 30, 2007, the Company had $0.2 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and therefore, are restricted from general use.

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

NOTE 11.  Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of September 30, 2007:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
5/1/2004	5/1/2035	6.00%	$ 9,280
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/1/2006	5/1/2037	5.35%	22,685
3/15/2007	5/1/2037	5.20%	7,105
Total CDD bond obligations issued and outstanding as of September 30, 2007			$53,885

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded a liability of $22.1 million and $18.5 million as of September 30, 2007 and December 31, 2006, respectively, related to these CDD bond obligations, along with the related inventory infrastructure.

In addition, at September 30, 2007 and December 31, 2006, the Company had outstanding a CDD bond obligation in connection with the purchase of land of $0.9 million and $1.1 million, respectively.  This obligation bears interest at a rate of 5.5% and matures November 1, 2010.  As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

NOTE 12.  Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option contracts in order to secure land for the construction of homes in the future.  Pursuant to these land option contracts, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), if the entity holding the land under the option contract is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity.  The Company does not guarantee the obligations or performance of these variable interest entities.

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

As of September 30, 2007 and December 31, 2006, the Company had recorded $4.0 million and $3.3 million, respectively, within Inventory on the Condensed Consolidated Balance Sheet, representing the fair value of land under certain land option contracts.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

As of September 30, 2007 and December 31, 2006, the Company also had recorded within Inventory on the Condensed Consolidated Balance Sheet $2.1 million and $1.7 million, respectively, of land for which the Company does not have title because the land was sold to a third party, with the Company retaining an option to repurchase developed lots.  In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has continuing involvement in the land as a result of the repurchase option, and therefore is not permitted to recognize the sale of the land.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 13.  Notes Payable Banks

On August 28, 2007, the Company entered into the First Amendment (the “First Amendment”) to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”).  Among other things, the First Amendment amends the Credit Facility by:  (1) reducing the Aggregate Commitment (as defined therein) from $650 million to $500 million; (2) incrementally reducing the required ratio of the Company’s consolidated EBITDA (as defined therein) to consolidated interest incurred (the “Interest Coverage Ratio” or “ICR”) beginning with the quarter ending December 31, 2007 and continuing through the quarter ending March 31, 2009, and then slightly increasing the ICR thereafter; (3) reducing the maximum permitted ratio of indebtedness to consolidated tangible net worth (the “Leverage Ratio”) if the ICR is less than 2.00 to 1.00, with the amount of the decrease dependent on the amount by which the ICR is below 2.00 to 1.00; (4) increasing certain pricing provisions when the ICR is less than 2.00 to 1.00; (5) providing that the value of speculative houses in the borrowing base shall not exceed $125 million; and (6) increasing the permitted percentage of speculative houses relative to total house closings.  As of September 30, 2007, the Company was in compliance with all restrictive covenants of the Credit Facility.

NOTE 14.  (Loss) Earnings Per Share

Basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding. Diluted (loss) earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to  non-vested contingent shares, shares underlying deferred compensation awards and outstanding options to purchase common shares (together, “incremental shares”), if dilutive.  For both the three and nine months ended September 30, 2007, there were no incremental shares because the Company had a net loss for the periods and such shares would not be dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Basic weighted average shares outstanding	13,990	13,892	13,969	13,991
Effect of dilutive securities:
Stock option awards	-	61	-	73
Contingent shares (performance-based restricted shares) (a)	-	-	-	-
Deferred compensation awards	-	125	-	123
Diluted weighted average shares outstanding	13,990	14,078	13,969	14,187

Net (loss) income	$(21,717)	$15,185	$(59,666)	$49,844
Less: preferred share dividends	2,437	-	4,875	-

Net (loss) income available to common shareholders	$(24,154)	$15,185	$(64,541)	$49,844
(Loss) earnings per common share
Basic	$(1.73)	$1.09	$(4.62)	$3.56
Diluted	$(1.73)	$1.08	$(4.62)	$3.51
Anti-dilutive equity awards not included in the calculation
of diluted earnings per common share	1,133	672	1,141	726

(a) These performance-based awards were granted during the first quarter of 2007.  As of September 30, 2007, the performance conditions have not been met; therefore, there is no impact on diluted earnings per share for the three and nine months ended September 30, 2007.

NOTE 15.  Income Taxes

The Company provides for income taxes in interim periods based on its annual estimated effective tax rate.  The Company estimates the annual effective tax rate based upon its forecast of annual pre-tax results by tax jurisdiction.  The Company currently estimates a 37.6% annual effective tax rate.  To the extent that actual pre-tax results differ from the forecast estimates applied at the end of the most recent interim period, the actual income tax rate recognized in 2007 could be materially different than the estimated annual effective tax rate.

As of September 30, 2007, the Company’s deferred income tax assets were $73.4 million, compared to $39.7 million at December 31, 2006, with the increase primarily due to additional inventory valuation adjustments and write-offs as discussed in Note 4.  At September 30, 2007, the Company has recorded a $0.3 million valuation allowance relating to deferred tax assets compared to none at December 31, 2006.  The valuation allowance has been established for deferred tax assets on a “more likely than not” threshold.  The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.  If in the future the Company determines that it is more likely than not that any of these deferred tax assets will be realized, the valuation allowance will be reversed accordingly.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which requires the Company to determine whether it is more likely than not that its current tax positions will be sustained upon examination and, if so, the Company must measure each tax position and recognize in its financial statements the largest amount of benefit that has greater than a 50% likelihood of being realized upon settlement.  As of the date of adoption, the total amount of unrecognized tax benefits was $5.1 million, of which $4.7 million would favorably impact the Company’s effective tax rate if recognized.  The cumulative effect of adopting FIN 48 had no impact on the Company’s beginning retained earnings.  As of January 1, 2007, the Company had $1.7 million of accrued interest and penalties relating to uncertain tax positions.  The Company continues to record interest and penalties as a component of the Provision for Income Taxes on the Unaudited Condensed Consolidated Statement of Operations and as a component of the unrecognized tax benefits recorded within Other Liabilities on the Unaudited Condensed Consolidated Balance Sheet.

As of September 30, 2007, the Company estimated that the total amount of unrecognized tax benefits could decrease by approximately $1.0 million within the next twelve months, of which $0.7 million would decrease income tax expense if recognized, resulting from the closing of certain tax years.  These unrecognized tax benefits relate primarily to the deductibility of certain intercompany charges.  As of September 30, 2007, the Company’s federal income tax returns for 2004 through 2006 are open years.  The Company files income tax returns in various state and local jurisdictions, with varying statutes of limitations.  Ohio and Florida are both major tax jurisdictions.  As of September 30, 2007, Ohio has open tax years of 2004 through 2006 and Florida has open tax years of 2003 through 2006.

NOTE 16.  Purchase of Treasury Shares

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million of its outstanding common shares.  The repurchase program expires on November 8, 2010 and was publicly announced on November 10, 2005.  The repurchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the nine month period ended September 30, 2007, the Company did not repurchase any shares.  As of September 30, 2007, the Company had approximately $6.7 million available to repurchase outstanding common shares under the Board approved repurchase program.

NOTE 17.  Dividends on Common Shares

On October 18, 2007, the Company paid to shareholders of record of its common shares on October 1, 2007 a cash dividend of $0.025 per share.  Total dividends paid on common shares in 2007 through October 18 were approximately $1.4 million.

NOTE 18.  Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 preferred shares in the aggregate.  As of September 30, 2007, total dividends paid on preferred shares in 2007 were approximately $4.9 million.

NOTE 19.  Universal Shelf Registration

As of September 30, 2007, $50 million remains available for future offerings under a $150 million universal shelf registration filed by the Company with the SEC in April 2002.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders.  The timing and amount of offerings, if any, will depend on market and general business conditions.

NOTE 20.  Business Segments

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of the financial services operation; (2) our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations.

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

(1) The Company announced its entry into the Chicago market during the second quarter of 2007, and has not purchased any land or sold or closed any homes in this market as of September 30, 2007.
(2) Maryland also includes homebuilding operations in Delaware.

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

The chief operating decision makers utilize operating (loss) income, defined as (loss) income before interest expense and income taxes, as a performance measure.

The following table shows, by segment, revenue, operating (loss) income and interest expense for the three and nine months ended September 30, 2007 and 2006, as well as the Company’s total (loss) income before taxes for such periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Revenue:
Midwest homebuilding	$96,831	$122,837	$246,718	$345,179
Florida homebuilding	67,778	117,439	238,761	354,100
Mid-Atlantic homebuilding	74,802	63,645	204,119	158,923
Other homebuilding - unallocated (a)	(552)	(1,372)	(780)	3,425
Financial services (b)	4,809	5,124	14,956	19,250
Intercompany eliminations	-	(1,485)	-	(3,840)
Total revenue	$243,668	$306,188	$703,774	$877,037

Operating (loss) income:
Midwest homebuilding	$(964)	$2,852	$(8,559)	$18,239
Florida homebuilding	(20,417)	23,729	(34,732)	75,214
Mid-Atlantic homebuilding	(2,935)	5,606	(27,291)	13,947
Other homebuilding - unallocated (a)	327	(186)	254	503
Financial services	2,175	2,417	7,240	11,015
Less: Corporate selling, general and administrative expense	(8,124)	(7,960)	(21,210)	(29,207)
Total operating (loss) income	$(29,938)	$26,458	$(84,298)	$89,711

Interest expense: (c)
Midwest homebuilding	$1,617	$1,365	$3,631	$4,516
Florida homebuilding	2,223	1,273	5,579	3,233
Mid-Atlantic homebuilding	1,014	920	2,683	2,883
Financial services	160	20	387	298
Total interest expense	$5,014	$3,578	$12,280	$10,930

Total (loss) income before income taxes	$(34,952)	$22,880	$(96,578)	$78,781

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

(b) Financial services revenue includes $2.5 million and $1.5 million of revenue from the homebuilding segments for the three months ended September 30, 2007 and 2006, respectively, and $6.0 million and $3.9 million of revenue from the homebuilding segments for the nine months ended September 30, 2007 and 2006, respectively.

(c) Interest expense is allocated to our homebuilding operating segments based on the average monthly net investment (total assets less total liabilities) for each operating segment.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 70,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa, Orlando and West Palm Beach, Florida; Charlotte and Raleigh, North Carolina; Delaware; and the Virginia and Maryland suburbs of Washington, D.C.  In 2006, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” or when the loan has been sold to a third party investor.  Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing.  Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized interest, real estate taxes and indirect costs and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of Revenue in the Company’s Unaudited Condensed Consolidated Statement of Operations.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

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

Inventories.  We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development, and home construction.  Inventories are recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.

Operating communities.  For existing operating communities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the community.  The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases, projected sales price and sales pace of each existing or planned community and the estimated land development, home construction and selling costs of the community, overall market supply and demand, the local economy and competitive conditions.  Management reviews these assumptions on a quarterly basis, and adjusts the assumptions as necessary based on current and projected market conditions.

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

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed below, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets or the estimated fair value determined using cash flow valuation techniques.

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

The key assumptions relating to the above valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain. Local market-specific factors that may impact our project assumptions include:

•	historical project results such as average sales price and sales rates, if closings have occurred in the project;
•	competitors’ local market and/or community presence and their competitive actions;
•	project-specific attributes such as location desirability and uniqueness of product offering;
•	potential for alternative product offerings to respond to local market conditions;, and
•	current local market economic and demographic conditions and related trends and forecasts.

These and other factors are considered by our local personnel as they prepare or update the project level assumptions. The key assumptions included in our estimated future net cash flows are interrelated. For example, a decrease in estimated sales price due to increased price discounting may result in a complementary increase in sales rates.

As of September 30, 2007, our projections generally assume a gradual improvement in market conditions over time along with a gradual increase in costs.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of September 30, 2007, we utilized discount rates ranging from 12% to 15% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage and the inherent risks associated with the related estimated cash flow stream.  For example, construction in progress inventory which is closer to completion will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

Our quarterly assessments reflect management’s estimates.  However, if homebuilding market conditions and our operating results change, or if the current challenging market conditions continue for an extended period, future results could differ materially from management’s judgments and estimates.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a continuous basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distribution or sale of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution or sale to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of September 30, 2007, the Company used a discount rate of 15% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty – new warranty program which became effective for homes closed starting with the third quarter of 2007;
•	30-year transferable structural warranty – effective for homes closed after April 25, 1998;
•	Two-year limited warranty program – effective prior to the implementation of the new Home Builder’s Limited Warranty; and
•	20-year transferable structural warranty – effective for homes closed between September 1, 1989 and April 24, 1998.

The warranty accruals for the Home Builder’s Limited Warranty and two-year limited warranty program are established as a percentage of average sales price, and the structural warranty accruals are established on a per unit basis.  Our warranty accruals are based upon historical experience by geographic area and recent trends.  Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures included in the above not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates which reflect both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2007, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $18.25 million in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $3.2 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively, for all self-insured and general liability claims.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Income Taxes.  Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. We establish a valuation allowance for deferred tax assets based on whether realizing the deferred tax asset is “more likely than not.”  We consider the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.  If in the future we determine that it is more likely than not that any of these deferred tax assets will be realized, the valuation allowance will be reversed accordingly.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Tax positions are recognized when it is more likely than not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within Provision for Income Taxes in the Unaudited Condensed Consolidated Statement of Operations.

RESULTS OF OPERATIONS

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of the financial services operation; (2) our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland (2)
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana	West Palm Beach, Florida	Charlotte, North Carolina
Chicago, Illinois (1)		Raleigh, North Carolina

(1) The Company announced its entry into the Chicago market during the second quarter of 2007, and has not purchased any land or sold or closed any homes in this market as of September 30, 2007.
(2) Maryland also includes homebuilding operations in Delaware.

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

Highlights and Trends for the Three and Nine Months Ended September 30, 2007

Overview

The housing market continues to remain challenging with uncertainty throughout the industry.  Widely reported industry concerns over credit tightening and difficulties in the sub-prime market, excess inventory of new and existing homes and weakening demand continue to impact us in virtually all of our markets.  All of these factors have led to further price competition and margin compression in most of our markets.  We continue to estimate that we will deliver approximately 3,000 homes in 2007, with a breakdown by region of 45% in the Midwest, 30% in Florida and 25% in the Mid-Atlantic region; however, given these market conditions, it is difficult for us to predict either our new contracts or margins.  For the quarter ended September 30, 2007, our total gross margin percentage was 6.3%; however, excluding the impairment charges discussed below, the gross margin percentage was 19.6%, compared to 24.5% in 2006’s third quarter (excluding 2006's impairment charges).  Gross margin percentage excluding impairment of inventory and investments in unconsolidated LLCs is a non-GAAP financial measure disclosed by certain of our competitors and has been presented by us because we find it useful in evaluating our operating performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

In early 2007, we experienced some indications that conditions were improving slightly, based on our higher new contracts and reduced cancellation rate compared to the second half of 2006.  In the second quarter of 2007, however, conditions deteriorated, particularly in our Florida region, where new contracts were down 38% compared to the second quarter of 2006 and were also below our expectations.  Conditions continued to decline in the third quarter of 2007, and as a result, we recognized charges totaling $32.6 million for the impairment of inventory and investment in unconsolidated LLCs and abandoned land transactions.  These charges by region were as follows: Midwest - $0.7 million, Florida - $25.2 million and Mid-Atlantic - $6.7 million.

We continue to focus on our predominantly defensive operating strategy, making ongoing pricing decisions on a community by community basis rather than following the significant discounting approach certain competitors are employing.  We also continue to be committed to our operating strategy, which emphasizes the following:

●	Providing a superior customer experience;
●	Focusing on premier locations and highly desirable communities;
●	Offering products with diversity and innovative design; and
●	Focusing on profitability via inventory and expense reduction.

Key Financial Results

●
For the quarter ended September 30, 2007, total revenue decreased $62.5 million (20%) compared to the quarter ended September 30, 2006, to approximately $243.7 million.  This decrease is largely attributable to a decrease of $57.8 million in housing revenue, from $290.1 million in 2006 to $232.3 million in 2007.  Homes delivered decreased 15%, and the average sales price of homes delivered decreased from $313,000 to $295,000.  Revenue from the outside sale of land to third parties decreased $6.7 million (48%) from $13.8 million for the quarter ended September 30, 2006 to $7.1 million for the quarter ended September 30, 2007.  Financial services revenue decreased 6% from $5.1 million for the third quarter of 2007 compared to $4.8 million for the prior year’s quarter due primarily to a 12% decrease in the number of mortgage loans originated.

●
Loss before taxes for the quarter ended September 30, 2007 was $35.0 million compared to income before taxes of $22.9 million in the third quarter of 2006.  During the third quarter of 2007, the Company incurred charges totaling $32.6 million related to impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, the Company had a pre-tax loss of $2.4 million, which represents a $25.3 million decrease from 2006’s income of $22.9 million.  This decrease was driven by the decrease in housing revenue discussed above, along with lower gross margins, which declined from 24.5% in 2006’s third quarter (excluding 2006’s impairment charges) to 19.6% in 2007’s third quarter.  General and administrative expenses decreased slightly from $25.1 million in 2006 to $24.6 million in 2007.  This slight decrease was driven by (1) a decrease of $1.0 million in payroll and incentive expenses and (2) a decrease of $1.8 million in abandoned projects and deposit write-offs.  These decreases were partially offset by (1) an increase of $0.5 million in severance expenses, (2) an increase of $0.8 million in rent expense and (3) an increase of $1.8 million in costs related to our investment in land, primarily real estate taxes.  Selling expenses also decreased by $1.0 million (5%) for the quarter ended September 30, 2007 when compared to the quarter ended September 30, 2006 primarily due to a $1.1 million decrease in variable selling expenses and a $0.9 million decrease in advertising expenses.  Partially offsetting those decreases in selling expenses were increases of $0.5 million in payroll expenses and $0.4 million for enhancements made to our design centers.

24

●
For the nine months ended September 30, 2007, total revenue decreased $173.3 million (20%) compared to the first nine months of 2006.  This decrease is largely attributable to a decrease of $166.6 million in housing revenue, from $840.0 million in 2006 to $673.4 million in 2007.  Homes delivered for the nine months ended September 30, 2007 decreased 18% compared to the nine months ended September 30, 2006 and the average sales price of homes delivered decreased from $306,000 to $300,000.  Revenue from the outside sale of land to third parties decreased slightly from $18.2 million in 2006 to $16.2 million in 2007.  Financial services revenue decreased $4.3 million (22%), driven by a 16% decrease in the number of mortgage loans originated.

●
Loss before taxes for the nine months ended September 30, 2007 was $96.6 million compared to income before taxes of $78.8 million in the 2006 nine-month period.  In 2007, the Company incurred charges totaling $101.7 million related to impairment of inventory, investment in unconsolidated LLCs and abandoned transaction costs, and $5.2 million related to the impairment of goodwill and intangible assets relating to our 2005 acquisition of Shamrock Homes, a Florida homebuilder.  Excluding the impact of the above-mentioned charges, the Company earned pre-tax income of $10.3 million for the nine months ended September 30, 2007, which represents a $68.5 million decrease from 2006’s income of $78.8 million.  This decrease was driven by the decrease in housing revenue, along with lower gross margins, which declined from 26.4% for the first nine months of 2006 (excluding the impact of 2006’s impairment charges) to 20.9% for the nine months ended September 30, 2007.  General and administrative expenses decreased $1.1 million (2%) primarily due to (1) a decrease in payroll and incentive expenses of $5.9 million, (2) a decrease in severance expenses of $4.4 million and (3) a decrease of $1.8 million relating to abandoned land transactions and deposit write-offs.  These decreases were partially offset by (1) the write-off of the goodwill and other assets of our July 2005 acquisition of Shamrock Homes of $5.2 million, (2) an increase of $1.7 million in rent expense and (3) an increase of $4.3 million in costs related to our investment in land, primarily real estate taxes.

●
New contracts for the third quarter of 2007 were 561 compared to 571 in 2006’s third quarter.  For the nine months ended September 30, 2007, new contracts decreased by 281 (11%) compared to the same period in 2006. For the third quarter of 2007, our cancellation rate was 38% compared to 42% in 2006’s third quarter.  By region, our third quarter cancellation rates in 2007 versus 2006 were as follows: Midwest – 38% in 2007 and 47% in 2006; Florida – 45% in 2007 and 47% in 2006; and Mid-Atlantic – 29% in 2007 and 22% in 2006.  The overall cancellation rate remained consistent at approximately 30% for the nine months ended September 30, 2007 compared to 31% for the nine months ended September 30, 2006.

●
As a result of lower refinance volume for outside lenders and increased competition, during 2007 we expect to continue to experience pressure on our mortgage company’s capture rate, which was approximately 75% for the first nine months of 2007 and 80% for the first nine months of 2006.  This continued pressure on our capture rate could continue to negatively impact earnings.

●
As discussed above, we are experiencing changes in market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the three and nine months ended September 30, 2007, we recorded $32.6 million and $101.7 million, respectively, of charges relating to the impairment of inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs.  We generally believe that we will see a gradual improvement in market conditions over the long term.  During 2007, we will continue to update our evaluation of the value of our inventories and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●
Our income tax rate was 37.9% and 38.2%, respectively, for the three and nine months ended September 30, 2007, compared to 33.6% and 36.7%, respectively, for the three and nine months ended September 30, 2006.

The following table shows, by segment, revenue, operating (loss) income and interest expense for the three and nine months ended September 30, 2007 and 2006, as well as the Company’s total (loss) income before taxes for such periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Revenue:
Midwest homebuilding	$96,831	$122,837	$246,718	$345,179
Florida homebuilding	67,778	117,439	238,761	354,100
Mid-Atlantic homebuilding	74,802	63,645	204,119	158,923
Other homebuilding - unallocated (a)	(552)	(1,372)	(780)	3,425
Financial services (b)	4,809	5,124	14,956	19,250
Intercompany eliminations	-	(1,485)	-	(3,840)
Total revenue	$243,668	$306,188	$703,774	$877,037

Operating (loss) income:
Midwest homebuilding	$(964)	$2,852	$(8,559)	$18,239
Florida homebuilding	(20,417)	23,729	(34,732)	75,214
Mid-Atlantic homebuilding	(2,935)	5,606	(27,291)	13,947
Other homebuilding - unallocated (a)	327	(186)	254	503
Financial services	2,175	2,417	7,240	11,015
Less: Corporate selling, general and administrative expense	(8,124)	(7,960)	(21,210)	(29,207)
Total operating (loss) income	$(29,938)	$26,458	$(84,298)	$89,711

Interest expense: (c)
Midwest homebuilding	$1,617	$1,365	$3,631	$4,516
Florida homebuilding	2,223	1,273	5,579	3,233
Mid-Atlantic homebuilding	1,014	920	2,683	2,883
Financial services	160	20	387	298
Total interest expense	$5,014	$3,578	$12,280	$10,930

Total (loss) income before income taxes	$(34,952)	$22,880	$(96,578)	$78,781

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

(b) Financial services revenue includes $2.5 million and $1.5 million of revenue from the homebuilding segments for the three months ended September 30, 2007 and 2006, respectively, and $6.0 million and $3.9 million of revenue from the homebuilding segments for the nine months ended September 30, 2007 and 2006, respectively.

(c) Interest expense is allocated to our homebuilding operating segments based on the average monthly net investment (total assets less total liabilities) for each operating segment.

Seasonality

Our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels.  In general, homes delivered increase in the second half of the year.  We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions.  Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations.

Reportable Segments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except as otherwise noted)	2007	2006	2007	2006

Midwest Region
Homes delivered	376	466	993	1,299
Average sales price per home delivered	$249	$263	$244	$264
Revenue homes	$93,534	$122,505	$242,276	$343,403
Revenue third party land sales	$3,297	$332	$4,442	$1,776
Operating (loss) income homes	$(1,121)	$4,615	$(8,847)	$19,985
Operating income (loss) third party land sales	$157	$(1,763)	$288	$(1,746)
New contracts, net	252	258	1,056	1,260
Backlog at end of period	695	901	695	901
Average sales price of homes in backlog	$264	$284	$264	$284
Aggregate sales value of homes in backlog (in millions)	$184	$255	$184	$255
Number of active communities	76	89	76	89

Florida Region
Homes delivered	196	292	686	1,035
Average sales price per home delivered	$326	$357	$336	$327
Revenue homes	$63,935	$104,191	$229,750	$338,404
Revenue third party land sales	$3,843	$13,248	$9,011	$15,696
Operating (loss) income homes	$(14,134)	$20,374	$(27,220)	$70,773
Operating (loss) income third party land sales	$(6,283)	$3,355	$(7,512)	$4,441
New contracts, net	145	138	462	690
Backlog at end of period	359	1,195	359	1,195
Average sales price of homes in backlog	$354	$407	$354	$407
Aggregate sales value of homes in backlog (in millions)	$127	$487	$127	$487
Number of active communities	46	47	46	47

Mid-Atlantic Region
Homes delivered	215	169	567	412
Average sales price per home delivered	$348	$375	$355	$384
Revenue homes	$74,802	$63,405	$201,363	$158,153
Revenue third party land sales	$-	$240	$2,756	$770
Operating (loss) income homes	$(2,613)	$5,522	$(26,941)	$13,830
Operating (loss) income third party land sales	$(322)	$84	$(350)	$117
New contracts, net	164	175	673	522
Backlog at end of period	414	437	414	437
Average sales price of homes in backlog	$411	$414	$411	$414
Aggregate sales value of homes in backlog (in millions)	$170	$181	$170	$181
Number of active communities	37	34	37	34

Total Homebuilding Regions
Homes delivered	787	927	2,246	2,746
Average sales price per home delivered	$295	$313	$300	$306
Revenue homes	$232,271	$290,101	$673,389	$839,960
Revenue third party land sales	$7,140	$13,820	$16,209	$18,242
Operating (loss) income homes	$(17,868)	$30,511	$(63,008)	$104,588
Operating (loss) income third party land sales	$(6,448)	$1,676	$(7,574)	$2,812
New contracts, net	561	571	2,191	2,472
Backlog at end of period	1,468	2,533	1,468	2,533
Average sales price of homes in backlog	$327	$364	$327	$364
Aggregate sales value of homes in backlog (in millions)	$481	$923	$481	$923
Number of active communities	159	170	159	170

Financial Services
Number of loans originated	549	625	1,528	1,821
Value of loans originated	$134,554	$148,130	$381,607	$427,705
Revenue	$4,809	$5,124	$14,956	$19,250
Selling, general and administrative expenses	$2,634	$2,707	$7,716	$8,235
Interest expense	$160	$20	$387	$298
Income before income taxes	$2,015	$2,397	$6,853	$10,717

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Operating (loss) income by region for the three and nine months ended September 30, 2007 and 2006 includes the following charges associated with impairment of inventory and investment in unconsolidated LLCs and abandoned land transactions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Housing:
Midwest	$722	$245	$7,633	$1,976
Florida	17,819	1,466	49,830	1,494
Mid-Atlantic	6,342	239	33,823	510
Total housing	$24,883	$1,950	$91,286	$3,980
Land:
Midwest	$-	$1,921	$-	$1,921
Florida	7,398	-	9,840	-
Mid-Atlantic	322	-	578	-
Total land	$7,720	$1,921	$10,418	$1,921

Total	$32,603	$3,871	$101,704	$5,901

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Midwest Region.  For the quarter ended September 30, 2007, Midwest homebuilding revenue was $96.8 million, a 21% decrease compared to the third quarter of 2006.  The decrease was primarily due to the 19% decrease in the number of homes delivered, along with a 5% decrease in the average sales price of homes delivered from $263,000 to $249,000.  For the quarter ended September 30, 2007, our operating loss was $1.0 million, representing a $3.8 million decrease from last year’s operating income of $2.8 million as the result of fewer homes delivered, a change in the mix of products delivered and a reduction in profit due to sales incentives offered to customers.  Impairment and abandonment charges were $0.7 million in the third quarter of 2007 compared to $3.7 million in the third quarter of 2006.  For the three months ended September 30, 2007, new contracts declined 2% compared to the three months ended September 30, 2006.  Quarter-end backlog declined 23% in units and 28% in total sales value, with an average sales price in backlog of $264,000 at September 30, 2007 compared to $284,000 at September 30, 2006.  Market conditions in the Midwest are very challenging, and we anticipate that these challenging conditions could continue until at least 2009 based on the current levels of inventory of new and re-sale homes on the market.

Florida Region. For the quarter ended September 30, 2007, Florida homebuilding revenue decreased to $67.8 million, a decrease of 42% compared to the same period in 2006.  The decrease in revenue is primarily due to a 33% decrease in the number of homes delivered in 2007 compared to 2006, along with a 9% decrease in the average sales price of homes delivered from $357,000 to $326,000.  For the quarter ended September 30, 2007, our operating loss was $20.4 million, a decrease of $44.1 million when compared to 2006 operating income of $23.7 million.  The decrease in operating income is due to (1) the impact of the decline in homebuilding revenue discussed above, (2) impairment and abandonment charges of $25.2 million in the third quarter of 2007 versus less than $0.1 million in the third quarter of 2006 and (3) lower pre-impairment gross margin resulting from competitive price pressures.  For the third quarter of 2007, new contracts increased 5%, from 138 in 2006 to 145 in 2007.  Quarter-end backlog units declined from 1,195 at September 30, 2006 to 359 at September 30, 2007.  Along with the decrease in the number of backlog units, the average sales price of the homes in backlog decreased from $407,000 at September 30, 2006 to $354,000 at September 30, 2007.  Market conditions in Florida are very challenging and we anticipate that these challenging conditions could continue until at least 2009.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased to $74.8 million, an increase of 18% for the quarter ended September 30, 2007 compared to the same period in 2006.  Driving this increase was a 27% increase in the number of homes delivered.  Partially offsetting the increase in revenue was a 7% decrease in the average sales price of homes delivered from $375,000 for the third quarter of 2006 to $348,000 for the third quarter of 2007.  The decrease in the average sales price of homes delivered primarily related to the change in mix between markets, with more homes being delivered in our North Carolina markets, which have a lower average sales price than homes in our Washington, D.C. markets.  In addition, the average sales price in our Washington, D.C. markets declined due to competitive discounting attributable to softness in market conditions.  For the quarter ended September 30, 2007, our operating loss was $2.9 million, a decrease of $8.5 million from 2006’s income of $5.6 million, primarily due to $6.7 million of impairment charges recorded in the third quarter of 2007 and lower pre-impairment gross margins, primarily in our Washington, D.C. markets.  New contracts decreased 6% from 175 in the third quarter of 2006 to 164 in the third quarter of 2007, and backlog units decreased 5%.

Financial Services.  For the quarter ended September 30, 2007, revenue from our mortgage and title operations decreased $0.3 million (6%), from $5.1 million in 2006 to $4.8 million in 2007, due primarily to a 12% decrease in loan originations.  At September 30, 2007, M/I Financial had mortgage operations in all of our markets except Chicago.  Approximately 77% of our homes delivered during the third quarter of 2007 that were financed were through M/I Financial, compared to 80% in 2006’s third quarter.  As a result of lower refinance volume for outside lenders, resulting in increased competition for the Company’s homebuyers, throughout 2007 and possibly 2008 we expect to experience continued pressure on our capture rate and margins, which could continue to negatively affect earnings.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses remained consistent, increasing $0.1 million (2%), from $8.0 million in 2006 to $8.1 million in 2007.  During the three months ended September 30, 2007, there was a decrease of $1.1 million in payroll and incentive expenses due to workforce reductions and lower incentive compensation due to expected lower net income levels.  Partially offsetting this decrease were increases in severance expenses of $0.5 million and marketing costs of $0.5 million.

Interest.  Interest expense for the Company increased $1.4 million (40%), from $3.6 million for the quarter ended September 30, 2006 to $5.0 million for the quarter ended September 30, 2007.  This increase was primarily due to the decrease in interest capitalized from $8.4 million in the third quarter of 2006 to $4.6 million in the third quarter of 2007 due primarily to a significant reduction in land development activities.  We also had an increase in our weighted average borrowing rate from 7.39% in 2006 to 8.08% in 2007.  These increases were partially offset by a decrease in our weighted average borrowings from $669.2 million in the third quarter of 2006 to $479.5 million in the third quarter of 2007.

Income Taxes.  The Company’s tax rate for the quarter ended September 30, 2007 was 37.9%, compared to 33.6% for the quarter ended September 30, 2006.  The prior year’s quarter benefited from a shift in operations to lower income tax rate states.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Midwest Region.  For the nine months ended September 30, 2007, Midwest homebuilding revenue decreased $98.5 million (29%) compared to the nine months ended September 30, 2006, from $345.2 million to $246.7 million.  The decrease was primarily due to the 24% decrease in the number of homes delivered, as well as a decrease in the average sales price of homes delivered from $264,000 in 2006 to $244,000 in 2007.  For the nine months ended September 30, 2007, our operating loss was $8.6 million, compared to last year’s operating income of $18.2 million as a result of (1) a change in the mix of products delivered, (2) a reduction in profit due to sales incentives offered to customers and (3) impairment charges totaling $7.6 million for the first nine months of 2007 compared to $3.9 million in 2006.  For the nine months ended September 30, 2007, new contracts declined 16% compared to the nine months ended September 30, 2006 due to softness in market conditions in the Midwest.

Florida Region.  For the nine months ended September 30, 2007, Florida homebuilding revenue decreased $115.3 million (33%), from $354.1 million in 2006 to $238.8 million in 2007.  The decrease in revenue is primarily due to a 34% decrease in the number of homes delivered during the first nine months of 2007 compared to the first nine months of 2006 and was partially offset by a 3% increase in the average sales price of homes delivered from $327,000 in 2006 to $336,000 in 2007.  For the nine months ended September 30, 2007, our operating loss was $34.7 million, a decrease of $109.9 million from 2006’s operating income of $75.2 million.  This decrease was the result of (1) the decrease in homes delivered, (2) impairment and abandonment charges totaling $64.9 million in the first nine months of 2007, including impairment of goodwill and intangible assets, compared to $1.5 million in the first nine months of 2006 and (3) lower pre-impairment gross margins.  For the nine months ended September 30, 2007, new contracts decreased 33%, from 690 in 2006 to 462 in 2007, which we believe is primarily due to the current oversupply of inventory driven by many investors exiting the market and the resulting impact on new home inventory and consumer confidence.

Mid-Atlantic Region. For the nine months ended September 30, 2007, Mid-Atlantic homebuilding revenue increased $45.2 million (28%), from $158.9 million in the first nine months of 2006 to $204.1 million in the first nine months of 2007.  Driving this increase was a 38% increase in the number of homes delivered from 412 in 2006 to 567 in 2007. For the nine months ended September 30, 2007, our operating loss was $27.3 million, a decrease of $41.2 million compared to our operating income of $13.9 million for the nine months ended September 30, 2006.  The decrease in operating income was primarily due to impairment charges totaling $34.4 million in the first nine months of 2007 compared to $0.5 million in the first nine months of 2006.  New contracts increased 29% from 522 in the first nine months of 2006 to 673 in the first nine months of 2007 primarily due to increases in our North Carolina markets.

Financial Services.  For the nine months ended September 30, 2007, revenue from our mortgage and title operations decreased $4.3 million (22%), from $19.3 million in 2006 to $15.0 million in 2007, due primarily to a 16% decrease in loan originations.  In addition, increased competition and financing initiatives resulted in erosion of margins.  Approximately 75% of our homes delivered during the first nine months of 2007 were financed were through M/I Financial, compared to 80% in 2006’s first nine months.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses decreased $8.0 million (27%), from $29.2 million for the nine months ended September 30, 2006 to $21.2 million for the same period in 2007.  During the first nine months of 2007, there was a $4.4 million decrease in severance expenses compared to 2006, along with a decrease of $4.5 million in payroll and incentive expenses due to workforce reductions and lower incentive compensation due to expected lower net income levels.  Partially offsetting those decreases was an increase in marketing costs of $0.4 million.

Interest.  Interest expense for the Company increased $1.4 million (12%), from $10.9 million for the nine months ended September 30, 2006 to $12.3 million for the nine months ended September 30, 2007.  This increase was primarily due to the decrease in interest capitalized from $21.5 million in the first nine months of 2006 to $16.3 million in the first nine months of 2007.  We also had an increase in our weighted average borrowing rate from 7.18% in 2006 to 7.62% in 2007.  These increases were partially offset by a decrease in our weighted average borrowings from $608.5 million for the nine months ended September 30, 2006 to $507.2 million for the nine months ended September 30, 2007.

Income Taxes.  The Company’s tax rate for the nine months ended September 30, 2007 was 38.2%, compared to 36.7% for the nine months ended September 30, 2006.  The prior year benefited from a shift in operations to lower tax rate states.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

During the nine months ended September 30, 2007, we generated $73.7 million of cash from our operating activities, compared to $182.0 million of cash used in such activities during the first nine months of 2006.  The net cash generated was primarily a result of (1) the $40.2 million decrease in cash held in escrow resulting from cash collected in 2007 relating to homes that closed near the end of 2006, (2) the $25.2 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations, and (3) $19.2 million relating to an increase in accounts payable.  In addition, we generated cash from operating activities, after adjustments for non-cash charges, of $6.7 million resulting from our net loss of $59.7 million and excluding non-cash impairment, abandonment costs and goodwill and intangible asset charges, net of tax, of $66.4 million.  Partially offsetting these cash flow additions was the $14.2 million use of cash relating to payment of 2006’s incentive compensation.

The principal reason for the generation of cash from operations during the first nine months of 2007 compared to our use of cash during the first nine months of 2006 was our defensive strategy to reduce our land purchases to better match our forecasted number of home sales driven by challenging market conditions.  We currently plan to purchase approximately $26 million of land during 2007 compared to $164 million purchased in 2006, and continue to focus on further reducing our investment in land.  To the extent our inventory levels decrease during fiscal 2007, we expect to have net positive cash flows from operating activities during the remainder of 2007.

Investing Cash Flow Activities

For the nine months ended September 30, 2007, we used $9.0 million of cash through our investing activities for additional investments in certain of our unconsolidated LLCs and the purchase of property and equipment.

Financing Cash Flow Activities

For the nine months ended September 30, 2007, we used $73.8 million of cash.  As discussed in greater detail below under the caption “Financing Cash Flow Activities – Preferred Shares,” in the first quarter of 2007, we issued 4,000 preferred shares, generating net cash proceeds of $96.3 million.  The proceeds from the issuance of these preferred shares, along with cash generated from operations during the first nine months of 2007, were used to repay $163.2 million under our revolving credit facilities.  During the nine months ended September 30, 2007, we paid a total of $5.9 million in dividends, which includes $4.9 million in dividends paid on the preferred shares.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, and other Company plans.  We fund these operations with cash flows from operating activities, borrowings under our bank credit facilities, which are primarily unsecured, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary.  As we utilize our capital resources and liquidity to fund our operations, we constantly focus on the impact on our balance sheet.  We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  During the first nine months of 2007, we purchased approximately $18 million of land and lots.  We currently estimate that we will purchase approximately an additional $7 million during 2007, with the 2007 land and lot purchases being located primarily in our Mid-Atlantic region.  We have entered into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $10.5 million as of September 30, 2007 as consideration for the right to purchase land and lots in the future, including the right to purchase $132.7 million of land and lots during the years 2008 through 2014.  We evaluate our future land purchases on an ongoing basis, taking into consideration current and projected market conditions, and negotiate terms with sellers, as necessary, based on market conditions and our existing land supply by market.  We believe we will be able to continue to fund our future cash needs through our cash flows from operations, our existing credit facilities and the issuance of new debt, preferred stock and/or other equity securities through the public capital markets.  Please refer to our discussion of Forward-Looking Statements on page 18 and Risk Factors beginning on page 34 of this Quarterly Report on Form 10-Q for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of September 30, 2007:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding (a)	10/6/2010	$255,000	$209,989
Note payable bank – financial services	4/25/2008	$ 21,700	$ 10,129
Senior notes	4/1/2012	$200,000	-
Universal shelf registration (b)	-	-	$ 50,000

(a) As of September 30, 2007, the Credit Facility (as defined below) also provides for an additional $500 million of borrowing through the accordion feature upon request by the Company and approval by the applicable lenders party to the Credit Facility.

(b) The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding.  On August 28, 2007, we entered into the First Amendment (the “First Amendment”) to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”).  Among other things, the First Amendment amends the Credit Facility by:  (1) reducing the Aggregate Commitment (as defined therein) from $650 million to $500 million; (2) incrementally reducing the required ratio of the Company’s consolidated EBITDA (as defined therein) to consolidated interest incurred (the “Interest Coverage Ratio” or “ICR”) beginning with the quarter ending December 31, 2007 and continuing through the quarter ending March 31, 2009, and then slightly increasing the ICR thereafter; (3) reducing the maximum permitted ratio of indebtedness to consolidated tangible net worth (the “Leverage Ratio”) if the ICR is less than 2.00 to 1.00, with the amount of the decrease dependent on the amount by which the ICR is below 2.00 to 1.00; (4) increasing certain pricing provisions when the ICR is less than 2.00 to 1.00; (5) providing that the value of speculative houses in the borrowing base shall not exceed $125 million; and (6) increasing the permitted percentage of speculative houses relative to total house closings.

At September 30, 2007, the Company’s homebuilding operations had borrowings totaling $255.0 million, financial letters of credit totaling $11.0 million and performance letters of credit totaling $24.0 million outstanding under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $500 million and the ability to increase the loan capacity to up to $1.0 billion upon request by the Company and approval by the applicable lenders party to the Credit Facility.  Under the terms of the Credit Facility, the $500 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum borrowing base indebtedness, less the actual borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the MIF Credit Facility (as defined below)).

As of September 30, 2007, borrowing availability was $210.0 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 200 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points.

The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of September 30, 2007, had approximately $109.9 million in excess of the required tangible net worth that would be available for payment of dividends.  As of September 30, 2007, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank – Financial Services.  At September 30, 2007, we had $21.7 million outstanding under the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”).  M/I Homes, Inc. and M/I Financial are co-borrowers under the MIF Credit Facility.  The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers, except for the period December 15, 2007 through January 15, 2008, when the maximum borrowing availability is increased to $65.0 million.  The maximum borrowing availability is limited to 95% of eligible mortgage loans.  In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans.  The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%.  Under the terms of the MIF Credit Facility, M/I Financial is required to maintain minimum net worth amounts and certain financial ratios.  As of September 30, 2007, the borrowing base was $31.8 million with $10.1 million of availability.  As of September 30, 2007, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Facility.

Senior Notes.  At September 30, 2007, there was $200 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The indenture covering the senior notes contains various covenants, including limitations on additional indebtedness, affiliate transactions, sale of assets and a restriction on certain payments.  Payments for dividends and share repurchases are subject to a limitation, with increases in the limitation resulting from issuances of equity interests and quarterly net earnings and decreases in the limitation resulting from quarterly net losses, with such increases and decreases being cumulative since the March 2005 issuance of the notes.   As of September 30, 2007, the Company had approximately $100.2 million available that could be used for the payment of dividends or share repurchases.  As of September 30, 2007, the Company was in compliance with all restrictive covenants of the notes.

Weighted Average Borrowings.  For the three months ended September 30, 2007 and 2006, our weighted average borrowings outstanding were $479.5 million and $669.2 million, respectively, with a weighted average interest rate of 8.1% and 7.4%, respectively.  For the nine months ended September 30, 2007 and 2006, our weighted average borrowings outstanding were $507.2 million and $608.5 million, respectively, with a weighted average interest rate of 7.6% and 7.2%, respectively.  The decrease in borrowings was primarily the result of the Company issuing the Preferred Shares (as defined below), the proceeds of which were used to pay down the Company’s outstanding debt; cash generated from operations was also used to pay down outstanding debt.  The increase in the weighted average interest rate was due to the overall market increase in interest rates, which has impacted our variable rate borrowings.

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

On March 15, 2007, we issued $100 million of Preferred Shares, as further discussed above under “Financing Cash Flow Activities – Preferred Shares,” which were offered pursuant to the $150 million universal shelf filed in April 2002.  As of September 30, 2007, $50 million remains available under this universal shelf registration for future offerings.

CONTRACTUAL OBLIGATIONS

Refer to the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of future payments by period for our contractual obligations.

On January 1, 2007, we adopted the provisions of FIN 48, as further discussed in Note 15 of our Unaudited Condensed Consolidated Financial Statements.   As of September 30, 2007, we have recorded a liability totaling $6.2 million related to uncertain tax positions, including estimated interest and penalties, in accordance with the provisions of FIN 48.  At this time, we are unable to determine the amount of any future cash settlements by period relating to this liability.  The amount of cash settlements, if any, and the timing of such cash settlements, will not be determinable until settlements have been agreed upon by the Company and respective taxing authorities.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of September 30, 2007 to be the amount invested of $42.7 million, plus letters of credit and bonds totaling $8.4 million that serve as completion bonds for the development work in progress and our possible future obligations under guarantees and indemnifications provided in connection with these entities as further discussed in Note 8 and Note 9 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of September 30, 2007 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $10.5 million, including cash deposits of $4.9 million, letters of credit of $4.1 million and corporate promissory notes of $1.5 million.  Further details relating to our land option agreements are included in Note 12 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2007, the Company has outstanding approximately $128.5 million of completion bonds and standby letters of credit, including those related to LLCs and land option agreements discussed above.

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

INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions of the United States of America and, particularly, by the impact of interest rates and inflation.  Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  The impact of increased rates can be offset, in part, by offering variable rate loans with lower interest rates.  In conjunction with our mortgage financing services, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

During the past year, we have experienced some detrimental effect from inflation, particularly the inflation in the cost of land that occurred over the past several years.   As a result of declines in market conditions in most of our markets, in certain communities we have been unable to recover the cost of these higher land prices, resulting in lower gross margins and significant charges being recorded in our operating results due to the impairment of inventory and investments in unconsolidated LLCs and other write-offs relating to deposits and pre-acquisition costs of abandoned land transactions.  In recent years, we have not experienced a detrimental effect from inflation in relation to our home construction costs, and we have been successful in reducing certain of these costs with our subcontractors.  However, unanticipated construction costs or a change in market conditions may occur during the period between the date sales contracts are entered into with customers and the delivery date of the related homes, resulting in lower gross profit margins.

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

In 2006, the homebuilding industry experienced an industry-wide softening in demand.  In many markets, home price appreciation over the past several years attracted real estate investors and speculators.  As price appreciation slowed and price declines began to occur in many of our markets, many investors and speculators decided to reduce their investment in homes and, as a result, many markets have experienced, and are continuing to experience, an over-supply of home inventory, both new homes and resale homes.  In response to the higher inventory level of homes, many homebuilders have increased the amount of sales incentives offered in an attempt to continue to sell homes.  These conditions in the real estate market are still continuing to impact all of our homebuilding regions in 2007, and we anticipate they will continue to impact us into 2009.  As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives, including reduction in home sales prices, to aid our sales efforts.  These incentives and reductions in home sales prices and sales volume could negatively impact our financial results.  We cannot predict the duration or severity of the current market conditions, nor provide any assurances that the adjustments we have made to our operating strategy to address these conditions will be successful.

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

In addition to competition within our homebuilding operations, the mortgage financing industry has also become increasingly competitive.  M/I Financial competes with outside lenders for the capture of our homebuyers.  Competition typically increases during periods in which there is a decline in the refinance activity within the industry.  During the first nine months of 2007, M/I Financial experienced a decrease in its capture rate and profitability.  As a result of lower refinance volume for outside lenders, resulting in increased competition for our homebuyer customer, we expect to experience continued pressure on our capture rate and margins, which could negatively affect earnings.

Our land investment exposes us to significant risks, including potential impairment write-downs that could negatively impact our profits if the market value of our inventory declines.

We must anticipate demand for new homes several years prior to those homes being sold to homeowners.  There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases.  The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions.  In addition, inventory carrying costs can be significant and fluctuations in value can result in reduced profits.  Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance.  As a result of softened market conditions in most of our markets, during the first nine months of 2007, we recorded a loss of $99.5 million for impairment of inventory and investments in unconsolidated LLCs and wrote-off $2.2 million relating to abandoned land transactions. It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments.  Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment which may result in additional valuation adjustments which could be significant and could negatively impact our financial results and condition.  We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

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

Under the interest coverage covenant contained in our Credit Facility, we are required to maintain a minimum ratio of earnings before interest, taxes, depreciation, amortization and non-cash charges (“EBITDA”) to interest incurred (as defined in the Credit Facility).  The minimum ratio of EBITDA to interest incurred on a rolling four quarter basis is as follows, subject to certain exceptions discussed below: (1) for the quarter ended September 30, 2007, a ratio of 2.0 to 1.0; (2) for the quarters ending December 31, 2007 and March 31, 2008, a ratio of 1.25 to 1.0; (3) for the quarters ending June 30, 2008 through March 31, 2009, a ratio of 1.0 to 1.0; (4) for the quarters ending June 30, 2009 and September 30, 2009, a ratio of 1.25 to 1.0; and (5) for each of the quarters including and after December 31, 2009, a ratio of 1.5 to 1.0.  The Credit Facility permits this interest coverage ratio to be less than 1.0 to 1.0 for up to three quarters at any time during the term of the Credit Facility, provided that our leverage ratio is less than 1.0 to 1.0 at the end of such quarter.  In addition to the rolling four quarter interest coverage ratio, we are also required to maintain a minimum quarter interest coverage ratio of 1.0 to 1.0.  The Credit Facility permits this quarter interest coverage ratio to be less than 1.0 to 1.0 for a maximum of four consecutive quarters during the term of the Credit Facility.

The indenture covering the senior notes contains various covenants, including limitations on additional indebtedness, affiliate transactions, sale of assets and a restriction on certain payments.  Payments for dividends and share repurchases are subject to a limitation, with increases in the limitation resulting from issuances of equity interests and quarterly net earnings and decreases in the limitation resulting from quarterly net losses, with such increases and decreases being cumulative since the March 2005 issuance of the notes.

Based on our current estimates, we believe we will meet the minimum net worth and the interest coverage covenants through at least the third quarter of 2008.  We monitor these and other covenant requirements closely, and will pursue certain actions should it appear that we will be unable to meet these requirements in 2008.  We can provide no assurance that we will be successful in complying with all restrictions of our indebtedness.

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

Our business is significantly affected by the impact of interest rates.  Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  If mortgage interest rates increase, or experience substantial volatility, our business could be adversely affected.  In addition, tighter lending standards for mortgage products and volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing home.  During the first nine months of 2007, approximately 7% of our closings were in the sub-prime category and approximately 12% were in the alternative category, with the majority of these sub-prime and alternative loans being brokered to third party mortgage companies.  We define sub-prime mortgages as conventional loans with a credit score below 620 or government loans with a credit score below 575, and we define alternative loans as loans that do not fit in the conforming categories due to a variety of reasons such as documentation, residency or occupancy.

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

The homebuilding industry is subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design and construction and similar matters.  This includes local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location.  Such regulation also affects construction activities, including construction materials that must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers.  We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control.  Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future.  Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time-consuming and expensive compliance programs.  In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums.  These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hookups, or inadequate road capacity within the specific market area or subdivision.  These moratoriums can occur prior to, or subsequent to, commencement of our operations, without notice or recourse.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAREKT RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit borrowings of up to $540 million as of September 30, 2007, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $6.1 million and $10.2 million at September 30, 2007 and December 31, 2006, respectively.  At September 30, 2007, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in an asset of less than $0.1 million.  At December 31, 2006, the fair value of the committed IRLCs resulted in an asset of $0.1 million and the related best-efforts contracts resulted in a liability of $0.1 million.  For both the three and nine months ended September 30, 2007, we recognized less than $0.1 million of expense relating to marking these committed IRLCs and the related best-efforts contracts to market.  For the three and nine months ended September 30, 2006, we recognized less than $0.1 million of income and $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At September 30, 2007 and December 31, 2006, the notional amount of the uncommitted IRLCs was $67.2 million and $37.8 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in a liability of less than $0.1 million and an asset of less than $0.1 million at September 30, 2007 and December 31, 2006, respectively.  For the three and nine months ended September 30, 2007, we recognized income of $0.7 million and expense of less than $0.1 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and nine months ended September 30, 2006, we recognized income of $1.3 million and $0.5 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At September 30, 2007, the notional amount under these FMBSs was $81.0 million and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.1 million.  At December 31, 2006, the notional amount under the FMBSs was $36.0 million and the related fair value adjustment resulted in an asset of $0.1 million.  For the three and nine months ended September 30, 2007, we recognized expense of $0.5 million and $0.2 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2006, we recognized expense of $0.5 million and income of less than $0.1 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $9.1 million and $9.5 million at September 30, 2007 and December 31, 2006, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net asset of less than $0.1 million and a net liability of less than $0.1 million at September 30, 2007 and December 31, 2006, respectively, under the matched terms method of SFAS 133.  For both the three and nine months ended September 30, 2007, we recognized income of less than $0.1 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  There was no net impact to earnings for the three and nine months ended September 30, 2006.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $24.0 million and $24.2 million, respectively, at September 30, 2007 and were $47.7 million and $48.9 million, respectively, at December 31, 2006.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of September 30, 2007 and December 31, 2006, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.4 million and an asset of $0.1 million, respectively.  For the three and nine months ended September 30, 2007, we recognized expense of $1.0 million and $0.5 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2006, we recognized expense of $0.7 million and $0.5 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2007:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2007	2008	2009	2010	2011	Thereafter	Total	9/30/07
ASSETS:
Mortgage loans held for sale:
Fixed rate	6.39%	$30,417	$ -	$ -	$ -	$ -	$ -	$ 30,417	$ 29,268
Variable rate	5.94%	3,877	-	-	-	-	-	3,877	3,812

LIABILITIES:
Long-term debt – fixed rate	6.92%	$ 62	$ 261	$283	$ 306	$332	$205,521	$206,765	$170,399
Long-term debt – variable rate	7.48%	-	21,700	-	255,000	-	-	276,700	276,700

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, certain changes in responsibility for performing internal control procedures occurred as a result of workforce reductions.  Management has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

Our business is significantly affected by the impact of interest rates.  Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  If mortgage interest rates increase, or experience substantial volatility, our business could be adversely affected.  In addition, tighter lending standards for mortgage products and volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing home.  During the first nine months of 2007, approximately 7% of our closings were in the sub-prime category and approximately 12% were in the alternative category, with the majority of these sub-prime and alternative loans being brokered to third party mortgage companies.  We define sub-prime mortgages as conventional loans with a credit score below 620 or government loans with a credit score below 575, and we define alternative loans as loans that do not fit in the conforming categories due to a variety of reasons such as documentation, residency or occupancy.

The terms of our indebtedness may restrict our ability to operate.

Our revolving credit facility and the indenture governing our senior notes impose restrictions on our operations and activities.  The most significant restrictions place limitations on the amount of additional indebtedness that may be incurred, limitations on investments, including joint ventures and advances to officers and employees, limitations on the aggregate cost of certain types of inventory we can hold at any one time, and limitations on asset dispositions or creation of liens.  We are also required to maintain a certain level of net worth and maintain certain ratios, including a minimum interest coverage.

Under the interest coverage covenant contained in our Credit Facility, we are required to maintain a minimum ratio of earnings before interest, taxes, depreciation, amortization and non-cash charges (“EBITDA”) to interest incurred (as defined in the Credit Facility).  The minimum ratio of EBITDA to interest incurred on a rolling four quarter basis is as follows, subject to certain exceptions discussed below: (1) for the quarter ended September 30, 2007, a ratio of 2.0 to 1.0; (2) for the quarters ending December 31, 2007 and March 31, 2008, a ratio of 1.25 to 1.0; (3) for the quarters ending June 30, 2008 through March 31, 2009, a ratio of 1.0 to 1.0; (4) for the quarters ending June 30, 2009 and September 30, 2009, a ratio of 1.25 to 1.0; and (5) for each of the quarters including and after December 31, 2009, a ratio of 1.5 to 1.0.  The Credit Facility permits this interest coverage ratio to be less than 1.0 to 1.0 for up to three quarters at any time during the term of the Credit Facility, provided that our leverage ratio is less than 1.0 to 1.0 at the end of such quarter.  In addition to the rolling four quarter interest coverage ratio, we are also required to maintain a minimum quarter interest coverage ratio of 1.0 to 1.0.  The Credit Facility permits this quarter interest coverage ratio to be less than 1.0 to 1.0 for a maximum of four consecutive quarters during the term of the Credit Facility.

The indenture covering the senior notes contains various covenants, including limitations on additional indebtedness, affiliate transactions, sale of assets and a restriction on certain payments.  Payments for dividends and share repurchases are subject to a limitation, with increases in the limitation resulting from issuances of equity interests and quarterly net earnings and decreases in the limitation resulting from quarterly net losses, with such increases and decreases being cumulative since the March 2005 issuance of the notes.

Based on our current estimates, we believe we will meet the minimum net worth and the interest coverage covenant through at least the third quarter of 2008.  We monitor these and other covenant requirements closely, and will pursue certain actions should it appear that we will be unable to meet these requirements in 2008.  We can provide no assurance that we will be successful in complying with all restrictions of our indebtedness.

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

In 2006, the homebuilding industry experienced an industry-wide softening in demand.  In many markets, home price appreciation over the past several years attracted real estate investors and speculators.  As price appreciation slowed and price declines began to occur in many of our markets, many investors and speculators decided to reduce their investment in homes and, as a result, many markets have experienced, and are continuing to experience, an over-supply of home inventory, both new homes and resale homes.  In response to the higher inventory level of homes, many homebuilders have increased the amount of sales incentives offered in an attempt to continue to sell homes.  These conditions in the real estate market are still continuing to impact all of our homebuilding regions in 2007, and we anticipate they will continue to impact us into 2009.  As a result of these economic conditions, we have offered, and may continue to offer, certain sales incentives, including reduction in home sales prices and sales volume, to aid our sales efforts.  These incentives and reductions in home sales prices could negatively impact our financial results.  We cannot predict the duration or severity of the current market conditions, nor provide any assurances that the adjustments we have made to our operating strategy to address these conditions will be successful.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None

(b) Use of Proceeds – Not Applicable

 (c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010, and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three and nine month periods ended September 30, 2007, the Company did not repurchase any shares.  As of September 30, 2007, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1 to July 31, 2007	-	$ -	-	$6,715,000
August 1 to August 31, 2007	-	-	-	$6,715,000
September 1 to September 30, 2007	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

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

10.1
First Amendment to Second Amended and Restated Credit Agreement dated August 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007.

10.2	Third Amendment to First Amended and Restated Revolving Credit Agreement effective as of August 8, 2007 by and among M/I Financial Corp., the Company and Guaranty Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	November 7, 2007	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	November 7, 2007	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
First Amendment to Second Amended and Restated Credit Agreement dated August 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007.

10.2	Third Amendment to First Amended and Restated Revolving Credit Agreement effective as of August 8, 2007 by and among M/I Financial Corp., the Company and Guaranty Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)