Form 10-K
period 2007-12-31
M I HOMES INC
filed 2008-03-04
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No	X

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common shares held by non-affiliates of the registrant (13,279,627 shares) was approximately $353,238,000.  The number of common shares of the registrant outstanding on February 22, 2008 was 14,004,890.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

		PAGE NUMBER

Part I
	Item 1. Business	4

	Item 1A. Risk Factors	11

	Item 1B. Unresolved Staff Comments	16

	Item 2. Properties	16

	Item 3. Legal Proceedings	16

	Item 4. Submission of Matters to a Vote of Security Holders	16

Part II
	Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and	17
	Issuer Purchases of Equity Securities

	Item 6. Selected Financial Data	19

	Item 7. Management’s Discussion and Analysis of Financial Condition and Results	20
	of Operations

	Item 7A. Quantitative and Qualitative Disclosures About Market Risk	40

	Item 8. Financial Statements and Supplementary Data	42

	Item 9. Changes in and Disagreements With Accountants on Accounting and	73
	Financial Disclosure

	Item 9A. Controls and Procedures	73

	Item 9B. Other Information	73

Part III
	Item 10. Directors, Executive Officers and Corporate Governance	75

	Item 11. Executive Compensation	75

	Item 12. Security Ownership of Certain Beneficial Owners and Management and
	Related Shareholder Matters	75

	Item 13. Certain Relationships and Related Transactions, and Director Independence	77

	Item 14. Principal Accounting Fees and Services	75

Part IV
	Item 15. Exhibits and Financial Statement Schedules	76

Signatures		81

ITEM 1.  BUSINESS

Company

M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes.  The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976.  Since that time, the Company has sold and delivered over 71,000 homes.  We sell and construct single-family homes, attached townhomes and condominiums to first-time, move-up, empty-nester and luxury buyers under the M/I Homes and Showcase Homes trade names.  In 2007, our average sales price of homes delivered was $296,000 compared to $308,000 in 2006.  During the year ended December 31, 2007, we delivered 3,173 homes with revenues from continuing operations of $1.0 billion and a net loss from continuing operations of $92.5 million.  At December 31, 2007, we had 712 homes in backlog with a sales value of approximately $220 million compared to 1,433 homes with a sales value of $484 million at December 31, 2006.

Our homes are sold in the following geographic markets - Columbus and Cincinnati, Ohio; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; and the Virginia and Maryland suburbs of Washington, D.C.  In late 2007, we announced our intention to exit our West Palm Beach, Florida market.  Hence, the results of operation and financial position of this decision have been reported as discontinued operation.  For additional information on this discontinued operation, please refer to Note 2, “Discontinued Operation” in our Notes to Consolidated Financial Statements.  In 2007, we also announced our decision to enter the Chicago market and plan to commence active homebuilding operations there in 2008.  We are the leading homebuilder in the Columbus, Ohio market, and have been the number one builder of single-family detached homes in this market for each of the last nineteen years.  In addition, we are one of the top ten homebuilders in the Indianapolis, Cincinnati and Tampa markets, based on homes delivered.  Our current operating strategy is focused on the following key initiatives:

•	Emphasizing our product, customer service and premier locations;

•	Improving affordability through design and other cost reduction efforts;

•	Decreasing our expenses to reflect current business conditions; and

•	Reducing our land and lot inventory by curtailing our land purchases, phasing and/or delaying land development, and selectively pursuing the sale of certain owned land.

We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing customers with the confidence they can only get from superior customer service.  Offering homes at a variety of price points allows us to attract a wide range of buyers.  We support our homebuilding operations by providing mortgage financing services through our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), and title and insurance brokerage services through subsidiaries that are either wholly- or majority-owned by the Company.

Our financial reporting segments consist of the following: Midwest homebuilding; Florida homebuilding; Mid-Atlantic homebuilding; and financial services.  Our homebuilding operations comprise the most substantial part of our business, representing more than 98% of consolidated revenue during each of the past three years.  Our homebuilding operations generate over 94% of their revenue from the sale of completed homes, with the remaining amount generated from the sale of land and lots.  Our financial services operations generate revenue from originating and selling mortgages, collecting fees for title insurance and closing services, and collecting commissions as a broker of property and casualty insurance policies.  Financial information, including revenue, operating income and identifiable assets for each of our reporting segments, is included in Note 21, “Business Segments” in our Notes to Consolidated Financial Statements.

Our business strategy emphasizes the following:

Superior homeowner service.  Our core operating philosophy is to provide superior service to our homeowners.  We attempt to involve the homeowner in many phases of the building process in order to enhance communication, knowledge and involvement of the homeowner.  Our selling process focuses on the homes’ features, benefits, quality and design, as opposed to merely price and square footage.  In most of our markets, we utilize design centers to better promote the sale of options and enable buyers to make more informed choices.  This enhances the selling process and increases the sale of optional features that typically carry higher margins.  We believe all of this leads to a more satisfied homeowner.

Product diversity and innovative design.  We devote significant resources to the research and design of our homes to meet the needs of our buyers.  We offer a number of distinct product lines and approximately 600 different floor plans, with some of those floor plans being built in multiple elevations.  We also offer a high level of design and construction quality within each of our price ranges.

Build confidence in all areas of our company.  Our unique designs, superior quality and craftsmanship, premier customer service and customer-focused financing options are all designed to build superior customer confidence in both our product and our company.

Premier locations and highly desirable communities.  As a key strategic element of our business, we focus on locating and controlling land in the most desirable areas of our markets.  We also focus on the overall design and appearance of our communities.  Through our community planning and design process, we create well-planned communities with careful attention to a wide variety of aesthetic elements.  We focus on the location and design of our communities because we believe these are important factors our homebuyers consider when making a decision to purchase a new home.

Profitability. We focus on profitability while maintaining the high quality of our homes and customer service.  We focus on margins by carefully managing the selling process in order to emphasize the features, benefits, quality and design of our homes. In addition, profitability is enhanced by managing expenses and minimizing speculative building.  We are also focused on reducing our overhead costs by right-sizing our operations, along with continuing to reduce our construction costs by working with our vendors and subcontractors to continue to provide attractive features while minimizing raw material and construction costs.  We also focus on profitability through our land strategies which presently call for reducing our investment in land and lot inventory to levels more closely matched with our projected future sales absorption levels.

Maintain market position in existing markets.  Though most of our markets have experienced a slowdown in new homebuilding construction as a result of various economic factors, we believe in their long term prospects for growth and successful homebuilding operations.  In late 2007, we announced our decision to exit the West Palm Beach, Florida market due to that market’s challenges and unpredictable revenue production.

Sales and Marketing

Throughout our markets, we market and sell our homes exclusively under the M/I Homes trade name, except in Columbus, where a limited number of our homes are also marketed under the Showcase Homes trade name.  Company-employed sales personnel conduct home sales from on-site offices within our furnished model homes.  Each sales consultant is trained and prepared to meet the buyer’s expectations and build their confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing.  Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge.  As of December 31, 2007, we employed 122 sales consultants and operated 171 model homes.

We advertise using newspapers, magazines, direct mail, billboards, radio and television.  The particular marketing mediums used differ from market to market based on area demographics and other competitive factors.  We have also significantly increased our advertising on the internet through expansion of our website at mihomes.com and through a third party’s website.  Our messaging across all of these mediums, promotional or otherwise, are unified, highly synergistic and designed to build strong equity in the M/I Homes brand. In addition, we encourage independent broker participation and, from time to time, utilize promotions and incentives to attract interest from these brokers.  Our commitment to quality design and construction, along with our reputation for superior service, has resulted in a strong referral base and numerous repeat buyers.

To further enhance the selling process, we operate design centers in most of our Midwest and Florida markets, and recently opened design centers in our Charlotte and Raleigh markets.  These design centers are staffed with interior design specialists who assist buyers in selecting interior and exterior colors, standard options and upgrades.  In our Washington, D.C. market, this selection process is handled directly by our sales consultants.  From time to time, we also add to the selling process by offering unique, below-market fixed rate financing options to our customers through M/I Financial, which has branches in all of our markets except for Chicago.  M/I Financial originates loans for purchasers of our homes.  The loans are then sold, along with the servicing rights, to outside mortgage lenders.  Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities.  In addition, in 2007, the financial services segment began collecting commissions as a broker of property and casualty insurance policies through a majority-owned subsidiary, M/I Insurance Agency, LLC.

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

We have participated in charitable down-payment assistance programs for a small percentage of our homebuyers.  Through these programs, we make a donation to a non-profit organization that provides financial assistance to a homebuyer who would not otherwise have sufficient funds for a down payment.

Design and Construction

We devote significant resources to the research, design and development of our homes in order to distinguish ourselves from other homebuilders and fulfill the needs of homebuyers in all of our markets.  We offer approximately 600 different floor plans that are tailored to meet the requirements of buyers within each of our markets.  We spent $2.5 million, $4.7 million and $4.4 million in the years ended December 31, 2007, 2006 and 2005, respectively, for research and development of our homes.

The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company.  Buyers are introduced to their Personal Construction Supervisor prior to commencement of home construction at a pre-construction “buyer/builder conference.”  The purpose of this conference is to review the home plans and all relevant construction details and to explain the construction process and schedule.  We encourage our buyers to actively monitor and observe the construction of their home and see the quality being built into their home.  All of this is part of our exclusive “Confidence Builder Program” which, consistent with our business philosophy, is designed to “put the buyer first” and enhance the total home-buying experience.

Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority (“FHA”) and Veterans Administration (“VA”) requirements.  To allow maximum design flexibility, we limit the use of pre-assembled building components.  The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources.  We utilize independent subcontractors for the installation of site improvements and the construction of our homes.  Our on-site construction supervisors manage the development and construction process.  Subcontractor work is performed pursuant to written agreements.  The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials.  The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.  The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built.  We did not experience any significant issues with availability of building materials or skilled labor during 2007.  As of December 31, 2007, we had a total of 712 homes with $219.5 million aggregate sales value in backlog in various stages of completion, including homes that are under contract but for which construction has not yet begun.  As of December 31, 2006, we had a total of 1,433 homes with $483.6 million aggregate sales value in backlog.  Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide a variety of warranties in connection with our homes and have a program to perform several inspections on each home that we sell.  Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer.  At the homeowner’s request, we will also provide a one-year drywall inspection.  During the third quarter of 2007, the Company implemented a new limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty, on homes closed after the implementation date.  The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this new warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) limited warranty against major structural defects. To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home.  The Home Builder’s Limited Warranty provides coverage for construction defects and certain resultant damage caused by any construction defects. The warranty period varies by state in accordance with the statute of limitations for construction defects for each state.  We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home.  Our warranty expense was approximately 0.8%, 0.7% and 0.9% of total housing revenue for the years ended December 2007, 2006 and 2005, respectively.

Markets

Our operations are organized into ten homebuilding divisions within three regions to maximize operating efficiencies and use of local management.  Each of our divisions is managed by an area president with each region being managed by a region president.  Our current homebuilding operating structure is as follows:

		Year
		Operations
Region	Division	Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Florida	Tampa, Florida	1981
Florida	Orlando, Florida	1984
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Maryland and Virginia suburbs of Washington D.C.	1991

Columbus is the capital of Ohio, with federal, state and local governments providing significant employment.  Private industries including education, healthcare, and professional services have notably contributed to this market as well.  Single-family permits were approximately 4,400 in 2007, a decline of 23% from 2006’s permits of approximately 5,700.  Columbus is our home market, where we have had operations since 1976.

Cincinnati is characterized by an employment base highly concentrated in the service-producing industry; however, the area has experienced a decline in the manufacturing, construction, and retail sectors.  Although Cincinnati leads the state in economic growth, presently it is slow and remains below the national average.  Single-family permits were approximately 5,300 in 2007, a decline of 29% from 2006’s permits of nearly 7,500.

Indianapolis is a market noted for its diverse industry.  Significant industries include construction, leisure/hospitality, transportation/utilities and retail services.  Single-family permits were approximately 7,100 in 2007, a decline of 24% from 2006’s permits of nearly 9,300.

Chicago is the business center of the Midwest.  Growth in the Chicago area has been dependent on business, financial and transportation industries, along with tourism.  The area has recently experienced a decline in existing and new home sales.  Single-family permits were approximately 18,200 in 2007, a decline of 36% from 2006’s permits of approximately 28,600.

Tampa’s labor demand softened in 2007 resulting in an increase in unemployment.  The construction and financial industries, which had previously anchored the metro area, have experienced a decline in growth as the housing market weakens; however, commercial real estate markets have maintained a strong presence.  Single-family housing permits were approximately 8,100 in 2007 compared to approximately 18,300 in 2006, a decline of 56%.

Orlando’s housing market experienced a significant decline in 2007.  Commercial real estate remains strong in the metro area.  Predominant industries include tourism, high-tech and manufacturing.  The rise in unemployment, along with an imbalance in the housing market, has contributed to the decline of permits.  In 2007, single-family permits were approximately 11,800, a decline of 50% from 2006’s permits of approximately 23,500.

Charlotte is home to numerous firms in the banking industry, as well as a growing presence of corporate headquarters.  The demographics continue to support long-term growth, with strong in-migration and an educated workforce.  In 2007, housing activity decreased 25% with nearly 15,200 single-family permits compared to approximately 20,300 in 2006.

Raleigh is the capital of North Carolina, with state government, three major universities within the greater metro area, and pharmaceutical and biotech industries contributing to its employment base.  Single-family housing permits declined almost 10% in 2007 with nearly 16,600 single-family permits compared to approximately 18,300 in 2006.

Washington, D.C.’s major contributors to employment come from the construction, technology and government sectors.  Single-family housing permits were approximately 21,300 in 2007 compared to approximately 26,700 in 2006, a decline of 20%.  Our operations are located throughout the Maryland and Virginia suburbs of Washington, D.C.

Product Lines

On a regional basis, we offer homes ranging in base sales price from approximately $115,000 to $875,000, and ranging in square footage from approximately 1,100 to 5,700 square feet.  In addition to single-family detached homes, we also offer attached townhomes in most of our markets as well as condominiums in our Columbus, Orlando, and Washington, D.C. markets.  By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers.  It is our goal to sell more than one home to our buyers, and we have been successful in this pursuit.

In each of our home lines, upgrades and options are available to the homebuyer for an additional charge.  Major options include fireplaces, additional bathrooms and higher-quality flooring, cabinets and appliances.  The options are typically more numerous and significant on our more expensive homes, and typically options carry a higher margin than our standard selections.

Land Acquisition and Development

In 2007, our percent of land internally developed reduced to 85% compared to 90% in previous years.  This was, in part, due to the sale of our West Palm Beach assets as well as the Company’s focus to reduce our internally developed land position.  In the future, we plan to source the majority of our land through developed lot option contracts.  We continue to constantly evaluate our alternatives to satisfy the need for lots in the most cost effective manner.  We seek to limit our investment in undeveloped land and lots to the amount reasonably expected to be sold in the next three to six years.  Although we purchase land and engage in land development activities primarily for the purpose of furthering our homebuilding activities, we have, on a very select and limited basis, developed land with the intention of selling a portion of the lots to outside homebuilders in certain markets.

To limit the risk involved in land ownership, we acquire land primarily through the use of contingent purchase agreements.  These agreements require the approval of our corporate land committee and frequently condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria.  Only after this thorough evaluation has been completed do we make a commitment to purchase undeveloped land.

We periodically enter into limited liability company (“LLC”) arrangements with other entities to develop land.  At December 31, 2007, we had interests varying from 33% to 50% in each of nineteen LLCs.  Four of the LLCs are located in Tampa, Florida, one of the LLCs is located in Orlando, Florida and the remaining LLCs are located in Columbus, Ohio.  Three of the LLCs have obtained financing from a third party lender, and all of the remaining LLCs are equity financed by the Company and our partners in the LLCs.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements.  At December 31, 2007, $81.1 million of completion bonds and $27 million of letters of credit were outstanding for these purposes.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes.  At December 31, 2007, we had 4,781 developed lots and 614 lots under development in inventory.  We also owned raw land expected to be developed into approximately 5,614 lots.  In addition, at December 31, 2007, our interest in lots held by unconsolidated LLCs consisted of no unsold lots, 423 lots under development and raw land expected to be developed into 2,318 lots.

At December 31, 2007, we had purchase agreements to acquire 1,969 developed lots and raw land to be developed into approximately 454 lots for a total of 2,423 lots, with an aggregate current purchase price of approximately $133.9 million.  Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits.  We currently believe that our maximum exposure as of December 31, 2007 related to these agreements is equal to the amount of our outstanding deposits, which totaled $9.1 million, including cash deposits of $4.4 million, prepaid acquisition costs of $1.3 million, letters of credit of $1.9 million and corporate promissory notes of $1.5 million.  Further details relating to our land option agreements are included in Note 13 to our Consolidated Financial Statements.

The following table sets forth our land position in lots (including lots held in unconsolidated LLCs) at December 31, 2007:

	Lots Owned
	Finished	Lots Under	Undeveloped	Total Lots	Lots Under
Region	Lots	Development	Lots	Owned	Contract	Total
Midwest	2,028	192	4,182	6,402	565	6,967
Florida	1,660	633	3,011	5,304	540	5,844
Mid-Atlantic	1,093	212	739	2,044	1,318	3,362
Total	4,781	1,037	7,932	13,750	2,423	16,173

Financial Services

We provide mortgage financing services to purchasers of our homes through M/I Financial.  M/I Financial provides financing services in all of our housing markets except for Chicago.  During the year ended December 31, 2007, we captured 79% of the available business from purchasers of our homes, originating approximately $586.5 million of mortgage loans.  The mortgage loans originated by M/I Financial are generally sold to a third party within two weeks of originating the loan.

M/I Financial has been approved by the Department of Housing and Urban Development and the Veterans Administration to originate mortgages that are insured and/or guaranteed by these entities.  In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation and by the Federal National Mortgage Association as a seller and servicer of mortgages.

We also provide title services to purchasers of our homes through our wholly-owned subsidiaries, TransOhio Residential Title Agency, Ltd. and M/I Title Agency, Ltd, and our majority-owned subsidiary, Washington/Metro Residential Title Agency, LLC.  Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of our homes in all of our housing markets except Raleigh, Charlotte and Chicago.  We assume no underwriting risk associated with the title policies.  In addition, we collect commissions as a broker of property and casualty insurance policies through M/I Insurance Agency, LLC, a majority-owned subsidiary.  As a broker, the Company does not retain any risk associated with these insurance policies.

Corporate Operations

Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:

●	Establish strategy, goals and operating policies;
●	Ensure brand integrity and consistency across all local and regional communications;
●	Monitor and manage the performance of our operations;
●	Allocate capital resources;
●	Provide financing and perform all cash management functions for the Company, as well as maintain our relationship with lenders;
●	Maintain centralized information and communication systems; and
●	Maintain centralized financial reporting and internal audit functions.

Competition

In each of our markets, we compete with numerous national, regional and local homebuilders, some of which have greater financial, marketing, land acquisition and sales resources.  Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled subcontractors.  In addition, we also face competition with the existing home resale market.  We believe that we have a very strong competitive position in the markets in which we operate because of our commitment to quality and customer service and our dedication to building confidence in our product and our company. However, due to the current over-supply of housing inventory in many of the markets in which we operate, combined with significant discounting by certain homebuilding competitors, the housing markets in which we operate have become more competitive than in the past.

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

Employees

At February 29, 2008, we employed 690 people (including part-time employees), of which 538 were employed in homebuilding operations, 62 in financial services and 90 in management and administrative services.  No employees are represented by a collective bargaining agreement.

NYSE Certification

We submitted our 2006 Annual CEO Certification with the New York Stock Exchange on May 15, 2007.  The certification was not qualified in any respect.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  These filings are available to the public over the internet on the SEC’s website at www.sec.gov.  Our periodic reports and other information filed with the SEC may be inspected without charge and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

Our principal internet address is mihomes.com.  We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that are furnished or filed, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our website also includes printable versions of our Corporate Governance guidelines, our Code of Business Conduct and Ethics, and Charters for each of our Audit, Compensation and

Nominating and Corporate Governance Committees.  The contents of our website are not part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995):

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in this Risk Factors section.  Any forward-looking statement speaks only as of the date made.  We undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

Discussions of our business and operations included in this Annual Report on Form 10-K should be read in conjunction with the risk factors set forth below.  The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results.  Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect us.

Homebuilding Market and Economic Risks

The homebuilding industry is in the midst of a significant downturn. A continuing decline in demand for new homes coupled with an increase in the inventory of available new homes and alternatives to new homes could adversely affect our sales volume and pricing even more than has occurred to date.

The homebuilding industry is in the midst of a significant downturn.  As a result, we have experienced a significant decline in demand for newly built homes in almost all of our markets.  Homebuilders’ inventories of unsold new homes have increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home.  In addition, an oversupply of alternatives to new homes, such as rental properties and existing homes, has depressed prices and reduced margins.  This combination of lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them.  For example, in 2007 we experienced a significant decline in our sales results, significant reductions in our margins as a result of higher levels of sales incentives and price concessions, and a higher than normal cancellation rate.  We do not know how long demand and supply will remain out of balance in markets where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing, and interest rate levels.  During 2007, the mortgage lending industry experienced significant challenges.  As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans.  Fewer loan products and stricter loan qualification standards have made it more difficult for some borrowers to finance the purchase of our homes.  Although our finance company subsidiary offers mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers.

Unavailability of mortgage financing at acceptable rates reduces demand for the homes we build, including, in some instances, causing potential buyers to cancel contracts they have signed.

Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale.

During the period of high demand in the homebuilding industry prior to 2006, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages, that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages.  As a result, new homes became more affordable.  However, as monthly payments for these homes increase either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers could default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale.  Foreclosure sales and other distress sales may result in further declines in market prices for homes.  In an environment of declining prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future.  In addition, as lenders perceive deterioration in credit quality among homebuyers, lenders have been eliminating some of the available non-traditional and sub-prime financing products and increasing the qualifications needed for mortgages or adjusting their terms to address increased credit risk. In addition, tighter lending standards for mortgage products and volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing homes.  During 2007, approximately 6% of our closings were in the sub-prime category and approximately 10% were in the alternative category, with the majority of these sub-prime and alternative loans being brokered to third party mortgage companies.  We define sub-prime mortgages as conventional loans with a credit score below 620 or government loans with a credit score below 575, and we define alternative loans as loans that do not fit in the conforming categories due to a variety of reasons such as documentation, residency or occupancy.  In general, to the extent mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase our homes, which has an adverse affect on our sales volume.

Our land investment exposes us to significant risks, including potential impairment write-downs that could negatively impact our profits if the market value of our inventory declines.

We must anticipate demand for new homes several years prior to those homes being sold to homeowners.  There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases.  There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed.  The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions.  In addition, inventory carrying costs can be significant and fluctuations in value can result in reduced profits.  Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance.  As a result of softened market conditions in most of our markets, since 2006, we recorded a loss of $215.6 million for impairment of inventory and investments in unconsolidated LLCs and wrote-off $10.6 million relating to abandoned land transactions.  It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments.  Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment, which may result in additional valuation adjustments which could be significant and could negatively impact our financial results and condition.  We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

Operational Risks

If we are not able to obtain suitable financing, our business may be negatively impacted.

The homebuilding industry is capital intensive because of the length of time from when land or lots are acquired to when the related homes are constructed on those lots and delivered to homebuyers.  Our business and earnings depend on our ability to obtain financing to support our homebuilding operations and to provide the resources to carry inventory.  We may be required to seek additional capital, whether from sales of equity or debt or additional bank borrowings, to support our business.  Our ability to secure the needed capital at terms that are acceptable to us may be impacted by factors beyond our control.

Reduced numbers of home sales force us to absorb additional carrying costs.

We incur many costs even before we begin to build homes in a community.  These include costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes.  Reducing the rate at which we build homes extends the length of time it takes us to recover these additional costs.  Also, we frequently acquire options to purchase land and make deposits that will be forfeited if we do not exercise the options within specified periods.  Because of current market conditions, we have terminated a number of these options, resulting in significant forfeitures of deposits we made with regard to the options.

The terms of our indebtedness may restrict our ability to operate.

The Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”) and the indenture governing our senior notes impose restrictions on our operations and activities.  The most significant restrictions under the indenture governing our senior notes relate to debt incurrence, sales of assets, cash distributions and investments by us and certain of our subsidiaries.  In addition, our Credit Facility requires compliance with certain financial covenants, including a minimum adjusted consolidated tangible net worth requirement and a maximum permitted leverage ratio.

Under the interest coverage covenant contained in our Credit Facility, we are required to maintain a minimum ratio of earnings before interest, taxes, depreciation, amortization and non-cash charges (“EBITDA”) to interest incurred (as defined in the Credit Facility).  The minimum ratio of EBITDA to interest incurred on a rolling four quarter basis is as follows, subject to certain exceptions discussed below: (1) for the quarter ending March 31, 2008, a ratio of 1.25 to 1.0; (2) for the quarters ending June 30, 2008 through March 31, 2009, a ratio of 1.0 to 1.0; (3) for the quarters ending June 30, 2009 and September 30, 2009, a ratio of 1.25 to 1.0; and (4) for each of the quarters including and after December 31, 2009, a ratio of 1.5 to 1.0.  The Credit Facility permits this interest coverage ratio to be less than 1.0 to 1.0 for up to three quarters at any time during the term of the Credit Facility, provided that our leverage ratio is less than 1.0 to 1.0 at the end of such quarter.  In addition to the rolling four quarter interest coverage ratio, we are also required to maintain a minimum quarter interest coverage ratio of 1.0 to 1.0.  The Credit Facility permits this quarter interest coverage ratio to be less than 1.0 to 1.0 for a maximum of four consecutive quarters during the term of the Credit Facility.  In addition, under the Credit Facility, we are required to maintain a minimum tangible net worth.  At December, 31, 2007 our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $40 million.  Should economic conditions deteriorate further and significant impairments occur as a result, we may be unable to meet this covenant.

Based on our current estimates, we believe we will meet the interest coverage covenant and minimum net worth covenant through 2008 unless we are required to take significant additional impairment charges.  If recording significant impairment charges and/or deferred tax valuation allowances in the future causes us not to comply with the minimum net worth covenant under the Credit Facility, the lender would have the right to terminate the Credit Facility and cause any amounts we owe under the Credit Facility to become due immediately.  We monitor these and other covenant requirements closely.  We can provide no assurance that we will be successful in complying with all restrictions of our indebtedness or in obtaining waivers in the event of a covenant violation.

The indenture covering our senior notes contains various covenants, including limitations on additional indebtedness, affiliate transactions, sale of assets and a restriction on certain payments.  Payments for dividends and share repurchases are subject to a limitation, with increases in the limitation resulting from issuances of equity interests and quarterly net earnings, and decreases in the limitation resulting from quarterly net losses, with such increases and decreases being cumulative since the March 2005 issuance of the notes.  As of December 31, 2007, there was $98.5 million available for the payment of dividends or share repurchases under this covenant.

One unconsolidated entity in which we have investments may not be able to modify the terms of its loan agreement

In one of our joint ventures with financing we have not met certain obligations under the loan agreement which has resulted in the joint venture being in default.  The joint venture is redefining the business plan and continues to proceed in discussions with the lender.  Although we continue to have discussions with both our builder partner and lender, there can be no assurance that we will be able to successfully re-negotiate or extend, on terms we deem acceptable, the joint venture loan.  The loan is non-recourse to the Company.  If we are unsuccessful in these efforts, it may result in the write-off of our investment of $3.3 million.

We may be unable to obtain suitable financing and bonding for the development of our communities.

Our business depends upon our ability to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. We currently use our credit facility to provide some of the financing we need.  The willingness of lenders to make funds available to us has been affected both by factors relating to us as a borrower, and by a decrease in the willingness of banks and other lenders to lend to homebuilders generally. If we were unable to finance the development of our communities through our credit facility or other debt, or if we were unable to provide required surety bonds for our projects, our business operations and revenues could suffer a material adverse effect.

The credit facilities of our Financial Services segment will expire in 2008.

Our Financial Services segment has the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”) totaling $40.0 million, with an increase to $65.0 million during the period from December 15, 2007 to January 15, 2008.  This segment uses the MIF Credit Facility to finance its lending activities until the loans are delivered to third party buyers. The MIF Credit Facility will expire on April 25, 2008.  In the past, we have been able to obtain renewals of the MIF Credit Facility at the time of its maturity.  If we are unable to renew or replace the MIF Credit Facility when it matures in April 2008, it could seriously impede the activities of our Financial Services segment.

We may not be able to utilize all of our deferred tax assets.

We currently believe that we are likely to have sufficient taxable income in the future to realize the benefit of all our net deferred tax assets (consisting primarily of valuation adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as operating loss carryforwards from losses we incurred during fiscal 2007).  However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them.  If it became more likely than not that deferred tax assets would expire unused, we would have to increase our valuation allowance to reflect this fact, which could materially increase our income tax expense and adversely affect our results of operations and tangible net worth in the period in which it is recorded.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes.  Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process.  Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with Statement of Financial Accounting Standards  (“SFAS”) No. 109, “Accounting for Income Taxes,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision and other tax reserves.  As each audit is conducted, adjustments, if any, are appropriately recorded in our Consolidated Financial Statements in the period determined.  Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business.  We record warranty and other reserves for homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built.  We have, and require the majority of our subcontractors to have, general liability, workers’ compensation and other business insurance.  These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits.  We reserve for the costs to cover our self-insured retentions and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported.  Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors’ arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future.  For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits.  Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly.  We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions.  There can be no assurance that coverage will not be further restricted and may become even more costly or may not be available at rates that are acceptable to us.

Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for homes in affected areas.

Several of our markets, specifically our operations in Florida, North Carolina and Washington, D.C., are situated in geographical areas that are regularly impacted by severe storms, hurricanes and flooding.  In addition, our operations in the Midwest can be impacted by severe storms, including tornados.  The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations.

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

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment.  The particular environmental laws that apply to any given project vary greatly according to the project site and the present and former uses of the property.  These environmental laws may result in delays, cause us to incur substantial compliance costs (including substantial expenditures for pollution and water quality control), and prohibit or severely restrict development in certain environmentally sensitive regions.  Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments.

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

Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business.  See “ITEM 1. BUSINESS – Land Acquisition and Development.”

ITEM 3.  LEGAL PROCEEDINGS

We are involved in routine litigation incidential to our business.  Management does not believe any of this litigation is material to our business or our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
                AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.”  As of February 22, 2008, there were approximately 460 record holders of the Company’s common shares.  At that date, there were 17,626,123 common shares issued and 14,004,890 common shares outstanding.  The table below presents the highest and lowest sales prices for the Company’s common shares during each of the quarters presented:

2007	HIGH	LOW
First quarter	$ 38.25	$ 26.46
Second quarter	31.40	25.11
Third quarter	29.74	13.45
Fourth quarter	18.02	8.91

2006
First quarter	$ 49.44	$ 35.00
Second quarter	49.05	29.95
Third quarter	37.72	30.12
Fourth quarter	39.11	33.16

The highest and lowest sales prices for the Company’s common shares from January 1, 2008 through February 22, 2008 were $18.50 and $7.21, respectively.

The Company typically declares dividends on a quarterly basis, as approved by the Board of Directors.  Dividends paid to common shareholders totaled $1.4 million in each of the years ended December 31, 2007 and 2006.  On both November 14, 2007 and February 13, 2008, the Board of Directors approved a $0.025 per share cash dividend payable to shareholders of record of its common shares on January 2, 2008 and April 1, 2008, respectively, payable on January 17, 2008 and April 18, 2008, respectively.

The Company is required under its revolving credit facility to maintain a certain amount of tangible net worth, and as of December 31, 2007, had approximately $40.0 million available for payment of dividends.  Under the indenture covering our senior notes, payments for dividends and share repurchases are subject to a limitation, with increases in the limitation resulting from issuances of equity interests and quarterly net earnings and decreases in the limitation resulting from quarterly net losses, with such increases and decreases being cumulative since the March 2005 issuance of the notes.  As of December 31, 2007, there was $98.5 million available for the payment of dividends under this covenant.

Performance Graph

The following graph illustrates the Company’s performance in the form of cumulative total return to shareholders for the last five calendar years through December 31, 2007, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Index and the Standard & Poor’s 500 Homebuilding Index.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
M/I Homes, Inc.	100.00	140.85	199.22	147.14	138.70	38.37
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
S&P 500 Homebuilding Index	100.00	197.82	264.37	334.65	267.72	110.05

Share Repurchases

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the twelve month period ended December 31, 2007, the Company did not repurchase any shares.  As of December 31, 2007, the Company had approximately $6.7 million available to repurchase outstanding common shares from the November 2005 Board approval.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
October 1 to October 31, 2007	-	-	-	$6,715,000
November 1 to November 30, 2007	-	-	-	$6,715,000
December 1 to December 31, 2007	-	-	-	$6,715,000
Total	-	-	-	$6,715,000

(a)
As of February 22, 2008, the Company had purchased a total of 473,300 shares at an average price of $38.63 per share pursuant to the existing Board-approved $25 million repurchase program that was publicly announced on November 10, 2005, and had approximately $6.7 million remaining available for repurchase under the $25 million repurchase program, which expires on November 8, 2010.

ITEM 6.  SELECTED FINANCIAL DATA (a)

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated.  This table should be read together with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	2007	2006	2005	2004	2003

Income Statement (Year Ended December 31):

Revenue	$1,016,460	$1,274,145	$1,312,504	$1,132,002	$1,038,805

Gross margin (b)	$35,487	$247,719	$329,917	$286,602	$258,550

Net (loss) income from continuing operations (b)	$(92,480)	$29,297	$98,574	$73,516	$53,287

Discontinued operations, net of tax	$(35,646)	$9,578	$2,211	$18,018	$28,443

Net (loss) income	$(128,126)	$38,875	$100,785	$91,534	$81,730

Preferred dividends	$7,313	-	-	-	-

Net (loss) income to common shareholders (b)	$(135,439)	$38,875	$100,785	$91,534	$81,730

(Loss) earnings per share to common shareholders:
Basic: (b)
Continuing operations	$(7.14)	$2.10	$6.89	$5.21	$3.69
Discontinuing operations	$(2.55)	$0.68	$0.16	$1.28	$1.97
Total	$(9.69)	$2.78	$7.05	$6.49	$5.66

Diluted: (b)
Continuing operations	$(7.14)	$2.07	$6.78	$5.10	$3.59
Discontinuing operations	$(2.55)	$0.67	$0.15	$1.25	$1.92
Total	$(9.69)	$2.74	$6.93	$6.35	$5.51

Weighted average shares outstanding:
Basic	13,977	13,970	14,302	14,107	14,428
Diluted	13,977	14,168	14,539	14,407	14,825

Dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10

Balance Sheet (December 31):

Inventory	$797,329	$1,092,739	$984,279	$761,077	$576,000

Total assets	$1,117,645	$1,477,079	$1,329,678	$978,526	$746,872

Notes and mortgage notes payable	$162,103	$446,844	$313,165	$317,370	$129,614

Senior notes	$198,912	$198,656	$198,400	-	-

Subordinated notes	-	-	-	-	$50,000

Shareholders’ equity	$581,345	$617,052	$592,568	$487,611	$402,409

(a)
In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this market for all years presented have been reclassified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(b)
2007 and 2006 includes the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs, reducing gross margin by $148.4 million and $67.2 million for the years ended December 31, 2007 and 2006, respectively.  Those charges, along with the write-off of land deposits, intangibles and pre-acquisition costs, reduced net (loss) income from continuing operations by $96.9 million and $46.7 million and (loss) earnings per diluted share by $6.71 and $3.29 for the years ended December 31, 2007 and 2006, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 71,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In 2006, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

●	Information Relating to Forward-Looking Statements;
●	Our Application of Critical Accounting Estimates and Policies;
●	Our Results of Operations;
●	Discussion of Our Liquidity and Capital Resources;
●	Summary of Our Contractual Obligations;
●	Discussion of Our Utilization of Off-Balance Sheet Arrangements; and
●	Impact of Interest Rates and Inflation.

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in the “Risk Factors” section of this Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date made.  Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  Listed below are those estimates that we believe are critical to our financial condition and results of operations and require the use of complex judgment in their application.

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, and an adequate initial and continuing investment by the homebuyer is received, in accordance with

Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), or when the loan has been sold to a third party investor.  Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing.

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

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized interest, real estate taxes, indirect costs, and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of Revenue in the Company’s Consolidated Statements of Operations.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors.  We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party investors in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans” (“SFAS 91”).  The revenue recognized is reduced by the fair value of the related guarantee provided to the investor.  The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee.  Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two weeks of origination.  We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed.  All of the underwriting risk associated with title insurance policies is transferred to third party insurers.

Inventories.  We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development, and home construction.  Inventories are recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

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

Operating communities.  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the community.  The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction and selling costs of the community; overall market supply and demand; the local market and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.

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

Land held for sale.  Land held for sale includes land that meets all of the following six criteria defined in SFAS 144:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  In performing impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.  If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

For all of the above categories, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain. Local market-specific factors that may impact our project assumptions include:

•	historical project results such as average sales price and sales rates, if closings have occurred in the project;
•	competitors’ local market and/or community presence and their competitive actions;
•	project-specific attributes such as location desirability and uniqueness of product offering;
•	potential for alternative product offerings to respond to local market conditions; and
•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates could materially impact future cash flow and fair value estimates.  Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful.

As of December 31, 2007, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These gradual increases begin in either 2009 or 2010, depending on the market.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of December 31, 2007, we utilized discount rates ranging from 12% to 15% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream.  For example, construction in progress inventory which is closer to completion will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

Our quarterly assessments reflect management’s estimates.  However, if homebuilding market conditions and our operating results change, or if the current challenging market conditions continue for an extended period, future results could differ materially from management’s judgments and estimates.

Consolidated Inventory Not Owned.  We enter into land option agreements in the ordinary course of business in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we typically provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at pre-determined prices.  If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity.  Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, the expected timing of our purchase of the land, and assumptions about projected cash flows.  We consider our accounting policies with respect to determining whether we are the primary beneficiary to be critical accounting policies due to the judgment required.

We also periodically enter into lot option arrangements with third-parties to whom we have sold our raw land inventory.  We evaluate these transactions in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” to determine if we should record an asset and liability at the time we sell the land and enter into the lot option contract.

Investment in Unconsolidated Limited Liability Companies.  We invest in entities that acquire and develop land for distribution to us in connection with our homebuilding operations.  In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities because they have sufficient equity to finance their operations.  We must use our judgment to determine if we have substantive control over these entities.  If we were to determine that we have substantive control over an entity, we would be required to consolidate the entity.  Factors considered in determining whether we have substantive control or exercise significant influence over an entity include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement.  In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the variable interest entity.  We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control or exercise significant influenceover an entity to be critical accounting policies due to the judgment required.  Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distribution of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of December 31, 2007, the Company used a discount rate of 15% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventories above for operating communities.  If such model results in positive value versus carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

●	Home Builder's Limited Warranty - new warranty program which became effective for homes closed starting with the third quarter of 2007;
●	30-year transferable structural warranty- effective for homes closed after April 25, 1998;
●	two-year limited warranty program - effective prior to the implementationo f the Home Builder's Limited Warranty; and
●	20-year transferable structural warranty - effective for homes closed between September 1, 1989 and April 24, 1998.

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

Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty accrual balance at the end of each quarter.  Actual future warranty costs could differ from our current estimated amount.

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2007, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $18.25 million in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $3.8 million, $7.0 million and $6.4 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2007, 2006 and 2005.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation.  We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, and the expected term of the option.  In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives.  In determining fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  That value includes the price that the loan is expected to be sold for along with the value of excess servicing.  Neither servicing release premiums nor net normal servicing cash flows are included in determining the value.  This determines the initial fair value, which is indexed to zero at inception.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  In accordance with SFAS 133 and related Derivatives Implementation Group conclusions, gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments are designated as fair value hedges of the mortgage loans held for sale, and both the delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

Income Taxes—Valuation Allowance.  In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

●	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);
●	taxable income in prior carryback years;
●	tax planning strategies; and
●	future taxable income exclusive of reversing temporary differences and carryforwards.

Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. Examples of positive evidence may include:

●
a strong earnings history exclusive of the loss that created the deductible temporary differences, coupled with evidence indicating that the loss is the result of an aberration rather than a continuing condition;

●	an excess of appreciated asset value over the tax basis of a company's net assets in an amount sufficient to realize the deferred tax asset; and
●	existing backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

●	the existence of "cumulative losses" (defined as a pre-tax cumulative loss for the business cycle - in our case four years);
●	an expectation of being in a cumulative loss position in a future reporting period;
●	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;
●	a history of operating loss or tax credit carryforwads expiring unused; and
●	unsettled circumstances that, if unfavorable resolved, would adversely affect future operations and profit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At December 31, 2007, after considering a number of factors, most notably our strong earnings history, we did not establish a valuation allowance except for $250,000 related to the phase out of income taxes in the state of Ohio.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  For example, the valuation allowance could change significantly if the $67.9 million of net deferred tax assets remaining at December 31, 2007 is not realized during fiscal 2008 through federal or state carryback or reversals of existing taxable temporary differences.  This could occur if actual levels of home closings and/or land sales during 2008 are less than currently projected.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

●	additional inventory impairments;
●	additional pre-tax operating losses; or
●	the utlization of tax planning strategies that could accelerate the realization of certain deferred tax assets.

Because a valuation allowance can be impacted by any one or a combination of the foregoing factors, we do not believe it is possible to develop a meaningful sensitivity analysis associated with potential adjustments to the valuation allowance on our deferred tax assets. Additionally, due to the considerable estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances in future reporting periods, it is reasonably possible that we will be required to either increase or decrease our valuation allowance in future reporting periods.

Income Taxes—FIN 48.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within (Benefit) Provision for Income Taxes in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our ten individual homebuilding operating segments and the results of the financial services operation; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131.

Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida (2)	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana		Charlotte, North Carolina
Chicago, Illinois (1)		Raleigh, North Carolina

(1) The Company announced its entry into the Chicago market during the second quarter of 2007, and has not purchased any land or sold or closed any homes in this market as of December 31, 2007.

(2)  In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this segment for all years presented have been reclassified as discontinued operations in accordance with SFAS 144 are not included in this segment.

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

Highlights and Trends for the Year Ended December 31, 2007

Overview

The housing market continued to deteriorate throughout 2007. Consumer confidence in housing declined, while the mortgage market began to experience a severe tightening, reducing financing availability, which in turn exacerbated  existing conditions, lowering demand and new contracts.  The overall market became more and more competitive as the year progressed, and we experienced a great deal of downward pricing through the use of incentives, price reductions and incentivized brokerage fees.  Excess inventory of new and existing homes and weakening demand continue to impact us in virtually all of our markets.  All of these factors have led to further price competition and margin compression in all of our markets. As a result of these conditions, we incurred impairment charges related to both inventory and investments on continuing operations of $148.4 million.  These charges by region were as follows: Midwest - $8.1 million, Florida - $86.5 million and Mid-Atlantic - $53.8 million.  We also incurred an additional $58.9 million of inventory impairments in West Palm Beach, Florida, a market we exited in December 2007 and are treating as a discontinued operation for all periods presented in accordance with generally accepted accounting principles.   In addition to these impairment charges, we wrote off $3.6 million related to abandoned land transactions and $5.2 million of intangible assets, and incurred $5.4 million of severance costs.  However, in the midst of these unprecedented industry conditions, we believe we have made progress on a number of fronts during the year to better position us for the future:

●
We reduced our owned inventory position by 30%, generating cash from land sales of $83 million and net cash from operations of $119 million.  As a result of our land sales, we were able to monetize the loss on sale using carry backs for federal income tax purposes and received a $50 million tax refund in the first quarter of 2008.

●	We completed a $100 million preferred share offering in 2007’s first quarter, which we believe improves our overall capital structure.

●
As a result of the first two actions, our homebuilding net debt to capital ratio now stands at 33% versus 44% a year ago.  We plan to further reduce our inventory of owned lots with additional land sales, and limit land and lot purchases and land development spending.  We expect to generate positive cash flow during 2008 and completely pay off the debt under our homebuilding credit facility by the end of 2008.  The remaining $200 million aggregate principal amount of our senior notes is not due until 2012.

●	We reduced, and continue to reduce overhead, in an effort to be "right-sized" for anticipated lower volume levels. While it has been challenging to stay ahead of rapidly adjusting market conditions and resulting revenue reductions, we have reduced our workforce to date by over 40% from our peak in early 2006.

Key Financial Results

●
For the year ended December 31, 2007, total revenue decreased $257.7 million (20%) from 2006 due to a decrease in housing revenue from $1.2 billion to $939.5 million.  The decrease in housing revenue was due to a 19% decrease in homes delivered to 3,173 in 2007 from 3,901 in 2006 and a decrease in the average sales price of homes delivered of 4%, from $308,000 in 2006 to $296,000 in 2007.  Revenue from the sale of land to outside parties increased $9.5 million (19%) from $48.9 million in 2006 to $58.3 million in 2007.  Our financial services revenue decreased 30% from $27.1 million in 2006 to $19.1 million in 2007 due to a 14% decrease in loan originations, from 2,729 in 2006 to 2,340 in 2007.  We currently estimate 2008 homes delivered to be approximately 2,500, with regional breakdown of 50% in the Midwest, 20% in Florida and 30% in the Mid-Atlantic region.

●
For the years ended December 31, 2007 and 2006, our gross margin percentages were 3.5% and 19.4%, respectively.  Excluding impairment charges referred to above and 2006 impairment charges, our gross margin percentages for 2007 and 2006 were 18.1% and 24.7%, respectively. Gross margin percentage excluding impairment charges is a non-GAAP financial measure disclosed by certain of our competitors and has been presented by us because we find it useful in evaluating our operating performance and believe that it helps readers of our financial statements compare our operations with those of our competitors.

●
Income before taxes decreased $196.2 million, from income of $45.3 million in 2006 to a loss of ($150.9) million in 2007.  The decrease was driven by the $148.4 million of charges relating to the impairment of inventory and investments in unconsolidated LLCs in certain of our markets.  Partially offsetting the decrease in income before taxes was the decrease in general and administrative expenses of $5.2 million largely driven by a reduction of payroll due to reduced headcount, and a decrease in selling expenses of $10.3 million due to a reduction in variable selling expenses (sales commissions and realtor commissions) and advertising expenses as a result of volume declines.

●
New contracts for 2007 were down 12%, from 2,800 in 2006 to 2,452 in 2007.  As a result of deteriorating market conditions, all of our regions experienced reduced traffic levels, weaker demand, an over-supply of inventory and significant competitor discounting.  Despite the current conditions, we saw a decrease in our cancellation rate, which was 32.7% for the year ended December 31, 2007 compared to 36.8% for the same period in 2006.  As a result of the continued softened market conditions and oversupply of inventory, we experienced an 18% decrease in new contracts in our Florida region and a 21% decline in new contracts in our Midwest region.  Our Mid-Atlantic region new contracts increased 12% due primarily to sales results in our Raleigh and Washington, D.C. markets.

●
As a result of lower refinance volume for outside lenders and increased competition, during 2008 we expect to experience continued pressure on our mortgage company’s capture rate, which was approximately 79% during 2007 and 80% during 2006.  This could continue to negatively impact earnings.

●
As discussed above, we are experiencing changes in market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the year ended December 31, 2007, we recorded $148.4 million of charges relating to the impairment of inventory and investment in unconsolidated LLCs and $58.9 million of inventory impairment on our discontinued operation.  We generally believe that we will see a gradual improvement in market conditions beginning in 2009.    During 2008, we will continue to update our evaluation of the value of our inventories and investments for impairment, and could be required to record additional impairment charges, which would negatively impact earnings, should market conditions deteriorate further or results differ from management’s assumptions.

●
Our effective income tax rate for 2007 was 38.7%, compared to 35.3% for 2006.  The increase in the effective rate is primarily due to the impact of losing the Section 199 deduction taken in previous years that is now disallowed as a result of our loss position and our carryback to those years.  Refer to Note 19 to our  Consolidated Financial Statements for further information regarding our income taxes.

	Year Ended December 31,
(In thousands)	2007	2006	2005
Revenue:
Midwest homebuilding	$358,441	$493,156	$650,689
Florida homebuilding	312,930	496,998	347,372
Mid-Atlantic homebuilding	326,451	260,059	286,926
Other homebuilding – unallocated (a)	(424)	647	6,622
Financial services	19,062	27,125	28,635
Intercompany eliminations	-	(3,840)	(7,740)
Total revenue	$1,016,460	$1,274,145	$1,312,504

Operating income (loss):
Midwest homebuilding (b)	$(10,377)	$897	$74,652
Florida homebuilding (b)	(63,117)	100,390	58,337
Mid-Atlantic homebuilding (b)	(43,547)	(21,955)	46,601
Other homebuilding – unallocated (a)	386	156	1,234
Financial services	8,517	15,816	18,420
Less: Corporate selling, general and administrative expense (c)	(27,395)	(34,191)	(27,804)
Total operating (loss) income	$(135,533)	$61,113	$171,440

Interest expense:
Midwest homebuilding	$4,788	$6,408	$6,793
Florida homebuilding	5,877	4,609	2,637
Mid-Atlantic homebuilding	3,815	4,384	3,754
Financial services	636	406	371
Corporate	227	-	-
Total interest expense	$15,343	$15,807	$13,555

(Loss) income from continuing operations before income taxes	$(150,876)	$45,306	$157,885

Assets:
Midwest homebuilding	$356,958	$432,572	$467,824
Florida homebuilding	252,324	426,806	310,619
Mid-Atlantic homebuilding	276,895	349,929	299,789
Financial services	59,658	61,145	77,111
Corporate	157,212	110,661	79,732
Assets of discontinued operation	14,598	95,966	94,603
Total assets	$1,117,645	$1,477,079	$1,329,678

Investment in unconsolidated LLCs:
Midwest homebuilding	$15,705	$17,570	$20,160
Florida homebuilding	24,638	32,078	29,750
Mid-Atlantic homebuilding	-	-	-
Financial services	-	-	19
Total investment in unconsolidated LLCs	$40,343	$49,648	$49,929

Depreciation and amortization:
Midwest homebuilding	$543	$182	$148
Florida homebuilding	1,603	1,689	834
Mid-Atlantic homebuilding	849	244	46
Financial services	498	383	88
Corporate	4,495	4,229	3,381
Total depreciation and amortization	$7,988	$6,727	$4,497

(a) Other homebuilding – unallocated consists of the net impact in the period due to timing of homes delivered with low down-payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party.  In accordance with SFAS 66 and SFAS 140, recognition of such revenue must be deferred until the related loan is sold to a third party.

(b) The years ending December 31, 2007 and 2006 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $152.0 million and $74.2 million, respectively.  These charges reduced operating income by $8.8 million and $25.0 million in the Midwest region, $88.3 million and $7.3 million in the Florida region, and $54.9 million and $41.9 million in the Mid-Atlantic region, respectively.

(c) The years ending December 31, 2007 and 2006 include the impact of severance charges of $5.4 million and $7.0 million, respectively.  The Company did not have any severance charges in 2005.  The year ended December 31, 2007 also includes the write-off of $5.2 million of intangibles.

Seasonality and Variability in Quarterly Results

We have experienced, and expect to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels.  In general, homes delivered increase substantially in the third and fourth quarters.

We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions.  We also have experienced, and expect to continue to experience, seasonality in our financial services operations, because loan originations correspond with the delivery of homes in our homebuilding operations.  The following table reflects this cycle for the Company during the four quarters of 2007 and 2006:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
(Dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$340,460	$232,983	$226,448	$216,569
Unit data:
New contracts	293	546	682	931
Homes delivered	984	765	738	686
Backlog at end of period	712	1,403	1,622	1,678

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
(Dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$442,979	$296,414	$305,966	$228,786
Unit data:
New contracts	381	575	747	1,097
Homes delivered	1,275	903	970	753
Backlog at end of period	1,433	2,327	2,655	2,878

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Reportable Segments
	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Midwest Region
Homes delivered	1,436	1,821	2,388
Average sales price per home delivered	$247	$265	$268
Revenue homes	$354,000	$481,773	$639,820
Revenue third party land sales	$4,441	$11,383	$10,869
Operating (loss) income homes (a)	$(10,665)	$2,574	$72,591
Operating income (loss) land (a)	$288	$(1,677)	$2,061
Interest expense	$4,788	$6,408	$6,793
Depreciation and amortization	$543	$182	$148
Assets	$356,958	$432,572	$467,824
Investment in unconsolidated LLCs	$15,705	$17,570	$20,160
New contracts, net	1,195	1,513	2,018
Backlog at end of period	391	632	940
Average sales price of homes in backlog	$273	$274	$288
Aggregate sales value of homes in backlog	$107,000	$173,000	$271,000
Number of active communities	76	83	86

Florida Region
Homes delivered	877	1,389	1,166
Average sales price per home delivered	$313	$333	$283
Revenue homes	$274,297	$462,316	$329,650
Revenue third party land sales	$38,633	$34,682	$17,722
Operating (loss) income homes (a)	$(28,071)	$89,614	$55,866
Operating (loss) income land (a)	$(35,046)	$10,776	$2,471
Interest expense	$5,877	$4,609	$2,637
Depreciation and amortization	$1,603	$1,689	$834
Assets	$252,324	$426,806	$310,619
Investment in unconsolidated LLCs	$24,638	$32,078	$29,750
New contracts, net	505	615	1,392
Backlog at end of period	121	493	1,267
Average sales price of homes in backlog	$292	$371	$334
Aggregate sales value of homes in backlog	$35,000	$183,000	$423,000
Number of active communities	34	41	28

Mid-Atlantic Region
Homes delivered	860	691	642
Average sales price per home delivered	$362	$372	$424
Revenue homes	$311,195	$257,244	$272,191
Revenue third party land sales	$15,256	$2,815	$14,735
Operating (loss) income homes (a)	$(31,264)	$(21,958)	$43,848
Operating (loss) income land (a)	$(12,283)	$3	$2,753
Interest expense	$3,815	$4,384	$3,754
Depreciation and amortization	$849	$244	$46
Assets	$276,895	$349,929	$299,789
Investment in unconsolidated LLCs	$-	$-	-
New contracts, net	752	672	687
Backlog at end of period	200	308	327
Average sales price of homes in backlog	$388	$415	$431
Aggregate sales value of homes in backlog	$78,000	$128,000	$141,000
Number of active communities	36	34	32

Total Homebuilding Regions
Homes delivered	3,173	3,901	4,196
Average sales price per home delivered	$296	$308	$296
Revenue homes	$939,492	$1,201,333	$1,241,661
Revenue third party land sales	$58,330	$48,880	$43,326
Operating (loss) income homes (a)	$(70,000)	$70,230	$172,305
Operating (loss) income land (a)	$(47,041)	$9,102	$7,285
Interest expense	$14,480	$15,401	$13,184
Depreciation and amortization	$2,995	$2,115	$1,028
Assets	$886,177	$1,209,307	$1,078,232
Investment in unconsolidated LLCs	$40,343	$49,648	$49,910
New contracts, net	2,452	2,800	4,097
Backlog at end of period	712	1,433	2.534
Average sales price of homes in backlog	$308	$338	$330
Aggregate sales value of homes in backlog	$220,000	$484,000	$835,000
Number of active communities	146	158	146

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005

Financial Services
Number of loans originated	2,340	2,729	2,959
Value of loans originated	$586,520	$666,863	$666,684
Revenue	$19,062	$27,125	$28,635
General and administrative expenses	$10,545	$11,309	$10,215
Interest expense	$636	$406	$371
Income before income taxes	$7,881	$15,410	$18,049

(a) Amount includes impairment charges for 2007 and 2006 as follows:

	December 31,
	2007	2006
Midwest:
Homes	$8,803	$23,099
Land	-	1,921

Florida:
Homes	78,392	7,249
Land	9,878	-

Mid-Atlantic:
Homes	54,574	41,906
Land	342	-

Total
Homes	$141,769	$72,254
Land	$10,220	$1,921

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Midwest Region.  For the year ended December 31, 2007, Midwest homebuilding revenue was $358.4 million, a 27% decrease compared to 2006’s homebuilding revenue of $493.2 million.  The revenue decrease was primarily due to the 21% decrease in the number of homes delivered.  For the year ended December 31, 2007, the Midwest region had an operating loss of $10.4 million (3% of revenue) compared to income of $0.9 million (0.2% of revenue) in 2006.  The $11.3 million decrease in operating income was the result of fewer homes delivered and a reduction in profit due to sales incentives offered to customers.  In addition, the decrease in operating income was due to an $8.8 million charge relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of certain land and lot deposits and pre-acquisition costs in our Midwest region.  For 2007, the Midwest region’s new contracts declined 21% compared to 2006 due to softness in market conditions in the Midwest.  Year end backlog declined 38% in units and 38% in total sales value, with an average sales price in backlog of $273,000 at December 31, 2007 compared to $274,000 at December 31, 2006.  Market conditions in the Midwest are very challenging, and we anticipate these challenging conditions will continue throughout 2008.

Florida Region. For the year ended December 31, 2007, Florida homebuilding revenue decreased from $497.0 million in 2006 to $312.9 million in 2007, a decrease of 37%.  The decrease in revenue is primarily due to a 37% decrease in the number of homes delivered in 2007 compared to 2006, along with a decrease in the average sales price, from $333,000 in 2006 to $313,000 in 2007.  There was an increase of $3.9 million in revenue from the sale of land to third parties, from $34.7 million in 2006 to $38.6 million in 2007.  Operating income decreased $163.5 million, from $100.4 million of income in 2006 to a loss of $63.1 million for the year ended December 31, 2007, with 2007 including an $88.3 million charge relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of certain land and lot deposits and pre-acquisition costs in our Florida region.  For 2007, our Florida region’s new contracts decreased 18%, from 615 in 2006 to 505 in 2007, primarily due to the current oversupply of inventory driven by many investors exiting the market and the resulting impact on consumer confidence.  Management anticipates even more challenging conditions in our Florida markets in 2008 based on the decrease in backlog units from 493 at the end of 2006 compared to 121 at the end of 2007, and a decrease in the average sales price of the homes in backlog from $371,000 at December 31, 2006 to $292,000 at December 31, 2007.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased $66.4 million (26%) for the year ended December 31, 2007 compared to the same period in 2006, where revenue increased from $260.1 million to $326.5 million.  Driving this increase was an increase in homes delivered of 24%, from 691 in 2006 to 860 in 2007.  Revenue from the sale of land to outside parties increased $12.4 million, also contributing to the increase in homebuilding revenue.  Partially offsetting the increase was a decrease in the average sales price of homes delivered from $372,000 in 2006 to $362,000 in 2007.  The decrease in the average sales price of home delivered primarily relates to the sales discounts being offered in our Washington, D.C. market, which has lowered the average sales price of our homes in that market.  Our Mid-Atlantic region had an operating loss of $43.6 million for the year ended December 31, 2007 compared to an operating loss of $22.0 million for the year ended December 31, 2006.  This decrease in operating income was primarily due to a $54.9 million charge relating to the impairment of inventory and the write-off of certain land and lot deposits and pre-acquisition costs in our Mid-Atlantic region.  New contracts increased 12% to 752 for the year ended December 31, 2007, while year end backlog units decreased 35% to 200 for that same period.

Financial Services.  For the year ended December 31, 2007, revenue from our mortgage and title operations decreased $8.1 million (30%), from $27.1 million in 2006 to $19.1 million in 2007, due to a 14% decrease in loan originations from 2,729 in 2006 to 2,340 in 2007.  The total value of loans originated also decreased from $666.9 million in 2006 to $586.5 million in 2007.  At December 31, 2007, M/I Financial had mortgage operations in all of our markets except for Chicago.  Approximately 79% of our homes delivered during 2007 that were financed were through M/I Financial, compared to 80% in 2006.  General and administrative expenses decreased $0.8 million due to a decrease in payroll and incentive-related costs due to headcount reductions in response to the current market conditions.

Corporate Selling, General and Administrative Expense.  Corporate general and administrative expenses decreased $6.4 million (20%), from $32.8 million in 2006 to $26.4 million in 2007, due to a decrease of $6.6 million in payroll and profit-based incentive compensation as a result of the decline in our overall operating results when compared to 2006.  Corporate selling expense decreased $0.5 million from 2006 due to a decrease in training expenses of $0.5 million in 2007.

Interest.  Interest expense decreased $0.5 million (3%) from $15.8 million for the year ended December 31, 2006 to $15.3 million for the year ended December 31, 2007.  The primary reason for this decrease was the $7.3 million decrease in interest incurred due to a decrease in our weighted average borrowings of $129.1 million in 2007 when compared to 2006.  This decrease was almost entirely offset by a $6.8 million decrease in the amount of interest capitalized due to a decrease in housing construction and land development activities and an increase in our weighted average borrowing rate from 7.25% in 2006 to 7.58% in 2007.

Income Taxes.  The Company’s effective tax rate for 2007 was 38.7% compared to the effective tax rate for 2006 of 35.3% as discussed above under “Highlights and Trends for the Year Ended December 31, 2007” and in Note 19 to our Consolidated Financial Statements.  In addition, the Company has an income tax receivable of $53.7 million due primarily to the net operating loss carrybacks for federal income taxes that should be received in the first quarter of 2008.

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

Florida Region. For the year ended December 31, 2006, Florida homebuilding revenue increased to $497.0 million, an increase of 43% compared to the same period in 2005.  The increase in revenue was primarily due to a 19% increase in the number of homes delivered in 2006 compared to 2005, along with an increase in the average sales price, from $283,000 in 2005 to $333,000 in 2006.  There was also an increase of $17.0 million in revenue from the sale of land to third parties.  Operating income increased $42.1 million, from $58.3 million in 2005 to $100.4 million for the year ended December 31, 2006, with 2006 including an $7.2 million charge relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of certain land and lot deposits and pre-acquisition costs in our Florida region.  For 2006, our Florida region new contracts decreased 56%, from 1,392 in 2005 to 615 in 2006, primarily due to the oversupply of inventory driven by many investors exiting the market and the resulting impact on consumer confidence.  While the number of backlog units decreased, the average sales price of the homes in backlog increased from $334,000 at December 31, 2005 to $371,000 at December 31, 2006.

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

Corporate Selling, General and Administrative Expense.  Corporate general and administrative expenses increased $5.8 million (21%), from $27.0 million in 2005 to $32.8 million in 2006, primarily due to $7.0 million of severance and separation costs related to workforce reductions, $0.5 million increase in depreciation expense and $3.1 million for equity compensation not subject to expensing in 2005.  Offsetting the above increases were decreases of $7.0 million for annual incentive compensation and $0.8 million for profit sharing, primarily due to lower Company results in 2006 than 2005.  Corporate selling expenses increased $0.6 million in 2006 compared to 2005 due primarily to an increase of $0.5 million in training costs.

Interest.  Interest expense for the Company increased $2.2 million (17%) from $13.6 million for the year ended December 31, 2005 to $15.8 million for the year ended December 31, 2006.  The primary reason for this increase was a $17.3 million increase in interest incurred due to the increase of $184.0 million in weighted average borrowings in 2006 compared to 2005, along with the increase of our weighted average borrowing rate from 6.19% in 2005 to 7.25% in 2006.  These increases were partially offset by a $15.1 million increase in the amount of interest capitalized in 2006 compared to 2005, due to an increase in housing construction and land development activities.

Income Taxes.  The Company’s effective tax rate for 2006 was 35.3% compared to the effective tax rate for 2005 of 37.6%.  The reduction in rate reflects differences in the location of state taxable income, clarification of the amount of manufacturing credit available under the American Job Creation Act of 2004, and the change in the State of Ohio income tax from one that is income based to one that is based on gross receipts, the recording of which is classified as general and administrative expense.  In addition, deferred income tax expense (benefit) also decreased $28.8 million from $0.6 million in 2005 to ($28.2) million in 2006, with this large change in deferred income taxes resulting primarily from the charge for impairment of inventory and investment in unconsolidated LLCs that is not deductible for tax purposes until the related inventory is sold.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

During the year ended December 31, 2007, we generated $202.2 million of cash from our operating activities, as compared to using $104.0 million of cash in such activities during 2006.  The net cash generated during 2007 was primarily a result of the $180.5 million net conversion of inventory into cash as a result of home closings as well as land sales, which generated $83 million of cash during 2007 versus $43 million in 2006, partially offset by $22.9 million of land purchases and approximately $100 million of land development costs.  Also contributing to cash provided by operating activities was a $37.7 million decrease in cash held in escrow resulting from fewer escrowed closings at the end of 2007 when compared to the end of 2006.

The principal reason for the generation of cash from operations during 2007 compared to our use of cash during 2006 was our defensive strategy to reduce our land purchases to better match our forecasted number of home sales driven by challenging market conditions.  We are actively trying to reduce our inventory levels further and maintain positive cash flow throughout 2008.

Investing Cash Flow Activities

For the year ended December 31, 2007, we used $13.9 million of cash through our investing activities for additional investments in certain of our unconsolidated LLCs and the purchase of property and equipment compared to $21.8 million in 2006.

Financing Cash Flow Activities

For the year ended December 31, 2007, we used $198.4 million of cash in our financing activities.  As discussed in greater detail below under the caption “Financing Cash Flow Activities – Preferred Shares,” in the first quarter of 2007, we issued 4,000 preferred shares, generating net cash proceeds of $96.3 million.  The proceeds from the issuance of these preferred shares, along with cash generated from operations during 2007, were used to repay $284.5 million under our revolving credit facilities.  During 2007, we paid a total of $8.7 million in dividends, which includes $7.3 million in dividends paid on the preferred shares.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, and other Company plans.  We fund these operations with cash flows from operating activities, borrowings under our bank credit facilities, which are primarily unsecured, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary.  As we utilize our capital resources and liquidity to fund our operations, we constantly focus on the impact on our balance sheet.  We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  During 2007, we purchased $22.9 million of land and lots.  We have entered into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $9.1 million as of December 31, 2007 as consideration for the right to purchase land and lots in the future, including the right to purchase $133.9 million of land and lots during the years 2008 through 2018.  We evaluate our future land purchases on an ongoing basis, taking into consideration current and projected market conditions, and negotiate terms with sellers, as necessary, based on market conditions and our existing land supply by market.  Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate and extend beyond our expectations.  Please refer to our discussion of Forward-Looking Statements on page 20 and Risk Factors beginning on page 11 of this Annual Report on Form 10-K for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of December 31, 2007:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding (a)	10/6/2010	$115,000	$169,512
Note payable bank – financial services	4/25/2008	$ 40,400	$ 14,972
Senior notes	4/1/2012	$200,000	$ -
Universal shelf registration (b)	-	$ -	$ 50,000

(a) As of December 31, 2007, the Credit Facility (as defined below) also provides for an additional $500 million of borrowing through the accordion feature upon request by the Company and approval by the applicable lenders party to the Credit Facility.

(b) This shelf registration should allow us to expediently access capital markets in the future.  The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks – Homebuilding.  At December 31, 2007, the Company’s homebuilding operations had borrowings totaling $115.0 million, financial letters of credit totaling $20.1 million and performance letters of credit totaling $25.1 million outstanding under the Second Amended and Restated Credit Facility dated October 6, 2006 (the “Credit Facility”).  The Credit Facility provides for a maximum borrowing amount of $500 million. Under the terms of the Credit Facility, the $500 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the MIF Credit Facility (as defined below)).  On August 28, 2007, we entered into the First Amendment (the “First Amendment”) to the Credit Facility.  Among other things, the First Amendment amended the Credit Facility by:  (1) reducing the Aggregate Commitment (as defined therein) from $650 million to $500 million; (2) incrementally reducing the required ratio of the Company’s consolidated EBITDA (as defined therein) to consolidated interest incurred (the “Interest Coverage Ratio” or “ICR”) beginning with the quarter ending December 31, 2007 and continuing through the quarter ending March 31, 2009, and then slightly increasing the ICR thereafter; (3) reducing the maximum permitted ratio of indebtedness to consolidated tangible net worth (the “Leverage Ratio”) if the ICR is less than 2.00 to 1.00, with the amount of the decrease dependent on the amount by which the ICR is below 2.00 to 1.00; (4) increasing certain pricing provisions when the ICR is less than 2.00 to 1.00; (5) providing that the value of speculative homes in the borrowing base shall not exceed $125 million; and (6) increasing the permitted percentage of speculative homes relative to total home closings.

As of December 31, 2007, borrowing availability was $169.5 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 237.5 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points.

The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of December 31, 2007, had approximately $40.0 million in excess of the required tangible net worth that would be available for payment of dividends.  In the event market conditions deteriorate further and significant impairment charges occur or a significant deferred tax asset valuation allowance is required, our tangible net worth may come close to or fall below the required minimum.  Violations of any of the covenants of the Credit Facility, if not cured or waived by the lenders, could result in optional maturity date acceleration by the lenders.  In the event that this were to occur, we would seek to amend the terms of the Credit Facility or replace the financing provided by the Credit Facility.  As of December 31, 2007, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank – Financial Services.  At December 31, 2007, we had $40.4 million outstanding under the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”).  M/I Homes, Inc. and M/I Financial are co-borrowers under the MIF Credit Facility.  The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers, except for the period December 15, 2007 through January 15, 2008, when the maximum borrowing availability is increased to $65.0 million.  The maximum borrowing availability is limited to 95% of eligible mortgage loans.  In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans.  The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%.  The MIF Credit Facility expires April 25, 2008; however, the Company intends to amend the term of the MIF Credit Facility prior to the expiration date.  Under the terms of the MIF Credit Facility, M/I Financial is required to maintain minimum net worth amounts and certain financial ratios.  As of December 31, 2007, the borrowing base was $55.4 million with $15.0 million of availability.  As of December 31, 2007, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Facility.

Senior Notes.  At December 31, 2007, the Company had $200 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The indenture covering the senior notes contains various covenants, including limitations on additional indebtedness, affiliate transactions, sale of assets and a restriction on certain payments.  Payments for dividends and share repurchases are subject to a limitation, with increases in the limitation resulting from issuances of equity interests and quarterly net earnings and decreases in the limitation resulting from quarterly net losses, with such increases and decreases being cumulative since the March 2005 issuance of the notes.  As of December 31, 2007, the Company had $98.5 million available that could be used for the payment of dividends or share repurchases.  A majority of the subsidiaries of the Company have provided full and unconditional and joint and several guarantees.  Any subsidiaries of the parent company other than the subsidiary guarantors are minor.

In the event market conditions deteriorate further and significant impairment charges occur or a significant deferred tax asset valuation allowance is required, the amount available for payment of dividends may be reduced to zero, in which case we would not be allowed, under the terms of the indenture covering the senior notes, to pay either common or preferred dividends until such time that net earnings are sufficient to create availability pursuant to the terms of the indenture.

As of December 31, 2007, the Company was in compliance with all restrictive covenants of the indenture covering the senior notes.

Weighted Average Borrowings.  For the years ended December 31, 2007 and 2006, our weighted average borrowings outstanding were $496.6 million and $630.0 million, respectively, with a weighted average interest rate of 7.6% and 7.3%, respectively.  The decrease in borrowings was primarily the result of the Company issuing the Preferred Shares (as defined below), the proceeds of which were used to pay down the Company’s outstanding debt.  The Company also used cash generated from operations to pay down outstanding debt.  The increase in the weighted average interest rate was due to the overall market increase in interest rates, which has impacted our variable rate borrowings.

Preferred Shares.  On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million that were used for the partial payment of the outstanding balance under the Credit Facility.  The Preferred Shares were offered pursuant to our universal shelf registration statement.  The Preferred Shares are non-cumulative and have a liquidation preference equal to $25 per depositary share.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if within 90 days after public notice of the occurrence thereof, the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share plus any accrued and unpaid dividends through the date of redemption for the then current quarterly dividend period.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities and will remain outstanding indefinitely unless redeemed by us.  The Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event we do not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on our Board of Directors.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

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

On March 15, 2007, we issued $100 million of Preferred Shares, pursuant to the $150 million universal shelf registration statement.  As of December 31, 2007, $50 million remains available under this universal shelf registration for future offerings.

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary of future amounts payable under contractual obligations:

	Payments due by period
(In thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Notes payable banks - homebuilding (a)	$115,000	$-	$115,000	$-	$-
Notes payable bank - financial services (b)	40,400	40,400	-	-	-
Mortgage notes payable (including interest)	10,615	795	1,591	1,590	6,639
Senior notes (including interest)	262,792	13,979	27,882	220,931	-
Obligation for consolidated inventory not owned (c)	-	-	-	-	-
Community development district obligation (d)	847	345	502	-	-
Capital leases	565	565	-	-	-
Operating leases	20,683	6,522	6,579	5,630	1,951
Purchase obligation (e)	92,091	92,091	-	-	-
Land option agreements (f)	-	-	-	-	-
Unrecognized tax benefits (g)	-	-	-	-	-
Total	$542,993	$154,697	$151,554	$228,151	$8,590

(a) Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 237.5 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points.  Borrowings outstanding at December 31, 2007 had a weighted average interest rate of 6.7%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest.

(b) Borrowings under the MIF Credit Facility are at the Prime Rate or at LIBOR plus 135 basis points.  Borrowings outstanding at December 31, 2007 had a weighted average interest rate of 5.96%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest.

(c) The Company is party to land purchase option agreements to acquire developed lots from sellers who are variable interest entities.  The Company has determined that it is the primary beneficiary of the variable interest entities, and therefore is required under Financial Accounting Standards Board Interpretation 46(R), “Consolidation of Variable Interest Entities” to consolidate the entities.  As of December 31, 2007, the Company has recorded a liability of $5.3 million relating to consolidation of these variable interest entities.  The actual cash payments that the Company will make in the future will be based upon the number of lots acquired each period under the option agreements and the related per lot prices in effect at that time.  One of the land purchase option agreements has specific performance provisions.  We are required to purchase $3.0 million of land in the future, but at this time cannot accurately specify the time period.  Refer to Note 13 of our Consolidated Financial Statements for further discussion of this obligation.

(d) The amount reported herein of $0.8 million represents principal and interest for a bond obligation incurred in connection with the acquisition of lots in a community in Florida.  This obligation will be repaid as the Company closes on the lots in this community to third parties.  The estimated payments by period above have been estimated based on the expected timing of closings.  In addition, in connection with the development of certain of the Company’s communities, local government entities have been established and bonds have been issued by those entities to finance a portion of the related infrastructure.  These community development district obligations represent obligations of the Company as the current holder of the property, net of cash held by the district available to offset the particular bond obligations.  As of December 31, 2007, the Company has recorded a liability of $11.6 million relating to these community development district obligations.  However, the actual cash payments that the Company will ultimately make will be dependent upon the timing of the sale of those lots within the district to third parties.  Because we are unable to estimate the timing of such sales, the amounts have not been included above.  Refer to Note 12 of our Consolidated Financial Statements for further discussion of these obligations.

(e) The Company has obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 748 homes with an aggregate sales price of $233.1 million.  Based on our current housing gross margin of 12.6%, exclusive of impairment charges, plus variable selling costs of 3.4% of revenue, less costs already incurred on homes in backlog, we estimate payments totaling approximately $92.1 million to be made in 2008 relating to those homes.

(f) The Company has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $133.9 million.  Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable.  The Company has no specific performance obligations with respect to these agreements.

(g) We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  As of December 31, 2007, we had $4.6 million of  gross unrecognized tax benefits, $1.1 million of related accrued interest and $0.5 million of related accrued penalties.  We are currently under examination by various taxing jurisdictions and anticipate finlizing the examinations with certain jurisdictions within the next twelve months.  However, the final outcome of these examinations is not yet determinable.  The statue of limitations for our major tax jurisdictions remains open for examination of tax years 2004 through 2007.

OFF-BALANCE SHEET ARRANGEMENTS

Our primary use of off-balance sheet arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company.  Our off-balance sheet arrangements relating to our homebuilding operations include unconsolidated LLCs, land option agreements, guarantees and indemnifications associated with acquiring and developing land, and the issuance of letters of credit and completion bonds.  Additionally, in the ordinary course of business, our financial services operations issue guarantees and indemnities relating to the sale of loans to third parties.

Unconsolidated Limited Liability Companies.  In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots.  These arrangements include the creation by the Company of LLCs, with the Company’s interest in these entities ranging from 33% to 50%.  These entities engage in land development activities for the purpose of distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  These entities generally do not meet the criteria of variable interest entities (“VIEs”), because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors; however, we must evaluate each entity to determine whether it is or is not a VIE.  If an entity was determined to be a VIE, we would then evaluate whether or not we are the primary beneficiary.  These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity.

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of December 31, 2007 to be the amount invested of $40.3 million, plus letters of credit and bonds totaling $9.7 million that serve as completion bonds for the development work in progress and our possible future obligations under guarantees and indemnifications provided in connection with these entities as further discussed in Note 8 and Note 9 of our Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the

Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of December 31, 2007 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $9.1 million, including cash deposits of $4.4 million, prepaid acquisition costs of $1.3 million, letters of credit of $1.9 million and corporate promissory notes of $1.5 million.  Further details relating to our land option agreements are included in Note 13 of our Consolidated Financial Statements.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2007, the Company has outstanding $134.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2015.  Included in this total are: (1) $81.2 million of performance bonds and $27.0 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $5.2 million share of our LLCs’ letters of credit and bonds); (2) $20.1 million of financial letters of credit, of which $1.9 million represents deposits on land and lot purchase agreements; and (3) $5.9 million of financial bonds.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans.  The risks associated with these guarantees and indemnities are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 9 of our Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions of the United States of America and, particularly, by the impact of interest rates and inflation.  Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  The impact of increased interest rates can be offset, in part, by offering variable rate loans with lower interest rates.  In conjunction with our mortgage financing services, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

Toward the end of 2007, interest rates began to decline.  As interest rates decline, homebuyers are more likely to obtain or qualify for mortgages that are acceptable to them, which in turn would make them more likely to purchase homes.

During the past year, we have experienced some detrimental effect from inflation, particularly the inflation in the cost of land that occurred over the past several years.  As a result of declines in market conditions in most of our markets, in certain communities, we have been unable to recover the cost of these higher land prices, resulting in lower gross margins and significant charges being recorded in our operating results due to the impairment of inventory and investments in unconsolidated LLCs and other write-offs relating to deposits and pre-acquisition costs of abandoned land transactions.  In recent years, we have not experienced a detrimental effect from inflation in relation to our home construction costs, and we have been successful in the current year in reducing certain of these costs with our subcontractors.  However, unanticipated construction costs or a change in market conditions may occur during the period between the date sales contracts are entered into with customers and the delivery date of the related homes, resulting in lower gross profit margins.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit aggregate borrowings of up to $565 million as of December 31, 2007, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $2.1 million and $10.2 million at December 31, 2007 and December 31, 2006, respectively.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  At December 31, 2006, the fair value of the committed IRLCs resulted in an asset of $0.1 million and the related best-efforts contracts resulted in a liability of $0.1 million.  For the years ended December 31, 2007, 2006 and 2005, we recognized less than $0.1 million of expense, less than $0.1 million of income and $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At December 31, 2007 and December 31, 2006, the notional amount of the uncommitted IRLCs was $34.3 million and $37.8 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.2 million and an asset of less than $0.1 million at December 31, 2007 and 2006, respectively.  For the years ended December 31, 2007, 2006 and 2005, we recognized income of $0.2 million and $0.3 million, and expense of $0.4 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At December 31, 2007, the notional amount under these FMBSs was $37.0 million and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million.  At December 31, 2006, the notional amount under the FMBSs was $36.0 million and the related fair value adjustment resulted in an asset of $0.1 million.  For the years ended December 31, 2007, 2006 and 2005, we recognized $0.3 million of expense, $0.3 million of income and $0.2 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $15.4 million and $9.5 million at December 31, 2007 and December 31, 2006, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of less than $0.1 million at both December 31, 2007 and 2006, under the matched terms method of SFAS 133.  For the year ended December 31, 2007, we recognized income of less than $0.1 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  There was no net impact to earnings for the year ended December 31, 2006.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $43.0 million and $43.2 million, respectively, at December 31, 2007 and were $47.7 million and $48.9 million, respectively, at December 31, 2006.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of December 31, 2007 and December 31, 2006, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.4 million and an asset of $0.1 million, respectively.  For the years ended December 31, 2007 and 2006, we recognized expense of $0.5 million and income of $0.1 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2007:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2008	2009	2010	2011	2012	Thereafter	Total	12/31/07
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.65%	$58,710	$ -	$ -	$ -	$ -	$ -	$ 58,710	$ 53,348
Variable rate	5.14%	844	-	-	-	-	-	844	779

LIABILITIES:
Long-term debt – fixed rate	6.92%	$ 261	$283	$ 306	$ 332	$200,360	$5,161	$206,703	$170,055
Long-term debt – variable rate	6.51%	40,400	-	115,000	-	-	-	155,400	155,400

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Columbus, Ohio
March 4, 2008

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005

Revenue	$1,016,460	$1,274,145	$1,312,504
Costs and expenses:
Land and housing	832,596	959,226	982,587
Impairment of inventory and investment in unconsolidated LLCs	148,377	67,200	-
General and administrative	93,049	98,289	77,106
Selling	77,971	88,317	81,371
Interest	15,343	15,807	13,555
Total costs and expenses	1,167,336	1,228,839	1,154,619

(Loss) income before income taxes	(150,876)	45,306	157,885

(Benefit) provision for income taxes	(58,396)	16,009	59,311

(Loss) income from continuing operations	(92,480)	29,297	98,574

Discontinued operation, net of tax	(35,646)	9,578	2,211

Net (loss) income	(128,126)	38,875	100,785

Preferred dividends	7,313	-	-

Net (loss) income to common shareholders	$(135,439)	$38,875	$100,785

Earnings per common share:
Basic:
(Loss) earnings from continuing operations	$(7.14)	$2.10	$6.89
(Loss) earnings from discontinued operation	$(2.55)	$0.68	$0.16
Basic (loss) earnings	$(9.69)	$2.78	$7.05
Diluted:
(Loss) earnings from continuing operation	$(7.14)	$2.07	$6.78
(Loss) earnings from discontinued operation	$(2.55)	$0.67	$0.15
Diluted (loss) earnings	$(9.69)	$2.74	$6.93

Weighted average shares outstanding:
Basic	13,977	13,970	14,302
Diluted	13,977	14,168	14,539

Dividends per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2007	2006

ASSETS:
Cash	$1,506	$11,516
Cash held in escrow	21,239	58,938
Mortgage loans held for sale	54,127	54,491
Inventories	797,329	1,092,739
Property and equipment - net	35,699	36,241
Investment in unconsolidated limited liability companies	40,343	49,648
Income tax receivable	53,667	-
Deferred income taxes	67,867	39,723
Other assets	31,270	37,817
Assets of discontinued operation	14,598	95,966
TOTAL ASSETS	$1,117,645	$1,477,079

LIABILITIES AND SHAREHOLDERS’ EQUITY:

LIABILITIES:
Accounts payable	$66,242	$79,474
Accrued compensation	9,509	21,657
Customer deposits	6,932	15,012
Other liabilities	58,473	63,639
Community development district obligations	12,410	19,577
Obligation for consolidated inventory not owned	7,433	5,026
Liabilities of discontinued operation	14,286	10,142
Notes payable banks – homebuilding operations	115,000	410,000
Note payable bank – financial services operations	40,400	29,900
Mortgage notes payable	6,703	6,944
Senior notes – net of discount of $1,088 and $1,344, respectively, at December 31, 2007 and 2006	198,912	198,656
TOTAL LIABILITIES	$536,300	$860,027

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares – $.01 par value; authorized 2,000,000 shares; issued 4,000 and -0- shares, respectively,
at December 31, 2007 and 2006	96,325	-
Common shares – $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	79,428	76,282
Retained earnings	477,339	614,186
Treasury shares – at cost – 3,621,333 and 3,705,375 shares, respectively, at December 31, 2007 and 2006	(71,923)	(73,592)
TOTAL SHAREHOLDERS’ EQUITY	581,345	617,052
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,117,645	$1,477,079

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2004	-	-	14,185,634	$176	$69,073	$477,370	$(59,008)	$487,611
Net income	-	-	-	-	-	100,785	-	100,785
Dividends to shareholders, $0.10 per common share	-	-	-	-	-	(1,429)	-	(1,429)
Income tax benefit from stock options and deferred compensation distributions	-	-	-	-	1,750	-	-	1,750
Share repurchases	-	-	(9,800)	-	-	-	(392)	(392)
Stock options exercised	-	-	128,470	-	1,062	-	2,202	3,264
Deferral of executive and director compensation	-	-		-	979	-	-	979
Executive and director deferred compensation distributions	-	-	22,961	-	(394)	-	394	-
Balance at December 31, 2005	-	-	14,327,265	$176	$72,470	$576,726	$(56,804)	$592,568
Net income	-	-	-	-	-	38,875	-	38,875
Dividends to shareholders, $0.10 per common share	-	-	-	-	-	(1,415)	-	(1,415)
Income tax benefit from stock options and deferred compensation distributions	-	-	-	-	229	-	-	229
Share repurchases	-	-	(463,500)	-	-	-	(17,893)	(17,893)
Stock options exercised	-	-	28,200	-	83	-	558	641
Stock-based compensation expense	-	-	-		3,057	-	-	3,057
Deferral of executive and director compensation	-	-	-	-	990	-	-	990
Executive and director deferred compensation distributions	-	-	28,783	-	(547)	-	547	-
Balance at December 31, 2006	-	-	13,920,748	$176	$76,282	$614,186	$(73,592)	$617,052
Net loss	-	-	-	-	-	(128,126)	-	(128,126)
Preferred shares issued, net of issuance costs of $3,675	4,000	96,325	-	-	-	-	-	96,325
Dividends on preferred shares, $609.375 per share	-	-	-	-	-	(7,313)	-	(7,313)
Dividends to shareholders, $0.10 per common share	-	-	-	-	-	(1,408)	-	(1,408)
Income tax benefit from stock options and deferred compensation distributions	-	-	-	-	72	-	-	72
Stock options exercised	-	-	37,400	-	62	-	742	804
Restricted shares issued, net of forfeitures	-	-	3,001	-	(60)	-	60	-
Stock-based compensation expense	-	-	-		3,167	-	-	3,167
Deferral of executive and director compensation	-	-	-	-	772	-	-	772
Executive and director deferred compensation distributions	-	-	43,641	-	(867)	-	867	-
Balance at December 31, 2007	4,000	96,325	14,004,790	$176	$79,428	$477,339	$(71,923)	$581,345

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(In thousands)	2007	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(128,126)	$38,875	$100,785
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	196,952	76,326	2,826
Impairment of investment in unconsolidated limited liability companies	13,125	2,440	-
Impairment of goodwill and intangible assets	5,175	-	-
Mortgage loan originations	(586,520)	(666,863)	(666,684)
Proceeds from the sale of mortgage loans	587,820	676,418	667,186
Fair value adjustment of mortgage loans held for sale	(487)	(444)	-
Loss from property disposals	373	112	35
Depreciation	5,912	3,936	2,705
Amortization of intangibles, debt discount and debt issue costs	2,081	2,795	1,793
Stock-based compensation expense	3,167	3,057	-
Deferred income tax (benefit) expense	(28,144)	(28,216)	557
Income tax benefit from stock transactions	-	-	1,750
Excess tax benefits from stock-based payment arrangements	(72)	(229)	-
Equity in undistributed loss (income) of limited liability companies	892	62	(39)
Write-off of unamortized debt discount and financing costs	534	195	-
Change in assets and liabilities, net of effect from acquisition:
Cash held in escrow	37,720	(27,152)	(10,092)
Inventories	180,517	(158,236)	(230,905)
Other assets	(930)	(6,030)	(2,713)
Income tax receivable	(53,667)	-	-
Accounts payable	(10,776)	7,495	22,325
Customer deposits	(11,110)	(16,167)	10,964
Accrued compensation	(12,257)	(3,050)	2,095
Other liabilities	32	(9,336)	4,773
Net cash provided by (used in) operating activities	202,211	(104,012)	(92,639)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,461)	(4,806)	(3,845)
Acquisition, net of cash acquired	-	-	(23,185)
Investment in unconsolidated limited liability companies	(9,978)	(17,041)	(41,972)
Return of investment from unconsolidated limited liability companies	578	89	4,878
Net cash used in investing activities	(13,861)	(21,758)	(64,124)

FINANCING ACTIVITIES:
Proceeds from (repayments of) bank borrowings – net	(284,500)	133,900	(15,402)
Principal repayments of mortgage notes payable and community development district bond obligations	(509)	(1,357)	(542)
Proceeds from senior notes – net of discount of $1,774	-	-	198,226
Proceeds from preferred shares issuance – net of issuance costs of $3,675	96,325	-	-
Debt issue costs	(847)	(1,721)	(4,228)
Payments on capital lease obligations	(984)	(183)	-
Dividends paid	(8,721)	(1,415)	(1,429)
Proceeds from exercise of stock options	804	641	3,264
Excess tax benefits from stock-based payment arrangements	72	229	-
Common share repurchases	-	(17,893)	(392)
Net cash (used in) provided by financing activities	(198,360)	112,201	179,497
Net (decrease) increase in cash	(10,010)	(13,569)	22,734
Cash balance at beginning of year	11,516	25,085	2,351
Cash balance at end of year	$1,506	$11,516	$25,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$16,272	$14,337	$8,247
Income taxes	$10,246	$57,918	$51,347

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(6,899)	$10,891	$2,577
Consolidated inventory not owned	$2,407	$934	$(840)
Mortgage notes payable and community development district bond obligations in
connection with land acquisition – net	$-	$-	$1,525
Capital lease obligations	$(1,457)	$753	$-
Distribution of single-family lots from unconsolidated limited liability companies	$7,912	$16,609	$10,297
Contribution of property to unconsolidated LLCs	958	-	-
Deferral of executive and director compensation	$772	$990	$979
Executive and director deferred stock distributions	$867	$547	$394

ACQUISITION:
Fair market value of assets acquired, net of cash acquired	$-	$-	$42,923
Goodwill	-	-	$1,561
Fair market value of liabilities assumed	-	-	$(21,299)
Cash paid	$-	$-	$23,185
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; and the Virginia and Maryland suburbs of Washington, D.C.  The Company designs, sells and builds single-family homes on finished lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into finished lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across three geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore they have been aggregated into three reportable homebuilding segments: Midwest homebuilding, Florida homebuilding and Mid-Atlantic homebuilding.

The Company conducts mortgage financing activities through its wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), which originates mortgage loans for purchasers of the Company’s homes.  The loans and the servicing rights are sold to outside mortgage lenders.  The Company and M/I Financial also operate wholly- and majority-owned subsidiaries that provide title services to purchasers of the Company’s homes.  In addition, the Company operates a majority-owned subsidiary that collects commissions as a broker of property and casualty insurance policies.  As a broker, the Company does not retain any risk associated with these insurance policies.  Our mortgage banking, title service and insurance activities have similar economic characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment.

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

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.  As of December 31, 2007 and 2006, the majority of cash was held in one bank.

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

Inventories.  We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development, and home construction.  Inventories are recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventories include capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed below.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

We assess inventories for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.

Operating communities.  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the community.  The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases, projected sales price and sales pace of each existing or planned community, and the estimated land development, home construction and selling costs of the community, overall market supply and demand, the local market, and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.

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

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed below, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets, or the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach, in accordance with SFAS 144.

Land held for sale.  Land held for sale includes land that meets all of the following six criteria defined in SFAS 144:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  In performing impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.  If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

For all of the above categories, the key assumptions relating to the above valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain.  Local market-specific factors that may impact our project assumptions include:

●	historical project results such as average sales price and sales rates, if closings have occured in the project;
●	competitors' local market and/or community presence and their competitive actions;
●	project-specific attributes such as location desirability and uniqueness of product offering;
●	potential for alternative product offerings to respond to local market conditions; and
●	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates could materially impact future cash flow and fair value estimates.

As of December 31, 2007, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These gradual increases begin in either 2009 or 2010, depending on the market.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of December 31, 2007, we utilized discount rates ranging from 12% to 15% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community.  A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

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

Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest is as follows:
	Year Ended December 31,
(In thousands)	2007	2006	2005
Capitalized interest, beginning of year	$29,491	$16,787	$15,199
Interest capitalized to inventory	18,118	24,946	9,851
Capitalized interest charged to cost of sales	(18,397)	(12,241)	(8,263)
Capitalized interest, end of year	$29,212	$29,492	$16,787

Interest incurred – continuing operations	$33,461	$40,753	$23,406

Consolidated Inventory Not Owned.  The Company enters into land option agreements in the ordinary course of business in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we typically provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity.  Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, expected timing of our purchase of the land, and assumptions about projected cash flows.

We also periodically enter into lot option arrangements with third-parties to whom we have sold our raw land inventory.  We evaluate these transactions in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements (“SFAS 49”), and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) to determine if we should record an asset and liability at the time we sell the land and enter into the lot option contract.

Investment in Unconsolidated Limited Liability Companies.  The Company invests in entities that acquire and develop land for distribution or sale to us in connection with our homebuilding operations.  In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities because they have sufficient equity to finance their operations.  We must use our judgment to determine if we have substantive control over these entities.  If we were to determine that we have substantive control over an entity, we would be required to consolidate the entity.  Factors considered in determining whether we have substantive control or exercise significant influence over an entity include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement.  In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the variable interest entity.  Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Investments In Common Stock,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB Topic 5M”), the Company evaluates its investment in unconsolidated limited liability companies for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment carrying value, and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distributions of lots to the Company from the limited liability company, the projected fair value of the lots at the time of each distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated limited liability companies (“LLCs”), the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of December 31, 2007, the Company used a discount rate of 15% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Property and Equipment. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:
	December 31,
(In thousands)	2007	2006
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	18,153	16,025
Transportation and construction equipment	22,528	22,532
Property and equipment	52,504	50,380
Accumulated depreciation	(16,805)	(14,139)
Property and equipment, net	$35,699	$36,241

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements and computer equipment	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was $4.6 million, $3.7 million and $2.6 million in 2007, 2006 and 2005, respectively.

Other Assets.  Other assets includes certificates of deposit of $0.2 million at both December 31, 2007 and 2006, which have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use.  The certificates of deposit will be released when there is a 95% loan to value on the related loans and there have been no late payments by the mortgagor in the last twelve months.  Other assets also includes non-trade receivables, notes receivable, deposits and prepaid expenses.  The balance also included goodwill in 2006.

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

Segment Information.  Our reportable business segments consist of Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services.  Our homebuilding operations derive a majority of their revenue from constructing single-family homes in ten markets in the United States.  Our operations in the ten markets each individually represent an operating segment in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”).  Prior to the fourth quarter of 2006, the Company’s homebuilding operations were aggregated into a single reportable homebuilding segment due to the manner in which the operations were managed and similar economic characteristics.  During the fourth quarter of 2006, the Company’s chief operating decision makers made a decision to change how the homebuilding operations were managed and completed the implementation of a regional management structure.  Due to similar economic characteristics within the homebuilding operations, the Company has aggregated the operating segments into three regions that represent the reportable homebuilding segments.  The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title and insurance services.

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed and an adequate initial and continuing investment by the homebuyer is received, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” or when the loan has been sold to a third party investor.  Revenue for homes that close to the buyer having a down-payment of 5% or greater, home closings financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing.  Revenue related to all other home closings initially funded by M/I Financial, is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized interest, real estate taxes and indirect costs, and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of Revenue in the Company’s Consolidated Statements of Operations.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors.  We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party investors in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.”  The revenue recognized is reduced by the fair value of the related guarantee provided to the investor.  The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee.  Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two weeks of origination.  We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered and title policies are issued, all of which generally occur simultaneously as each home is closed.  All of the underwriting risk associated with title insurance policies is transferred to third party insurers.

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

●	Home Builder’s Limited Warranty – new warranty program, which became effective for homes closed starting with the third quarter of 2007;
●	30-year transferable structural warranty – effective for homes closed after April 25, 1998;
●	two-year limited warranty program – effective prior to the implementation of the new Home Builder’s Limited Warranty; and
●	20-year transferable structural warranty – effective for homes closed between September 1, 1989 and April 24, 1998.

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

Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty accrual balance at the end of each quarter.  Actual future warranty costs could differ from our current estimated amount.

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2007, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $18.25 million in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $3.8 million, $7.0 million and $6.4 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2007, 2006 and 2005.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Amortization of Debt Issuance Costs.  The costs incurred in connection with the issuance of debt are being amortized over the terms of the related debt.  Unamortized debt issuance costs of $4.4 million and $5.4 million are included in Other Assets at December 31, 2007 and 2006, respectively.

Advertising and Research and Development.  The Company expenses advertising and research and development costs as incurred.  The Company expensed $11.1 million, $12.6 million and $9.6 million in 2007, 2006 and 2005, respectively, for advertising expenses.  The Company expensed $2.5 million, $4.7 million and $4.4 million in 2007, 2006 and 2005, respectively, on research and development expenses.

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments, and the occasional purchase of options on FMBSs in accordance with Company policy.  In determining fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  That value includes the price that the loan is expected to be sold for along with the value of excess servicing.  Neither servicing release premiums nor net normal servicing cash flows are included in determining the value.  This determines the initial fair value, which is indexed to zero at inception.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  In accordance with SFAS 133 and related Derivatives Implementation Group conclusions, are accounted for at fair value, with gains or losses recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments are designated as fair value hedges of the mortgage loans held for sale, and both the delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

Earnings Per Share.  In accordance with SFAS No. 128, “Earnings Per Share,” basic (loss) earnings per share for the three and twelve months ended December 31, 2007 and 2006 is computed based on the weighted average common shares outstanding during each period.  Diluted (loss) earnings per share is computed based on the weighted average common shares outstanding along with the stock options, equity units and stock units described in Note 3 (collectively, “stock equivalent awards”) deemed outstanding during the period, plus the weighted average common shares that would be outstanding assuming the conversion of stock equivalent awards, excluding the impact of such conversions if they are anti-dilutive or would decrease the reported diluted (loss) earnings per share.  The number of anti-dilutive options that require exclusion from the computation of (loss) earnings per share is summarized in the table below.  There are no adjustments to net (loss) income necessary in the calculation of basic or diluted (loss) earnings per share.

	Year Ended December 31,
(In thousands, except per share amounts)	2007			2006			2005
	Loss	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS
Basic (loss) earnings from continuing
operations	$(92,480)			$29,297			$98,574
Less: preferred stock dividends	$7,313			$-			$-
(Loss) income to common Shareholders
from continuing operations	$(99,793)	13,977	$(7.14)	$29,297	13,970	$2.10	$98,574	14,302	$6.89

Effect of dilutive securities:
Stock options awards		-			71			119
Deferred compensation awards		-			127			118
Diluted (loss) earnings to common
shareholders from continuing
operations	$(99,793)	13,977	$(7.14)	$29,297	14,168	$2.07	$98,574	14,539	$6.78

Anti-dilutive stock equivalent awards
not included in the calculation
of diluted (loss) earnings per share		1,159			707			247

Profit Sharing.  The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax salary basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s Board of Directors and totaled $0.2 million, $1.9 million and $2.7 million for 2007, 2006 and 2005, respectively.

Deferred Compensation Plans.  Effective November 1, 1998, the Company adopted the Executives’ Deferred Compensation Plan (the “Executive Plan”), a non-qualified deferred compensation plan.  The purpose of the Executive Plan is to provide an opportunity for certain eligible employees of the Company to defer a portion of their compensation and to invest in the Company’s common shares.  In 1997, the Company adopted the Director Deferred Compensation Plan (the “Director Plan”) to provide its directors with an opportunity to defer their director compensation and to invest in the Company’s common shares.  Further information relating to the Executive Plan and Director Plan are included in Note 3.

Stock-Based Compensation.  In 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, and the expected term of the option.  In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.  Further information relating to stock-based compensation is included in Note 3.

Reclassifications. Certain amounts in the 2006 Consolidated Balance Sheet and Consolidated Statements of Operations and Consolidated Statements of Cash Flows for previous years presented herein have been reclassified to conform to the 2007 presentation.  The Company believes these reclassifications are immaterial to the Consolidated Financial Statements.

Income Taxes—Valuation Allowance.  In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law.  The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

●	future reversals of existing taxable temporaty differences (i.e., offset gross deferred tas assets against gross deferred tax liabilities);
●	taxable income in prior carryback years;
●	tax planning strategies; and
●	future taxable income exclutive of reversing temporary differences and carryforwards.

Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. Examples of positive evidence may include:

●	a strong earings history exclutive of the loss that created the deductible temporary differences, coupled with evidence indicating that the loss is the result of an aberration rather than a continuing condition;
●	an excess of appreciated asset value over the tax basis of a company's net assets in an amount sufficient to realize the deferred tas asset; and
●	existing backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales and prices and cost structures.

Examples of negative evidence may include:

●	the existence of "cumulative losses" (defined as a pre-tax cumulative loss for the business cycle - in our case four years);
●	an expectation of being in acumulative loss position in a future reporting period;
●	a carryback or carryforward period that is so breif that it would limite the realization of tax benefits;
●	a history of operating loss or tax credit carryforwads expiring unused; and
●	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and prodit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified.  A company must use judgment in considering the relative impact of positive and negative evidence.  At December 31, 2007, after considering a number of factors, most notably our strong earnings history, we did not establish a valuation allowance, except for $250,000 related to the phase out of income taxes in the State of Ohio.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  For example, the valuation allowance could change significantly if the $67.9 million of net deferred tax assets remaining at December 31, 2007 is not realized during fiscal 2008 through federal or state carryback or reversals of existing taxable temporary differences.  This could occur if actual levels of home closings and/or land sales during 2008 are less than currently projected.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

●	additional inventory impairments;
●	additional pre-tax operating losses; or
●	the utlization of tax planning strategies that could accelerate the realization of certain deferred tax assets.

Additionally, due to the considerable estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances in future reporting periods, it is reasonably possible that we will be required to either increase or decrease our valuation allowance in future reporting periods.

Income Taxes—FIN 48.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards

Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Tax positions are recognized when it is more likely than not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within (Benefit) Provision for Income Taxes in the Consolidated Statements of Operations.

Impact of New Accounting Standards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value by clarifying the exchange price notion presented in earlier definitions and providing a framework for measuring fair value.  SFAS 157 also expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  As of December 31, 2007, SFAS 157 has been delayed for certain non-financial assets and liabilities.  Any assets or liabilities that the Company would apply SFAS 157 to are included in this delay, and therefore the Company is still in the process of determining the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 also provides presentation and disclosure requirements that will enable users to compare similar types of assets and liabilities of different entities that have different measurement attributes.  The Company adopted SFAS 159 on January 1, 2008, which is not expected to have a material impact on its consolidated financial statements.

NOTE 2.   Discontinued Operation

On December 27, 2007, the Company sold substantially all of its West Palm Beach, Florida division to a private builder and announced it would exit this market.  The sale generated total gross proceeds of $45 million.  The Company retained 36 units of backlog with a sales value of $13.6 million to be completed and delivered through approximately June 2008.  The Company recorded impairment charges of $58.9 million relating to the sale of its West Palm Beach operations.

In accordance with SFAS 144 results of our West Palm Beach division have been classified as a discontinued operation, and prior periods have been restated to be consistent with the December 31, 2007 presentation.  The Company’s Consolidated Balance Sheets reflect the assets and liabilities of the discontinued operation as separate line items, and the operations of its West Palm Beach division for the current and prior periods are reported in discontinued operations on the Consolidated Statements of Operations.  Discontinued operation includes revenues from our West Palm Beach division of $83.8 million, $85.1 million and $35.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, and a pre-tax loss of $57.8 million and pre-tax income of $14.8 million and $3.5 million for those same periods.  During 2007, a pre-tax charge of $58.9 million relating to the impairment of inventory was charged to our West Palm Beach division, of which $43.0 million occurred in the fourth quarter of 2007.  Discontinued operation includes $1.3 million, $0.4 million and $0.6 million of interest expense for the years ended December 31, 2007, 2006 and 2005, respectively.  Interest expense was allocated to West Palm Beach operations based on weighted average net investment at the Company’s weighted average borrowing rate.

NOTE 3.   Stock-Based Compensation

The Company has two plans that allow for the granting of stock options, performance stock options and stock appreciation rights, and awarding of restricted common stock to certain key officers, employees and directors.  Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company applied the provisions of FASB Staff Position FAS 123(R), “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Arrangements” to compute the beginning amount available for use in offsetting future tax deficiencies relating to stock-based compensation.

Stock Incentive Plan

As of December 31, 2007, the Company has a stock incentive plan (the 1993 Stock Incentive Plan as Amended, or the “Stock Incentive Plan”) approved by the Company’s shareholders, that includes stock options, restricted stock and stock appreciation programs, under which the maximum number of common shares that may be granted under the plan in each calendar year shall be 5% of the total issued and outstanding common shares as of the first day of each such year the plan is in effect.  Stock options are granted at the market price of the Company’s common shares at the close of business on the date of grant.  Options awarded generally vest 20% annually over five years and expire after ten years, with vesting accelerated upon the employee’s death or disability or upon a change of control of the Company.  Shares issued upon option exercise are from treasury shares.  As of December 31, 2007, 66,854 restricted common shares had been granted under the restricted stock program and there were no awards granted under the stock appreciation program.  During 2007, 3,001 restricted performance shares were granted and earned.  The restricted common shares vest 33 1/3% over three years, beginning in the year of grant, with the number of equity awards that will ultimately vest being based upon certain performance conditions.

Following is a summary of stock option activity for the year ended December 31, 2007, relating to the stock options awarded under the Stock Incentive Plan.
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2006	854,400	$40.74	7.44	$3,373
Granted	275,450	33.86
Exercised	(37,400)	21.46
Forfeited	(94,100)	43.44
Options outstanding at December 31, 2007	998,350	$39.31	7.20	$48

Options vested or expected to vest at December 31, 2007	915,588	$39.03	7.13	$48

Options exercisable at December 31, 2007	563,550	$38.46	6.37	$48

(a)	Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during each of the years ended December 31, 2007 and 2006 was approximately $0.4 million, and was approximately $3.8 million during the year ended December 31, 2005.

The fair value of our five-year stock options granted during the years ended December 31, 2007, 2006 and 2005 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	0.25%	0.20%	0.23%
Risk-free interest rate	4.80%	4.35%	3.77%
Expected volatility	33.9%	34.8%	29.2%
Expected term (in years)	5.0	6.5	6
Weighted average grant date fair value of options granted during the period	$12.60	$17.71	$19.38

The fair value of our three-year stock options granted during the years ended December 31, 2007, 2006 and 2005 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	0.25%	-	-
Risk-free interest rate	4.84%	-	-
Expected volatility	31.9%	-	-
Expected term (in years)	3.0	-	-
Weighted average grant date fair value of options granted during the period	$9.19	-	-

Following is a summary of restricted share activity for the year ended December 31, 2007, relating to the restricted shares awarded under the Stock Incentive Plan.
	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at December 31, 2006	-	$ -
Grants	3,001	33.86
Vested	-
Forfeited	-
Nonvested restricted shares at December 31, 2007	3,001	$33.86

The risk-free interest rate was based upon the U.S. Treasury constant maturity rate at the date of the grant.  Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock.  The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted.  The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model.  The expected life of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

Total compensation expense that has been charged against income relating to the Stock Incentive Plan was $3.2 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively.  The total income tax benefit recognized in the Consolidated Statements of Operations for this plan was $1.2 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, there was a total of $6.3 million, $0.3 million and less than $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.0 years, 1.5 years and 1.8 years for the service awards, bonus awards and performance-based awards, respectively.  SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow.  For the years ended December 31, 2007 and 2006, the Company’s excess tax benefits from stock-based payment arrangements were $0.1 million and $0.2 million, respectively.

Director Equity Plan

As of December 31, 2007, the Company has the 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  The Director Equity Plan includes stock options, restricted stock, stock units and whole share programs.  The maximum number of common shares that may be granted under the plan is 200,000.  In May 2007, the Company awarded 6,000 stock units under the Director Equity Plan.  One stock unit is the equivalent of one common share.  Stock units and the related dividends will be converted to common shares upon termination of service as a director.  The stock units granted under the Director Equity Plan vest immediately; therefore, compensation expense relating to the stock units issued in May 2007 was recognized entirely on the grant date.  The amount of expense per stock unit was equal to the $30.11 closing price of the Company’s common shares on the date of grant, resulting in expense totaling $0.2 million for the year ended December 31, 2007.  In 2006, the Company awarded 11,000 stock units under the Director Equity Plan, resulting in expense totaling $0.4 million for the year ended December 31, 2006.

Deferred Compensation Plans

As of December 31, 2007, the Company also has an Executive Plan and a Director Plan (together the “Plans”), which provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares.  Compensation expense deferred into the Plans totaled $0.8 million for the year ended December 31, 2007 and $1.0 million for each of the years ended December 31, 2006 and 2005.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.9 million, $0.5 million and $0.4 million, respectively, during the years ended December 31, 2007, 2006 and 2005.  As of December 31, 2007, there were a total of 100,532 equity units outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2007, based on the closing price of the underlying common shares, was approximately $1.1 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.1 million as of December 31, 2007.  Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

NOTE 4.  Inventory

A summary of the Company’s inventory as of December 31, 2007 and 2006 is as follows:

	December 31,	December 31,
(In thousands)	2007	2006
Single-family lots, land and land development costs	$489,953	$709,565
Land held for sale	8,523	21,803
Homes under construction	264,912	329,750
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2007 - $1,236;
December 31, 2006 - $281)	11,750	4,335
Community development district infrastructure	11,625	18,525
Land purchase deposits	4,431	3,735
Consolidated inventory not owned	6,135	5,026
Total inventory	$797,329	$1,092,739

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but have not yet been used to start construction of a home.

Land held for sale includes land that meets all of the following criteria, as defined in SFAS 144:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of December 31, 2007 and December 31, 2006, we had 632 homes (valued at $117.7 million) and 696 homes (valued at $125.2 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 5 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the years ended December 31, 2007 and 2006, the Company wrote off $3.6 million and $7.0 million, respectively, in option deposits and pre-acquisition costs.  Refer to Note 5 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 5.  Valuation Adjustments and Write-offs

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

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed above in Note 4, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets, or the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach, in accordance with SFAS 144.

Land held for sale.  Land held for sale includes land that meets the six criteria defined in SFAS 144, as further discussed above in Note 4.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.   Fair value is determined based on the expected third party sale proceeds.

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated LLCs for impairment in accordance with APB 18 and SAB Topic 5M.  When evaluating the LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 8.

The investment value of the LLCs that were impaired during the twelve month period ending December 31, 2007, net of impairment charges and write-offs of $13.1 million, was $11.1 million at December 31, 2007.

A summary of the Company’s valuation adjustments and write-offs for the twelve months ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Impairment of operating communities:
Midwest	$6,600	$17,747	$-
Florida	22,985	1,273	-
Mid-Atlantic	33,691	33,670	-
Total impairment of operating communities (a)	$63,276	$52,690	$-
Impairment of future communities:
Midwest	$1,527	$1,077	$-
Florida	12,619	1,375	-
Mid-Atlantic	6,923	7,604	-
Total impairment of future communities (a)	$21,069	$10,056	$-
Impairment of land held for sale:
Midwest	$-	$1,921	$-
Florida	37,701	-	-
Mid-Atlantic	13,206	-	-
Total impairment of land held for sale (a)	$50,907	$1,921	$-
Option deposits and pre-acquisition costs write-offs:
Midwest	$676	$3,713	$-
Florida (b)	1,840	2,630	-
Mid-Atlantic	1,096	632	-
Total option deposits and pre-acquisition costs write-offs (c)	$3,612	$6,975	$-
Impairment of investments in unconsolidated LLCs:
Midwest	$-	$562	$-
Florida	13,125	1,878	-
Mid-Atlantic	-	-	-
Total impairment of investments in unconsolidated LLCs (a)	$13,125	$2,440	$-

Total impairments and write-offs of option deposits and
pre-acquisition costs (d)	$151,989	$74,082	$-

(a) Amounts are recorded within Impairment of Inventory and Investment in Unconsolidated Limited Liability Companies in the Company’s Condensed Consolidated Statements of Operations.

(b) Includes the Company’s $0.8 million share of the write-off of an option deposit in 2007 that is included in Equity in Undistributed Loss (Income) of Limited Liability Companies in the Company’s Consolidated Statement of Cash Flows.

(c) Amounts are recorded within General and Administrative Expense in the Company’s Consolidated Statement of Operations.

(d)  Total impairment excludes impairment of our West Palm Beach, Florida division of $58.9 million and $4.6 million for the years ended December 31, 2007 and 2006, respectively, which are included in discontinued operation.

The carrying value of the communities included in current communities, future communities and land held for sale that were impaired during the twelve month period ending December 31, 2007, net of impairment charges and write-offs of $138.9 million, was $175.4 million at December 31, 2007.

NOTE 6.  Goodwill and Intangible Assets

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

NOTE 7.  Transactions with Related Parties

During 2007 and 2006, the Company sold land for approximately $0.8 million and $0.4 million, respectively, to an entity owned by an employee of the Company and by a related party of one of the Company’s executive officers, respectively.  These transactions were ratified by the independent members of the Board of Directors.  In addition, during 2005, the Company paid $0.4 million to a related party for the assignment of a land purchase agreement to the Company.

The Company made payments in the normal course of business totaling $3.1 million, $4.5 million and $3.8 million during 2007, 2006 and 2005, respectively, to certain construction subcontractors and vendors who are related parties for work performed in the construction of certain of our homes.  The Company also leased model homes, community sales offices and an administrative office from various related parties, and made payments totaling approximately $0.3 million during both 2007 and 2006 and $0.4 million during 2005 for the use of the homes as sales models and the use of the community sales and administrative offices in our operations.

The Company made contributions totaling $0.5 million during 2006 and 2005, respectively, to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.  No contributions were made during 2007.

The Company had receivables totaling $0.7 million in each of the years ended December 31, 2007 and 2006, due from executive officers, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.  The receivables are recorded in Other Assets on the Consolidated Balance Sheets.

NOTE 8.  Investment in Unconsolidated Limited Liability Companies

At December 31, 2007, the Company had interests ranging from 33% to 50% in limited liability companies (“LLCs”) that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and three of these LLCs have outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and guarantees of the completion of land development, a loan maintenance and limited payment guaranty and guarantees of minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 9 below.  The Company’s maximum exposure related to its investment in these entities as of December 31, 2007 is the amount invested of $40.3 million plus letters of credit of $5.2 million and the estimated possible future obligation of $25.1 million under the guarantees and indemnifications discussed in Note 9 below.  Included in the Company’s investment in LLCs at December 31, 2007 and 2006 are $2.0 million and $1.3 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.  The Company received distributions of developed lots at cost totaling $7.9 million, $16.6 million and $10.3 million in developed lots at cost in 2007, 2006 and 2005, respectively.

In one of our joint ventures with financing we have not met certain obligations under the loan agreement which has resulted in the joint venture being in default.  The joint venture is redefining the business plan and continues to proceed in discussions with the lender.  Although we continue to have discussions with both our builder partner and lender, there can be no assurance that we will be able to successfully re-negotiate or extend, on terms we deem acceptable, the joint venture loan.  The loan is non-recourse to the Company.  If we are unsuccessful in these efforts, it may result in the write-off of our investment of $3.3 million.

In accordance with APB Opinion 18 and SEC SAB Topic 5.M, the Company evaluates its investment in unconsolidated LLCs for potential impairment.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.  During the year ended December 31, 2007, the Company recorded $13.1 million of impairment of its investment in unconsolidated LLCs.  The impairment charges relate to two unconsolidated LLCs in the Company’s Florida region.

Summarized condensed combined financial information for the LLCs that are included in the homebuilding segments as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 is as follows:

	December 31,
(In thousands)	2007	2006
Assets:
Single-family lots, land and land development costs	$165,646	$159,181
Other assets	3,989	3,199
Total assets	$169,635	$162,380
Liabilities and partners’ equity:
Liabilities:
Notes payable	$71,490	$62,441
Other liabilities	8,429	1,493
Total liabilities	$79,919	$63,934
Partners’ equity:
Company’s equity	$40,343	$49,648
Other equity	49,373	48,798
Total partners’ equity	$89,716	$98,446
Total liabilities and partners’ equity	$169,635	$162,380

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Revenue	$1,081	$275	$-
Costs and expenses	2,713	301	54
Loss	$(1,632)	$(26)	$(54)

The Company’s total equity in the loss relating to the above homebuilding LLCs was approximately $0.9 million for the year ended December 31, 2007, and $0.1 million in each of the years ended December 31, 2006 and 2005.

NOTE 9.  Guarantees and Indemnities

Warranty.  During 2007, the Company implemented a new limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty, on homes closed after the implementation date.  The Home Builder’s Limited Warranty covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this new warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) transferable limited warranty against major structural defects.  The Company does not believe that this change in warranty program will significantly impact its warranty expense.

Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
(In thousands)	2007	2006
Warranty accruals, beginning of year	$14,095	$13,940
Warranty expense on homes delivered during the period	7,709	9,899
Changes in estimates for pre-existing warranties	18	(272)
Settlements made during the period	(9,816)	(9,472)
Warranty accruals, end of year	$12,006	$14,095

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $174.8 million and $174.0 million were covered under the above guarantee as of December 31, 2007 and 2006, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantee on the above loans was deferred at December 31, 2007, and will be recognized in income as M/I Financial is released from its obligation under the guarantee.  M/I Financial did not repurchase any loans under the above agreements in 2007 or 2006, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these loans indemnified by M/I Financial was approximately $2.4 million as of both December 31, 2007 and 2006.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.9 million and $2.1 million at December 31, 2007 and 2006, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty, and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs.  Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project.  Management estimates the maximum amount that the Company could be required to pay under the completion guarantees was approximately $12.9 million and $11.1 million as of December 31, 2007 and 2006, respectively.  The risk associated with these guarantees is offset by the value of the underlying assets.  Under the loan maintenance guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of December 31, 2007, the total maximum amount of future payments the Company could be required to make under the loan maintenance guaranty was approximately $12.2 million.  Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, completion guarantees and loan maintenance guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.3 million and $2.5 million at December 31, 2007 and 2006, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 10.  Commitments and Contingencies

At December 31, 2007, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 748 homes with an aggregate sales price of approximately $233.1 million.  Based on our current housing gross margin of 12.6%, excluding the charge for impairment of inventory, plus variable selling costs of 3.4% of revenue, less payments to date on homes in backlog of $119.5 million, we estimate payments totaling approximately $92.1 million to be made in 2008 relating to those homes.  At December 31, 2007, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $133.9 million.  Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At December 31, 2007, the Company had outstanding $134.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2015.  Included in this total are: (1) $81.2 million of performance bonds and $27.0 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $5.2 million share of our LLCs’ letters of credit and bonds); (2) $20.1 million of financial letters of credit, of which $1.9 million represent deposits on land and lot purchase agreements and (3) $5.9 million of financial bonds.

At December 31, 2007, the Company has outstanding $1.5 million of corporate promissory notes.  These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties.  No interest or principal is due until the time of default.  In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At December 31, 2007, the Company has $0.2 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties, and, therefore, are restricted from general use.
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

NOTE 11.  Lease Commitments

Operating Leases.  The Company leases various office facilities, automobiles, model furnishings and model homes under operating leases with remaining terms of one to ten years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  The Company records the sale of the home at the time of the home closing, and defers profit on the sale, which is subsequently recognized over the lease term, in accordance with SFAS No. 66, “Statement of Financial Accounting Standards” and SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases-an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11.”

At December 31, 2007, the future minimum rental commitments totaled $20.5 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2008 - $6.4 million; 2009 - $3.6 million; 2010 - $2.9 million; 2011 - $3.0 million; 2012 - $2.6 million; and $2.0 million thereafter.  The Company’s total rental expense was $14.8 million, $12.7 million and $10.7 million for 2007, 2006 and 2005, respectively.

Capital Leases.  During 2007, the Company entered into various model furnishing leases that meet the criteria for recording as capital leases.  At December 31, 2007, the Company had recorded in Other Liabilities $0.9 million of capital lease obligations, with future minimum rental commitments of $0.6 million in 2008.

NOTE  12.  Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of December 31, 2007:

Issue Date	Maturity Date	Interest Rate	Principal Amount (In thousands)
7/15/2004	12/1/2022	6.00%	$ 4,755
7/15/2004	12/1/2036	6.25%	10,060
5/1/2004	5/1/2035	6.00%	9,280
3/15/2007	5/1/2037	5.20%	7,105
Total CDD bond obligations issued and outstanding as of December 31, 2007			$31,200

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded an $11.6 million liability related to these CDD bond obligations as of December 31, 2007, along with the related inventory infrastructure.

In addition, at December 31, 2007, the Company had outstanding a $0.8 million CDD bond obligation in connection with the purchase of land.  This obligation bears interest at a rate of 5.5% and matures November 1, 2010.  As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

NOTE  13.  Consolidated Inventory Not Owned and Related Obligation

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

As of December 31, 2007 and 2006, the Company had recorded $4.0 million and $3.3 million, respectively, within Inventory on the Consolidated Balance Sheet, representing the fair value of land under contract.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheet.

As of December 31, 2007, the Company also had recorded within Inventory on the Consolidated Balance Sheet $2.1 million of land for which the Company does not have title because the land was sold to a third party with an option to repurchase developed lots.  In accordance with SFAS 66, the Company has continuing involvement in the land as a result of the repurchase option, and therefore is not permitted to recognize the sale of the land.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheet.

NOTE 14.  Notes Payable Banks

At December 31, 2007, the Company’s homebuilding operations had borrowings totaling $115.0 million, financial letters of credit totaling $20.1 million and performance letters of credit totaling $25.1 million outstanding under the Second Amended and Restated Credit Facility dated October 6, 2006 (the “Credit Facility”).  The Credit Facility provides for a maximum borrowing amount of $500 million and the ability to increase the loan capacity up to $1.0 billion upon request by the Company and approval by the lender(s).  Under the terms of the Credit Facility, the $500 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) lesser of Credit Facility capacity and calculated borrowing base, less borrowing base indebtedness (including cash borrowings under the Credit Facility, senior notes, financial letters of credit and the 10% commitment on the MIF Credit Facility (as defined below)).  On August 28, 2007, we entered into the First Amendment (the “First Amendment”) to the Credit Facility.  Among other things, the First Amendment amended the Credit Facility by:  (1) reducing the Aggregate Commitment (as defined therein) from $650 million to $500 million; (2) incrementally reducing the required ratio of the Company’s consolidated EBITDA (as defined therein) to consolidated interest incurred (the “Interest Coverage Ratio” or “ICR”) beginning with the quarter ending December 31, 2007 and continuing through the quarter ending March 31, 2009, and then slightly increasing the ICR thereafter; (3) reducing the maximum permitted ratio of indebtedness to consolidated tangible net worth (the “Leverage Ratio”) if the ICR is less than 2.00 to 1.00, with the amount of the decrease dependent on the amount by which the ICR is below 2.00 to 1.00; (4) increasing certain pricing provisions when the ICR is less than 2.00 to 1.00; (5) providing that the value of speculative homes in the borrowing base shall not exceed $125 million; and (6) increasing the permitted percentage of speculative homes relative to total home closings.

As of December 31, 2007, borrowing availability was $169.5 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin ranging from zero to 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 100 to 237.5 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points, or the Federal Funds Rate plus 50 basis points.

The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of December 31, 2007, had approximately $40.0 million in excess of the required tangible net worth that would be available for payment of dividends.  In the event market conditions deteriorate further and significant impairment charges occur or a significant deferred tax asset valuation allowance is required, our tangible net worth may come close to or fall below the required minimum.  Violations of any of the covenants of the Credit Facility, if not cured or waived by the lenders, could result in optional maturity date acceleration by the lenders.  In the event that this were to occur, we would seek to amend the terms of the Credit Facility or replace the financing provided by the Credit Facility.  As of December 31, 2007, the Company was in compliance with all restrictive covenants of the Credit Facility.

At December 31, 2007, we had $40.4 million outstanding under the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”).  M/I Homes, Inc. and M/I Financial are co-borrowers under the MIF Credit Facility.  The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers, except for the period December 15, 2007 through January 15, 2008, when the maximum borrowing availability is increased to $65.0 million.  The maximum borrowing availability is limited to 95% of eligible mortgage loans.  In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans.  The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%.  Under the terms of the MIF Credit Facility, M/I Financial is required to maintain minimum net worth amounts and certain financial ratios.  As of December 31, 2007, the borrowing base was $55.4 million with $15.0 million of availability.  As of December 31, 2007, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Facility.

NOTE 15.  Mortgage Notes Payable

As of December 31, 2007 and 2006, the Company had outstanding a building mortgage note payable in the principal amount of $6.7 million and $6.9 million, respectively, with a fixed interest rate of 8.117% and maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2007 and 2006.

NOTE 16.  Senior Notes

At both December 31, 2007 and 2006, there were $200 million of 6.875% senior notes outstanding.  The senior notes are due April 2012 and are fully and unconditionally guaranteed jointly and severally by substantially all of the Company’s wholly-owned subsidiaries.  Certain of the Company’s subsidiary guarantors are required, in accordance with specific contractual agreements to maintain minimum levels of net worth, totaling $33.5 million as of December 31, 2007.  In addition, the Company is required under its Credit Facility and other contractual agreements, to maintain a total minimum net worth of approximately $537.1 million as of December 31, 2007.  The senior notes contain covenants that place limitations on the incurrence of additional indebtedness, payment of dividends, asset dispositions, certain investments and creations of liens, among other items.  The Company may redeem the senior notes, in whole or in part, at any time before April 2012 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the date of the redemption, if any, plus a “make-whole” premium based on U.S. Treasury Rates.  A majority of the subsidiaries of the Company have provided full and unconditional and joint and several guarantees.  Any subsidiaries of the parent company other than the subsidiary guarantors are minor.

As of December 31, 2007, the Company had $98.5 million available that could be used for the payment of dividends or share repurchases.  In the event market conditions deteriorate further and significant impairment charges occur or a significant deferred tax asset valuation allowance is required, the amount available for payment of dividends may be reduced to zero, in which case we would not be allowed, under the terms of the indenture covering the senior notes, to pay either common or preferred dividends until such time that net earnings are sufficient to create availability pursuant to the terms of the indenture.  As of December 31, 2007, the Company was in compliance with all restrictive covenants of the indenture covering the senior notes.

NOTE 17.  Universal Shelf Registration

As of December 31, 2007, $50 million remains available for future offerings under a $150 million universal shelf registration filed by the Company with the SEC in April 2002.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders.  The timing and amount of offerings, if any, will depend on market and general business conditions.

NOTE 18.  Preferred Shares

On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million that were used for the partial payment of the outstanding balance under the Credit Facility.  The Preferred Shares were offered pursuant to our universal shelf registration statement.  The Preferred Shares are non-cumulative and have a liquidation preference equal to $25 per depositary share.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if within 90 days after public notice of the occurrence thereof, the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share plus any accrued and unpaid dividends through the date of redemption for the then current quarterly dividend period.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities and will remain outstanding indefinitely unless redeemed by us.  The Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event we do not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on our Board of Directors.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”  As of December 31, 2007, total dividends paid on preferred shares in 2007 were approximately $7.3 million.

NOTE 19.  Income Taxes

The (benefit) provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Federal	$(48,955)	$12,309	$50,884
State and local	(9,441)	3,700	8,427
Total	$(58,396)	$16,009	$59,311

	Year Ended December 31,
(In thousands)	2007	2006	2005
Current	$(31,585)	$46,085	$58,490
Deferred	(26,811)	(30,076)	821
Total	$(58,396)	$16,009	$59,311

For the years ended December 31, 2007, 2006, and 2005, the Company’s effective tax rate was 38.7%, 35.3%, and 37.6%, respectively. Beginning in 2005, the American Jobs Creation Act of 2004 introduced a special 3% tax deduction under Internal Revenue Code Section 199, “Income Attributable to Domestic Production Activities” (“Section 199”).  In 2005 and 2006, this Section 199 deduction was accounted for as a permanent difference and reduced current federal income tax expense.  In 2007, this item reduced the current federal income tax benefit as the carryback of the 2007 federal taxable loss decreased the benefit originally claimed in the 2005 federal tax return.  A change in the State of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, and the settlement of certain state tax-related items also reduced our effective rate in 2006 and 2005.  Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Federal taxes at statutory rate	$(52,807)	$15,857	$55,260
State and local taxes – net of federal tax benefit	(6,137)	2,405	5,478
Manufacturing credit	1,519	(1,354)	(1,540)
Other	(1,221)	(899)	113
Change in valuation allowance	250	-	-
Total	$(58,396)	$16,009	$59,311

The Company files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2004.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The implementation of FIN 48, did not result in any change by the Company of its liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:
(In thousands)
Balance at January 1, 2007	$6,787
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	679
Reductions for tax positions of prior years	(1,320)
Settlements	-
Balance at December 31, 2007	$6,146

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The Company recognized $0.2 million in interest and penalty charges in 2007 and $0.5 million in both 2006 and 2005.  The Company had approximately $2.0 million for both the payment of interest and the payment of penalties accrued at both December 31, 2007, and 2006, respectively.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months.  The possible decrease could result from the finalization of the Company’s federal and various state income tax audits.  The Company’s federal income tax audit concerns various deductions taken in its 2004 and 2005 federal income tax returns, while various state income tax audits primarily are concerned with apportionment-related issues.  The estimated range of the reasonably possible decrease spans from a zero decrease to a decrease of $1.2 million related to lapse in statutes.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:
	December 31,
(In thousands)	2007	2006
Deferred tax assets:
Warranty, insurance and other accruals	$18,231	$12,830
Asset impairment charges	49,188	31,200
State taxes	20	145
Net operating loss carryforward	5,500	-
Deferred charges	2,431	3,257
Total deferred tax assets	75,370	47,432
Deferred tax liabilities:
Depreciation	6,732	7,084
Prepaid expenses	521	625
Total deferred tax liabilities	7,253	7,709
Less Valuation Allowance	250	-
Net deferred tax asset	$67,867	$39,723

The Company had deferred tax assets of $67.9 million at December 31, 2007, net of a $250,000 valuation allowance.  These assets were largely generated as a result of inventory impairments that the Company incurred in both 2006 and 2007. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if, based on the available evidence it is more likely than not that such assets will not be realized.  Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion.  In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.

The Company’s analysis of the need for a valuation allowance recognizes that while the Company has not incurred a cumulative loss over its evaluation period, a substantial loss was incurred in 2007.  However, a substantial portion of this loss was the result of the difficult current market conditions that led to the impairments of certain tangible assets as well as goodwill.  Consideration has also been given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having loss carryforwards expire unused.

If future events change the outcome of the Company’s projected return to profitability, a substantial valuation allowance may be required to reduce the deferred tax assets.  A valuation allowance of $250,000 was established in 2007 due to net deferred tax assets that will not be realized due to the phase out of the Ohio income tax.  Management believes that the Company will have sufficient available carry-backs and future taxable income to realize the benefits of the remaining deferred net tax assets.  At December 31, 2007, the Company had a Federal net operating loss (“NOL”) carry-back of approximately $145.0 million, which the Company believes will be fully utilized.  The Company also had state NOLs of $152.0 million.  These state operating loss carryforwards will begin to expire in 2022.

Based on our history of profitable operations and the expectation of future profitability, the Company expects to fully utilize these NOLs.  Management believes that the Company will have sufficient available carrybacks and future taxable income to realize the benefits of the remaining deferred net tax assets.  However, the Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

NOTE 20.  Financial Instruments

Mortgage loans held for sale.  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered either through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $15.4 million and $9.5 million at December 31, 2007 and 2006, respectively.  At December 31, 2007, the fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of less than $0.1 million under the matched terms method of SFAS 133, and we recognized income of less than $0.1 million for the year ended December 31, 2007.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $43.0 million and $43.2 million, respectively, at December 31, 2007, and were $47.7 million and $48.9 million, respectively, at December 31, 2006.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of December 31, 2007, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.4 million and an expense of $0.5 million for the year ended December 31, 2007.

Loan commitments.  To meet financing needs of our home-buying customers, M/I Financial is party to IRLCs, which are extended to certain customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Certain IRLCs are committed to a specific third-party investor and are matched with best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $2.1 million and $10.2 million at December 31, 2007 and 2006, respectively.  Both the IRLCs and the best-efforts whole loan delivery contracts are derivatives and are recorded at fair value with changes in fair value recorded in financial services revenue.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts whole loan delivery commitments resulted in a liability of less than $0.1 million.  At December 31, 2006, the fair value of the committed IRLCs resulted in an asset of $0.1 million and the fair value of the related best-efforts whole loan delivery commitments resulted in an offsetting liability of $0.1 million.  For the years ended December 31, 2007, 2006 and 2005, we recognized less than $0.1 million of expense, less than $0.1 million of income and $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

The IRLCs that are not committed to a third-party investor under best-efforts whole loan delivery commitments (the “uncommitted IRLCs”) are derivatives and are recorded at fair value with changes in fair value recorded in financial services revenue.  At December 31, 2007 and 2006, the notional amount of the uncommitted IRLC loans was $34.3 million and $37.8 million, respectively.  The fair value adjustment related to these commitments, which is based on quoted market prices, resulted in an asset of $0.2 million and an asset of less than of $0.1 million at December 31, 2007 and 2006, respectively.  For the years ended December 31, 2007, 2006 and 2005, the Company recognized income of $0.2 million and $0.3 million, and $0.4 million of expense, respectively, relating to marking these commitments to market.

FMBSs are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in financial services revenue.  At December 31, 2007, the notional amount under the FMBSs was $37.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million.  At December 31, 2006, the notional amount under the FMBSs was $36.0 million, and the related fair value adjustment resulted in an asset of $0.1 million.  For the years ended December 31, 2007, 2006 and 2005, the Company recognized $0.3 million of expense, $0.3 million of income and $0.2 million of expense, respectively, relating to marking these FMBSs to market.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2007 and 2006.  SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including cash in escrow	$22,745	$22,745	$70,454	$70,454
Mortgage loans held for sale	54,127	54,127	54,491	54,491
Other assets	18,516	24,745	31,443	31,356
Notes receivable	12,528	12,321	6,080	5,919
Commitments to extend real estate loans	226	226	96	96
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	-	-	-	-
Forward sale of mortgage-backed securities	-	-	198	198
Liabilities:
Notes payable banks	155,400	155,400	439,900	439,900
Mortgage notes payable	6,703	7,055	6,944	7,277
Senior notes	198,912	163,000	198,656	179,750
Commitments to extend real estate loans	-	-	-	-
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	107	107	88	88
Forward sale of mortgage-backed securities	617	617	-	-
Other liabilities	57,749	57,749	63,551	63,551
Off-Balance Sheet Financial Instruments:
Letters of credit	-	551	-	1,432

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2007 and 2006:

Cash, Cash Held in Escrow and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, and Senior Notes.  The fair value of these financial instruments was determined based upon market quotes at December 31, 2007 and 2006.

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

Letters of Credit.  Letters of credit and outstanding completion bonds of $134.2 million and $153.4 million represent potential commitments at December 31, 2007 and 2006, respectively.  The letters of credit generally expire within one or two years.  The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 21.  Business Segments

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

Midwest	Florida (2)	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana		Charlotte, North Carolina
Chicago, Illinois (1)		Raleigh, North Carolina

(1)	The Company announced its entry into the Chicago market during the second quarter of 2007, and has not purchased any land or sold or closed any homes in this market as of December 31, 2007.

(2)
In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this segment for all years presented have been reclassified as discontinued operations in accordance with SFAS 144.

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

The chief operating decision makers utilize operating income, defined as income before interest and income taxes, as a performance measure.

	Year Ended December 31,
(In thousands)	2007	2006	2005
Revenue:
Midwest homebuilding	$358,441	$493,156	$650,689
Florida homebuilding	312,930	496,998	347,372
Mid-Atlantic homebuilding	326,451	260,059	286,926
Other homebuilding - unallocated (a)	(424)	647	6,622
Financial services	19,062	27,125	28,635
Intercompany eliminations	-	(3,840)	(7,740)
Total revenue	$1,016,460	$1,274,145	$1,312,504

Operating (loss) income:
Midwest homebuilding (b)	$(10,377)	$897	$74,652
Florida homebuilding (b)	(63,117)	100,390	58,337
Mid-Atlantic homebuilding (b)	(43,547)	(21,955)	46,601
Other homebuilding - unallocated (a)	386	156	1,234
Financial services	8,517	15,816	18,420
Less: Corporate selling, general and administrative expense (c)	(27,395)	(34,191)	(27,804)
Total operating (loss) income	$(135,533)	$61,113	$171,440

Interest expense:
Midwest homebuilding	$4,788	$6,408	$6,793
Florida homebuilding	5,877	4,609	2,637
Mid-Atlantic homebuilding	3,815	4,384	3,754
Financial services	636	406	371
Corporate	227	-	-
Total interest expense	$15,343	$15,807	$13,555

(Loss) income from continuing operations before income taxes	$(150,876)	$45,306	$157,885

Assets:
Midwest homebuilding	$356,958	$432,572	$467,824
Florida homebuilding	252,324	426,806	310,619
Mid-Atlantic homebuilding	276,895	349,929	299,789
Financial services	59,658	61,145	77,111
Corporate	157,212	110,661	79,732
Assets of discontinued operation	14,598	95,966	94,603
Total assets	$1,117,645	$1,477,079	$1,329,678

Investment in unconsolidated LLCs:
Midwest homebuilding	$15,705	$17,570	$20,160
Florida homebuilding	24,638	32,078	29,750
Mid-Atlantic homebuilding	-	-	-
Financial services	-	-	19
Total investment in unconsolidated LLCs	$40,343	$49,648	$49,929

Depreciation and amortization:
Midwest homebuilding	$543	$182	$148
Florida homebuilding	1,603	1,689	834
Mid-Atlantic homebuilding	849	244	46
Financial services	498	383	88
Corporate	4,495	4,229	3,381
Total depreciation and amortization	$7,988	$6,727	$4,497

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

(b) The years ending December 31, 2007 and 2006 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $152.0 million and $74.2 million, respectively.  These charges reduced operating income by $8.8 million and $25.0 million in the Midwest region, $88.3 million and $7.3 million in the Florida region and $54.9 million and $41.9 million in the Mid-Atlantic region, respectively.

(c) The years ending December 31, 2007 and 2006 include the impact of severance charges of $5.4 million and $7.0 million, respectively.  The Company did not have any severance charges in 2005.  The year ended December 31, 2007 also includes the write-off of $5.2 million of intangibles

NOTE 22.  Subsequent Events

On February 13, 2008, the Board of Directors approved a $0.025 per common share cash dividend payable to shareholders of record of its common shares on April 1, 2008, payable on April 18, 2008.

On February 13, 2008, the Board of Directors also declared a $0.609375 per depository share cash dividend on its 9.75% Series A Preferred Shares payable to shareholders of record of its preferred shares on March 4, 2008, payable on March 17, 2008.

NOTE 23.  Supplementary Financial Data (Unaudited)

The following tables set forth our selected consolidated financial and operating data for the periods indicated.  These tables should be read together with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
(Dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$340,460	$232,983	$226,448	$216,569
Gross margin (a)	$(20,388)	$20,858	$(10,226)	$45,243
Net (loss) income from continuing operations (b)	$(42,315)	$(16,805)	$(35,431)	$2,071
Discontinued operation, net of tax (c)	$(26,145)	$(4,911)	$(4,748)	$158
Net (loss) income	$(68,460)	$(21,716)	$(40,179)	$2,229

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
(Dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$442,979	$296,414	$305,966	$228,786
Gross margin (a)	$35,833	$70,208	$82,736	$58,942
Net (loss) income from continuing operations (b)	$(13,716)	$14,371	$18,188	$10,454
Discontinued operation, net of tax (c)	$2,747	$814	$93	$5,924
Net (loss) income	$(10,969)	$15,185	$18,281	$16,378

(a)
First, second, third and fourth quarters of 2007 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs of $1.2 million, $58.2 million, $24.2 million and $64.7 million, respectively.  There were no charges relating to the impairment of inventory and investment in unconsolidated LLCs in the first and second quarters of 2006, and $1.9 million and $65.3 million in the third and fourth quarters of 2006, respectively.

(b)
First, second, third and fourth quarters of 2007 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs, the write-off of land deposits and pre-acquisition costs and the write-off of goodwill and intangible assets of $1.4 million, $39.8 million, $15.4 million and $40.4 million, respectively.  We had charges relating to the impairment of inventory and investment in unconsolidated LLCs, the write-off of land deposits and pre-acquisition costs and the write-off of goodwill and intangible assets of $0.4 million, $0.9 million, $2.5 million and $43.0 million in charges in the first, second, third and fourth quarters of 2006, respectively.

(c)
There were no charges relating to the impairment of inventory and investment in unconsolidated LLCs, write-offs of land deposits and pre-acquisition costs and the write-off of goodwill and intangible assets included in discontinued operation for the first quarter of 2007.  Discontinued operation for the second, third and fourth quarters of 2007 includes the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs, write-offs of land deposits and pre-acquisition costs and the write-off of goodwill and intangible assets of $4.9 million, $5.0 million and $26.3 million, respectively.  There were no charges relating to the impairment of inventory and investment in unconsolidated LLCs, write-offs of land deposits and pre-acquisition costs and the write-off of goodwill and intangible assets in the first, second and third quarters of 2006, and $2.9 million in charges in the fourth quarter of 2006.  For more information regarding discontinued operation, please refer to Note 2 of our Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants during the years ended December 31, 2007 and 2006.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed by the Company's management, with the participation of the Company's principal executive officer and principal financial officer as contemplated by Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

The Company’s management, with the participation of the principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectivness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 75 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During 2007, certain changes in responsibility for performing internal control procedures occurred as a result of various workforce reductions.  Management, with the participation of the principal executive and principal financial officers, has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

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

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that has not been reported on a Form 8-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 4, 2008 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Columbus, Ohio
March 4, 2008

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to the common shares issuable under the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,018,419	$39.31	600,518
Equity compensation plans not approved by shareholders (2)	100,532	-	634,152
Total	1,118,951	$39.31	1,234,670

(1) Consists of the Company’s 1993 Stock Incentive Plan as Amended (998,350 outstanding stock options and 3,001 restricted shares) and the Company’s 2006 Director Equity Incentive Plan (17,068 outstanding stock units).  The weighted average exercise price relates to the stock options granted under the 1993 Stock Incentive Plan as Amended.  The stock units granted under the 2006 Director Equity Incentive Plan are “full value awards” that were issued at an average unit price of $31.51, and will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.  The restricted shares had a fair market value of $33.86 on the day of grant.  There are 182,932 common shares remaining available for future issuance under this plan, of which, 10,000 shares remain available for the issuance of Whole Shares.  Pursuant to the terms of the 1993 Stock Incentive Plan as Amended, the maximum number of common shares in respect of which awards may be granted under the plan in each calendar year is five percent of the total outstanding common shares as of the first day of each such calendar year.  Refer to Note 3 of the Company’s Consolidated Financial Statements for further discussion of these plans.

(2) Consists of the Company’s Director Deferred Compensation Plan and the Company’s Executives’ Deferred Compensation Plan.  The average unit price of the outstanding “phantom stock” units is $28.65.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into phantom stock units which will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.  Refer to Note 3 of the Company’s Consolidated Financial Statements for further discussion of these plans.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
 INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(1) The following financial statements are contained in Item 8:
		Page in
		this
	Financial Statements	Report

	Report of Independent Registered Public Accounting Firm	42
	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	43
	Consolidated Balance Sheets as of December 31, 2007 and 2006	44
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006
	and 2005	45
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	46
	Notes to Consolidated Financial Statements	47-72

(2)	Financial Statement Schedules:

	None required.

(3)	Exhibits:

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

3.5
Certificate of Amendment by Directors to Article Fourth of the Company’s Amended and Restated Articles of Incorporation dated March 13, 2007, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on From 8-K filed March 15, 2007.

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

4.3	Registration Rights Agreement dated as of March 24, 2005, amoung the Company, the Guarantors listed on the signature page thereof and Initial Purchasers listed on the signature page thereof, incorporated herein by reference to Exhibit 4.2 of the Company's Report on Form 8-K dated as of March 24, 2005.

4.4
Specimen certificate representing the 9.75% Series A Preferred Shares, par value $0.1 per share, of the Company, incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 15, 2007.

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

10.6*
Fifth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated November 7, 2006, incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.7*
Sixth Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated December 13, 2006, incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

10.9
Amendment to Second Amended and Restated Credit Agreement effective as of December 22, 2006 by and among M/I Homes, Inc. as borrower and JPMorgan Chase Bank, N.A. as agent, and the lenders party to that certain Second Amended and Restated Credit Agreement dated October 6, 2006, incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.10
First Amendment to Second Amended and Restated Credit Agreement dated August 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007.

10.11
First Amended and Restated Revolving Credit Agreement Among M/I Financial, Corp. and M/I Homes, Inc., as the Borrowers, and Guaranty Bank, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2006.

10.12	First Amendment to First Amended and Restated Revolving Credit Agreement effective as of November 13, 2006, by and among M/I Financial Corp., the Company and Guaranty Bank. (Filed herewith.)

10.13
Second Amendment to First Amended and Restated Revolving Credit Agreement effective as of April 27, 2007 by and among M/I Financial Corp., the Company and Guaranty Bank, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.14
Third Amendment to First Amended and Restated Revolving Credit Agreement effective as of August 8, 2007 by and among M/I Financial Corp., the Company and Guaranty Bank, hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2007.

10.15*
M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated April 22, 1999, hereby incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.16*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.17*
Second Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.18*
Third Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated April 27, 2006, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.19	M/I Homes, Inc. 2006 Director Equity Incentive Plan, hereby incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K dated as of April 27, 2006.

10.20	First Amendment to the M/I Homes, Inc. 2006 Director Equity Incentive Plan, hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated as of April 27, 2006.

10.21	Form of M/I Homes, Inc. 2006 Director Equity Incentive Plan Stock Units Awards Agreements, incorporated herein by reference to Exhibit 10.1 the Company's Current Report of Form 8-K filed on August 21, 2006.

10.22	M/I Homes, Inc. Director Deferred Compensation Plan, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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

10.25
Third Amendment to M/I Homes, Inc. Director Deferred Compensation Plan dated January 1, 2005, hereby incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.26*
Amended and Restated M/I Homes, Inc. Executives’ Deferred Compensation Plan dated April 18, 2001, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.27*
First Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated July 1, 2001, hereby incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.28*
Second Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated June 19, 2002, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.29*
Third Amendment to M/I Homes, Inc. Executives’ Deferred Compensation Plan dated as of March 8, 2004, hereby incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.30*
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

10.31*
Change of Control Agreement between the Company and Phillip G. Creek dated as of March 8, 2004, hereby incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.32*
Separation Agreement effective July 25, 2006 by and between Steven Schottenstein and the Company, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of July 27, 2006.

10.33*	M/I Homes, Inc. 2004 Executive Officers Compensation Plan, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.34*
The Company’s 2006 Award Formulas and Performance Goals for the Chairman and Chief Executive Officer, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current  Report on Form 8-K dated February 13, 2006.

10.35*	The Company's 2006 Award Formulas and Performcane Goals for the Vice Chairman and Chief Operating Officer, hereby incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 13, 2006.

10.36*
The Company’s 2006 Award Formulas and Performance Goals for the Executive Vice President and Chief Financial Officer, hereby incorporated by reference to Exhibit 10.3 of the Company’s Current  Report on Form 8-K dated February 13, 2006.

10.37*
The Company’s 2006 Award Formulas and Performance Goals for the Executive Vice President, General Counsel and Secretary, hereby incorporated by reference to Exhibit 10.4 of the Company’s Current  Report on Form 8-K dated February 13, 2006.

10.38*	M/I Homes, Inc. President’s Circle Bonus Pool Plan, hereby incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated February 13, 2006.

10.39*
Form of 2007 Award Formulas and Performance Goals Under the 2004 Executive Officer Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.40*	Form of 2008 Award Formulas and Performance Goals under the 2004 Executive Officer Compensation Plan, incorporated herein reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2008.

10.41*
Form of Performance-Based Restricted Stock Award Agreement Under the 1993 Stock Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.42*	Form of Performance-Based Stock Option Award Agreement Under the 1993 Stock Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 16, 2007.

10.43	Agreement for Purchase and Sale, dated as of December 21, 2007, by and between M/I Homes of West Palm Beach, LLC, as seller, and KLP East LLC, as purchaser. (Filed herewith.)

10.44	Amendment to Agreement for Purchase and Sale, dated as of December 27, 2007, by and between M/I Homes of West Palm Beach, LLC, as a seller, and KLP East LLC, as purchaser. (Filed herewith.)

21	Subsidiaries of Company. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

* Management contract or compensatory plan or arrangement.

(b) Exhibits

Reference is made to Item 15(a)(3) above. The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description

10.12	First Amendment to First Amended and Restated Revolving Credit Agreement effective as of November 13, 2006, by and among M/I Financial Corp., the Company and Guaranty Bank. (Filed herewith.)

10.43	Agreement for Purchase and Sale, dated as of December 21, 2007, by and between M/I Homes of West Palm Beach, LLC, as seller, and KLP East LLC, as purchaser. (Filed herewith.)

10.44	Amendment to Agreement for Purchase and Sale, dated as of December 27, 2007, by and between M/I Homes of West Palm Beach, LLC, as a seller, and KLP East LLC, as purchaser. (Filed herewith.)

21	Subsidiaries of Company.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statement Schedules

None required.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 4th day of March 2008.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March 2008.

NAME AND TITLE	NAME AND TITLE

JOSEPH A. ALUTTO*	/s/Robert H. Schottenstein
Joseph A. Alutto	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
FRIEDRICH K. M. BÖHM*	(Principal Executive Officer)
Friedrich K. M. Böhm
Director	/s/Phillip G. Creek
Phillip G. Creek
YVETTE MCGEE BROWN*	Executive Vice President,
Yvette McGee Brown	Chief Financial Officer and Director
Director	(Principal Financial Officer)

THOMAS D. IGOE*	/s/Ann Marie W. Hunker
Thomas D. Igoe	Ann Marie W. Hunker
Director	Vice President, Corporate Controller
(Principal Accounting Officer)
J. THOMAS MASON*
J. Thomas Mason
Executive Vice President, General
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