Form 10-Q
period 2008-03-31
M I HOMES INC
filed 2008-05-06
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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
Common shares, par value $.01 per share: 14,018,489 shares outstanding as of April 30, 2008

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2008 (Unaudited) and
		December 31, 2007	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three Months Ended March 31, 2008 and 2007	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Three Months Ended March 31, 2008	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2008 and 2007	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

	Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	42

	Item 1A.	Risk Factors	42

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 3.	Defaults Upon Senior Securities	44

	Item 4.	Submission of Matters to a Vote of Security Holders	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	45

Signatures			46

Exhibit Index			47

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$1,615	$1,506
Cash held in escrow	11,607	21,239
Mortgage loans held for sale	29,923	54,127
Inventories	747,850	797,329
Property and equipment - net	30,806	35,699
Investment in unconsolidated limited liability companies	34,087	40,343
Income tax receivable	20,241	53,667
Deferred income taxes	57,456	67,867
Other assets	25,076	31,270
Assets of discontinued operation	3,232	14,598
TOTAL ASSETS	$961,893	$1,117,645

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$53,175	$66,242
Accrued compensation	2,905	9,509
Customer deposits	6,660	6,932
Other liabilities	54,405	58,473
Community development district obligations	12,276	12,410
Obligation for consolidated inventory not owned	7,413	7,433
Liabilities of discontinued operation	6,661	14,286
Notes payable banks - homebuilding operations	42,000	115,000
Note payable bank - financial services operations	11,200	40,400
Mortgage notes payable	6,640	6,703
Senior notes – net of discount of $1,024 and $1,088, respectively, at March 31, 2008
and December 31, 2007	198,976	198,912
TOTAL LIABILITIES	402,311	536,300

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	79,967	79,428
Retained earnings	454,778	477,339
Treasury shares – at cost – 3,608,279 and 3,621,333 shares, respectively, at March 31, 2008
and December 31, 2007	(71,664)	(71,923)
TOTAL SHAREHOLDERS’ EQUITY	559,582	581,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$961,893	$1,117,645

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$156,085	$216,569
Costs, expenses and other income:
Land and housing	131,568	170,181
Impairment of inventory and investment in unconsolidated LLCs	21,107	1,145
General and administrative	17,558	20,741
Selling	13,726	17,131
Interest	4,439	4,028
Other Income	(5,555)	-
Total costs, expenses and other income	182,843	213,226

(Loss) income before income taxes	(26,758)	3,343

(Benefit) provision for income taxes	(6,608)	1,272

(Loss) income from continuing operations	(20,150)	2,071

Discontinued operation, net of tax	380	158

Net (loss) income	(19,770)	2,229

Preferred dividends	2,437	-

Net (loss) income to common shareholders	$(22,207)	$2,229

Earnings per common share:
Basic:
(Loss) earnings from continuing operations	$(1.61)	$0.15
Earnings from discontinued operation	$0.03	$0.01
Basic (loss) earnings	$(1.58)	$0.16
Diluted:
(Loss) earnings from continuing operations	$(1.61)	$0.15
Earnings from discontinued operation	$0.03	$0.01
Diluted (loss) earnings	$(1.58)	$0.16

Weighted average shares outstanding:
Basic	14,007	13,943
Diluted	14,007	14,120

Dividends per common share	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2008
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2007	4,000	$96,325	14,004,790	$176	$79,428	$477,339	$(71,923)	$581,345
Net loss						(19,770)		(19,770)
Dividends on preferred shares, $609.375 per
share						(2,437)		(2,437)
Dividends on commons shares, $0.10 per
common shares						(354)		(354)
Income tax benefit from stock options and
deferred compensation distributions					(92)			(92)
Stock options exercised			900		(10)		18	8
Stock-based compensation expense					825			825
Deferral of executive and director
compensation					57			57
Executive and director deferred compensation
distributions			12,154		(241)		241	-
Balance at March 31, 2008	4,000	$96,325	14,017,844	$176	$79,967	$454,778	$(71,664)	$559,582

        See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$(19,770)	$2,229
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	18,563	2,200
Impairment of investment in unconsolidated limited liability companies	3,748	-
Mortgage loan originations	(84,122)	(118,385)
Proceeds from the sale of mortgage loans	113,046	146,804
Fair value adjustment of mortgage loans held for sale	(1,355)	(286)
Net (gain) loss from property disposals	(5,532)	82
Depreciation	1,323	1,225
Amortization of intangibles, debt discount and debt issue costs	398	700
Stock-based compensation expense	825	976
Deferred income tax expense	10,411	2,319
Income tax receivable	33,426	-
Excess tax benefits from stock-based payment arrangements	92	(101)
Equity in undistributed loss of limited liability companies	13	81
Write-off of unamortized debt discount and financing costs	1,059	-
Change in assets and liabilities:
Cash held in escrow	9,637	41,934
Inventories	42,840	6,349
Other assets	5,798	(5,567)
Accounts payable	(14,280)	574
Customer deposits	(1,455)	(891)
Accrued compensation	(6,751)	(17,325)
Other liabilities	(9,162)	(9,722)
Net cash provided by operating activities	98,752	53,196

INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(1,017)
Proceeds from the sale of property	9,454	-
Investment in unconsolidated limited liability companies	(2,074)	(1,252)
Return of investment from unconsolidated limited liability companies	357	35
Net cash provided by (used in) investing activities	7,734	(2,234)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(102,200)	(154,700)
Principal repayments of mortgage notes payable and community
development district bond obligations	(134)	(130)
Proceeds from preferred shares issuance – net of issuance costs of $3,675	-	96,325
Debt issue costs	(922)	(38)
Payments on capital lease obligations	(246)	(194)
Dividends paid	(2,791)	(351)
Proceeds from exercise of stock options	8	744
Excess tax benefits from stock-based payment arrangements	(92)	101
Net cash used in financing activities	(106,377)	(58,243)
Net increase (decrease) in cash	109	(7,281)
Cash balance at beginning of period	1,506	11,516
Cash balance at end of period	$1,615	$4,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$(573)	$1,149
Income taxes	$304	$10,011

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(63)	$(142)
Consolidated inventory not owned	$(20)	$76
Capital lease obligations	$-	$1,030
Distribution of single-family lots from unconsolidated limited liability companies	$4,609	$169
Non-monetary exchange of fixed assets	$13,000	$-
Deferral of executive and director compensation	$57	$584
Executive and director deferred compensation distributions	$241	$417

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries.  All intercompany transactions have been eliminated.  Results for the interim period are not necessarily indicative of results for a full year.  In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period.  Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows.  With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes and contingencies.  Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in Part I of this report, in “Item 1A. Risk Factors” in Part II of this report and in “Item 1A. Risk Factors” in Part I of our 2007 Form 10-K.

NOTE 2.   Impact of Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value by clarifying the exchange price notion presented in earlier definitions and providing a framework for measuring fair value.  SFAS 157 also expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB deferred the provisions of SFAS 157 relating to non-financial assets and liabilities that are not measured on a recurring basis, and is now effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years.  The Company is still in the process of determining the impact, if any, the adoption of SFAS 157 for non-financial assets and liabilities will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 also provides presentation and disclosure requirements that will enable users to compare similar types of assets and liabilities of different entities that have different measurement attributes.  The Company adopted SFAS 159 on January 1, 2008, and the adoption did not have a material impact on its consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”).  SAB 109, which revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments,” specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company adopted SAB 109 on January 1, 2008, and the adoption did not have a material impact on its consolidated financial statements.

NOTE 3.   Fair Value Measurements

Effective January 1, 2008, the Company adopted and implemented SFAS 159 for its mortgage loans held for sale, and adopted SAB 109 for both mortgage loans held for sale and interest rate lock commitments (“IRLCs”).  Electing fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them.

In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives pursuant to the requirements of SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“SFAS 133”), and accordingly, are marked to fair value through earnings.  Fair value is determined pursuant to SFAS 157 and SAB 109, both of which the Company adopted on a prospective basis as of the beginning of 2008.  Fair value measurements are included in earnings on the accompanying statements of operations.  For the quarter ended March 31, 2008, the Company recognized a $1.4 million fair value adjustment as the result of including the servicing release premiums in the fair value calculation as required by SAB 109.

SFAS 157 (a) establishes a common definition for fair value to be applied to assets and liabilities; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements.  SFAS 157 gives us three measurement input levels for determining fair value, which are Level 1, Level 2 and Level 3.  Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The fair value is based on published prices for mortgage-backed securities with similar characteristics and the buyup fees received or buydown fees to be paid upon securitization of the loan. The buyup and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date.  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are closed at cost, which includes all fair value measurement in accordance with SFAS 133.

Loan Commitments: IRLCs are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  For the three months ended March 31, 2008 and 2007, we recognized $0.2 million and less than $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  For the three months ended March 31, 2008 and 2007, we recognized income of $0.8 million and expense of $0.1 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  For the three months ended March 31, 2008 and 2007, we recognized $0.2 million and $0.1 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.  For the three months ended March 31, 2008, we recognized expense of $0.2 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For the three months ended March 31, 2008, we recognized income of $0.4 million relating to marking these FMBSs to market.

Description of Financial Instrument (In Thousands)	Fair Value Measurements March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage loans held for sale	$424	$-	$424	$-
Mortgage-backed securities	(419)	-	(419)	-
Interest rate lock commitments	1,029	-	1,029	-
Best efforts contracts	(267)	-	(267)	-

Total	$767	$-	$767	$-

NOTE 4.   Discontinued Operation

In December 2007, the Company sold substantially all of its West Palm Beach, Florida division to a private builder and announced it would exit this market.  As of March 31, 2008, the Company had 12 units of backlog with a sales value of $3.7 million that will be completed and delivered through approximately June 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), results of our West Palm Beach division have been classified as a discontinued operation, and prior periods have been restated to be consistent with the March 31, 2008 presentation.  The Company’s Condensed Consolidated Balance Sheets reflect the assets and liabilities of the discontinued operation as separate line items, and the operations of its West Palm Beach division for the current and prior periods are reported in discontinued operation on the Condensed Consolidated Statements of Operations.  Discontinued operation includes revenues from our West Palm Beach division of $9.4 million and $7.9 million for the three months ended March 31, 2008 and 2007, respectively, and pre-tax income of $0.6 million and $0.3 million for those same periods.

NOTE 5.   Stock-Based Compensation

On February 12, 2008, the Company awarded 408,500 stock options under the Company’s 1993 Stock Incentive Plan (the “Stock Incentive Plan”) that vest 20% annually over five years.  These equity awards were granted at a price of $17.66, which represents the closing price of the Company’s common shares on the date of the grant.  The grant date fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model.  The grant date fair value of the stock options vesting 20% annually over five years was $7.61.  The Company expenses awards over the vesting period, with those awards having only service conditions on a straight-line basis, and those awards having both performance and service conditions on an accelerated basis, in accordance with the provisions of SFAS 123(R), “Share Based Payment.”  For the awards having performance conditions, the expense recorded for the three months ended March 31, 2008 was determined based on the number of awards that are currently estimated to be earned by each participant based on his or her respective 2008 performance conditions.

Total recorded compensation expense relating to the Stock Incentive Plan was approximately $0.8 million for the three months ended March 31, 2008.  As of March 31, 2008, there was a total of $8.4 million, $0.3 million and less than $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.2 years, 1.3 years and 1.5 years for the service awards, bonus awards and performance-based awards, respectively.

NOTE 6.   Inventory

A summary of the Company’s inventory as of March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
(In thousands)	2008	2007
Single-family lots, land and land development costs	$464,541	$489,953
Land held for sale	3,559	8,523
Homes under construction	248,103	264,912
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2008 - $977;
December 31, 2007 - $1,236)	10,938	11,750
Community development district infrastructure (Note 13)	11,562	11,625
Land purchase deposits	3,041	4,431
Consolidated inventory not owned (Note 14)	6,106	6,135
Total inventory	$747,850	$797,329

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

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of March 31, 2008 and December 31, 2007, we had 571 homes (valued at $99.3 million) and 632 homes (valued at $117.7 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 7 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the three months ended March 31, 2008, the Company wrote off $1.2 million in option deposits and pre-acquisition costs.  Refer to Note 7 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 7.  Valuation Adjustments and Write-offs

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

Operating communities.  For existing operating communities which may have impairment indicators, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases, projected sales price and sales pace of each existing or planned community; the estimated land development and home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.

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

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed above in Note 6, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets, or the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach, in accordance with SFAS 144.

Land held for sale.  Land held for sale includes land that meets the six criteria defined in SFAS 144, as further discussed above in Note 6.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  Fair value is determined based on the expected third party sale proceeds.

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated LLCs for impairment in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Investments In Common Stock” (“APB 18”), and SEC SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB Topic 5M”).  When evaluating the LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 10.

As discussed in Note 10, during the first quarter of 2008, one of the Company’s unconsolidated limited liability companies was in default of its loan agreement and agreeable terms were not reached for the Company to continue its interest in this LLC.  During the three months ended March 31, 2008, the Company wrote off its remaining investment of $3.7 million.

A summary of the Company’s valuation adjustments and write-offs for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Impairment of operating communities:
Midwest	$2,519	$(240)
Florida	3,130	307
Mid-Atlantic	94	1,078
Total impairment of operating communities (a)	$5,743	$1,145
Impairment of future communities:
Midwest	$-	$-
Florida	4,380	-
Mid-Atlantic	-	-
Total impairment of future communities (a)	$4,380	$-
Impairment of land held for sale:
Midwest	$-	$-
Florida	7,235	-
Mid-Atlantic	-	-
Total impairment of land held for sale (a)	$7,235	$-
Option deposits and pre-acquisition costs write-offs:
Midwest	$24	$22
Florida	131	1,003
Mid-Atlantic	1,049	30
Total option deposits and pre-acquisition costs write-offs (b)	$1,204	$1,055
Impairment of investments in unconsolidated LLCs:
Midwest	$-	$-
Florida	3,749	-
Mid-Atlantic	-	-
Total impairment of investments in unconsolidated LLCs (a)	$3,749	$-

Total impairments and write-offs of option deposits and
pre-acquisition costs	$22,311	$2,200

(a) Amounts are recorded within Impairment of Inventory and Investment in Unconsolidated Limited Liability Companies in the Company’s Condensed Consolidated Statements of Operations.

(b) Amounts are recorded within General and Administrative Expense in the Company’s Condensed Consolidated Statements of Operations.

The carrying value of the communities included in operating communities, future communities and land held for sale that were impaired during the three month period ending March 31, 2008, net of impairment charges and write-offs of $18.6 million, was $45.0 million at March 31, 2008.

NOTE 8.   Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Capitalized interest, beginning of period	$29,212	$29,492
Interest capitalized to inventory	2,529	5,051
Capitalized interest charged to cost of sales	(3,219)	(3,345)
Capitalized interest, end of period	$28,522	$31,198

Interest incurred	$6,968	$10,075

NOTE 9.   Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following is a summary of the major classes of depreciable assets and their estimated useful lives as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(In thousands)	2008	2007
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	18,125	18,153
Transportation and construction equipment	13,391	22,528
Property and equipment	43,339	52,504
Accumulated depreciation	(12,533)	(16,805)
Property and equipment, net	$30,806	$35,699

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense (excluding expense relating to model furnishings classified in Inventory) was approximately $1.0 million for both the three month periods ended March 31, 2008 and 2007.

During the quarter ended March 31, 2008, the Company exchanged its airplane for an airplane of lesser value plus $9.5 million of cash consideration.  The transaction was with an unrelated party.  The transaction was accounted for as a like-kind exchange under Section 1031 of the Internal Revenue Code.  In accordance with APB Opinion No. 29, as amended, “Nonmonetary Transactions,” and Emerging Issues Task Force (“EITF”) Issue 01-2, “Interpretation of APB Opinion No. 29,” a gain was recorded in Other Income on the Company’s Unaudited Condensed Consolidated Statements of Operations.

NOTE 10.   Investment in Unconsolidated Limited Liability Companies

At March 31, 2008, the Company had interests ranging from 33% to 50% in limited liability companies that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and three of these LLCs have outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and guarantees of the completion of land development and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 11 below.  These entities have assets totaling $118.0 million and liabilities totaling $48.1 million, including third party debt of $41.2 million, as of March 31, 2008.  The Company’s maximum exposure related to its investment in these entities as of March 31, 2007 is the amount invested of $34.1 million plus letters of credit totaling $8.9 million and the possible future obligation of $22.4 million under the guarantees and indemnifications discussed in Note 11 below.  Included in the Company’s investment in LLCs at March 31, 2008 and December 31, 2007 are $0.8 million and $2.0 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

In the first quarter of 2008, the Company wrote-off its remaining investment of $3.7 million in on of its unconsolidated limited liability companies.  The unconsolidated limited company has received notice of default of its obligations under third party financing to the unconsolidated limited liability company.  The Company does not believe that it has significant financial exposure to matters pertaining to the unconsolidated limited liability company or its financing.  The assets and liabilities of this limited liability company at March 31, 2008 were $47.4 million and $34.8 million (including third party debt of $34.4 million) respectively.

In accordance with APB 18 and SAB Topic 5M, the Company evaluates its investment in unconsolidated LLCs for potential impairment.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE 11.   Guarantees and Indemnifications

Warranty

In 2007, the Company implemented a new limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty, on homes closed after the implementation date.  The Home Builder’s Limited Warranty covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this new warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) transferable limited warranty against major structural defects.  The Company does not believe that this change in warranty program will significantly impact its warranty expense.

Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Warranty accrual, beginning of period	$12,006	$14,095
Warranty expense on homes delivered during the period	1,118	1,611
Changes in estimates for pre-existing warranties	(389)	(214)
Settlements made during the period	(1,756)	(2,107)
Warranty accrual, end of period	$10,979	$13,385

Guarantees and Indemnities

In the ordinary course of business, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $117.9 million and $174.8 million were covered under the above guarantees as of March 31, 2008 and December 31, 2007, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at March 31, 2008, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2008 or 2007, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $2.8 million and $2.4 million at March 31, 2008 and December 31, 2007, respectively.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.9 million as of both March 31, 2008 and December 31, 2007, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs.  Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project.  The maximum amount that the Company could be required to pay under the land development completion guarantees was approximately $10.2 million and $12.9 million as of March 31, 2008 and December 31, 2007, respectively.  The risk associated with these guarantees is offset by the value of the underlying assets.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of March 31, 2008, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $12.2 million.  Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, land development completion guarantees and loan maintenance and limited payment guaranty.  Under the minimum net worth guarantees, the Company is required to maintain total net worth of $400 million less the deferred tax asset valuation allowance of up to $65 million, and two of our subsidiaries are also required to maintain minimum levels of net worth that are substantially lower than the total Company requirement.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.4 million and $2.3 million at March 31, 2008 and December 31, 2007, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 12.  Commitments and Contingencies

At March 31, 2008, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 828 homes, with an aggregate sales price of approximately $246.5 million.  Based on our current housing gross margin of 13.4%, plus variable selling costs of (4.2)% of revenue, less payments to date on homes in backlog of $119.5 million, we estimate payments totaling approximately $104.4 million to be made in 2008 relating to those homes.  At March 31, 2008, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $97.2 million.  Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At March 31, 2008, the Company had outstanding approximately $113.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2015.  Included in this total are: (1) $68.6 million of performance bonds and $25.8 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $4.3 million share of our LLCs’ letters of credit and bonds); (2) $12.8 million of financial letters of credit, of which $1.0 million represent deposits on land and lot purchase agreements; and (3) $6.0 million of financial bonds.

At March 31, 2008, the Company had outstanding $1.5 million of corporate promissory notes.  These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties.  No interest or principal is due until the time of default.  In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At March 31, 2008, the Company had $0.2 million of certificates of deposit included in Other Assets that have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use.

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

NOTE 13.  Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of March 31, 2008:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
5/1/2004	5/1/2035	6.00%	$ 9,275
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/15/2007	5/1/2037	5.20%	7,105
Total CDD bond obligations issued and outstanding as of March 31, 2008			$31,195

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded an $11.6 million liability related to these CDD bond obligations as of March 31, 2008, along with the related inventory infrastructure.

In addition, at March 31, 2008, the Company had outstanding a $0.7 million CDD bond obligation in connection with the purchase of land.  This obligation bears interest at a rate of 5.5% and matures November 1, 2010.  As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

NOTE 14.   Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option contracts in order to secure land for the construction of homes in the future.  Pursuant to these land option contracts, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), if the entity holding the land under the option contract is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity.  The Company does not guarantee the obligations or performance of the variable interest entity.

In applying the provisions of FIN 46R, the Company evaluated all land option contracts and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under one of its contracts.  As the primary beneficiary under this contract, the Company is required to consolidate the fair value of the variable interest entity.

As of March 31, 2008 and December 31, 2007, the Company had recorded $4.0 million within Inventory on the Condensed Consolidated Balance Sheets, representing the fair value of land under a land option contract.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Condensed Consolidated Balance Sheets.

As of March 31, 2008 and December 31, 2007, the Company also had recorded within Inventory on the Condensed Consolidated Balance Sheets $2.1 million of land for which the Company does not have title because the land was sold to a third party with the Company retaining an option to repurchase developed lots.  In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has continuing involvement in the land as a result of the repurchase option, and therefore is not permitted to recognize the sale of the land.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Condensed Consolidated Balance Sheets.

NOTE 15.  Notes Payable Banks

On March 27, 2008, we entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”).  Among other things, the Second Amendment amends the Credit Facility by:  (1) reducing the Aggregate Commitment (as defined therein) from $500 million to $250 million; (2) changing the interest coverage ratio covenant which is consolidated EBITDA (as defined therein), to consolidated interest incurred (the “Interest Coverage Ratio” or “ICR”) when it is below 1.5X. to a Minimum Liquidity covenant, which is defined as either Adjusted Cash Flow from Operations (as defined therein) of 1.5X or the maintenance of $25 million of unrestricted cash; (3) redefining Consolidated Minimum Tangible Net Worth (“CTNW”) as $400 million less the Deferred Tax Asset Valuation allowance up to $65 million; (4) increasing pricing provisions; and (5) reducing permitted secured indebtedness to $25 million.

On April 18, 2008, the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”) was amended to extend the term to May 30, 2008.  All terms and conditions of the MIF Credit Facility remain unchanged from December 31, 2007.  This extension was signed in anticipation of the Company entering into an agreement prior to May 30, 2008 for a secured warehouse line of credit to fund the activities of M/I Financial.

NOTE 16.   Senior Notes

As of March 31, 2008, there were $200 million of senior notes outstanding. The Second Amendment to the Credit Facility discussed above in Note 15 prohibits the early repurchase of such senior notes.

NOTE 17.   Earnings Per Share

(Loss) earnings per share (“EPS”) is calculated based on the weighted average number of common shares outstanding during each period.  The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation.  There are no adjustments to net (loss) income necessary in the calculation of basic or diluted earnings per share.  The table below presents information regarding basic and diluted (loss) earnings per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2008			2007
	Loss	Shares	EPS	Income	Shares	EPS
Basic (loss) earnings from continuing operations	$(20,150)			$2,071
Less: preferred stock dividends	2,437			-
(Loss) income to common
shareholders from continuing operations	$(22,587)	14,007	$(1.61)	$2,071	13,943	$0.15

Effect of dilutive securities:
Stock option awards		-			54
Deferred compensation awards		-			123
Diluted (loss) earnings to common shareholders from
continuing operations	$(22,587)	14,007	$(1.61)	$2,071	14,120	$0.15

Anti-dilutive stock equivalent awards not included in the
calculation of diluted (loss) earings pers share		1,326			851

NOTE 18.   Income Taxes

As of March 31, 2008, the Company estimated that the total amount of unrecognized tax benefits could decrease by approximately $0.8 million within the next twelve months, which in turn would increase income tax benefits if recognized, resulting from the closing of certain tax years.  These unrecognized tax benefits relate primarily to the deductibility of certain intercompany charges.  The Company continues to record interest and penalties as a component of the Provision for Income Taxes on the Unaudited Condensed Consolidated Statements of Operations and as a component of the unrecognized tax benefits recorded within Other Liabilities on the Unaudited Condensed Consolidated Balance Sheets.  As of March 31, 2008, the Company’s federal income tax returns for 2004 through 2006 are open years.  The Company files income tax returns in various state and local jurisdictions, with varying statutes of limitations.  Ohio and Florida are both major tax jurisdictions.  As of March 31, 2008, both Ohio and Florida have open tax years of 2004 through 2006.

SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”), requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion.  In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused, and tax planning alternatives.

The Company’s analysis of the need for a valuation allowance recognizes that while the Company has not incurred a cumulative loss over its evaluation period, a substantial loss was incurred in 2007 and an additional loss was incurred in the first quarter of 2008. However, a substantial portion of these losses was as a result of the current challenging market conditions that led to the impairments of certain tangible assets as well as goodwill. Consideration has also been given to the lengthy period over which these net deferred tax assets can be realized, and the Company’s history of not having loss carryforwards expire unused. The amount of taxable income from 2006 that remains available for net operating loss offset is approximately $120 million.  The amount of taxable income that needs to be generated by the Company in order to realize our deferred tax assets, taking into account net operating loss carrybacks, is $120 million.

If future events change the outcome of the Company’s projected return to profitability, a substantial valuation allowance may be required to reduce the deferred tax assets.  There was no valuation allowance at March 31, 2008.  Management believes that the Company will have sufficient available carry-backs and future taxable income to realize the benefits of the remaining deferred net tax assets.  At March 31, 2008, the Company had a Federal net operating loss (“NOL”) carry-back of approximately $48.3 million, which the Company believes will be fully utilized.  The Company also had state NOLs of $44.9 million.  These state operating loss carryforwards will begin to expire in 2022.

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

NOTE 19.   Purchase of Treasury Shares

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million of its outstanding common shares.  The repurchase program expires on November 8, 2010 and was publicly announced on November 10, 2005.  The repurchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three month period ended March 31, 2008, the Company did not repurchase any shares.  As of March 31, 2008, the Company had approximately $6.7 million available to repurchase outstanding common shares under the Board approved repurchase program.

NOTE 20.   Dividends on Common Shares

On April 18, 2008, the Company paid to shareholders of record of its common shares on April 1, 2008 a cash dividend of $0.025 per share.  Total dividends paid on common shares in 2008 through April 18th were approximately $0.7 million.

NOTE 21.   Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 preferred shares in the aggregate.  As of March 31, 2008, total dividends paid on preferred shares in 2008 were approximately $2.4 million.

NOTE 22.  Universal Shelf Registration

As of March 31, 2008, $50 million remains available for future offerings under a $150 million universal shelf registration filed by the Company with the SEC in April 2002.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders.  The Company intends to terminate its universal shelf registration during the second quarter of 2008.

NOTE 23.   Business Segments

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

Midwest	Florida (2)	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana		Charlotte, North Carolina
Chicago, Illinois (1)		Raleigh, North Carolina

(1)	The Company announced its entry into the Chicago market during the second quarter of 2007, and has not purchased any land or sold or closed any homes in this market as of March 31, 2008.

(2)
In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this segment for all periods presented have been reclassified as discontinued operation in accordance with SFAS 144.

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services primarily for purchasers of the Company’s homes.

The chief operating decision makers utilize operating income (loss), defined as income (loss) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the three months ended March 31, 2008 and 2007 is presented below.

	Three Months Ended March 31,
(In thousands)	2008	2007
Revenue:
Midwest homebuilding	$49,307	$71,649
Florida homebuilding	50,532	77,765
Mid-Atlantic homebuilding	43,871	61,019
Other homebuilding - unallocated (a)	6,965	784
Financial services	5,410	5,352
Total revenue	$156,085	$216,569

Operating (loss) income:
Midwest homebuilding (b)	$(5,342)	$(433)
Florida homebuilding (b)	(18,162)	11,875
Mid-Atlantic homebuilding (b)	(2,206)	(3)
Other homebuilding - unallocated (a)	501	203
Financial services	3,479	2,731
Less: Corporate selling, general and administrative expense (c)	(6,144)	(7,002)
Total operating (loss) income	$(27,874)	$7,371

Interest expense:
Midwest homebuilding	$1,782	$1,359
Florida homebuilding	1,222	1,584
Mid-Atlantic homebuilding	1,293	1,003
Financial services	142	82

Total interest expense	$4,439	$4,028

Other income (d)	5,555	-

(Loss) income from continuing operations before income taxes	$(26,758)	$3,343

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

(b) At March 31, 2008 and March 31, 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs were $22.3 million and $2.2 million, respectively.  These charges reduced operating income by $2.6 million and $(0.2) million in the Midwest region and $18.6 million and $1.3 million in the Florida region for the three months ended March 31, 2008 and 2007, respectively.  Operating income was reduced by $1.1 million due to these changes for both the three months ended March 31, 2008 and 2007 in the Mid-Atlantic region.

(c) The three months ended March 31, 2008 and 2007 include the impact of severance charges of $1.1 million and $1.3 million, respectively.

(d) Other income is comprised of the gain recognized on the exchange of the Company’s airplane.

NOTE 24.  Subsequent Events

On May 6, 2008, the Board of Directors approved the following dividends: (1) a $0.025 per share cash dividend payable on July 15, 2008 to shareholders of record of its common shares on July 1, 2008 and (2) a $0.609375 per depositary share cash dividend payable on June 16, 2008 to shareholders of record of its Preferred Shares on June 2, 2007.  The Preferred Share dividends will result in a reduction in net income available to our common shareholders.

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

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include land and land development costs, home construction costs (including an estimate of the costs to complete construction), previously capitalized interest, real estate taxes, indirect costs, and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of Revenue in the Company’s Condensed Consolidated Statements of Operations.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors.  We defer the associated gains or losses on the sale of the loans when the loans are sold to third party investors in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.”  The revenue recognized is reduced by the fair value of the related guarantee provided to the investor.  The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee.  Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two weeks of origination.  We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed.  All of the underwriting risk associated with title insurance policies is transferred to third party insurers.

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

Operating communities.  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.

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

Land held for sale.  Land held for sale includes land that meets all of the following six criteria, as defined in SFAS 144:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  In performing impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.  If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

For all of the above categories, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain. Local market-specific factors that may impact our project assumptions include:

●	historical project results such as average sales price and sales rates, if closings have occurred in the project;
●	competitors’ local market and/or community presence and their competitive actions;
●	project-specific attributes such as location desirability and uniqueness of product offering;
●	potential for alternative product offerings to respond to local market conditions; and
●	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.  Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful.

As of March 31, 2008, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases begin in either 2009 or 2010, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of March 31, 2008, we utilized discount rates ranging from 12% to 15% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

Our quarterly assessments reflect management’s estimates.  However, if homebuilding market conditions and our operating results change, or if the current challenging market conditions continue for an extended period, future results could differ materially from management’s judgments and estimates.

Consolidated Inventory Not Owned We enter into land option agreements in the ordinary course of business in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we typically provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at pre-determined prices.  If the entity holding the land under option is a variable interest entity, the Company’s deposit (including letters of credit) represents a variable interest in the entity, and we must use our judgment to determine if we are the primary beneficiary of the entity.  Factors considered in determining whether we are the primary beneficiary include the amount of the deposit in relation to the fair value of the land, the expected timing of our purchase of the land, and assumptions about projected cash flows.  We consider our accounting policies with respect to determining whether we are the primary beneficiary to be critical accounting policies due to the judgment required.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distribution of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of March 31, 2008, the Company used a discount rate of 15% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventories above for operating communities.  If such model results in positive value versus carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

●	Home Builder’s Limited Warranty – warranty program which became effective for homes closed starting with the third quarter of 2007;
●	30-year transferable structural warranty – effective for homes closed after April 25, 1998;
●	two-year limited warranty program – effective prior to the implementation of the Home Builder’s Limited Warranty; and
●	20-year transferable structural warranty – effective for homes closed between September 1, 1989 and April 24, 1998.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2008, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and an $18.25 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $0.1 million and $0.5 million, respectively, for all self-insured and general liability claims during the three months ended March 31, 2008 and 2007.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives.  The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) for IRLCs entered into in 2008.  In determining fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  The fair value includes the price that the loan is expected to be sold for along with the value of servicing release premiums.  Those entered into in 2007 exclude the value of the servicing release premium in accordance with the applicable accounting guidance at that time.  This determines the initial fair value, which is indexed to zero at inception.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  In accordance with SFAS 133 and related Derivatives Implementation Group conclusions, gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments are designated as fair value hedges of the mortgage loans held for sale, and both the delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

Income Taxes—Valuation Allowance.  In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

●	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);
●	taxable income in prior carryback years;
●	tax planning strategies; and
● ●	future taxable income, exclusive of reversing temporary differences and carryforwards.

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

●	an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and
●	existing backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

●	the existence of “cumulative losses” (defined as a pre-tax cumulative loss for the business cycle – in our case four years);
●	an expectation of being in a cumulative loss position in a future reporting period;
●	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;
●	a history of operating loss or tax credit carryforwards expiring unused; and
●	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At March 31, 2008, after considering a number of factors, most notably our strong earnings history, we did not establish a valuation allowance.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  For example, the valuation allowance could change significantly if the $57.5 million of net deferred tax assets remaining at March 31, 2008 is not realized during fiscal 2008 through federal or state carryback or reversals of existing taxable temporary differences.  This could occur if actual levels of home closings and/or land sales during 2008 are less than currently projected.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

●	additional inventory impairments;
●	additional pre-tax operating losses; or
●	the utilization of tax planning strategies that could accelerate the realization for certain deferred tax assets.

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

Income Taxes—FIN 48.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within (Benefit) Provision for Income Taxes in the Condensed Consolidated Statements of Operations.

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

(1) The Company announced its entry into the Chicago market during the second quarter of 2007, and has not purchased any land or sold or closed any homes in this market as of March 31, 2008.

(2)  In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this segment for all periods presented have been reclassified as discontinued operation in accordance with SFAS 144 are not included in this segment.

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services primarily for purchasers of the Company’s homes.

Highlights and Trends for the Three Months Ended March 31, 2008

●
For the quarter ended March 31, 2008, homes delivered decreased 34%, from 686 in the first quarter of 2007 to 450 in the first quarter of 2008.  The average sales price of homes delivered also decreased, going from $301,000 for the quarter ended March 31, 2007 to $291,000 for the quarter ended March 31, 2008.  Total revenue decreased $60.5 million over 2007, to $156.1 million.  This decrease is largely made up of a decrease of $75.1 million in housing revenue, from $206.1 million in 2007 to $130.9 million in 2008, which was partially offset by an increase in revenue from the outside sale of land to third parties, which increased from $4.4 million in 2007 to $12.8 million in 2008.  For the first quarter of 2008, our financial services revenue remained unchanged at $5.4 million, compared to the first quarter of 2007.  There was one-time increase in revenue of $1.4 million due to the inclusion of the servicing release premiums in our fair value calculation with the adoption of SAB 109 and SFAS 159, which was offset by 25% fewer loan originations.

●
Income before taxes declined from income of $3.3 million in the first quarter of 2007 to a loss of $26.8 million for the quarter ended March 31, 2008.  During the first quarter of 2008, the Company incurred charges totaling $22.3 million related to impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, the Company had a pre-tax loss of $4.5 million, which represents a $10.0 million decrease from 2007’s pre-impairment income of $5.5 million.  The decrease was driven by the decrease in housing revenue discussed above due to persistent weak market conditions, along with lower gross margins, which declined from 21.4 in 2007’s first quarter (excluding 2007’s impairment charges) to 15.7% in 2008’s first quarter (excluding 2008’s impairment charges).  General and administrative expenses decreased $3.1 million from $20.7 million in the first quarter of 2007 to $17.6 million in 2008’s first quarter.  This decrease was driven by (1) a decrease of $1.4 million in payroll and incentive expenses; (2) a decrease of $0.5 million in rent expense; (3) a decrease of $0.2 million in professional fees; and (4) a decrease in real estate taxes of $0.7 million.  Selling expenses decreased by $3.4 million (20%) for the quarter ended March 31, 2008 when compared to the quarter ended March 31, 2007 primarily due to a $2.0 million decrease in variable selling expenses, a $0.4 million decrease in advertising expenses and a $1.0 million decrease in model home expenses.  Partially offsetting those decreases in selling expenses was an increase of $0.1 million in payroll expenses.  In the first quarter of 2008 we also had other income of $5.6 million resulting from the gain on exchange of our company’s airplane.

●
New contracts for the first quarter of 2008 were 554, down 40% compared to 931 in 2007’s first quarter.  The overall cancellation rate was 23% for the quarter ended March 31, 2008 compared to 25% for the quarter ended March 31, 2007.  The cancellation rate in our Midwest region increased approximately 8% while the cancellation rate in our Florida region decreased approximately 31% in the first quarter of 2008 compared to the first quarter of 2007.

●
Our mortgage company’s capture rate increased from 73% for the first quarter of 2007 to approximately 81%  for the first quarter of 2008.  As a result of lower refinance volume for outside lenders and increased competition, during 2008 we continue to expect to experience pressure on our capture rate.

●
We continue to deal with very weak and ever-changing market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the three months ended March 31, 2008, we recorded $22.3 million of charges relating to the impairment of inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs.  We generally believe that we will see a gradual improvement in market conditions over the long term.  During 2008, we will continue to update our evaluation of the value of our inventories and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●
Our overall income tax rate is 25% for the first quarter ending March 31, 2008, compared to 38% for the same period in 2007.  The rate for the quarter reflects changes in estimates related to prior years as well as a greater percentage impact from permanent items.

The following table shows, by segment, revenue, operating (loss) income, interest expense and other income for the three months ended March 31, 2008 and 2007, as well as the Company’s total (loss) income before taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2008	2007
Revenue:
Midwest homebuilding	$49,307	$71,649
Florida homebuilding	50,532	77,765
Mid-Atlantic homebuilding	43,871	61,019
Other homebuilding - unallocated (a)	6,965	784
Financial services	5,410	5,352
Total revenue	$156,085	$216,569

Operating (loss) income:
Midwest homebuilding (b)	$(5,342)	$(433)
Florida homebuilding (b)	(18,162)	11,875
Mid-Atlantic homebuilding (b)	(2,206)	(3)
Other homebuilding - unallocated (a)	501	203
Financial services	3,479	2,731
Less: Corporate selling, general and administrative expense (c)	(6,144)	(7,002)
Total operating (loss) income	$(27,874)	$7,371

Interest expense:
Midwest homebuilding	$1,782	$1,359
Florida homebuilding	1,222	1,584
Mid-Atlantic homebuilding	1,293	1,003
Financial services	142	82

Total interest expense	$4,439	$4,028

Other income (d)	5,555	-

(Loss) income from continuing operations before income taxes	$(26,758)	$3,343

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

(b) At March 31, 2008 and March 31, 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs were $22.3 million and $2.2 million, respectively.  These charges reduced operating income by $2.6 million and $(0.2) million in the Midwest region and $18.6 million and $1.3 million in the Florida region for the three months ended March 31, 2008 and 2007, respectively.  Operating income was reduced by $1.1 million due to these changes for both the three months ended March 31, 2008 and 2007 in the Mid-Atlantic region.

(c) The three months ended March 31, 2008 and 2007 include the impact of severance charges of $1.1 million and $1.3 million, respectively.

(d) Other income is comprised of the gain recognized on the exchange of the Company’s airplane.

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

Reportable Segments

	Three Months Ended March 31,
(Dollars in thousands, except as otherwise noted)	2008	2007
Midwest Region
Homes delivered	189	296
Average sales price per home delivered	$261	$239
Revenue homes	$49,307	$70,838
Revenue third party land sales	$-	$811
Operating (loss) homes (a)	$(5,319)	$(496)
Operating (loss) income land (a)	$(23)	$63
New contracts, net	240	475
Backlog at end of period	442	811
Average sales price of homes in backlog	$267	$262
Aggregate sales value of homes in backlog (in millions)	$118	$212
Number of active communities	78	81

Florida Region
Homes delivered	140	224
Average sales price per home delivered	$270	$333
Revenue homes	$37,758	$74,210
Revenue third party land sales	$12,774	$3,555
Operating (loss) income homes (a)	$(11,275)	$10,996
Operating (loss) income land (a)	$(6,887)	$879
New contracts, net	149	163
Backlog at end of period	130	432
Average sales price of homes in backlog	$294	$353
Aggregate sales value of homes in backlog (in millions)	$38	$153
Number of active communities	32	41

Mid-Atlantic Region
Homes delivered	121	166
Average sales price per home delivered	$363	$368
Revenue homes	$43,871	$61,019
Revenue third party land sales	$-	$-
Operating (loss) homes (a)	$(2,206)	$(3)
Operating income (loss) land (a)	$-	$-
New contracts, net	165	293
Backlog at end of period	244	435
Average sales price of homes in backlog	$355	$409
Aggregate sales value of homes in backlog (in millions)	$87	$178
Number of active communities	38	34

Total Homebuilding Regions
Homes delivered	450	686
Average sales price per home delivered	$291	$301
Revenue homes	$130,936	$206,067
Revenue third party land sales	$12,774	$4,366
Operating (loss) income homes (a)	$(18,800)	$10,497
Operating (loss) income land (a)	$(6,910)	$942
New contracts, net	554	931
Backlog at end of period	816	1,678
Average sales price of homes in backlog	$297	$323
Aggregate sales value of homes in backlog (in millions)	$243	$543
Number of active communities	148	156

Financial Services
Number of loans originated	347	464
Value of loans originated	$84,122	$118,385
Revenue	$5,410	$5,352
Selling, general and administrative expenses	$1,931	$2,621
Interest expense	$142	$82
Income before income taxes	$3,337	$2,649

(a) Amount includes impairment charges and write-off of land deposits and pre-acquisition costs for 2008 and 2007 as follows:

	March 31,
(In thousands)	2008	2007
Midwest:
Homes	$2,543	$(218)
Land	-	-

Florida:
Homes	11,520	1,310
Land	7,105	-

Mid-Atlantic:
Homes	1,143	1,108
Land	-	-

Total
Homes	$15,206	$2,200
Land	$7,105	$-

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Midwest Region.  For the quarter ended March 31, 2008, the Midwest homebuilding revenue was $49.3 million, a 31% decrease compared to the first quarter of 2007.  The revenue decrease was primarily due to the 36% decrease in the number of homes delivered, partially offset by a 9% increase in the average sales price of homes delivered from $239,000 in the first quarter of 2007 to $261,000 in the first quarter of 2008.  For the quarter ended March 31, 2008, loss before taxes increased significantly as the result of fewer homes delivered and a reduction in profit due to sales incentives offered to customers.  For the three months ended March 31, 2008, the Midwest region new contracts declined 49% compared to the three months ended March 31, 2007 due to weak market conditions in the Midwest.  Quarter-end backlog declined 45% in units and 44% in total sales value, with an average sales price in backlog of $267,000 at March 31, 2008 compared to $262,000 at March 31, 2007.

Florida Region. For the quarter ended March 31, 2008, Florida housing revenue decreased by $36.5 million (49%) compared to the same period in 2007.  The decrease in revenue is primarily due to a 38% decrease in the number of homes delivered in 2008 compared to 2007.  Partially offsetting the decrease in housing revenue was the increase in revenue from outside land sales of $9.2 million in the first quarter of 2008 when compared to 2007.  Operating loss decreased $30.0 million, from income of $11.9 million in 2007 to a loss of $18.2 million for the three months ended March 31, 2008, primarily due to impairment and abandonment charges of $18.6 million and lower gross margins resulting from competitive pressures.  For the first quarter of 2008, our Florida region new contracts decreased 9%, from 163 in 2007 to 149 in 2008.  Management anticipates challenging conditions in our Florida markets to continue in 2008 based on the decrease in backlog units from 432 at March 31, 2007 to 130 at March 31, 2008 along with the decrease in the average sales price of homes in backlog from $353,000 in 2007 to $294,000 in 2008.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue decreased $17.1 million (28%) for the quarter ended March 31, 2008 compared to the same period in 2007.  This decrease is primarily due to the decrease in homes delivered from 166 in 2007 to 121 in 2008.  New contracts decreased 44%, from 293 in the first quarter of 2007 to 165 for the first quarter of 2008, and backlog units also decreased, from 435 in the first quarter of 2007 to 244 in 2008.  For the quarter ended March 31, 2008, our operating loss decreased approximately $2.2 million, which was primarily due to $1.1 million of impairment and abandonment charges recorded in the first quarter of 2008 and the decline in homes delivered.

Financial Services.  For the quarter ended March 31, 2008, revenue from our mortgage and title operations was $5.4 million, which was unchanged from the first quarter of 2007.  For the first quarter of 2008, there was a 25% decrease in loan originations compared to the same period in 2007; offsetting that decrease was the inclusion of the servicing release premiums in revenue due to the adoption of SAB No.109 and SFAS 159 in the first quarter of 2008, resulting in a one-time increase in revenue of $1.4 million.  At March 31, 2008, M/I Financial had mortgage operations in all of our markets except Chicago.  Approximately 81% of our homes delivered during the first quarter of 2008 that were financed were through M/I Financial, compared to 73% in 2007’s first quarter.  As a result of lower refinance volume for outside lenders, resulting in increased competition for the Company’s homebuyers, throughout 2008 we expect to experience continued pressure on our capture rate and margins, which could continue to negatively affect earnings.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses decreased $0.9 million (13%), from $7.0 million in 2007 to $6.1 million in 2008.  There was a decrease of approximately $0.8 million in payroll and incentive expenses due to workforce reductions we have made and lower incentive compensation due to expected lower net income levels in 2008 and a $0.1 million decrease in computer and information systems expenses.

Interest.  Interest expense for the Company increased $0.4 million (10%) from $4.0 million for the quarter ended March 31, 2007 to $4.4 million for the quarter ended March 31, 2008.  This increase was primarily due to the decrease in interest capitalized from $5.8 million in the first quarter of 2007 to $2.5 million in the first quarter of 2008 due primarily to a significant reduction in land development activities.   In addition, we wrote-off $1.1 million of deferred financing fees related to the 50% reduction in the size of our credit facility.  There was also an increase in our weighted average borrowing rate from 7.32% in 2007 to 7.75% in 2008.  These increases were partially offset by a decrease in our weighted average borrowings from $560.1 million in 2007 to $307.2 million in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

During the quarter ended March 31, 2008, we generated $98.8 million of cash from our operating activities, as compared to $53.2 million of cash in such activities during 2007.  The net cash generated during the first quarter was primarily a result of a $49 million tax refund,  $42.8 million net conversion of inventory into cash as a result of home closings as well as land sales, which generated $19.7 million of cash during 2008 (including the collection of a $6.0 million receivable) versus $4.4 million in 2007, along with the $27.6 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations.  Partially offsetting these increases was a net decrease due to other operating activities, including $14.3 million in accounts payable and $6.8 million in accrued compensation.

The principal reason for the increase in the generation of cash from operations during the first quarter of 2008 compared to the first quarter of 2007 was our defensive strategy to reduce our land purchases to better match our forecasted number of home sales driven by challenging market conditions.  We are actively trying to reduce our inventory levels further and maintain positive cash flow throughout 2008.

Investing Cash Flow Activities

For the three months ended March 31, 2008, we generated $7.7 million of cash, primarily due to the proceeds of $9.5 million from the exchange of our airplane, which was partially offset by $2.1 million used for additional investments in certain of our unconsolidated LLCs.

Financing Cash Flow Activities

For the three months ended March 31, 2008, we used $106.4 million of cash.  Using the $49 million tax refund that we received in the first quarter, along with cash generated from operations, we repaid $102.2 million under our revolving credit facilities.  During the three months ended March 31, 2008, we paid a total of $2.8 million in dividends, which includes $2.4 million in dividends paid on the preferred shares.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, and other Company plans.  We fund these operations with cash flows from operating activities, borrowings under our bank credit facilities, which are primarily unsecured, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary.  As we utilize our capital resources and liquidity to fund our operations, we constantly focus on the impact on our balance sheet.  We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  During the first quarter of 2008, we purchased $8.2 million of land and lots.  We have entered into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $6.4 million as of March 31, 2008 as consideration for the right to purchase land and lots in the future, including the right to purchase $97.2 million of land and lots during the years 2008 through 2018.  We evaluate our future land purchases on an ongoing basis, taking into consideration current and projected market conditions, and negotiate terms with sellers, as necessary, based on market conditions and our existing land supply by market.  Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate and extend beyond our expectations.  Please refer to our discussion of Forward-Looking Statements on page 20 and Risk Factors beginning on page 35 of this Quarterly Report on Form 10-Q for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of March 31, 2008:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding	10/6/2010	$ 42,000	$135,931
Note payable bank – financial services (a)	4/25/2008	$ 11,200	$ 16,799
Senior notes	4/1/2012	$200,000	-
Universal shelf registration (b)	-	-	$ 50,000

(a) The MIF Credit Facility (as defined below) was amended on April 18, 2008 to extend its term from April 26, 2008 to May 30, 2008.  The Company is currently in negotiations to enter into a secured credit facility for M/I Financial that will be secured by certain mortgage loans held for sale.

(b) This shelf registration should allow us to expediently access capital markets in the future.  The Company intends to terminate its universal shelf registration during the second quarter of 2008.

Notes Payable Banks – Homebuilding.  On March 27, 2008, we entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”).  Among other things, the Second Amendment amends the Credit Facility by:  (1) reducing the Aggregate Commitment (as defined therein) from $500 million to $250 million; (2) changing the interest coverage ratio covenant, which is consolidated EBITDA (as defined therein) to consolidated interest incurred (the “Interest Coverage Ratio” or “ICR”) when it is below 1.5X. to a Minimum Liquidity covenant, which is defined as either Adjusted Cash Flow from Operations (as defined therein) of 1.5X or the maintenance of $25 million of unrestricted cash; (3) redefining Consolidated Minimum Tangible Net Worth (“CTNW”) as $400 million less the Deferred Tax Asset Valuation allowance up to $65 million; (4) increasing pricing provisions; and (5) reducing permitted secured indebtedness to $25 million.

At March 31, 2008, the Company’s homebuilding operations had borrowings totaling $42.0 million, financial letters of credit totaling $12.8 million and performance letters of credit totaling $23.8 million outstanding under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $250 million.  Under the terms of the Credit Facility, the $250 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum asset based borrowing base capacity, less the actual borrowing base indebtedness (including, but not limited to cash borrowings under the Credit Facility, senior notes, financial letters of credit, 10% of surety bonds and performance letters of credit, and the 10% commitment on the MIF Credit Facility (as defined below)).

As of March 31, 2008, borrowing availability was $135.9 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin of 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 200 to 300 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points.

The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of March 31, 2008, had approximately $155.6 million in excess of the required tangible net worth that would be available for payment of dividends.  As of March 31, 2008, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank – Financial Services.  At March 31, 2008, we had $11.2 million outstanding under the M/I Financial First Amended and Restated Revolving Credit Agreement (the “MIF Credit Facility”).  On April 18, 2008 the MIF Credit Facility was amended to extend its term to May 30, 2008.  M/I Homes, Inc. and M/I Financial are co-borrowers under the MIF Credit Facility.  The MIF Credit Facility provides M/I Financial with $40.0 million maximum borrowing availability to finance mortgage loans initially funded by M/I Financial for our customers.  The maximum borrowing availability is limited to 95% of eligible mortgage loans.  In determining eligible mortgage loans, the MIF Credit Facility provides limits on certain types of loans.  The borrowings under the MIF Credit Facility are at the Prime Rate or LIBOR plus 135 basis points, with a commitment fee on the unused portion of the MIF Credit Facility of 0.20%.  Under the terms of the MIF Credit Facility, M/I Financial is required to maintain tangible net worth of $3.5 million and maintain certain financial ratios.  As of March 31, 2008, the borrowing base was $28.0 million with $16.8 million of availability.  As of March 31, 2008, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Facility.

Prior to May 30, 2008, M/I Financial intends to enter into a secured credit facility agreement to replace the MIF Credit Facility.  This new credit facility will be secured by certain mortgage loans held for sale.

Senior Notes.  At March 31, 2008, there was $200 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Second Amendment of the Credit Facility prohibits the early repurchase of the senior notes.  As of March 31, 2008, the Company was in compliance with all restrictive covenants of the notes.

Weighted Average Borrowings.  For the three months ended March 31, 2008 and 2007, our weighted average borrowings outstanding were $307.2 million and $560.1 million, respectively, with a weighted average interest rate of 7.75% and 7.32%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.  The increase in the weighted average interest rate was due to the overall market increase in interest rates, which has impacted our variable rate borrowings.

Preferred Shares.  In 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million which were used for the partial payment of the outstanding balance under the Company’s Credit Facility.  The Preferred Shares were offered pursuant to our existing shelf registration statement.  The Preferred Shares are non-cumulative and have a liquidation preference equal to $25 per depositary share.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share plus any accrued and unpaid dividends through the date of redemption for the then current quarterly dividend period.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities and will remain outstanding indefinitely unless redeemed by us.  The Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event we do not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on our Board of Directors.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

Universal Shelf Registration.  In April 2002, we filed a $150 million universal shelf registration statement with the SEC.  Pursuant to the filing, we may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  Of the equity shares, up to 1 million common shares may be sold by certain shareholders who are considered selling shareholders.  The Company intends to terminate its universal shelf registration during the second quarter of 2008.

In 2007, we issued $100 million of Preferred Shares, as further discussed above under “Financing Cash Flow Activities – Preferred Shares,” which were offered pursuant to the universal shelf registration.  As of March 31, 2008, $50 million remains available under this universal shelf registration for future offerings.

CONTRACTUAL OBLIGATIONS

Refer to the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of future payments by period for our contractual obligations.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of March 31, 2008 to be the amount invested of $34.1 million, plus letters of credit and bonds totaling $8.9 million that serve as completion bonds for the development work in progress and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 10 and Note 11 of our Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of March 31, 2008 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $6.4 million, including cash deposits of $3.0 million, prepaid acquisition costs of $0.9 million, letters of credit of $1.0 million and corporate promissory notes of $1.5 million.  Further details relating to our land option agreements are included in Note 14 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2008, the Company has outstanding $113.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2015.  Included in this total are: (1) $68.6 million of performance bonds and $25.8 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $4.3 million share of our LLCs’ letters of credit and bonds); (2) $12.8 million of financial letters of credit, of which $1.0 million represents deposits on land and lot purchase agreements; and (3) $6.0 million of financial bonds.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans.  The risks associated with these guarantees and indemnities are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 11 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

During the past year, we have experienced some detrimental effect from inflation, particularly the inflation in the cost of land that occurred over the past several years.   As a result of declines in market conditions in most of our markets, in certain communities we have been unable to recover the cost of these higher land prices, resulting in lower gross margins and significant charges being recorded in our operating results due to the impairment of inventory and investments in unconsolidated LLCs, and other write-offs relating to deposits and pre-acquisition costs of abandoned land transactions.  In recent years, we have not experienced a detrimental effect from inflation in relation to our home construction costs, and we have been successful in reducing certain of these costs with our subcontractors.  However, unanticipated construction costs or a change in market conditions may occur during the period between the date sales contracts are entered into with customers and the delivery date of the related homes, resulting in lower gross profit margins.

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

The homebuilding industry is in the midst of a significant downturn.  As a result, we have experienced a significant decline in demand for newly built homes in almost all of our markets.  Homebuilders’ inventories of unsold new homes have increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home.  In addition, an oversupply of alternatives to new homes, such as rental properties and existing homes, has depressed prices and reduced margins.  This combination of lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them.  For example, in 2007 and into the first quarter of 2008 we experienced a significant decline in our sales results, significant reductions in our margins as a result of higher levels of sales incentives and price concessions, and a higher than normal cancellation rate.  We do not know how long demand and supply will remain out of balance in markets where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

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

During the period of high demand in the homebuilding industry prior to 2006, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages, that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages.  As a result, new homes became more affordable.  However, as monthly payments for these homes increase, either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers could default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale.  Foreclosure sales and other distress sales may result in further declines in market prices for homes.  In an environment of declining prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future.  In addition, as lenders perceive deterioration in credit quality among homebuyers, lenders have been eliminating some of the non-traditional and sub-prime financing products previously available, and increasing the qualifications needed for mortgages or adjusting their terms to address increased credit risk. In addition, tighter lending standards for mortgage products and volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing homes.  In general, to the extent mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase our homes, which has an adverse affect on our sales volume.

Our land investment exposes us to significant risks, including potential impairment write-downs that could negatively impact our profits if the market value of our inventory declines.

We must anticipate demand for new homes several years prior to those homes being sold to homeowners.  There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases.  There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed.  The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions.  In addition, inventory carrying costs can be significant and fluctuations in value can result in reduced profits.  Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance.  As a result of softened market conditions in most of our markets, since 2006, we have recorded a loss of $300.2 million for impairment of inventory and investments in unconsolidated LLCs (including $63.6 million related to discontinued operations), and have written-off $11.8 million relating to abandoned land transactions.  It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments.  Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition.  We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer.

The homebuilding industry is highly competitive.  We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales and, to a lesser extent, condominiums and available rental housing.  Some of our competitors have significantly greater financial resources or lower costs than we do.  Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price.  Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future.  If we are unable to successfully compete, our financial results and growth could suffer.

If the current downturn becomes more severe or continues for an extended period of time, it would have continued negative consequences on our operations, financial position and cash flows.

Continued weakness in the homebuilding industry could have an adverse effect on us.  It could require that we write off more assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity to pursue our business plan, any of which could have a detrimental effect on our current stakeholders.

Our future operations may be adversely impacted by high inflation.

We, like other homebuilders, may be adversely affected during periods of high inflation, mainly by higher land and construction costs.  Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers.  Inflation increases our cost of financing, materials and labor and could cause our financial results or growth to decline.  We attempt to pass cost increases on to our customers through higher sales prices.  Although inflation has not historically had a material adverse effect on our business, recently the cost of some of the materials we use to construct our homes has increased.  Sustained increases in material costs would have a material adverse effect on our business if we are unable to increase home sale prices.

Our lack of geographic diversification could adversely affect us if the homebuilding industry in our market declines.

We have operations in Ohio, Indiana, Illinois, Maryland, Virginia, North Carolina and Florida.  Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

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

Under the minimum tangible net worth covenant contained in our Credit Facility, we are required to maintain a minimum tangible net worth (adjusted for any deferred tax valuation allowances incurred up to $65 million) as defined in the Credit Facility of $400 million.  At March, 31, 2008 our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $155.6 million.  Should economic conditions deteriorate further and significant impairments occur as a result, we may be unable to meet this covenant.

Based on our current estimates, we believe we will meet the minimum tangible net worth covenant through 2008 unless we are required to take significant additional impairment charges.  If recording significant impairment charges and/or deferred tax valuation allowances in the future causes us not to comply with the minimum tangible net worth covenant under the Credit Facility, the lender would have the right to terminate the Credit Facility and cause any amounts we owe under the Credit Facility to become due immediately.  We monitor these and other covenant requirements closely.  We can provide no assurance that we will be successful in complying with all restrictions of our indebtedness or in obtaining waivers in the event of a covenant violation.

The indenture covering our senior notes contains various covenants, including limitations on additional indebtedness, affiliate transactions, sale of assets and a restriction on certain payments.  Payments for dividends and share repurchases are subject to a limitation, with increases in the limitation resulting from issuances of equity interests and quarterly net earnings, and decreases in the limitation resulting from quarterly net losses, with such increases and decreases being cumulative since the March 2005 issuance of the notes.  As of March 31, 2008, there was $82.1 million available for the payment of dividends or share repurchases under this covenant.

One unconsolidated entity in which we have investments may not be able to modify the terms of its loan agreement.

In one of our joint ventures with financing, we have not met certain obligations under the loan agreement, which has resulted in the joint venture being in default.  The joint venture is redefining the business plan and continues to proceed in discussions with the lender.  Although we continue to have discussions with both our builder partner and lender, there can be no assurance that we will be able to successfully re-negotiate or extend, on terms we deem acceptable, the joint venture loan.  The loan is non-recourse to the Company.  If we are unsuccessful in these efforts, it may result in the write-off of our investment of $5.3 million.

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

The credit facility of our financial services segment will expire in May 2008.

M/I Financial, our financial services segment, is party to the $40.0 million MIF Credit Facility.  M/I Financial uses the MIF Credit Facility to finance its lending activities until the loans are delivered to third party buyers. The MIF Credit Facility will expire on May 30, 2008.  The Company is in the process of negotiating a new secured credit facility to replace the MIF Credit Facility that will be secured with certain mortgages held for sale.  If we are unable to replace the MIF Credit Facility when it matures in May 2008, it could seriously impede the activities of our financial services segment.

We may not be able to utilize all of our deferred tax assets.

We currently believe that we are likely to have sufficient taxable income in the future to realize the benefit of all our net deferred tax assets (consisting primarily of valuation adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as operating loss carryforwards from losses we incurred year to date).  However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them.  If it became more likely than not that deferred tax assets would expire unused, we would have to increase our valuation allowance to reflect this fact, which could materially increase our income tax expense and adversely affect our results of operations and tangible net worth in the period in which it is recorded.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes.  Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process.  Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with SFAS 109 and FIN 48, it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision and other tax reserves.  As each audit is conducted, adjustments, if any, are appropriately recorded in our Consolidated Financial Statements in the period determined.  Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis.  As a result of such variability, our historical performance may not be a meaningful indicator of future results.  Factors that contribute to this variability include:  (a) timing of home deliveries and land sales; (b) delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability and governmental restrictions; (c) our ability to acquire additional land or options for additional land on acceptable terms; (d) conditions of the real estate market in areas where we operate and of the general economy; (e) the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing; and (f) costs and availability of materials and labor.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business.  We record warranty and other reserves for homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built.  We have, and require the majority of our subcontractors to have, general liability, workers’ compensation and other business insurance.  These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits.  We reserve for the costs to cover our self-insured retentions and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported.  Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors’ arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future.  For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits.  Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly.  We have responded to the increases in insurance costs and coverage limitations by increasing our self-insured retentions.  There can be no assurance that coverage will not be further restricted and may become even more costly or may not be available at rates that are acceptable to us.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit borrowings of up to $290 million as of March 31, 2008, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $12.6 million and $2.1 million at March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in a liability of $0.2 million.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three months ended March 31, 2008 and 2007, we recognized $0.2 million and less than $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At March 31, 2008 and December 31, 2007, the notional amount of the uncommitted IRLCs was $54.0 million and $34.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $1.0 million and $0.2 million at March 31, 2008 and December 31, 2007, respectively.  For the three months ended March 31, 2008 and 2007, we recognized income of $0.8 million and expense of $0.1 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At March 31, 2008 and December 31, 2007, the notional amount under these FMBSs was $59.0 million and $37.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.5 million and $0.2 million, respectively.  For the three months ended March 31, 2008 and 2007, we recognized $0.2 million and $0.1 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $3.7 million and $15.4 million at March 31, 2008 and December 31, 2007, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.2 million and less than $0.1 million at March 31, 2008 and December 31, 2007, respectively, under the matched terms method of SFAS 133.  For the three months ended March 31, 2008 and 2007, we recognized expense of $0.2 million and income of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $26.0 million and $26.3 million, respectively, at March 31, 2008 and $43.0 million and $43.2 million, respectively, at December 31, 2007.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of March 31, 2008 and December 31, 2007, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.1 million and a liability of $0.4 million, respectively.  For the three months ended March 31, 2008 and 2007, we recognized income of $0.4 million and expense of $0.2 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2008:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2008	2009	2010	2011	2012	Thereafter	Total	3/31/08
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.41%	$30,357	$ -	$ -	$ -	$ -	$ -	$ 30,357	$ 29,923
Variable rate	N/A	-	-	-	-	-	-	-	-

LIABILITIES:
Long-term debt – fixed rate	6.91%	$ 197	$283	$ 306	$ 332	$200,360	$5,161	$206,639	$177,926
Long-term debt – variable rate	5.18%	11,200	-	42,000	-	-	-	53,200	53,200

ITEM 4:  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under The Securities Exchange Act of 1934) was performed by the Company's management, with the participation of the Company’s principal executive officer and the principal financial officer.  Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the first quarter of 2008, changes in responsibility for performing internal control procedures occurred as a result of changes in the Company’s workforce.  Management has evaluated these changes in our internal control over financial reporting, and believes that the changes were not material in regards to effective internal controls over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A. to Part I of such Form 10-K, except for the following updates to such previously disclosed risk factors and risk factors that were added for the quarter ended March 31, 2008:

The credit facility of our financial services segment will expire in May 2008.

M/I Financial, our financial services segment, is party to the $40.0 million MIF Credit Facility.  M/I Financial uses the MIF Credit Facility to finance its lending activities until the loans are delivered to third party buyers. The MIF Credit Facility will expire on May 30, 2008.  The Company is in the process of negotiating a new secured credit facility to replace the MIF Credit Facility that will be secured with certain mortgages held for sale.  If we are unable to replace the MIF Credit Facility when it matures in May 2008, it could seriously impede the activities of our financial services segment.

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

Under the minimum tangible net worth covenant contained in our Credit Facility, we are required to maintain a minimum tangible net worth (adjusted for any deferred tax valuation allowances incurred up to $65 million) as defined in the Credit Facility of $400 million.  At March, 31, 2008 our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $155.6 million.  Should economic conditions deteriorate further and significant impairments occur as a result, we may be unable to meet this covenant.

Based on our current estimates, we believe we will meet the minimum tangible net worth covenant through 2008 unless we are required to take significant additional impairment charges.  If recording significant impairment charges and/or deferred tax valuation allowances in the future cause us not to comply with the minimum tangible net worth covenant under the Credit Facility, the lender would have the right to terminate the Credit Facility and cause any amounts we owe under the Credit Facility to become due immediately.  We monitor these and other covenant requirements closely.  We can provide no assurance that we will be successful in complying with all restrictions of our indebtedness or in obtaining waivers in the event of a covenant violation.

The indenture covering our senior notes contains various covenants, including limitations on additional indebtedness, affiliate transactions, sale of assets and a restriction on certain payments.  Payments for dividends and share repurchases are subject to a limitation, with increases in the limitation resulting from issuances of equity interests and quarterly net earnings, and decreases in the limitation resulting from quarterly net losses, with such increases and decreases being cumulative since the March 2005 issuance of the notes.  As of March 31, 2008, there was $82.1 million available for the payment of dividends or share repurchases under this covenant.

One unconsolidated entity in which we have investments may not be able to modify the terms of its loan agreement.

In one of our joint ventures with financing, we have not met certain obligations under the loan agreement which has resulted in the joint venture being in default.  The joint venture is redefining the business plan and continues to proceed in discussions with the lender.  Although we continue to have discussions with both our builder partner and lender, there can be no assurance that we will be able to successfully re-negotiate or extend, on terms we deem acceptable, the joint venture loan.  The loan is non-recourse to the Company.  If we are unsuccessful in these efforts, it may result in the write-off of our investment of $5.3 million.

If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer.

The homebuilding industry is highly competitive.  We compete for sales in each of our markets with national, regional and local developers and homebuilders, existing home resales and, to a lesser extent, condominiums and available rental housing.  Some of our competitors have significantly greater financial resources or lower costs than we do.  Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price.  Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future.  If we are unable to successfully compete, our financial results and growth could suffer.

If the current downturn becomes more severe or continues for an extended period of time, it would have continued negative consequences on our operations, financial position and cash flows.

Continued weakness in the homebuilding industry could have an adverse effect on us.  It could require that we write off more assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity to pursue our business plan, any of which could have a detrimental effect on our current stakeholders.

Our future operations may be adversely impacted by high inflation.

We, like other homebuilders, may be adversely affected during periods of high inflation, mainly by higher land and construction costs.  Also, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective buyers.  Inflation increases our cost of financing, materials and labor and could cause our financial results or growth to decline.  We attempt to pass cost increases on to our customers through higher sales prices.  Although inflation has not historically had a material adverse effect on our business, recently the cost of some of the materials we use to construct our homes has increased.  Sustained increases in material costs would have a material adverse effect on our business if we are unable to increase home sale prices.

Our lack of geographic diversification could adversely affect us if the homebuilding industry in our market declines.

We have operations in Ohio, Indiana, Illinois, Maryland, Virginia, North Carolina and Florida.  Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis.  As a result of such variability, our historical performance may not be a meaningful indicator of future results.  Factors that contribute to this variability include:  (a) timing of home deliveries and land sales; (b) delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability and governmental restrictions; (c) our ability to acquire additional land or options for additional land on acceptable terms; (d) conditions of the real estate market in areas where we operate and of the general economy; (e) the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing; and (f) costs and availability of materials and labor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

 (c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010, and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three month period ended March 31, 2008, the Company did not repurchase any shares.  As of March 31, 2008, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1 to January 31, 2008	-	$ -	-	$6,715,000
February 1 to February 29, 2008	-	-	-	$6,715,000
March 1 to March 31, 2008	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

(1) On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million worth of its outstanding common shares.  This repurchase program expires on November 8, 2010.

Item 3.  Defaults Upon Senior Securities  - None.

Item 4.  Submission of Matters to a Vote of Security Holders  - None.

Item 5.  Other Information  - None.

Item 6.  Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Form of 2008 Award Formulas and Performance Goals, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008.

10.2
Second Amendment to Second Amended and Restated Credit Agreement dated March 27, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2008.

10.3	Fourth Amendment to First Amended and Restated Revolving Credit Agreement effective as of April 18, 2008 by and among M/I Financial Corp., the Company and Guaranty Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	May 6, 2008	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	May 6, 2008	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of 2008 Award Formulas and Performance Goals, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008.

10.2
Second Amendment to Second Amended and Restated Credit Agreement dated March 27, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2008.

10.3	Fourth Amendment to First Amended and Restated Revolving Credit Agreement effective as of April 18, 2008 by and among M/I Financial Corp., the Company and Guaranty Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)