Form 10-Q
period 2008-06-30
M I HOMES INC
filed 2008-08-01
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares, par value $.01 per share: 14,018,333 shares outstanding as of July 28, 2008

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and
		December 31, 2007	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three and Six Months Ended June 30, 2008 and 2007	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Six Months Ended June 30, 2008	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2008 and 2007	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

	Item 3.	Defaults Upon Senior Securities	51

	Item 4.	Submission of Matters to a Vote of Security Holders	52

	Item 5.	Other Information	52

	Item 6.	Exhibits	52

Signatures			53

Exhibit Index			54

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$2,113	$1,506
Cash held in escrow	7,031	21,239
Mortgage loans held for sale	31,919	54,127
Inventories	698,696	797,329
Property and equipment - net	32,216	35,699
Investment in unconsolidated limited liability companies	26,011	40,343
Income tax receivable	31,857	53,667
Deferred income taxes	7,622	67,867
Other assets	23,091	31,270
Assets of discontinued operation	-	14,598
TOTAL ASSETS	$860,556	$1,117,645

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$55,162	$66,242
Accrued compensation	4,207	9,509
Customer deposits	6,455	6,932
Other liabilities	51,502	58,473
Community development district obligations	12,153	12,410
Obligation for consolidated inventory not owned	7,093	7,433
Liabilities of discontinued operation	2,560	14,286
Notes payable banks - homebuilding operations	10,000	115,000
Note payable bank - financial services operations	29,640	40,400
Notes payable – other	16,661	6,703
Senior notes – net of discount of $960 and $1,088, respectively, at June 30, 2008
and December 31, 2007	199,040	198,912
TOTAL LIABILITIES	$394,473	$536,300

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	$96,325	$96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	80,909	79,428
Retained earnings	360,324	477,339
Treasury shares – at cost – 3,607,634 and 3,621,333 shares, respectively, at June 30, 2008
and December 31, 2007	(71,651)	(71,923)
TOTAL SHAREHOLDERS’ EQUITY	$466,083	$581,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$860,556	$1,117,645

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$141,002	$226,448	$297,087	$443,017
Costs, expenses and other income:
Land and housing	122,233	178,495	253,801	348,676
Impairment of inventory and investment in unconsolidated LLCs	39,872	58,179	60,979	59,324
General and administrative	17,133	25,947	34,691	46,688
Selling	13,087	18,807	26,813	35,938
Interest	2,106	2,760	6,545	6,788
Other income	-	-	(5,555)	-
Total costs, expenses and other income	194,431	284,188	377,274	497,414

Loss before income taxes	(53,429)	(57,740)	(80,187)	(54,397)

Provision (benefit) for income taxes	37,821	(22,309)	31,213	(21,037)

Loss from continuing operations	(91,250)	(35,431)	(111,400)	(33,360)

Discontinued operation, net of tax	(413)	(4,748)	(33)	(4,589)

Net loss	$(91,663)	$(40,179)	$(111,433)	$(37,949)

Preferred dividends	2,438	2,438	4,875	2,438

Net loss to common shareholders	$(94,101)	$(42,617)	$(116,308)	$(40,387)

Loss per common share:
Basic:
Continuing operations	$(6.69)	$(2.71)	$(8.30)	$(2.56)
Discontinued operation	$(0.03)	$(0.34)	$-	$(0.33)
Basic loss	$(6.72)	$(3.05)	$(8.30)	$(2.89)
Diluted:
Continuing operations	$(6.69)	$(2.71)	$(8.30)	$(2.56)
Discontinued operation	$(0.03)	$(0.34)	$-	$(0.33)
Diluted loss	$(6.72)	$(3.05)	$(8.30)	$(2.89)

Weighted average shares outstanding:
Basic	14,016	13,975	14,012	13,959
Diluted	14,016	13,975	14,012	13,959

Dividends per common share	$0.025	$0.025	$0.05	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2008
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2007	4,000	$96,325	14,004,790	$176	$79,428	$477,339	$(71,923)	$581,345
Net loss						(111,433)		(111,433)
Dividends on preferred shares, $1,218.75 per share						(4,875)		(4,875)
Dividends on common shares, $0.05 per share						(707)		(707)
Income tax benefit from stock options and
deferred compensation distributions					(98)			(98)
Stock options exercised			900		(10)		18	8
Stock-based compensation expense					1,758			1,758
Deferral of executive and director compensation					85			85
Executive and director deferred compensation
distributions			12,799		(254)		254	-
Balance at June 30, 2008	4,000	$96,325	14,018,489	$176	$80,909	$360,324	$(71,651)	$466,083

        See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(111,433)	$(37,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	46,967	65,545
Impairment of investment in unconsolidated limited liability companies	15,224	2,731
Impairment of goodwill and intangible assets	-	5,175
Mortgage loan originations	(171,971)	(247,053)
Proceeds from the sale of mortgage loans	198,487	272,836
Fair value adjustment of mortgage loans held for sale	(944)	142
Net (gain) loss from property disposals	(5,530)	83
Depreciation	2,858	2,569
Amortization of intangibles, debt discount and debt issue costs	784	1,299
Stock-based compensation expense	1,758	1,750
Deferred income tax (benefit) expense	2,234	(23,287)
Deferred tax asset valuation allowance	58,011	-
Income tax receivable	21,810	-
Excess tax benefits from stock-based payment arrangements	98	(125)
Equity in undistributed loss of limited liability companies	29	839
Write-off of unamortized debt discount and financing costs	1,059	-
Change in assets and liabilities:
Cash held in escrow	14,224	45,310
Inventories	63,664	(1,574)
Other assets	7,487	(1,525)
Accounts payable	(14,944)	5,131
Customer deposits	(1,849)	(3,082)
Accrued compensation	(5,295)	(16,564)
Other liabilities	(13,229)	(9,814)
Net cash provided by operating activities	109,499	62,437

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,598)	(2,708)
Proceeds from the sale of property	9,454	-
Investment in unconsolidated limited liability companies	(3,157)	(3,535)
Return of investment from unconsolidated limited liability companies	357	40
Net cash provided by (used in) investing activities	4,056	(6,203)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(105,674)	(158,900)
Principal repayments of mortgage notes payable and community
development district bond obligations	(199)	(118)
Proceeds from preferred shares issuance – net of issue costs of $3,675	-	96,325
Debt issue costs	(928)	(38)
Payments on capital lease obligations	(475)	(457)
Dividends paid	(5,582)	(3,143)
Proceeds from exercise of stock options	8	804
Excess tax benefits from stock-based payment arrangements	(98)	125
Net cash used in financing activities	(112,948)	(65,402)
Net increase (decrease) in cash	607	(9,168)
Cash balance at beginning of period	1,506	11,516
Cash balance at end of period	$2,113	$2,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$1,873	$7,467
Income taxes	$385	$10,065

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(186)	$4,173
Consolidated inventory not owned	$(340)	$2,703
Capital lease obligations	$-	$1,457
Distribution of single-family lots from unconsolidated limited liability companies	$4,562	$1,742
Non-monetary exchange of fixed assets	$13,000	$-
Deferral of executive and director compensation	$85	$653
Executive and director deferred compensation distributions	$254	$417

         See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and Notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries.  All intercompany transactions have been eliminated.  Results for the interim periods are not necessarily indicative of results for a full year.  In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period.  Actual results could differ from these estimates and have a significant impact on the Company’s financial condition and results of operations and cash flows.  With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes and contingencies.  Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part II of this report.

NOTE 2.  Impact of Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value by clarifying the exchange price notion presented in earlier definitions and providing a framework for measuring fair value.  SFAS 157 also expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  SFAS 157 in regards to non-financial assets and liabilities measured on a recurring basis does not impact the Company.  The FASB deferred the provisions of SFAS 157 relating to non-financial assets and liabilities that are not measured on a recurring basis, which are effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years.  The Company is still in the process of determining the impact, if any, the adoption of SFAS 157 for non-financial assets and liabilities will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133, (“SFAS 161”).  SFAS 161 expands the disclosure requirements in Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” regarding an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

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

In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers or investors.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives pursuant to the requirements of SFAS 133 and accordingly, are marked to fair value through earnings.  Fair value is determined pursuant to SFAS 157 and SAB 109, both of which the Company adopted on a prospective basis as of the beginning of 2008.  Fair value measurements are included in earnings on the accompanying statements of operations.  During the first quarter of 2008, the Company recognized a $1.4 million fair value adjustment to earnings as the result of including the servicing release premiums in the fair value calculation as required by SAB 109.

SFAS 157:  (1) establishes a common definition for fair value to be applied to assets and liabilities; (2) establishes a framework for measuring fair value; and (3) expands disclosures concerning fair value measurements.  SFAS 157 gives us three measurement input levels for determining fair value, which are Level 1, Level 2 and Level 3.  Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $10.0 million and $2.1 million at June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, the fair value of the committed IRLCs resulted in a liability of $0.3 million and the related best-efforts contracts resulted in an asset of $0.1 million.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three and six months ended June 30, 2008, we recognized less than $0.1 million of income and $0.2 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.  For the three and six months ended June 30, 2007, we recognized no net income or expense relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS 133, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At June 30, 2008 and December 31, 2007, the notional amount of the uncommitted IRLCs was $82.3 million and $34.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.7 million and $0.2 million at June 30, 2008 and December 31, 2007, respectively.  For the three and six months ended June 30, 2008, we recognized expense of $0.3 million and income of $0.5 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and six months ended June 30, 2007, we recognized expense of $0.6 million and $0.7 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At June 30, 2008 and December 31, 2007, the notional amount under these FMBSs was $85.0 million and $37.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.1 million and a liability of $0.2 million, respectively.  For the three and six months ended June 30, 2008, we recognized $0.6 million and $0.3 million of income, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2007, we recognized $0.4 million and $0.3 million of income, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $2.9 million and $15.4 million at June 30, 2008 and December 31, 2007, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million and less than $0.1 million at June 30, 2008 and December 31, 2007, respectively, under the matched terms method of SFAS 133.  For the three and six months ended June 30, 2008, we recognized income of $0.1 million and expense of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For both the three and six months ended June 30, 2007, we recognized expense of less than $0.1 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $29.0 million and $28.9 million, respectively, at June 30, 2008 and $43.0 million and $43.2 million, respectively, at December 31, 2007.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of June 30, 2008 and December 31, 2007, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.6 million and a liability of $0.4 million, respectively.  For the three and six months ended June 30, 2008, we recognized income of $0.6 million and $1.0 million, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2007, we recognized income of $0.7 million and $0.5 million, respectively, relating to marking these FMBSs to market.

The table below shows the level and measurement of our assets measured at fair value:

		Quoted Prices	Significant
	Fair Value	in Active	Other	Significant
	Measurements	Markets for	Observable	Unobservable
Description of Financial Instrument	June 30,	Identical Assets	Inputs	Inputs
(In thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Mortgage loans held for sale	$13	$-	$13	$-
Mortgage-backed securities	696	-	696	-
Interest rate lock commitments	422	-	422	-
Best efforts contracts	127	-	127	-
Total	$1,258	$-	$1,258	$-

NOTE 4.   Discontinued Operation

In December 2007, the Company sold substantially all of its West Palm Beach, Florida division to a private builder and announced it would exit this market.  As of June 30, 2008, the Company had completed and delivered all homes that had previously been in backlog.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), results of our West Palm Beach division have been classified as a discontinued operation, and prior periods have been restated to be consistent with the June 30, 2008 presentation.  The Company’s Condensed Consolidated Balance Sheets reflect the assets and liabilities of the discontinued operation as separate line items, and the operations of its West Palm Beach division for the current and prior periods are reported in discontinued operation on the Condensed Consolidated Statements of Operations.  Discontinued operation includes revenues from our West Palm Beach division of $3.6 million and $9.2 million for the three months ended June 30, 2008 and 2007, respectively, and $13.1 million and $17.1 million for the six months ended June 30, 2008 and 2007, respectively.  It also includes pre-tax losses of $0.7 million and $7.5 million for the three months ended June 30, 2008 and 2007, respectively, and pre-tax losses of $0.1 million and $7.2 million for the six months ended June 30, 2008 and 2007, respectively.

NOTE 5.  Inventory

A summary of the Company’s inventory as of June 30, 2008 and December 31, 2007 is as follows:

	June 30,	December 31,
(In thousands)	2008	2007
Single-family lots, land and land development costs	$404,992	$489,953
Land held for sale	2,739	8,523
Homes under construction	259,851	264,912
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2008 - $1,826;
December 31, 2007 - $1,236)	10,976	11,750
Community development district infrastructure (Note 12)	11,440	11,625
Land purchase deposits	2,903	4,431
Consolidated inventory not owned (Note 13)	5,795	6,135
Total inventory	$698,696	$797,329

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

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

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of June 30, 2008 and December 31, 2007, we had 580 homes (valued at $99.3 million) and 632 homes (valued at $117.7 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 6 below for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the three and six months ended June 30, 2008, the Company wrote off less than $0.1 million and $1.2 million, respectively, in option deposits and pre-acquisition costs.  Refer to Note 6 below for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 6.  Valuation Adjustments and Write-offs

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

Operating communities.  For existing operating communities which may have impairment indicators, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases, projected sales price and sales pace of each existing or planned community; the estimated land development and home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.

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

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed above in Note 5, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets or the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach, in accordance with SFAS 144.

Land held for sale.  Land held for sale includes land that meets the six criteria defined in SFAS 144, as discussed above in Note 5.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  Fair value is determined based on the expected third party sale proceeds.

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated limited liability companies (“LLCs”) for impairment in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Investments In Common Stock” (“APB 18”), and SEC SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB Topic 5M”).  When evaluating the LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 9.

As discussed in Note 9, during the first six months of 2008, one of the Company’s LLCs was in default of its loan agreement and agreeable terms were not reached for the Company to continue its interest in this LLC.  During the six months ended June 30, 2008, the Company wrote off its remaining investment in this LLC of $3.7 million.

A summary of the Company’s valuation adjustments and write-offs for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Impairment of operating communities:
Midwest	$8,397	$5,603	$10,917	$5,363
Florida	1,460	10,230	4,590	10,537
Mid-Atlantic	6,419	20,339	6,513	21,417
Total impairment of operating communities (a)	$16,276	$36,172	$22,020	$37,317
Impairment of future communities:
Midwest	$1,524	$1,526	$1,524	$1,526
Florida	-	9,034	4,380	9,034
Mid-Atlantic	-	6,018	-	6,018
Total impairment of future communities (a)	$1,524	$16,578	$5,904	$16,578
Impairment of land held for sale:
Midwest	$358	$-	$358	$-
Florida	10,238	2,442	17,473	2,442
Mid-Atlantic	-	256	-	256
Total impairment of land held for sale (a)	$10,596	$2,698	$17,831	$2,698
Option deposits and pre-acquisition costs write-offs:
Midwest	$1	$-	$25	$22
Florida (b)	2	825	133	1,828
Mid-Atlantic	5	16	1,054	46
Total option deposits and pre-acquisition costs write-offs (c)	$8	$841	$1,212	$1,896
Impairment of investments in unconsolidated LLCs:
Midwest	$176	$-	$176	$-
Florida	11,300	2,731	15,048	2,731
Mid-Atlantic	-	-	-	-
Total impairment of investments in unconsolidated LLCs (a)	$11,476	$2,731	$15,224	$2,731

Total impairments and write-offs of option deposits and
pre-acquisition costs (d)	$39,880	$59,020	$62,191	$61,220

(a) Amounts are recorded within impairment of inventory and investment in unconsolidated LLCs in the Company’s Unaudited Condensed Consolidated Statements of Operations.

(b) Includes the Company’s $0.8 million share of the write-off of an option deposit in the three and six month periods of 2007 that is included in equity in undistributed loss (income) of limited liability companies in the Company’s Unaudited Condensed Statement of Cash Flows.

(c) Amounts are recorded within general and administrative expense in the Company’s Unaudited Condensed Consolidated Statements of Operations.

(d)  Total impairment excludes impairment of our West Palm Beach, Florida division of $7.9 million for the three and six months ended June 30, 2007, respectively, which is included in discontinued operation.  No impairment has been recorded for this discontinued operation for 2008.

NOTE  7.  Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Capitalized interest, beginning of period	$28,522	$31,198	$29,212	$29,492
Interest capitalized to inventory	2,694	5,087	5,223	10,138
Capitalized interest charged to cost of sales	(3,093)	(3,390)	(6,312)	(6,735)
Capitalized interest, end of period	$28,123	$32,895	$28,123	$32,895

Interest incurred	$4,800	$7,847	$11,768	$16,926

NOTE  8.  Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following is a summary of the major classes of depreciable assets and their estimated useful lives as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(In thousands)	2008	2007
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	20,717	18,153
Transportation and construction equipment	13,391	22,528
Property and equipment	45,931	52,504
Accumulated depreciation	(13,715)	(16,805)
Property and equipment, net	$32,216	$35,699

Estimated
Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense (excluding expense relating to model furnishings classified in Inventory) was approximately $2.2 million and $2.1 million for the six month periods ended June 30, 2008 and 2007, respectively.

During the first quarter of 2008, the Company exchanged its airplane for an airplane of lesser value plus $9.5 million of cash consideration.  The transaction was with an unrelated party.  The transaction was accounted for as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended.  In accordance with APB Opinion No. 29, as amended, “Nonmonetary Transactions,” Emerging Issues Task Force (“EITF”) Issue 01-2, “Interpretation of APB Opinion No. 29,” and SFAS No. 153, “Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29,” a gain of $5.6 million was recorded in Other Income on the Company’s Unaudited Condensed Consolidated Statements of Operations.

NOTE 9.  Investment in Unconsolidated Limited Liability Companies

At June 30, 2008, the Company had interests ranging from 33% to 50% in limited liability companies that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and two of these LLCs had outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and guarantees of the completion of land development and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 10 below.  These entities had assets totaling $107.8 million and liabilities totaling $47.1 million, including third party debt of $40.9 million, as of June 30, 2008.  The Company’s maximum exposure related to its investment in these entities as of June 30, 2008 was the amount invested of $26.0 million plus letters of credit totaling $9.4 million and the possible future obligation of $22.0 million under the guarantees and indemnifications discussed in Note 10 below.  Included in the Company’s investment in LLCs at June 30, 2008 and December 31, 2007 are $0.9 million and $2.0 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

In the first quarter of 2008, the Company wrote-off its remaining investment of $3.7 million in one of its unconsolidated limited liability companies.  The unconsolidated limited liability company has received notice of default of its obligations under third party financing to the unconsolidated limited liability company.  The Company does not believe that it has significant financial exposure to matters pertaining to the unconsolidated limited liability company or its financing.   The assets and liabilities of this limited liability company at June 30, 2008 were $47.5 million and $34.8 million (including third party debt of $34.2 million), respectively.

In accordance with APB 18 and SAB Topic 5M, the Company evaluates its investment in unconsolidated LLCs for potential impairment.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE  10.  Guarantees and Indemnifications

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

Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Warranty accrual, beginning of period	$10,979	$13,385	$12,006	$14,095
Warranty expense on homes delivered during the period	1,050	1,707	2,168	3,318
Changes in estimates for pre-existing warranties	456	448	67	234
Settlements made during the period	(2,044)	(2,403)	(3,800)	(4,510)
Warranty accrual, end of period	$10,441	$13,137	$10,441	$13,137

Guarantees and Indemnities

In the ordinary course of business, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $54.7 million and $174.8 million were covered under the above guarantees as of June 30, 2008 and December 31, 2007, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at June 30, 2008, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2008 or 2007, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $2.8 million and $2.4 million at June 30, 2008 and December 31, 2007, respectively.  The risk associated with the above guarantees and indemnities is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments under these guarantees is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.8 million as of June 30, 2008 and $1.9 million as of December 31, 2007, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided environmental indemnifications, guarantees for the completion of land development, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs.  Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the land development completion guarantees, the Company and its partner in the applicable LLC are jointly and severally liable to incur any and all costs necessary to complete the development of the land in the event that the LLC fails to complete the project.  The maximum amount that the Company could be required to pay under the land development completion guarantees was approximately $10.1 million and $12.9 million as of June 30, 2008 and December 31, 2007, respectively.  The risk associated with these guarantees is offset by the value of the underlying assets.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of June 30, 2008, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $11.9 million.  Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, land development completion guarantees and loan maintenance and limited payment guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.3 million as of both June 30, 2008 and December 31, 2007, which was management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 11.  Commitments and Contingencies

At June 30, 2008, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 880 homes, with an aggregate sales price of approximately $254.1 million.  Based on our current housing gross margin, plus variable selling costs, less payments to date on homes in backlog of $122.5 million, we estimate payments totaling approximately $113.5 million to be made in 2008 relating to those homes.  At June 30, 2008, the Company also had outstanding options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $98.5 million.  Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2008, the Company had outstanding approximately $99.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2015.  Included in this total are: (1) $59.2 million of performance bonds and $23.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $5.0 million share of our LLCs’ letters of credit and bonds); (2) $10.4 million of financial letters of credit, of which $2.6 million represent deposits on land and lot purchase agreements; and (3) $6.0 million of financial bonds.

At June 30, 2008, the Company had outstanding $1.5 million of corporate promissory notes.  These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties.  No interest or principal is due until the time of default.  In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At June 30, 2008, the Company had $0.2 million of certificates of deposit included in other assets in the Condensed Consolidated Balance Sheets that have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use.

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

NOTE 12.  Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to these CDD bond obligations issued and outstanding as of June 30, 2008:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
5/1/2004	5/1/2035	6.00%	$ 9,145
7/15/2004	12/1/2022	6.00%	4,755
7/15/2004	12/1/2036	6.25%	10,060
3/15/2007	5/1/2037	5.20%	7,005
Total CDD bond obligations issued and outstanding as of June 30, 2008			$30,965

In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded a $11.4 million liability related to these CDD bond obligations as of June 30, 2008, along with the related inventory infrastructure.

In addition, at June 30, 2008, the Company had outstanding a $0.7 million CDD bond obligation in connection with the purchase of land.  This obligation bears interest at a rate of 5.5% and matures November 1, 2010.  As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

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

As of June 30, 2008 and December 31, 2007, the Company had recorded $3.7 million within inventories on the Condensed Consolidated Balance Sheets, representing the fair value of land under a land option contract.  The corresponding liability has been classified as obligation for consolidated inventory not owned on the Condensed Consolidated Balance Sheets.

As of June 30, 2008 and December 31, 2007, the Company also had recorded within inventories on the Condensed Consolidated Balance Sheets $2.1 million of land for which the Company does not have title because the land was sold to a third party with the Company retaining an option to repurchase developed lots.  In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has continuing involvement in the land as a result of the repurchase option, and therefore is not permitted to recognize the sale of the land.  The corresponding liability has been classified as obligation for consolidated inventory not owned on the Condensed Consolidated Balance Sheets.

NOTE 14.  Notes Payable Banks

On May 22, 2008, M/I Financial entered into a secured credit agreement (“MIF Credit Agreement”) with a financial institution.  This agreement replaced M/I Financial’s previous credit facility that expired on May 30, 2008.

The MIF Credit Agreement provides M/I Financial with $30.0 million maximum borrowing availability, with an additional $10.0 million of availability from December 15, 2008 through January 15, 2009.  The MIF Credit Agreement, which expires on May 21, 2009, is secured by certain mortgage loans.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  As of the end of each fiscal quarter, M/I Financial must have tangible net worth of at least $9.0 million and adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) of no less than $7.0 million.  The ratio of total liabilities to adjusted tangible net worth shall never be more than 10.0 to 1.0.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of LIBOR plus 1.35%.

At June 30, 2008, the Company had borrowings totaling $10.0 million under the Second Amendment to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”), compared to $115.0 million at December 31, 2007.  The $105.0 million decrease is the result of the Company using the $49.0 million tax refund received in the first quarter of 2008 and cash generated from operations to pay down the Credit Facility.

Under the Second Amendment to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”), the most restrictive covenant is the minimum net worth requirement.  Under the minimum net worth requirement we are required to maintain tangible net worth (“Minimum Net Worth”) of at least $400 million less a deferred tax asset valuation of up to $65 million, plus 50% of net income earned for each full fiscal quarter ending after December 31, 2007 (with no deduction for net losses), plus 50% of the aggregated net increase in tangible net worth resulting from the sale of capital stock and other equity interests (as defined therein).  At June 30, 2008, our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $120.7 million.

NOTE 15.  Notes Payable Other

On April 4, 2008, the Company entered into a loan agreement with a financial institution which is collateralized by the Company’s aircraft that was exchanged in the first quarter of 2008.  This $10.2 million promissory note bears interest at LIBOR plus 2.25% and is due April 2015.

NOTE 16.   Senior Notes

As of June 30, 2008, we had $200 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Second Amendment to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”) prohibits the early repurchase of such senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares or repurchase any shares.  If our consolidated restricted payments basket, as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At June 30, 2008 our restricted payments basket was ($12.7) million.  As a result of this, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under the repurchase program discussed in more detail in Note 19 below.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.

NOTE 17.  Loss Per Share

(Loss) earnings per share (“EPS”) is calculated based on the weighted average number of common shares outstanding during each period.  The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation.  There are no adjustments to net loss necessary in the calculation of basic or diluted earnings per share.  The table below presents information regarding basic and diluted loss per share from continuing operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2008			2007
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(91,250)			$(35,431)
Less: preferred stock dividends	2,438			2,438
Loss to common shareholders from continuing operations	$(93,688)	14,016	$(6.69)	$(37,869)	13,975	$(2.71)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(93,688)	14,016	$(6.69)	$(37,869)	13,975	$(2.71)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		1,471			1,193

	Six Months Ended
	June 30,
(In thousands, except per share amounts)	2008			2007
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(111,400)			$(33,360)
Less: preferred stock dividends	4,875			2,438
Loss to common shareholders from continuing operations	$(116,275)	14,012	$(8.30)	$(35,798)	13,959	$(2.56)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(116,275)	14,012	$(8.30)	$(35,798)	13,959	$(2.56)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		1,399			1,143

NOTE 18.  Income Taxes

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  If, for some reason, the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  Given the continued downturn in the homebuilding industry during the first half of 2008, resulting in additional inventory impairments, the Company currently anticipates being in a four-year cumulative pre-tax loss position during the years 2005 through 2008.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, during the second quarter of 2008, in accordance with paragraph 194 of SFAS 109, which relates to interim reporting, the Company recorded a valuation allowance of $58.0 million against its deferred tax assets, $22.1 of which relates to beginning of the year deferred tax assets with the remainder related to deferred tax assets that arose in 2008 as a result of 2008 operating activity.  The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The $7.6 million deferred tax assets at June 30, 2008, for which there are no valuation allowances, relate to amounts that are expected to be realized through net operating loss carrybacks to tax year 2006 or through subsequent reversals of existing taxable temporary difference during 2008.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At June 30, 2008, the Company had a $31.9 million federal income tax receivable primarily relating to the estimated cash refund to be realized upon the carryback of our current net taxable operating loss to 2006.   At June 30, 2008, the Company had a Federal net operating loss (“NOL”) carryback of approximately $81 million.  The Company also had state NOLs of $86 million.  These state operating loss carryforwards will begin to expire in 2022.  The amount of taxable income from 2006 that remains available for net operating loss offset is approximately $40 million.  The amount of taxable income that needs to be generated by the Company in order to realize our deferred tax assets, taking into account net operating loss carrybacks, is $121 million.

As of June 30, 2008, the Company estimated that the total amount of unrecognized tax benefits could decrease by approximately $0.8 million within the next twelve months, which in turn would increase income tax benefits if recognized, resulting from the closing of certain tax years.  These unrecognized tax benefits relate primarily to the deductibility of certain intercompany charges.  The Company continues to record interest and penalties as a component of the (benefit) provision for income taxes on the Unaudited Condensed Consolidated Statements of Operations and as a component of the unrecognized tax benefits recorded within other liabilities on the Unaudited Condensed Consolidated Balance Sheets.  As of June 30, 2008, the Company’s federal income tax returns for 2004 through 2006 are open years.  The Company files income tax returns in various state and local jurisdictions, with varying statutes of limitations.  Ohio and Florida are both major tax jurisdictions.  As of June 30, 2008, both Ohio and Florida have open tax years of 2004 through 2007.

NOTE 19.  Purchase of Treasury Shares

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million of its outstanding common shares.  The repurchase program expires on November 8, 2010 and was publicly announced on November 10, 2005.  The repurchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the six month period ended June 30, 2008, the Company did not repurchase any shares.  As of June 30, 2008, the Company had approximately $6.7 million available to repurchase outstanding common shares under the Board approved repurchase program.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to repurchase any shares.  If our consolidated restricted payments basket, as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments or repurchasing any shares.  Due to the results of the quarter ended June 30, 2008, the payment basket is $(12.7) million and, therefore, we are restricted from repurchasing any shares.  We will continue to be restricted until such time that the restricted payments basket has been restored or our senior notes are repaid, and we have Board approval to repurchase shares.

NOTE 20.   Dividends on Common Shares

On July 15, 2008, the Company paid to shareholders of record of its common shares on July 1, 2008 a cash dividend of $0.025 per share.  Total dividends paid on common shares in 2008 through July 15, 2008 were approximately $1.1 million.

As discussed in Note 16, the indenture governing our senior notes contains a provision that restricts the payment of dividends when the calculation of the restricted payment basket, as defined therein, falls below zero.  Due to the results of the quarter ended June 30, 2008, the payment basket is $(12.7) million and therefore, we are restricted from making any further dividend payments.  We will continue to be restricted until such time that the restricted payments basket has been restored or our senior notes are repaid, and we have Board approval to resume dividend payments.

NOTE 21.   Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 non-cumulative preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 preferred shares in the aggregate.  The aggregate liquidation value of the preferred shares is $100 million.  As of June 30, 2008, total dividends paid on preferred shares in 2008 were approximately $4.9 million.

As discussed in Note 16, the indenture governing our senior notes contains a provision that restricts the payment of dividends when the calculation of the restricted payment basket, as defined therein, falls below zero.  Due to the results of the quarter ended June 30, 2008, the payment basket is $(12.7) million and therefore, we are restricted from making any further dividend payments.  We will continue to be restricted until such time that the restricted payments basket has been restored or our senior notes are repaid, and we have Board approval to resume dividend payments.

NOTE 22.  Universal Shelf Registration

On May 23, 2008 the Company terminated its universal shelf registration.

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

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana		Charlotte, North Carolina
Chicago, Illinois		Raleigh, North Carolina

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services primarily for purchasers of the Company’s homes.

The chief operating decision makers utilize operating income (loss), defined as income (loss) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the three and six months ended June 30, 2008 and 2007 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Revenue:
Midwest homebuilding	$57,171	$78,238	$106,478	$149,887
Florida homebuilding	39,109	76,129	89,641	153,894
Mid-Atlantic homebuilding	41,385	68,298	85,256	129,317
Other homebuilding - unallocated (a)	166	(1,012)	7,131	(228)
Financial services	3,171	4,795	8,581	10,147
Total revenue	$141,002	$226,448	$297,087	$443,017

Operating loss:
Midwest homebuilding (b)	$(13,017)	$(7,162)	$(18,359)	$(7,595)
Florida homebuilding (b)	(24,447)	(19,439)	(42,609)	(7,564)
Mid-Atlantic homebuilding (b)	(8,027)	(24,353)	(10,233)	(24,356)
Other homebuilding - unallocated (a)	1	(276)	502	(73)
Financial services	1,114	2,334	4,593	5,065
Less: Corporate selling, general and administrative expense (c)	(6,947)	(6,084)	(13,091)	(13,086)
Total operating loss	$(51,323)	$(54,980)	$(79,197)	$(47,609)

Interest expense:
Midwest homebuilding	$937	$655	$2,719	$2,014
Florida homebuilding	289	1,294	1,511	2,878
Mid-Atlantic homebuilding	778	666	2,071	1,669
Financial services	102	145	244	227
Total interest expense	$2,106	$2,760	$6,545	$6,788

Other income (d)	$-	$-	$5,555	$-

Loss from continuing operations before income taxes	$(53,429)	$(57,740)	$(80,187)	$(54,397)

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

(b) For the three months ended June 30, 2008 and 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $39.9 million and $59.0 million, respectively.  These charges reduced operating income by $10.5 million and $7.1 million in the Midwest region, $23.0 million and $25.3 million in the Florida region and $6.4 million and $26.6 million in the Mid-Atlantic region for the three months ended June 30, 2008 and 2007, respectively.

      For the six months ended June 30, 2008 and 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $62.2 million and $61.2 million, respectively.  These charges reduced operating income by $13.0 million and $6.9 million in the Midwest region, $41.6 million and $26.6 million in the Florida region and $7.6 million and $27.7 million in the Mid-Atlantic region for the six months ended June 30, 2008 and 2007, respectively.

(c) The three and six months ended June, 2008 include the impact of severance charges of $0.9 million and $2.0 million, respectively, and the three and six months ended June, 2007 include the impact of severance charges of $0.3 million and $1.6 million, respectively.

(d) Other income is comprised of the gain recognized on the exchange of the Company’s airplane.

The following table shows total assets by segment as of June 30, 2008 and December 31, 2007:

	At June 30, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$173	$50	$2,680	$-	$2,903
Inventory	311,432	139,389	244,972	-	695,793
Investments in unconsolidated entities	12,659	13,352	-	-	26,011
Other assets	2,204	10,537	6,319	116,789	135,849
Total assets	$326,468	$163,328	$253,971	$116,789	$860,556

	At December 31, 2007
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$344	$388	$3,699	$-	$4,431
Inventory	332,991	205,773	253,468	666	792,898
Investments in unconsolidated entities	15,705	24,638	-	-	40,343
Other assets	5,180	10,849	19,720	244,224	279,973
Total assets	$354,220	$241,648	$276,887	$244,890	$1,117,645

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 72,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In 2007, the latest year for which information is available, we were the 19th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors such as:

●
The homebuilding industry is in the midst of a significant downturn. A continuing decline in demand for new homes coupled with an increase in the inventory of available new homes and alternatives to new homes could adversely affect our sales volume and pricing even more than has occurred to date;

●	Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing;
●	Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale;
●	Our land investment exposes us to significant risks, including potential impairment write-downs that could negatively impact our profits if the market value of our inventory declines;
●	If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer;
●	If the current downturn becomes more severe or continues for an extended period of time, it would have continued negative consequences on our operations, financial position and cash flows;
●	Our future operations may be adversely impacted by high inflation;
●	Our lack of geographic diversification could adversely affect us if the homebuilding industry in our market declines;
●	If we are not able to obtain suitable financing, our business may be negatively impacted;
●	Reduced numbers of home sales force us to absorb additional carrying costs;
●	The terms of our indebtedness may restrict our ability to operate;
●	The terms of our debt instruments allow us to incur additional indebtedness;
●	We could be adversely affected by a negative change in our credit rating;
●
We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid;

●	One unconsolidated entity in which we have an investment may not be able to modify the terms of its loan agreement;
22
●	The credit agreement of our financial services segment will expire in May 2009;
●	We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings;
●	Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code;
●	In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows;
●	Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position;
●	We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results;
●	Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
●	Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for homes in affected areas;
●	Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries;
●	We are subject to extensive government regulations which could restrict our homebuilding or financial services business; and
●	We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

These risk factors are more fully discussed in Part II, Item 1A. Risk Factors of this report.  Any forward-looking statement speaks only as of the date made.  Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Typically, our building cycle ranges from five to six years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the homes.  Actual community lives will vary, based on the size of the community and the associated absorption rates.  Master-planned communities encompassing several phases may have significantly longer lives.  Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby also extending the lives of certain communities.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.  For those communities deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.

Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level; therefore, changes in local conditions may affect one or several of our communities.

For the three months ended June 30, 2008, the company evaluated all communities for impairment indicators.  A recoverability analysis was performed for 76 communities and an impairment charge was recorded in 36 of those communities.  The carrying value of those 36 impaired communities was $104.5 million at June 30, 2008.

For all of the categories listed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain.  Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques.  Local market-specific factors that may impact these projected assumptions include:

●	historical project results such as average sales price and sales rates, if closings have occurred in the project;
●	competitors’ local market and/or community presence and their competitive actions;
●	project specific attributes such as location desirability and uniqueness of product offering;
●	potential for alternative product offerings to respond to local market conditions;
●	current local market economic and demographic conditions and related trends and forecasts; and
●	community-specific strategies regarding speculative homes.

Operating communities.  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.

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

The market-specific factors that may impact project assumptions discussed above are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.  We perform a sensitivity analysis based on possible scenarios that considers various significant changes in these factors.

As of June 30, 2008, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2010, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of June 30, 2008, we utilized discount rates ranging from 12% to 15% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

Our quarterly assessments reflect management’s estimates.  Due to the uncertainties related to our operations and our industry as a whole as further discussed in Part II, Item 1A. Risk Factors of this report, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

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

Investment in Unconsolidated Limited Liability Companies.  We invest in entities that acquire and develop land for distribution to us in connection with our homebuilding operations.  In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities because they have sufficient equity to finance their operations.  We must use our judgment to determine if we have substantive control or exercise significant influence over these entities.  If we were to determine that we have substantive control or exercise significant influence over an entity, we would be required to consolidate the entity.  Factors considered in determining whether we have substantive control or exercise significant influence over an entity include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement.  In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the variable interest entity.  We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control or exercise significant influence over an entity to be critical accounting policies due to the judgment required.  Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distribution of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of June 30, 2008, the Company used a discount rate of 15% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventories above for operating communities.  If such model results in positive value versus carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2008, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and an $18.25 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $1.0 million and $2.2 million, respectively, for all self-insured and general liability claims during the six months ended June 30, 2008 and 2007.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Income Taxes—Valuation Allowance.  In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax law. The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

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

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At June 30, 2008, we recorded a valuation allowance of $58.0 million as the preponderance of evidence shifted to negative as a result of our second quarter results, further deterioration in economic climate and projected 2008 annual results.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  For example, the valuation allowance could change significantly if the $7.6 million of net deferred tax assets remaining at June 30, 2008 is not realized during fiscal 2008 through federal or state carryback or reversals of existing taxable temporary differences.  This could occur if actual levels of home closings and/or land sales during 2008 are less than currently projected.  For the remainder of 2008, we do not expect to record any additional tax benefits as the carryback has been exhausted via projected utilization of beginning of the year deferred tax assets.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

●	additional inventory impairments;
●	additional pre-tax operating losses; or
●	the utilization of tax planning strategies that could accelerate the realization of certain deferred tax assets.

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

RESULTS OF OPERATIONS

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our ten individual homebuilding operating segments and the results of the financial services operation; (2) the results of our three homebuilding regions; and (3) the results of our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana		Charlotte, North Carolina
Chicago, Illinois		Raleigh, North Carolina

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services primarily for purchasers of the Company’s homes.

Highlights and Trends for the Three and Six Months Ended June 30, 2008

Overview

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term.  We expect these trends in our unit deliveries and pricing to continue and the majority of the markets we serve to remain challenging throughout 2008.  We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace.  We are delaying planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option.  While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in the near term.  We have also closely evaluated and made significant reductions in employee headcount and overhead expenses and have put in place strategic plans to reduce costs and improve ongoing operating efficiencies.  Given the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus.  We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

Given the continued weakness in new home sales and closings, visibility as to future earnings performance is limited.  Our outlook is tempered with caution, as conditions in many of the markets we serve have become increasingly challenging.  Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional communities, for additional impairments or write-downs, which could result in additional charges that might be significant.

Key Financial Results

●
For the quarter ended June 30, 2008, total revenue decreased $85.4 million (38%) to approximately $141.0 million when compared to the quarter ended June 30, 2007.  This decrease is largely attributable to a decrease of $91.2 million in housing revenue, from $218.0 million in 2007 to $126.8 million in 2008 due to both a decline in homes delivered and the average sales price of homes delivered.  Homes delivered decreased 37%, from 738 in the second quarter of 2007 to 466 in the same period of 2008, and the average sales price of homes delivered decreased from $295,000 to $272,000.  Slightly offsetting the decrease in housing revenue was an increase in revenue from the outside sale of land to third parties, which increased 132% from $4.7 million in 2007 to $10.9 million in 2008.  Our financial services revenue also decreased $1.6 million (34%) for the second quarter of 2008 compared to the prior year due primarily to a 26% decrease in the number of mortgage loans originated.

30

●
Loss before taxes for the second quarter of 2008 decreased by $4.3 million (7%), from $57.7 million in the second quarter of 2007 to $53.4 million in the second quarter of 2008.  During the second quarter of 2008, the Company incurred charges totaling $39.9 million compared to $59.0 million incurred in the second quarter of 2007, related to the impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, the Company had a pre-tax loss of $13.5 million in the second quarter of 2008 which represents a $14.8 million decrease from 2007’s pre-impairment income of $1.3 million.  The $14.8 million decrease from 2007 was driven by the decrease in housing revenue discussed above, along with lower pre-impairment gross margins, which declined from 21.5% in 2007’s second quarter to 13.3% in 2008’s second quarter.  General and administrative expenses decreased $8.8 million (34%) from the second quarter of 2007 to the second quarter of 2008 primarily due to (1) a decrease of $5.4 million in intangible amortization due to the 2007 write-off of the goodwill and other assets; (2) a decrease of $1.1 million in payroll and incentive expenses; (3) a decrease of $1.4 million in land related expenses, including abandoned projects and deposit write-offs; (4) a decrease of $0.7 million of miscellaneous expenses; (5) a decrease of $0.1 million in tax expenses; and (6) a decrease of $0.1 million in computer related expenses.  Selling expenses decreased by $5.7 million (30%) for the quarter ended June 30, 2008 when compared to the quarter ended June 30, 2007 primarily due to a $3.5 million decrease in variable selling expenses, a $1.4 million decrease in model home expenses and a $0.7 million decrease in advertising expenses.

●
For the six months ended June 30, 2008, total revenue decreased $145.9 million (33%) compared to the first half of 2007.  This decrease is attributable to a decrease of $166.3 million in housing revenue, from $424.0 million in 2007 to $257.7 million in 2008 due to both a decline in homes delivered and average sales price.  Homes delivered decreased 36% from 1,424 in the first six months of 2007 to 916 in the same period of 2008, and the average sales price of homes delivered decreased from $298,000 to $281,000.  Slightly offsetting the decrease in housing revenue was an increase in revenue from the outside sale of land to third parties, which increased 159% from $9.1 million in 2007 to $23.6 million in 2008.  Financial services revenue also decreased $1.5 million (15%), driven by a 26% decrease in the number of mortgage loans originated.

●
Loss before taxes for the six months ended June 30, 2008 was $80.2 million compared to $54.4 million in the 2007 six-month period.  During the first half of 2008, the Company incurred charges totaling $62.2 million compared to $61.2 million incurred in the first half of 2007, related to the impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, the Company had a pre-tax loss of $18.0 million in the first six months of 2008 which represents a $30.0 million decrease from 2007’s pre-impairment income of $12.0 million.  The decrease from 2007 was driven by the decrease in housing revenue, along with lower pre-impairment gross margins, which declined from 21.5% for the first half of 2007 to 14.6% for the six months ended June 30, 2008.  General and administrative expenses decreased $12.0 million (26%) for the first half of 2008 compared to the first half of 2007 primarily due to (1) a decrease of $5.7 million in intangible amortization due to the 2007 write-off of the goodwill and other assets; (2) a decrease of $2.5 million in payroll and incentive expenses; (3) a decrease of $1.9 million in land related expenses, including abandoned projects and deposit write-offs; (4) a decrease of $1.4 million of miscellaneous expenses; (5) a decrease of $0.4 million in professional fees; and (6) a decrease of $0.1 million in tax expenses.   Selling expenses decreased by $9.1 million (25%) for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 primarily due to a $5.5 million decrease in variable selling expenses, a $2.4 million decrease in model home expenses and a $1.1 million decrease in advertising expenses.

●
New contracts for the second quarter of 2008 were 530, down 22% compared to 682 in 2007’s second quarter.  For the six months ended June 30, 2008, new contracts decreased by 529 (33%), from 1,613 to 1,084 for the same period in 2007. For the second quarter of 2008, our cancellation rate was 22% compared to 29% in 2007’s second quarter.  By region, our second quarter cancellation rates in 2008 versus 2007 were as follows: Midwest – 23% in 2008 and 29% in 2007; Florida – 14% in 2008 and 38% in 2007; and Mid-Atlantic – 27% in 2008 and 18% in 2007.  The overall cancellation rates for the six months ended June 30, 2008 and 2007 were 23% and 27%, respectively.

●
Our mortgage company’s capture rate increased from 74% for the second quarter of 2007 to approximately 85% in the second quarter of 2008.  For the first half of 2008, approximately 83% of our homes delivered that were financed were through M/I Financial, compared to 74% in 2007’s first half.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

●
We continue to deal with very weak and ever-changing market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the three and six months ended June 30, 2008, we recorded $39.9 million and $62.2 million, respectively, of charges relating to the impairment of

31

 inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs.  We generally believe that we will see a gradual improvement in market conditions over the long term.  During 2008, we will continue to update our evaluation of the value of our inventories and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●
During the second quarter of 2008, the Company recorded a non-cash after-tax charge of $58 million for a valuation allowance related to its deferred tax assets.  This was reflected as a charge to income tax expense and resulted in a reduction of the Company’s deferred tax assets.  Consequently, the Company’s effective tax rate was (70.8%) and (38.9%) for the three and six months ended June 30, 2008.  For the remainder of the year, we do not expect to record any additional tax benefits as the carryback has been exhausted via projected utilization of beginning of the year deferred tax assets.

The following table shows, by segment, revenue, operating loss and interest expense for the three and six months ended June 30, 2008 and 2007, as well as the Company’s loss before taxes for such periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Revenue:
Midwest homebuilding	$57,171	$78,238	$106,478	$149,887
Florida homebuilding	39,109	76,129	89,641	153,894
Mid-Atlantic homebuilding	41,385	68,298	85,256	129,317
Other homebuilding - unallocated (a)	166	(1,012)	7,131	(228)
Financial services	3,171	4,795	8,581	10,147
Total revenue	$141,002	$226,448	$297,087	$443,017

Operating loss:
Midwest homebuilding (b)	$(13,017)	$(7,162)	$(18,359)	$(7,595)
Florida homebuilding (b)	(24,447)	(19,439)	(42,609)	(7,564)
Mid-Atlantic homebuilding (b)	(8,027)	(24,353)	(10,233)	(24,356)
Other homebuilding - unallocated (a)	1	(276)	502	(73)
Financial services	1,114	2,334	4,593	5,065
Less: Corporate selling, general and administrative expense (c)	(6,947)	(6,084)	(13,091)	(13,086)
Total operating loss	$(51,323)	$(54,980)	$(79,197)	$(47,609)

Interest expense:
Midwest homebuilding	$937	$655	$2,719	$2,014
Florida homebuilding	289	1,294	1,511	2,878
Mid-Atlantic homebuilding	778	666	2,071	1,669
Financial services	102	145	244	227
Total interest expense	$2,106	$2,760	$6,545	$6,788

Other income (d)	-		5,555

Loss from continuing operations before income taxes	$(53,429)	$(57,740)	$(80,187)	$(54,397)

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

(b) For the three months ended June 30, 2008 and 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $39.9 million and $59.0 million, respectively.  These charges reduced operating income by $10.5 million and $7.1 million in the Midwest region, $23.0 million and $25.3 million in the Florida region and $6.4 million and $26.6 million in the Mid-Atlantic region for the three months ended June 30, 2008 and 2007, respectively.

      For the six months ended June 30, 2008 and 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $62.2 million and $61.2 million, respectively.  These charges reduced operating income by $13.0 million and $6.9 million in the Midwest region, $41.6 million and $26.6 million in the Florida region and $7.6 million and $27.7 million in the Mid-Atlantic region for the six months ended June 30, 2008 and 2007, respectively.

(c) The three and six months ended June, 2008 include the impact of severance charges of $0.9 million and $2.0 million, respectively, and the three and six months ended June, 2007 include the impact of severance charges of $0.3 million and $1.6 million, respectively.

(d) Other income is comprised of the gain recognized on the exchange of the Company’s airplane.

The following table shows total assets by segment:

	At June 30, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$173	$50	$2,680	$-	$2,903
Inventory	311,432	139,389	244,972	-	695,793
Investments in unconsolidated entities	12,659	13,352	-	-	26,011
Other assets	2,204	10,537	6,319	116,789	135,849
Total assets	$326,468	$163,328	$253,971	$116,789	$860,556

	At December 31, 2007
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$344	$388	$3,699	$-	$4,431
Inventory	332,991	205,773	253,468	666	792,898
Investments in unconsolidated entities	15,705	24,638	-	-	40,343
Other assets	5,180	10,849	19,720	244,224	279,973
Total assets	$354,220	$241,648	$276,887	$244,890	$1,117,645

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

Reportable Segments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except as otherwise noted)	2008	2007	2008	2007
Midwest Region
Homes delivered	227	321	416	617
Average sales price per home delivered	$248	$243	$254	$241
Revenue homes	$56,371	$77,904	$105,678	$148,742
Revenue third party land sales	$800	$334	$800	$1,145
Operating loss homes (a)	$(12,671)	$(7,230)	$(17,990)	$(7,726)
Operating (loss) income land (a)	$(346)	$68	$(369)	$131
New contracts, net	248	329	488	804
Backlog at end of period	463	819	463	819
Average sales price of homes in backlog	$267	$260	$267	$260
Aggregate sales value of homes in backlog (in millions)	$124	$213	$124	$213
Number of active communities	80	80	80	80

Florida Region
Homes delivered	110	231	250	455
Average sales price per home delivered	$264	$323	$267	$328
Revenue homes	$29,039	$74,516	$66,797	$148,726
Revenue third party land sales	$10,070	$1,613	$22,844	$5,168
Operating loss homes (a)	$(14,529)	$(17,331)	$(25,804)	$(6,335)
Operating loss land (a)	$(9,918)	$(2,108)	$(16,805)	$(1,229)
New contracts, net	138	137	287	300
Backlog at end of period	158	338	158	338
Average sales price of homes in backlog	$278	$343	$278	$343
Aggregate sales value of homes in backlog (in millions)	$44	$116	$44	$116
Number of active communities	25	41	25	41

Mid-Atlantic Region
Homes delivered	129	186	250	352
Average sales price per home delivered	$321	$352	$341	$360
Revenue homes	$41,385	$65,542	$85,256	$126,561
Revenue third party land sales	$-	$2,756	$-	$2,756
Operating loss homes (a)	$(8,027)	$(24,325)	$(10,233)	$(24,328)
Operating loss land (a)	$-	$(28)	$-	$(28)
New contracts, net	144	216	309	509
Backlog at end of period	259	465	259	465
Average sales price of homes in backlog	$334	$403	$334	$403
Aggregate sales value of homes in backlog (in millions)	$86	$187	$86	$187
Number of active communities	33	34	33	34

Total Homebuilding Regions
Homes delivered	466	738	916	1,424
Average sales price per home delivered	$272	$295	$281	$298
Revenue homes	$126,795	$217,962	$257,731	$424,029
Revenue third party land sales	$10,870	$4,703	$23,644	$9,069
Operating loss homes (a)	$(35,227)	$(48,886)	$(54,027)	$(38,389)
Operating loss land (a)	$(10,264)	$(2,068)	$(17,174)	$(1,126)
New contracts, net	530	682	1,084	1,613
Backlog at end of period	880	1,622	880	1,622
Average sales price of homes in backlog	$289	$319	$289	$319
Aggregate sales value of homes in backlog (in millions)	$254	$516	$254	$516
Number of active communities	138	155	138	155

Financial Services
Number of loans originated	382	515	729	979
Value of loans originated	$87,849	$128,668	$171,971	$247,053
Revenue	$3,171	$4,795	$8,581	$10,147
Selling, general and administrative expenses	$2,056	$2,461	$3,987	$5,082
Interest expense	$102	$145	$244	$227
Income before income taxes	$1,012	$2,189	$4,349	$4,838

(a) Amount includes impairment charges and write-off of land deposits and pre-acquisition costs for 2008 and 2007 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Midwest:
Homes	$10,098	$7,129	$12,641	$6,911
Land	358	-	358	-

Florida:
Homes	12,923	22,820	24,443	24,130
Land	10,077	2,442	17,182	2,442

Mid-Atlantic:
Homes	6,424	26,629	7,567	27,737
Land	-	-	-	-

Total
Homes	$29,445	$56,578	$44,651	$58,778
Land	$10,435	$2,442	$17,540	$2,442

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Midwest:	23.2%	29.1%	25.8%	24.4%
Florida:	13.8%	38.3%	15.8%	44.2%
Mid-Atlantic:	27.3%	18.5%	22.8%	14.0%

Total	22.2%	28.3%	22.5%	26.5%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Midwest Region.  For the quarter ended June 30, 2008, Midwest homebuilding revenue was $57.2 million, a 27% decrease compared to the second quarter of 2007.  The decrease was primarily due to the 29% decrease in the number of homes delivered, which was partially offset by a 2% increase in the average sales price of homes delivered from $243,000 in the second quarter of 2007 to $248,000 in the second quarter of 2008.  Excluding impairment charges of $10.5 million and $7.1 million for the second quarters of 2008 and 2007, respectively, our gross margins were 10.3% and 14.6% for those same periods in our Midwest region.  The 4.3% decrease is a result of more sales incentives offered on our Midwest homes along with an increase in the percentage of speculative homes delivered, which typically have a lower profit margin compared to total homes delivered.  Excluding minimal deposit write-offs and pre-acquisition costs, selling, general and administrative costs decreased $3.1 million, going from $11.5 million for the quarter ended June 30, 2007 to $8.4 million for the quarter ended June 30, 2008 due to a decrease in payroll related expenses and real estate taxes.  For the three months ended June 30, 2008, the Midwest region new contracts declined 25% compared to the three months ended June 30, 2007 due to weak market conditions in the Midwest.  Quarter-end backlog declined 43% in units, from 819 in the second quarter of 2007 to 463 in the second quarter of 2008, and 42% in total sales value, from $213.2 million in the second quarter of 2007 to $123.7 million in the second quarter of 2008, with an average sales price in backlog of $267,000 at June 30, 2008 compared to $260,000 at June 30, 2007.

Florida Region. For the quarter ended June 30, 2008, Florida housing revenue decreased by $45.5 million (61%) compared to the same period in 2007.  The decrease in revenue is primarily due to a 52% decrease in the number of homes delivered in 2008 compared to 2007.  Partially offsetting the decrease in housing revenue was the increase in revenue from outside land sales of $8.5 million in the second quarter of 2008 when compared to 2007.  Excluding impairment charges of $23.0 million for the quarter ended June 30, 2008 and $24.4 million for the quarter ended June 30, 2007, our gross margin declined over 1,000 basis points primarily due to the decrease in the average sales price of homes delivered from $323,000 in the second quarter of 2007 to $264,000 in the second quarter of 2008 along with an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative costs decreased $9.3 million when you exclude deposit write-offs and pre-acquisition costs of less than $0.1 million in the second quarter of 2008 and $0.8 million in the second quarter of 2007.  This decrease was primarily due to the write-off of the goodwill and other assets of our July 2005 acquisition of Shamrock Homes of $5.2 million in the second quarter of 2007 and a decrease in payroll related expenses and real estate taxes.  For the second quarter of 2008, our Florida region new contracts increased slightly from 137 in 2007 to 138 in 2008.  Management anticipates continued challenging conditions in our Florida markets to continue in 2008 based on the decrease in backlog units from 338 at June 30, 2007 to 158 at June 30, 2008 along with the decrease in the average sales price of homes in backlog from $343,000 in 2007 to $278,000 in 2008.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue decreased $26.9 million (39%) for the quarter ended June 30, 2008 compared to the same period in 2007.  This decrease is primarily due to the decrease in homes delivered from 186 in 2007 to 129 in 2008.  New contracts decreased 33%, from 216 in the second quarter of 2007 to 144 in the second quarter of 2008.  Excluding impairment charges of $6.4 million and $26.6 million for the second quarters of 2008 and 2007, respectively, our gross margins were 13.1% and 16.4% for those same periods in our Mid-Atlantic region.  The decrease of 3.3% was primarily due to the decrease in the average sales price of homes delivered from $352,000 in the second quarter of 2007 to $321,000 in the second quarter of 2008, and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative expenses decreased $1.9 million when you exclude deposit write-offs and pre-acquisition costs of less than $0.1 million for both the quarters ended June 30, 2008 and 2007.  Quarter-end backlog declined 44% in units, from 465 in the second quarter of 2007 to 259 in the second quarter of 2008, and 54% in total sales value, from $187.4 million in the second quarter of 2007 to $86.5 million in the second quarter of 2008, with an average sales price in backlog of $334,000 at June 30, 2008 compared to $403,000 at June 30, 2007.

Financial Services.  For the quarter ended June 30, 2008, revenue from our mortgage and title operations decreased $1.6 million (34%), from $4.8 million in 2007 to $3.2 million in 2008, due primarily to a decrease of 26% in loan originations.

At June 30, 2008, M/I Financial had mortgage operations in all of our markets except Chicago.  Approximately 85% of our homes delivered during the second quarter of 2008 that were financed were through M/I Financial, compared to 74% in 2007’s second quarter.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses increased $0.9 million (14%), from $6.1 million in the first quarter of 2007 to $6.9 million in the first quarter of 2008.  The increase was primarily due to an increase of approximately $0.6 million in severance expenses due to workforce reductions the Company made in the second quarter, a $0.2 million increase in miscellaneous other expenses and a $0.1 million increase in advertising expenses.

Interest.  Interest expense for the Company decreased $0.7 million (25%) from $2.8 million for the quarter ended June 30, 2007 to $2.1 million for the quarter ended June 30, 2008.  This decrease was primarily due to the decrease in the weighted average borrowings from $483.0 million in the second quarter of 2007 to $251.1 million in the second quarter of 2008, which was partially offset by a decrease in interest capitalized due primarily to a significant reduction in land development activities and an increase in our weighted average borrowing rate from 7.49% for the three months ended June 30, 2007 to 7.66% for the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Midwest Region.  For the six months ended June 30, 2008, Midwest homebuilding revenue decreased $43.4 million (29%) compared to the first half of 2007, from $149.9 million to $106.5 million.  The decrease was primarily due to the 33% decrease in the number of homes delivered, from 617 for the first six months of 2007 to 416 for the same period in 2008.  Partially offsetting the decrease in homes delivered was the increase in the average sales price of homes delivered from $241,000 in the first half of 2007 to $254,000 in the first half of 2008.  Excluding impairment charges of $13.0 million and $6.9 million for the first half of 2008 and 2007, respectively, our gross margins were 10.9% and 14.2% for the first half of 2007 and 2008, respectively, in our Midwest region.  The 3.3% decrease is a result of more sales incentives offered on our Midwest homes and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Excluding deposit write-offs and pre-acquisition costs of less than $0.1 million for both the three and six months ended June 30, 2008 and 2007, selling, general and administrative costs decreased $5.0 million, going from $22.0 million for the six months ended June 30, 2007 to $17.0 million for the six months ended June 30, 2008 due to a decrease in payroll related expenses and real estate taxes.  For the six months ended June 30, 2008, new contracts declined 39% compared to the six months ended June 30, 2007 due to weak market conditions in the Midwest.

Florida Region.  For the six months ended June 30, 2008, Florida housing revenue decreased $81.9 million (55%), from $148.7 million in the first half of 2007 to $66.8 million in the first half of 2008.  The decrease in revenue is primarily due to a 45% decrease in the number of homes delivered during the first half of 2008 compared to the first half of 2007 along with a decrease in the average sales price of homes delivered from $328,000 in the first half of 2007 to $267,000 in the first half of 2008.  Partially offsetting the decrease in housing revenue was an increase in revenue from outside land sales of 338%, from $5.2 million in 2007 to $22.8 million in 2008.  Excluding impairment charges of $41.5 million for the six months ended June 30, 2008 and $24.7 million for the six months ended June 30, 2007, our gross margin declined over 1,000 basis points due to the decrease in the average sales price of homes delivered discussed above along with an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative costs decreased $10.9 million when you exclude deposit write-offs and pre-acquisition costs of $0.1 million in the first half of 2008 and $1.8 million in the first half of 2007.  This decrease was primarily due to the write-off of the goodwill and other assets of our July 2005 acquisition of Shamrock Homes of $5.2 million in the second quarter of 2007 and a decrease in payroll related expenses and real estate taxes.  For the six months ended June 30, 2008, new contracts decreased 4%, from 300 in 2007 to 287 in 2008.

Mid-Atlantic Region. For the six months ended June 30, 2008, Mid-Atlantic homebuilding revenue decreased $44.0 million (34%) from $129.3 million in the first half of 2007 to $85.3 million in the first half of 2008.  Driving this decrease was a 29% decrease in the number of homes delivered from 352 in 2007 to 250 in 2008, along with a decrease in the average selling price from $360,000 in 2007 to $341,000 in 2008.  Excluding impairment charges of $6.5 million and $27.7 million for the second half of 2008 and 2007, respectively, our gross margins were 13.2% and 16.3% for those same periods in our Mid-Atlantic region.  The 3.1% decrease is a result of reductions in sales prices, the decrease in the average sales price of homes delivered discussed above, and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative expenses decreased $3.7 million when you exclude deposit write-offs and pre-acquisition costs of $1.1 million and less than $0.1 million for the six months ended June 30, 2008 and 2007, respectively.  The primary reason for this decrease was due to a decrease in payroll related expenses and real estate taxes.  New contracts decreased 39% from 509 in the first half of 2007 to 309 for the first half of 2008.

Financial Services.  For the six months ended June 30, 2008, revenue from our mortgage and title operations decreased $1.5 million (15%), from $10.1 million in the first half of 2007 to $8.6 million in the first half of 2008, due primarily to a 26% decrease in loan originations, which was partially offset by the inclusion of the servicing release premiums in revenue due to the adoption of SAB No.109 and SFAS 159 in the first quarter of 2008, resulting in a one-time increase in revenue of $1.4 million.

At June 30, 2008, M/I Financial had mortgage operations in all of our markets except Chicago.  Approximately 83% of our homes delivered during the first six months of 2008 that were financed were through M/I Financial, compared to 74% in 2007’s first half.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  For the six months ended June 30, 2008, corporate general and administrative expenses decreased $0.5 million from $12.6 million in the first half of 2007 to $12.1 million in the first half of 2008.  This decrease was driven by a decrease of $0.4 million in payroll and payroll related expenses.  For the six months ended June 30, 2008, corporate selling expenses increased $0.6 million from $0.4 million in the first half of 2007 to $1.0 million in the first half of 2008 due to a $0.5 million increase in advertising expenses.

Interest.  Interest expense for the Company decreased $0.3 million (4%) from $6.8 million for the six months ended June 30, 2007 to $6.5 million for the six months ended June 30, 2008.  This decrease was primarily due to the decrease in our weighted average borrowings from $521.3 million in the first half of 2007 to $286.5 million in the first half of 2008, which was partially offset by a decrease in interest capitalized due primarily to a significant reduction in land development activities and an increase in our weighted average borrowing rate from 7.40% for the six months ended June 30, 2007 to 7.51% for the six months ended June 30, 2008.  In addition, during the first half of 2008 we wrote-off $1.1 million of deferred financing fees related to the 50% reduction in the size of our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

During the six months ended June 30, 2008, we generated $109.5 million of cash from our operating activities, compared to $62.4 million of cash from our operating activities during the first six months of 2007.  The net cash generated during the first six months of 2008 was primarily a result of a $49 million tax refund,  $63.7 million net conversion of inventory into cash as a result of home closings as well as land sales, which generated $30.6 million of cash during 2008 (including the collection of a $6.4 million receivable) versus $9.1 million in 2007, along with the $25.6 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations during the period.  Partially offsetting these increases was a net decrease due to other operating activities, including $14.9 million in accounts payable and $5.3 million in accrued compensation.

The principal reason for the increase in the generation of cash from operations during the first six months of 2008 compared to the first six months of 2007 was our defensive strategy to reduce our land purchases to better match our forecasted number of home sales driven by challenging market conditions.  We are actively trying to reduce our inventory levels further and maintain positive cash flow throughout 2008.  During the first six months of 2008, we purchased $11.7 million of land and lots.  We have entered into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $8.0 million as of June 30, 2008 as consideration for the right to purchase land and lots in the future, including the right to purchase $97.2 million of land and lots during the years 2008 through 2018.  We evaluate our future land purchases on an ongoing basis, taking into consideration current and projected market conditions, and negotiate terms with sellers, as necessary, based on market conditions and our existing land supply by market.

Investing Cash Flow Activities

For the six months ended June 30, 2008, we generated $4.1 million of cash, primarily due to the proceeds of $9.5 million from the exchange of our airplane, which was partially offset by $3.2 million used for additional investments in certain of our unconsolidated LLCs.

Financing Cash Flow Activities

For the six months ended June 30, 2008, we used $112.9 million of cash.  Using the $49 million tax refund that we received in the first quarter, along with cash generated from operations, we repaid $105.7 million under our revolving credit facilities.  During the six months ended June 30, 2008, we paid a total of $5.6 million in dividends, which includes $4.9 million in dividends paid on the preferred shares.  The indenture governing our senior notes contains a provision that restricts the payment of dividends when the calculation of the restricted payment basket, as defined therein, falls below zero.  Due to the results of the quarter ended June 30, 2008, the payment basket is $(12.7) million and, therefore, we are restricted from making any further dividend payments.  We will continue to be restricted until such time that the restricted payments basket has been restored or our senior notes are repaid, and we have Board approval to resume dividend payments.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  We routinely monitor current operational requirements, financial market conditions, and credit relationships.  We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate and extend beyond our expectations.  Please refer to our discussion of Forward-Looking Statements beginning on page 22 and Part II, Item 1A. Risk Factors beginning on page 45 of this report for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of June 30, 2008:

	Expiration	Outstanding	Available
	Date	Balance	Amount
Notes payable banks – homebuilding	10/6/2010	$ 10,000	$173,022
Note payable bank – financial services	5/21/2009	$ 30,000	$ 223
Senior notes	4/1/2012	$200,000	$ -

Notes Payable Banks - Homebuilding.  In March 2008, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”) to:  (1) reduce the Aggregate Commitment (as defined therein) from $500 million to $250 million; (2) modify the minimum interest coverage ratio from an event of default to one that reduces maximum permitted Leverage Ratio (as defined therein) and adds an additional liquidity provision; (3) reduce the minimum tangible net worth covenant to $400 million less a deferred tax asset valuation allowance of up to $65 million; (4) modify certain borrowing base calculations and reduced borrowing base land limitations; (5) increase the extension of credit in connection with the sale of land; (6) reduce permitted secured indebtedness to $25 million from $50 million; (7) prohibit the early pre-payment of our senior notes; and (8) modify the applicable interest rate by up to 100 basis points, depending upon our senior debt rating.

Under the terms of the Credit Facility, during the Reduced Interest Coverage Period (as defined therein), the Leverage Ratio cannot exceed 1.40 to 1.00, and the maximum Leverage Ratio decreases further as the Interest Ratio decreases below 1.40 to 1.00 for each four trailing four-quarter period.  The table below shows the relationship between reductions in the Interest Coverage Ratio (as defined therein) and the maximum Leverage Ratio (as defined therein):

When Interest Coverage is:	Maximum Leverage Ratio:
> 1.25x	< 1.40x
1.25x to 1.00x	≤ 1.25x
< 1.00x	≥1.00x

During any Reduced Interest Coverage Period when this ratio is less than 1.50x to 1.00x, either adjusted cash flow from operations (as defined therein) or a minimum $25 million in liquidity (unrestricted cash) must be maintained.

After the March 2008 amendment, the Credit Facility had key financial and other covenants, including:

●
Requiring us to maintain tangible net worth (“Minimum Net Worth”) of at least $400 million less a deferred tax asset valuation of up to $65 million plus 50% of net income earned for each full fiscal quarter ending after December 31, 2007 (with no deduction for net losses) plus 50% of the aggregated net increase in tangible net worth resulting from the sale of capital stock and other equity interests (as defined therein);

●
prohibiting our ratio of indebtedness (as defined therein) to tangible net worth (the “Leverage Ratio”) from being greater than 1.40 to 1.00 (subject to reduction during the Reduced Interest Coverage Period);

●
requiring us to maintain a ratio of EBITDA (including interest amortized to cost of sales) to interest incurred (as defined therein) (the “Interest Coverage Ratio”) of at least 1.5 to 1.0 (subject to reduction during the Reduced Interest Coverage Period);

●	requiring adjusted cash flow from operations to be greater than 1.50x, or requiring us to maintain unrestricted cash of greater than $25 million;
●
prohibiting our consolidated indebtedness (excluding certain subordinated debt and certain secured debt) from exceeding a borrowing base based on the sum of:  (1) 100% of receivables; (2) 90% of the net book value of presold units and land; (3) 75% of the net book value of unsold units under construction and models; (4) 70% of the net book value of finished lots (5) 50% of the net book value of land/lots under development; and (6) 10% of the net book value of unimproved entitled land (the “Permitted Debt Based on Borrowing Base”); this borrowing base is further limited to the extent clauses (4), (5) and (6) exceeds 40% of the total borrowing base;

●	prohibiting secured indebtedness from exceeding $25 million;
●
prohibiting the net book value of our land and lots where construction of a home has not commenced, less the lesser of 25% of tangible net worth or prior six month sales times average book value of a finished lot, from exceeding 125% of tangible net worth plus 50% of the aggregate outstanding subordinated debt (the “Total Land Restriction”);

●
limiting the number of unsold housing units and model units that we may have in our inventory at the end of any fiscal quarter from exceeding the greater of 30% of the number of home closings within the four fiscal quarter ending on such date or 60% of the number of unit closings within the two fiscal quarters ending on such date (the “Spec and Model Home Restriction”);

●	limiting extension of credit on the sale of land to 5% of tangible net worth; and
●	limiting investment in joint ventures to 15% of tangible net worth.

The following table summarizes these covenant thresholds pursuant to the Credit Facility, as amended, and our compliance with such covenants as of June 30, 2008:

Financial Covenant		Covenant Requirement	Actual
(dollars in millions, except ratios and spec homes)
Minimum Net Worth (1)	=	$ 341.7	$ 462.4
Leverage Ratio (2)	≤	1.40 to 1.00	0.66 to 1.00
Adjusted Cash Flow Ratio (3)	≥	1.50 to 1.00	10.31 to 1.00
Permitted Debt Based on Borrowing Base	≤	$ 173.0	$ 10.0
Total Land Restriction	≤	$ 578.1	$ 333.9
Spec and Model Homes Restriction	≤	834	630

(1)
Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $3.6 million as of June 30, 2008.

(2)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.
(3)	If the adjusted cash flow ratio is below 1.50X, then the Company shall maintain unrestricted cash in an amount not less than $25 million.

At June 30, 2008, the Company’s homebuilding operations had borrowings totaling $10.0 million, financial letters of credit totaling $10.4 million and performance letters of credit totaling $22.1 million outstanding under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $250 million.  Under the terms of the Credit Facility, the $250 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum asset based borrowing base capacity, less the actual borrowing base indebtedness (including, but not limited to cash borrowings under the Credit Facility, senior notes, financial letters of credit, 10% of surety bonds and performance letters of credit, and the 10% commitment on the MIF Credit Agreement (as defined below)).

As of June 30, 2008, borrowing availability was $173.0 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin of 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 200 to 300 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points.

Note Payable Bank – Financial Services.  On May 22, 2008, M/I Financial entered into a Secured Credit Agreement (“MIF Credit Agreement”) with Guaranty Bank.  This agreement replaced M/I Financial’s previous credit agreement that expired on May 30, 2008.

The MIF Credit Agreement provides M/I Financial with $30.0 million maximum borrowing availability, with an additional $10 million of availability from December 15, 2008 through January 15, 2009.  The Credit Agreement, which expires on May 21, 2009, is secured by certain mortgage loans.  The Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  As of the end of each fiscal quarter, M/I Financial must have tangible net worth of at least $9.0 million and adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) of no less than $7.0 million.  The ration of total liabilities to adjusted tangible net worth shall never be more than 10.0 to 1.0.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of LIBOR plus 1.35%.

At June 30, 2008, we had $0.2 million of availability under the MIF Credit Agreement.  As of June 30, 2008, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Agreement.

Senior Notes.  At June 30, 2008, we had $200 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Second Amendment of the Credit Facility prohibits the early repurchase of the senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares as well as the ability to repurchase any shares.  If our consolidated restricted payments basket, as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At June 30, 2008 our restricted payments basket was ($12.7) million.  As a result of this restriction, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares under the repurchase program discussed in more detail in Note 19 below.  The restriction on making common and preferred dividend payments or from repurchasing any shares under our senior notes indenture does not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.

Weighted Average Borrowings.  For the three months ended June 30, 2008 and 2007, our weighted average borrowings outstanding were $251.1 million and $483.0 million, respectively, with a weighted average interest rate of 7.66% and 7.49%, respectively.  For the six months ended June 30, 2008 and 2007, our weighted average borrowings outstanding were $286.5 million and $521.3 million, respectively, with a weighted average interest rate of 7.51% and 7.40%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.  The increase in the weighted average interest rate was due to the overall market increase in interest rates, which has impacted our variable rate borrowings.

Preferred Shares.  On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million.  Dividends on the Preferred Shares are non-cumulative and are paid at an annual rate of 9.75%.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share plus any accrued and unpaid dividends through the date of redemption for the then current quarterly dividend period.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities and will remain outstanding indefinitely unless redeemed by us.  The Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event we do not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on our Board of Directors.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

In April and June 2008, we paid a total of $4.9 million of dividends on the Preferred Shares.  The indenture governing our senior notes (see Note 16 of our Unaudited Condensed Consolidated Financial Statements) contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares.  If our consolidated restricted payments basket, as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends.  The indenture governing our senior notes contains a provision that restricts the payment of dividends when the calculation of the restricted payment basket, as defined therein, falls below zero.  Due to the results of the quarter ended June 30, 2008, the payment basket is $(12.7) million and, therefore, we are restricted from making any further dividend payments.  We will continue to be restricted until such time that the restricted payments basket has been restored or our senior notes are repaid, and we have Board approval to resume dividend payments.  The restriction on making common and preferred dividend payments under our senior notes indenture will not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.

Universal Shelf Registration.  On May 23, 2008 the Company terminated its universal shelf registration.

CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially from those disclosed in “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations  included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control or exercise significant influence over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of June 30, 2008 to be the amount invested of $26.0 million, plus letters of credit and bonds totaling $9.4 million that serve as completion bonds for the development work in progress and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 9 and Note 10 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of June 30, 2008 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $8.0 million, including cash deposits of $2.9 million, prepaid acquisition costs of $1.0 million, letters of credit of $2.6 million and corporate promissory notes of $1.5 million.  Further details relating to our land option agreements are included in Note 13 of our Unaudited Condensed Consolidated Financial Statements.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2008, the Company had outstanding $99.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2015.  Included in this total are: (1) $59.2 million of performance bonds and $23.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $5.0 million share of our LLCs’ letters of credit and bonds); (2) $10.4 million of financial letters of credit, of which $2.6 million represents deposits on land and lot purchase agreements; and (3) $6.0 million of financial bonds.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans.  The risks associated with these guarantees and indemnities are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 10 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Agreement, which permit borrowings of up to $280 million as of June 30, 2008, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $10.0 million and $2.1 million at June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, the fair value of the committed IRLCs resulted in a liability of $0.3 million and the related best-efforts contracts resulted in an asset of $0.1 million.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three and six months ended June 30, 2008, we recognized less than $0.1 million of income and $0.2 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.  For the three and six months ended June 30, 2007, we recognized no net income or expense relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At June 30, 2008 and December 31, 2007, the notional amount of the uncommitted IRLCs was $82.3 million and $34.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.7 million and $0.2 million at June 30, 2008 and December 31, 2007, respectively.  For the three and six months ended June 30, 2008, we recognized expense of $0.3 million and income of $0.5 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and six months ended June 30, 2007, we recognized expense of $0.6 million and $0.7 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At June 30, 2008 and December 31, 2007, the notional amount under these FMBSs was $85.0 million and $37.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.1 million and a liability of $0.2 million, respectively.  For the three and six months ended June 30, 2008, we recognized $0.6 million and $0.3 million of income, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2007, we recognized $0.4 million and $0.3 million of income, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $2.9 million and $15.4 million at June 30, 2008 and December 31, 2007, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million and less than $0.1 million at June 30, 2008 and December 31, 2007, respectively, under the matched terms method of SFAS 133.  For the three and six months ended June 30, 2008, we recognized income of $0.1 million and expense of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For both the three and six months ended June 30, 2007, we recognized expense of less than $0.1 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $29.0 million and $28.9 million, respectively, at June 30, 2008 and $43.0 million and $43.2 million, respectively, at December 31, 2007.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of June 30, 2008 and December 31, 2007, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.6 million and a liability of $0.4 million, respectively.  For the three and six months ended June 30, 2008, we recognized income of $0.6 million and $1.0 million, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30,

2007, we recognized income of $0.7 million and $0.5 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2008:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2008	2009	2010	2011	2012	Thereafter	Total	6/30/08
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.46%	$31,501	$-	$-	$-	$-	$-	$31,501	$31,919
Variable rate	N/A	-	-	-	-	-	-	-	-

LIABILITIES:
Long-term debt – fixed rate	6.91%	$133	$283	$306	$332	$200,360	$5,161	$206,575	$183,552
Long-term debt – variable rate	3.35%	229	30,097	10,457	457	457	8,029	49,726	49,726

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2008, certain changes in responsibility for performing internal control procedures occurred as a result of workforce reductions.  Management has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal control over financial reporting during the period of change.

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

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these actions are covered by insurance.  While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters.  However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s net income for the periods in which the matters are resolved.

Item  1A.  Risk Factors

The risk factors appearing in our Form 10-K for the year ended December 31, 2007 have been updated and are set forth below in their entirety.

The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results.  Other factors beyond those listed below, including factors unknown to us which we have not currently determined to be material, could also adversely affect us.

Homebuilding Market and Economic Risks

The homebuilding industry is in the midst of a significant downturn. A continuing decline in demand for new homes coupled with an increase in the inventory of available new homes and alternatives to new homes could adversely affect our sales volume and pricing even more than has occurred to date.

The homebuilding industry is in the midst of a significant downturn.  As a result, we have experienced a significant decline in demand for newly built homes in almost all of our markets.  Homebuilders’ inventories of unsold new homes have increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home.  In addition, an oversupply of alternatives to new homes, such as rental properties and existing homes, has depressed prices and reduced margins.  This combination of lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them.  For example, in 2007 and into the first six months of 2008 we experienced a significant decline in our sales results, significant reductions in our margins as a result of higher levels of sales incentives and price concessions, and a higher than normal cancellation rate.  We do not know how long demand and supply will remain out of balance in markets where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing, and interest rate levels.  The mortgage lending industry has and may continue to experience significant challenges.  As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans.  Fewer loan products and stricter loan qualification standards have made it more difficult for some borrowers to finance the purchase of our homes.  Although our finance company subsidiary offers mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers.  Unavailability of mortgage financing at acceptable rates reduces demand for the homes we build, including, in some instances, causing potential buyers to cancel contracts they have signed.

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

We must anticipate demand for new homes several years prior to those homes being sold to homeowners.  There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases.  There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed.  The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions.  In addition, inventory carrying costs can be significant and fluctuations in value can result in reduced profits.  Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance.  As a result of softened market conditions in most of our markets, since 2006, we have recorded a loss of $340.1 million for impairment of inventory and investments in unconsolidated LLCs (including $63.6 million related to discontinued operations), and have written-off $11.8 million relating to abandoned land transactions.  It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments.  Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition.  We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

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

We have operations in Ohio, Indiana, Illinois, Maryland, Virginia, North Carolina, and Florida.  Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should continue to decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

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

The Second Amendment to the Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”) and the indenture governing our senior notes impose restrictions on our operations and activities.  The most significant restrictions under the indenture governing our senior notes relate to debt incurrence, sales of assets, cash distributions and investments by us and certain of our subsidiaries.  In addition, our Credit Facility requires compliance with certain financial covenants, including a minimum adjusted consolidated tangible net worth requirement and a maximum permitted leverage ratio.

Under the minimum tangible net worth covenant contained in our Credit Facility, we are required to maintain a minimum tangible net worth (Refer to Item 2,  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this report).  Should economic conditions deteriorate further and significant impairments occur as a result, we may be unable to meet this covenant.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares as well as the ability to repurchase any shares.  If our consolidated restricted payments basket (the “basket”), as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  We are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares.  Furthermore, the Company cannot resume making such payments until such time that the basket becomes positive or the senior notes are repaid, and the Board authorizes such payments.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our indebtedness under our indentures and under the Credit Facility, we have the ability, subject to our debt covenants, to incur additional amounts of debt.  The incurrence of additional indebtedness could magnify the risks described above.  In addition, certain obligations such as standby letters of credit and performance bonds issued in the ordinary course of business are not considered indebtedness under our indentures (and may be secured) and are therefore not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in continuing to grow our business and operations in a profitable manner.  Recently, Moody’s and Fitch have lowered our credit ratings, which may make it more difficult and costly for us to access capital.  A further downgrade by any of the principal credit agencies may exacerbate these difficulties.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest.  These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest.  At June 30, 2008, we had invested an aggregate of $26.0 million in these joint ventures, which had borrowings outstanding of approximately $40.9 million.  In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

These investments involve risks and are highly illiquid.  There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures, and as the use of joint venture arrangements by us and our competitors increases and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms.  In addition, we lack a controlling interest in these joint ventures and therefore are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions or take any other action without the vote of at least one of our venture partners.  Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

One unconsolidated entity in which we have investments may not be able to modify the terms of its loan agreement.

In one of our joint ventures with financing, we have not met certain obligations under the loan agreement, which has resulted in the joint venture being in default.  The joint venture is redefining the business plan and continues to proceed in discussions with the lender.  Although we continue to have discussions with both our builder partner and lender, there can be no assurance that we will be able to successfully re-negotiate or extend, on terms we deem acceptable, the joint venture loan.  The loan is non-recourse to the Company.  If we are unsuccessful in these efforts, it may result in the write-off of our investment of $2.4 million.

The credit agreement of our financial services segment will expire in May 2009.

M/I Financial, our financial services segment, is party to the $30.0 million MIF Credit Agreement.  M/I Financial uses the MIF Credit Agreement to finance its lending activities until the loans are delivered to third party buyers.

The MIF Credit Agreement will expire on May 21, 2009.  If we are unable to replace the MIF Credit Agreement when it matures in May 2009, it could seriously impede the activities of our financial services segment.

We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings.

We compete not only for home buyers but also for desirable properties, financing, raw materials and skilled labor often within larger subdivisions designed, planned and developed by other homebuilders.  Our competitors include other local, regional and national homebuilders, some of which have greater sales and financial resources.

The competitive conditions in the homebuilding industry together with current market conditions have, and could continue to, result in:

●	difficulty in acquiring suitable land at acceptable prices;
●	increased selling incentives;
●	lower sales; or
●	delays in construction.

Any of these problems could increase costs and/or lower profit margins.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on recent impairments and our current financial performance, we expect to generate net operating loss carryforwards for the year ending December 31, 2008, and possibly future years.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company or any change in ownership arising from a new issuance of stock by the company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% shareholders, our ability to use our net operating loss carryforwards and recognize certain built in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards could have a negative impact on our financial position and results of operations.

In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be impacted adversely.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes.  Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process.  Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with SFAS 109 and FIN 48, it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision and other tax reserves.  As each audit is conducted, adjustments, if any, are appropriately recorded in our Condensed Consolidated Financial Statements in the period determined.  Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

 (c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010, and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three and six month periods ended June 30, 2008, the Company did not repurchase any shares.  As of June 30, 2008, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
April 1 to April 30, 2008	-	$ -	-	$6,715,000
May 1 to May 31, 2008	-	-	-	$6,715,000
June 1 to June 30, 2008	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

(1) On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million worth of its outstanding common shares.  This repurchase program expires on November 8, 2010.

Item  3.  Defaults Upon Senior Securities  - None.

Item  4.  Submission of Matters to a Vote of Security Holders

On May 6, 2008, the Company held its 2008 annual meeting of shareholders.  The shareholders voted on the following proposals:

1)	To elect three directors to serve until the 2011 annual meeting of shareholders and until their successors have been duly elected and qualified.

2)	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

The results of the voting were as follows:

1.	Election of Directors
		For	Withheld

	Joseph A. Alutto, Ph.D.	10,249,415	1,962,887
	Phillip G. Creek	8,632,280	3,580,022
	Norman L. Traeger	10,381,278	1,831,024

	All three directors were elected.

2.	To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year 2008:

	For		12,175,763
	Against		10,657
	Abstain		25,882

	The proposal was approved.

Item  5.  Other Information  - None.

Item  6.  Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and Guaranty Bank, as administrative agent, dated May 22, 2008, (filed herewith).

10.2
Change in Control Agreement, effective July 3, 2008, between M/I homes, Inc. and Robert H. Schottenstein, incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 3, 2008.

10.3
Change in Control Agreement, effective July 3, 2008, between M/I homes, Inc. and Phillip G. Creek, incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 3, 2008.

10.4
Change in Control Agreement, effective July 3, 2008, between M/I homes, Inc. and J. Thomas Mason, incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on July 3, 2008.

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

M/I Homes, Inc.
(Registrant)

Date:	August 1, 2008	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	August 1, 2008	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and Guaranty Bank, as administrative agent, dated May 22, 2008, (filed herewith).

10.2
Change in Control Agreement, effective July 3, 2008, between M/I homes, Inc. and Robert H. Schottenstein, incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 3, 2008.

10.3
Change in Control Agreement, effective July 3, 2008, between M/I homes, Inc. and Phillip G. Creek, incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 3, 2008.

10.4
Change in Control Agreement, effective July 3, 2008, between M/I homes, Inc. and J. Thomas Mason, incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on July 3, 2008.

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