Form 10-Q
period 2008-09-30
M I HOMES INC
filed 2008-11-03
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Common shares, par value $.01 per share: 14,023,133 shares outstanding as of October 30, 2008

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets at September 30, 2008
		(Unaudited) and December 31, 2007	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three and Nine Months Ended September 30, 2008 and 2007	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Nine Months Ended September 30, 2008	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2008 and 2007	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 3.	Defaults Upon Senior Securities	46

	Item 4.	Submission of Matters to a Vote of Security Holders	46

	Item 5.	Other Information	46

	Item 6.	Exhibits	46

Signatures			47

Exhibit Index			48

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$4,343	$1,506
Cash held in escrow	10,122	21,239
Mortgage loans held for sale	34,695	54,127
Inventory	617,933	797,329
Property and equipment - net	31,244	35,699
Investment in unconsolidated limited liability companies	22,955	40,343
Income tax receivable	39,457	53,667
Deferred income taxes	-	67,867
Other assets	20,743	31,270
Assets of discontinued operation	-	14,598
TOTAL ASSETS	$781,492	$1,117,645

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$48,271	$66,242
Accrued compensation	4,149	9,509
Customer deposits	5,205	6,932
Other liabilities	56,248	58,473
Community development district obligations	11,491	12,410
Obligation for consolidated inventory not owned	7,093	7,433
Liabilities of discontinued operation	-	14,286
Notes payable banks - homebuilding operations	-	115,000
Note payable bank - financial services operations	25,606	40,400
Notes payable – other	16,481	6,703
Senior notes – net of discount of $896 and $1,088, respectively, at September 30, 2008
and December 31, 2007	199,104	198,912
TOTAL LIABILITIES	373,648	536,300

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	81,586	79,428
Retained earnings	301,316	477,339
Treasury shares – at cost – 3,602,990 and 3,621,333 shares, respectively, at
September 30, 2008 and December 31, 2007	(71,559	(71,923)
TOTAL SHAREHOLDERS’ EQUITY	407,844	581,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$781,492	$1,117,645

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$160,385	$232,983	$457,472	$676,000
Costs, expenses and other income:
Land and housing	141,499	187,876	395,300	536,552
Impairment of inventory and investment in unconsolidated LLCs	43,166	24,249	104,145	83,573
General and administrative	17,267	23,719	51,958	70,407
Selling	14,726	19,709	41,539	55,647
Interest - net	2,150	4,638	8,695	11,426
Other income	-	-	(5,555)	-
Total costs, expenses and other income	218,808	260,191	596,082	757,605

Loss from continuing operations before income taxes	(58,423)	(27,208)	(138,610)	(81,605)

Provision (benefit) for income taxes	232	(10,403)	31,445	(31,440)

Loss from continuing operations	(58,655)	(16,805)	(170,055)	(50,165)

Discontinued operation, net of tax	-	(4,912)	(33)	(9,501)

Net loss	(58,655)	(21,717)	(170,088)	(59,666)

Preferred dividends	-	2,437	4,875	4,875

Net loss to common shareholders	$(58,655)	$(24,154)	$(174,963)	$(64,541)

Loss per common share:
Basic:
Continuing operations	$(4.18)	$(1.38)	$(12.48)	$(3.94)
Discontinued operation	-	(0.35)	-	(0.68)
Basic loss	$(4.18)	$(1.73)	$(12.48)	$(4.62)
Diluted:
Continuing operations	$(4.18)	$(1.38)	$(12.48)	$(3.94)
Discontinued operation	-	(0.35)	-	(0.68)
Diluted loss	$(4.18)	$(1.73)	$(12.48)	$(4.62)

Weighted average shares outstanding:
Basic	14,019	13,990	14,014	13,969
Diluted	14,019	13,990	14,014	13,969

Dividends per common share	$-	$0.025	$0.05	$0.075

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2008
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2007	4,000	$96,325	14,004,790	$176	$79,428	$ 477,339	$(71,923)	$ 581,345
Net loss						(170,088)		(170,088)
Dividends on preferred shares, $1,218.75 per share						(4,875)		(4,875)
Dividends on common shares, $0.05 per share						(1,060)		(1,060)
Income tax benefit from stock options and
deferred compensation distributions					(88)			(88)
Stock options exercised			5,544		(36)		110	74
Stock-based compensation expense					2,423			2,423
Deferral of executive and director compensation					113			113
Executive and director deferred compensation
distributions			12,799		(254)		254	-
Balance at September 30, 2008	4,000	$96,325	14,023,133	$176	$81,586	$ 301,316	$(71,559)	$ 407,844

         See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(170,088)	$(59,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	86,826	92,068
Impairment of investment in unconsolidated limited liability companies	18,887	8,811
Impairment of goodwill and intangible assets	-	5,175
Mortgage loan originations	(279,966)	(381,607)
Proceeds from the sale of mortgage loans	304,332	407,118
Fair value adjustment of mortgage loans held for sale	(1,569)	(286)
Net (gain) loss from property disposals	(5,531)	84
Depreciation	4,262	4,091
Amortization of intangibles, debt discount and debt issue costs	1,169	1,682
Stock-based compensation expense	2,423	2,452
Deferred income tax benefit	(11,748)	(33,425)
Deferred tax asset valuation allowance	79,615	-
Income tax receivable	14,210	-
Excess tax benefits from stock-based payment arrangements	88	(138)
Equity in undistributed loss of limited liability companies	34	916
Write-off of unamortized debt discount and financing costs	1,059	534
Change in assets and liabilities:
Cash held in escrow	11,133	40,195
Inventory	103,534	(8,554)
Other assets	8,596	(5,752)
Accounts payable	(22,153)	19,195
Customer deposits	(3,099)	(4,805)
Accrued compensation	(5,486)	(14,235)
Other liabilities	(10,355)	(131)
Net cash provided by operating activities	126,173	73,722

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,661)	(3,852)
Proceeds from the sale of property	9,454	-
Investment in unconsolidated limited liability companies	(3,825)	(5,718)
Return of investment from unconsolidated limited liability companies	416	578
Net cash provided by (used in) investing activities	3,384	(8,992)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(119,708)	(163,200)
Principal repayments of mortgage notes payable and community
development district bond obligations	(379)	(340)
Proceeds from preferred shares issuance – net of issue costs of $3,675	-	96,325
Debt issue costs	(10)	(847)
Payments on capital lease obligations	(674)	(712)
Dividends paid	(5,935)	(5,933)
Proceeds from exercise of stock options	74	808
Excess tax benefits from stock-based payment arrangements	(88)	138
Net cash used in financing activities	(126,720)	(73,761)
Net increase (decrease) in cash	2,837	(9,031)
Cash balance at beginning of period	1,506	11,516
Cash balance at end of period	$4,343	$2,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$4,571	$7,853
Income taxes	$476	$10,180

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(848)	$3,547
Consolidated inventory not owned	$(340)	$2,347
Capital lease obligations	$-	$1,457
Distribution of single-family lots from unconsolidated limited liability companies	$4,559	$5,560
Non-monetary exchange of fixed assets	$13,000	$-
Contribution of property to unconsolidated limited liability companies	$-	$958
Deferral of executive and director compensation	$113	$712
Executive and director deferred compensation distributions	$254	$709

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and Notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries.  All intercompany transactions have been eliminated.  Results for the interim periods are not necessarily indicative of results for a full year.  In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period.  Actual results could differ from these estimates and have a significant impact on the Company’s financial condition and results of operations and cash flows.  With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes and contingencies.  Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and in “Item 1A. Risk Factors” in Part II of this report.

NOTE 2.  Impact of Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value by clarifying the exchange price notion presented in earlier definitions and providing a framework for measuring fair value.  SFAS 157 also expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The provisions of SFAS 157 relating to non-financial assets and liabilities measured on a recurring basis did not have an impact on the Company.  The FASB deferred the provisions of SFAS 157 relating to non-financial assets and liabilities that are not measured on a recurring basis, which are effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years.  The Company does not believe the adoption of SFAS 157 for non-financial assets and liabilities that are measured on a recurring basis will have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), regarding an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

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

In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers or investors.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives pursuant to the requirements of SFAS 133, and accordingly, are marked to fair value through earnings.  Fair value is determined pursuant to SFAS 157 and SAB 109, both of which the Company adopted on a prospective basis as of the beginning of 2008.  Fair value measurements are included in earnings in the accompanying statements of operations.  During the first quarter of 2008, the Company recognized a $1.4 million fair value adjustment to earnings as the result of including the servicing release premiums in the fair value calculation as required by SAB 109.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $5.3 million and $2.1 million at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in an asset of less than $0.1 million.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three and nine months ended September 30, 2008, we recognized $0.1 million of income and $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.  For both the three and nine months ended September 30, 2007, we recognized less than $0.1 million of expense relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS 133 and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At September 30, 2008 and December 31, 2007, the notional amount of the uncommitted IRLCs was $65.5 million and $34.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $1.0 million and $0.2 million at September 30, 2008 and December 31, 2007, respectively.  For the three and nine months ended September 30, 2008, we recognized income of $0.3 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and nine months ended September 30, 2007, we recognized income of $0.7 million and expense of less than $0.1 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At September 30, 2008 and December 31, 2007, the notional amount under these FMBSs was $64.0 million and $37.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million at both September 30, 2008 and December 31, 2007.  For the three and nine months ended September 30, 2008, we recognized expense of $0.3 million and income of $0.1 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2007, we recognized expense of $0.5 million and $0.2 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $0.9 million and $15.4 million at September 30, 2008 and December 31, 2007, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of less than $0.1 million at both September 30, 2008 and December 31, 2007 under the matched terms method of SFAS 133.  For the three and nine months ended September 30, 2008, we recognized income of less than $0.1 million and expense of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For both the three and nine months ended September 30, 2007, we recognized income of less than $0.1 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were both $33.0 million at September 30, 2008 and $43.0 million and $43.2 million, respectively, at December 31, 2007.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of September 30, 2008 and December 31, 2007, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.7 million and $0.4 million, respectively.  For the three and nine months ended September 30, 2008, we recognized expense of $1.3 million and $0.3 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2007, we recognized expense of $1.0 million and $0.5 million, respectively, relating to marking these FMBSs to market.

The table below shows the level and measurement of our assets measured at fair value:

	Fair Value	Quoted Prices in Active		Significant
	Measurements	Markets for Identical	Significant Other	Unobservable
Description of Financial Instrument	September 30,	Assets	Observable Inputs	Inputs
(In thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Mortgage loans held for sale	$ 638	$ -	$ 638	$ -
Mortgage-backed securities	(873)	-	(873)	-
Interest rate lock commitments	896	-	896	-
Best-efforts contracts	24	-	24	-
Total	$ 685	$ -	$ 685	$ -

NOTE 4.   Discontinued Operation

In December 2007, the Company sold substantially all of its West Palm Beach, Florida division to a private builder and announced it would exit this market.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), results of our West Palm Beach division have been classified as a discontinued operation, and prior periods have been restated to be consistent with the September 30, 2008 presentation.  The Company’s Condensed Consolidated Balance Sheets reflect the assets and liabilities of the discontinued operation as separate line items, and the operations of its West Palm Beach division for the current and prior periods are reported in discontinued operation on the Unaudited Condensed Consolidated Statements of Operations.  Discontinued operation includes revenues from our West Palm Beach division of $10.7 million for the three months ended September 30, 2007, and $13.1 million and $27.8 million for the nine months ended September 30, 2008 and 2007, respectively.  It also includes pre-tax losses of $7.7 million for the three months ended September 30, 2007, and pre-tax losses of $0.1 million and $15.0 million for the nine months ended September 30, 2008 and 2007, respectively.  There was no activity in discontinued operation for the three months ended September 30, 2008.

NOTE 5.  Inventory

A summary of the Company’s inventory as of September 30, 2008 and December 31, 2007 is as follows:

	September 30,	December 31,
(In thousands)	2008	2007
Single-family lots, land and land development costs	$357,068	$489,953
Land held for sale	2,773	8,523
Homes under construction	227,344	264,912
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2008 - $2,195;
December 31, 2007 - $1,236)	11,403	11,750
Community development district infrastructure	10,831	11,625
Land purchase deposits	2,719	4,431
Consolidated inventory not owned	5,795	6,135
Total inventory	$617,933	$797,329

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

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of September 30, 2008 and December 31, 2007, we had 479 homes (valued at $82.3 million) and 632 homes (valued at $117.7 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 6 below for additional details relating to our procedures for evaluating our inventory for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third-party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the three and nine months ended September 30, 2008, the Company wrote off $0.4 million and $1.6 million, respectively, in option deposits and pre-acquisition costs.  Refer to Note 6 below for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 6.  Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

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

A summary of the Company’s valuation adjustments and write-offs for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Impairment of operating communities:
Midwest	$15,942	$453	$26,858	$5,816
Florida	1,682	3,654	6,273	14,191
Mid-Atlantic	10,249	5,437	16,762	26,854
Total impairment of operating communities (a)	$27,873	$9,544	$49,893	$46,861
Impairment of future communities:
Midwest	$-	$-	$1,524	$1,526
Florida	-	-	4,380	9,034
Mid-Atlantic	-	905	-	6,923
Total impairment of future communities (a)	$-	$905	$5,904	$17,483
Impairment of land held for sale:
Midwest	$4,241	$-	$4,599	$-
Florida	7,080	7,398	24,553	9,840
Mid-Atlantic	309	322	309	578
Total impairment of land held for sale (a)	$11,630	$7,720	$29,461	$10,418
Option deposits and pre-acquisition costs write-offs:
Midwest	$1	$269	$26	$291
Florida (b)	4	-	137	1,828
Mid-Atlantic	351	-	1,405	46
Total option deposits and pre-acquisition costs write-offs (c)	$356	$269	$1,568	$2,165
Impairment of investments in unconsolidated LLCs:
Midwest	$1,167	$-	$1,343	$-
Florida	2,496	6,080	17,544	8,811
Mid-Atlantic	-	-	-	-
Total impairment of investments in unconsolidated LLCs (a)	$3,663	$6,080	$18,887	$8,811

Total impairments and write-offs of option deposits and
pre-acquisition costs (d)	$43,522	$24,518	$105,713	$85,738

(a) Amounts are recorded within impairment of inventory and investment in unconsolidated LLCs in the Company’s Unaudited Condensed Consolidated Statements of Operations.

(b) Includes the Company’s $0.8 million share of the write-off of an option deposit in the three and nine month periods of 2007 that is included in equity in undistributed loss of limited liability companies in the Company’s Unaudited Condensed Statements of Cash Flows.

(c) Amounts are recorded within general and administrative expense in the Company’s Unaudited Condensed Consolidated Statements of Operations.

(d)  Total impairment excludes impairment of our West Palm Beach, Florida division of $8.1 million and $16.0 million for the three and nine months ended September 30, 2007, respectively, which is included in discontinued operation in the Company’s Unaudited Condensed Consolidated Statements of Operations.  No impairment has been recorded for this discontinued operation for 2008.

NOTE  7.  Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Capitalized interest, beginning of period	$28,123	$32,895	$29,212	$29,492
Interest capitalized to inventory	2,476	3,875	7,699	14,013
Capitalized interest charged to cost of sales	(3,420)	(3,787)	(9,732)	(10,522)
Capitalized interest, end of period	$27,179	$32,983	$27,179	$32,983

Interest incurred (a)	$4,626	$8,513	$16,394	$25,439

(a)
  Interest incurred includes $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $0.9 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, relating to amortization of debt issue costs.

NOTE  8.  Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following is a summary of the major classes of depreciable assets and their estimated useful lives as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(In thousands)	2008	2007
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	20,716	18,153
Transportation and construction equipment	13,391	22,528
Property and equipment	45,930	52,504
Accumulated depreciation	(14,686)	(16,805)
Property and equipment, net	$31,244	$35,699

Estimated
Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense (excluding expense relating to model furnishings classified in Inventory) was approximately $3.2 million for the nine month periods ended both September 30, 2008 and 2007.

NOTE 9.  Investment in Unconsolidated Limited Liability Companies

At September 30, 2008, the Company had interests ranging from 33% to 50% in limited liability companies that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and two of these LLCs had outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In certain of these LLCs, the Company and its partner in the entity have provided the lenders with environmental indemnifications and minimum net worth levels of certain of the Company’s subsidiaries as more fully described in Note 10 below.  These entities had assets totaling $65.1 million and liabilities totaling $12.5 million, including third party debt of $11.7 million, as of September 30, 2008.  The Company’s maximum exposure related to its investment in these entities as of September 30, 2008 was the amount invested of $23.0 million plus letters of credit totaling $4.7 million and the possible future obligation of $11.7 million under the guarantees and indemnifications discussed in Note 10 below.  Included in the Company’s investment in LLCs at September 30, 2008 and December 31, 2007 are $1.0 million and $2.0 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.

In the third quarter of 2008, the Company wrote-off its remaining investment of $2.5 million in one of its unconsolidated limited liability companies.  The unconsolidated limited liability company has received notice of default of its obligations under third-party financing to the unconsolidated limited liability company.  The Company does not believe that it has significant financial exposure to matters pertaining to the unconsolidated limited liability company or its financing.  The assets and liabilities of this limited liability company at September 30, 2008 were $40.8 million and $35.1 million (including third party debt of $29.0 million), respectively.

In accordance with APB 18 and SAB Topic 5M, the Company evaluates its investment in unconsolidated LLCs for potential impairment.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE  10.  Guarantees and Indemnifications

Warranty

In 2007, the Company implemented a new limited warranty program (“Home Builder’s Limited Warranty”) in addition to its thirty-year transferable structural limited warranty, on homes closed after the implementation date.  The Home

Builder’s Limited Warranty covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this new warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) transferable limited warranty against major structural defects.  The Company does not believe that this change in warranty program will significantly impact its warranty expense.

Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Warranty accrual, beginning of period	$10,441	$13,137	$12,006	$14,095
Warranty expense on homes delivered during the period	1,344	1,843	3,512	5,161
Changes in estimates for pre-existing warranties	471	(683)	538	(449)
Settlements made during the period	(2,371)	(2,582)	(6,171)	(7,092)
Warranty accrual, end of period	$9,885	$11,715	$9,885	$11,715

Guarantees and Indemnities

In the ordinary course of business, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $89.1 million and $174.8 million were covered under the above guarantees as of September 30, 2008 and December 31, 2007, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at September 30, 2008, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2008 or 2007, but has provided indemnifications to third-party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $2.8 million and $2.4 million at September 30, 2008 and December 31, 2007, respectively.  The risk associated with the above guarantees and indemnities is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments under these guarantees is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.8 million as of September 30, 2008 and $1.9 million as of December 31, 2007, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third-party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided environmental indemnifications, a loan maintenance and limited payment guaranty and minimum net worth guarantees of certain of the Company’s subsidiaries in connection with outside financing provided by lenders to certain of our 50% owned LLCs.  Under the environmental indemnifications, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third-party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of September 30, 2008, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $11.7 million.  Under the above guarantees and indemnifications, the LLC operating agreements provide recourse against our LLC partners for 50% of any actual liability associated with the environmental indemnifications, land development completion guarantees and loan maintenance and limited payment guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.3 million as of both September 30, 2008 and December 31, 2007, which was management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 11.  Commitments and Contingencies

At September 30, 2008, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 781 homes, with an aggregate sales price of approximately $212.2 million.  Based on our current housing gross margin, plus variable selling costs, less payments to date on homes in backlog of $105.1 million, we estimate payments totaling approximately $94.0 million to be made in 2008 relating to those homes.  At September 30, 2008, the Company also had outstanding options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $97.9 million.  Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At September 30, 2008, the Company had outstanding approximately $88.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2015.  Included in this total are: (1) $47.8 million of performance bonds and $24.4 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.3 million share of our LLCs’ letters of credit and bonds); (2) $10.5 million of financial letters of credit, of which $1.0 million represent deposits on land and lot purchase agreements; and (3) $5.7 million of financial bonds.

At September 30, 2008, the Company had outstanding $1.4 million of corporate promissory notes.  These notes are due and payable in full upon default of the Company under agreements to purchase land or lots from third parties.  No interest or principal is due until the time of default.  In the event that the Company performs under these purchase agreements without default, the notes will become null and void and no payment will be required.

At September 30, 2008, the Company had $0.2 million of certificates of deposit included in other assets in the Condensed Consolidated Balance Sheet that have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions incidental to the Company’s business.  Certain of the liabilities resulting from these actions are covered by insurance.  While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, earnings, cash flows, or overall trends in results of operations, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters.  However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s net income for the periods in which the matters are resolved.

NOTE 12.  Notes Payable Banks

On May 22, 2008, M/I Financial entered into a secured credit agreement (“MIF Credit Agreement”) with a financial institution.  This agreement replaced M/I Financial’s previous credit facility that expired on May 30, 2008.

The MIF Credit Agreement provides M/I Financial with $30.0 million maximum borrowing availability, with an additional $10.0 million of availability from December 15, 2008 through January 15, 2009.  The MIF Credit Agreement, which expires on May 21, 2009, is secured by certain mortgage loans.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  As of the end of each fiscal quarter, M/I Financial must have tangible net worth of at least $9.0 million and adjusted tangible net worth (tangible net worth less the outstanding amount of intercompany loans) of no less than $7.0 million.  The ratio of total liabilities to adjusted tangible net worth shall never be more than 10.0 to 1.0.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of LIBOR plus 1.35%.

At September 30, 2008, we had $0.3 million of availability under the MIF Credit Agreement.  As of September 30, 2008, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

At September 30, 2008, the Company did not have any borrowings under the Second Amended and Restated Credit Agreement dated October 6, 2006 (as amended, the “Credit Facility”), compared to $115.0 million of borrowings at

December 31, 2007.  The Company was able to pay off the Credit Facility using the $49.0 million tax refund received in the first quarter of 2008 and cash generated from operations.

Under the Second Amendment to the Credit Facility, the most restrictive covenant is the minimum net worth requirement.  Under the minimum net worth requirement we are required to maintain tangible net worth (“Minimum Net Worth”) of at least $400 million less a deferred tax asset valuation of up to $65 million, plus 50% of net income earned for each full fiscal quarter ending after December 31, 2007 (with no deduction for net losses), plus 50% of the aggregated net increase in tangible net worth resulting from the sale of capital stock and other equity interests (as defined therein).  In no event can tangible net worth be less than $335 million.  At September 30, 2008, our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $69.5 million.

NOTE 13.   Senior Notes

As of September 30, 2008, we had $200 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of our senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares or repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At September 30, 2008, our restricted payments basket was ($71.4) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.

NOTE 14.  Loss Per Share

(Loss) earnings per share (“EPS”) is calculated based on the weighted average number of common shares outstanding during each period.  The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation.  There are no adjustments to net loss necessary in the calculation of basic or diluted earnings per share.  The table below presents information regarding basic and diluted loss per share from continuing operations for the three and nine months ended September 30, 2008 and 2007.
	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2008			2007
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(58,655)			$(16,805)
Less: preferred stock dividends	-			2,437
Loss to common shareholders from continuing operations	$(58,655)	14,019	$(4.18)	$(19,242)	13,990	$(1.38)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(58,655)	14,019	$(4.18)	$(19,242)	13,990	$(1.38)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		1,420			1,133

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2008			2007
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(170,055)			$(50,165)
Less: preferred stock dividends	4,875			4,875
Loss to common shareholders from continuing operations	$(174,930)	14,014	$(12.48)	$(55,040)	13,969	$(3.94)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(174,930)	14,014	$(12.48)	$(55,040)	13,969	$(3.94)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		1,398			1,141

NOTE 15.  Income Taxes

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

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  Given the continued downturn in the homebuilding industry during 2008, we are now in a four-year cumulative pre-tax loss position during the years 2005 through 2008.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, during the second quarter of 2008, in accordance with paragraph 194 of SFAS 109, which relates to interim reporting, the Company recorded a valuation allowance of $58.0 million against its deferred tax assets, $22.1 million of which relates to beginning of the year deferred tax assets and $35.9 million of which relates to deferred tax assets that arose in 2008 as a result of 2008 operating activities.  Our valuation allowance for current and deferred taxes increased $21.6 million during the three months ended September 30, 2008 to a balance of $79.9 million.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At September 30, 2008, the Company had a $39.5 million income tax receivable primarily relating to the estimated cash refund to be realized upon the carryback of our current net taxable operating loss to 2006.  At September 30, 2008, the Company had a Federal net operating loss (“NOL”) carryback of approximately $120.8 million and a federal NOL carryforward of approximately $3.5 million.  The Company also had state NOL benefits of $7.2 million.  These state carryforward benefits will begin to expire in 2022.   The amount of taxable income that needs to be generated by the Company in order to realize our gross deferred tax assets is $214.2 million.

NOTE 16.   Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 non-cumulative preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 Preferred Shares in the aggregate (the “Preferred Shares”).  The aggregate liquidation value of the preferred shares is $100 million.  As of September 30, 2008, total dividends paid on Preferred Shares in 2008 were approximately $4.9 million.

As discussed in Note 13, the indenture governing our senior notes contains a provision that restricts the payment of dividends when the calculation of the “consolidated restricted payments basket,” as defined therein, falls below zero.  At September 30, 2008, the restricted payments basket was $(71.4) million and, therefore, we are currently restricted from making any further dividend payments on our Preferred Shares.  We will continue to be restricted from paying dividends until such time as the restricted payments basket has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

NOTE 17.  Universal Shelf Registration

On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

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

The chief operating decision makers utilize operating income (loss), defined as income (loss) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the three and nine months ended September 30, 2008 and 2007 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Revenue:
Midwest homebuilding	$64,564	$96,831	$171,042	$246,718
Florida homebuilding	29,979	57,093	119,620	210,987
Mid-Atlantic homebuilding	63,270	74,802	148,526	204,119
Other homebuilding - unallocated (a)	-	(552)	7,131	(780)
Financial services	2,572	4,809	11,153	14,956
Total revenue	$160,385	$232,983	$457,472	$676,000

Operating loss:
Midwest homebuilding (b)	$(25,137)	$(964)	$(43,496)	$(8,559)
Florida homebuilding (b)	(12,599)	(13,049)	(55,208)	(20,613)
Mid-Atlantic homebuilding (b)	(12,047)	(2,935)	(22,280)	(27,291)
Other homebuilding - unallocated (a)	-	327	502	254
Financial services	732	2,175	5,325	7,240
Less: Corporate selling, general and administrative expenses (c)	(7,222)	(8,124)	(20,313)	(21,210)
Total operating loss	$(56,273)	$(22,570)	$(135,470)	$(70,179)

Interest expense-net:
Midwest homebuilding	$1,181	$1,617	$3,900	$3,631
Florida homebuilding	302	1,847	1,813	4,725
Mid-Atlantic homebuilding	553	1,014	2,624	2,683
Financial services	114	160	358	387
Total interest expense-net	$2,150	$4,638	$8,695	$11,426

Other income (d)	$-	$-	$5,555	$-

Loss from continuing operations before income taxes	$(58,423)	$(27,208)	$(138,610)	$(81,605)

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

(b) For the three months ended September 30, 2008 and 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $43.5 million and $24.5 million, respectively.  These charges reduced operating income by $21.3 million and $0.7 million in the Midwest region, $11.3 million and $17.1 million in the Florida region, and $10.9 million and $6.7 million in the Mid-Atlantic region for the three months ended September 30, 2008 and 2007, respectively.

      For the nine months ended September 30, 2008 and 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $105.7 million and $85.7 million, respectively.  These charges reduced operating income by $34.3 million and $7.6 million in the Midwest region, $52.9 million and $43.7 million in the Florida region, and $18.5 million and $34.4 million in the Mid-Atlantic region for the nine months ended September 30, 2008 and 2007, respectively.

(c) The three and nine months ended September, 2008 include the impact of severance charges of $0.4 million and $2.4 million, respectively, and the three and nine months ended September, 2007 include the impact of severance charges of $0.8 million and $2.4 million, respectively.

(d) Other income is comprised of the gain recognized on the exchange of the Company’s airplane.

The following table shows total assets by segment as of September 30, 2008 and December 31, 2007:

	At September 30, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$ 321	$ 50	$ 2,348	$ -	$ 2,719
Inventory	278,773	125,133	211,308	-	615,214
Investments in unconsolidated entities	11,734	11,221	-	-	22,955
Other assets	2,284	13,240	9,753	115,327	140,604
Total assets	$293,112	$149,644	$223,409	$115,327	$781,492

	At December 31, 2007
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$ 344	$ 388	$ 3,699	$ -	$ 4,431
Inventory	332,991	205,773	253,468	666	792,898
Investments in unconsolidated entities	15,705	24,638	-	-	40,343
Other assets	5,180	10,849	19,720	244,224	279,973
Total assets	$354,220	$241,648	$276,887	$244,890	$1,117,645

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors such as:

●
The U.S. economy is in the midst of an unprecedented combination of economic turmoil, uncertainty in the credit and financial markets, and worldwide concerns of a financial collapse. Prolonged conditions of this nature could severely impact our financial condition, results of operations and liquidity.

●
The homebuilding industry is in the midst of a significant downturn. A continuing decline in demand for new homes coupled with an increase in the inventory of available new homes and alternatives to new homes could adversely affect our sales volume and pricing even more than has occurred to date.

●	Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing.
●	Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale.
●	Our land investment exposes us to significant risks, including potential impairment write-downs that could negatively impact our profits if the market value of our inventory declines.
●	If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer.
●	If the current downturn becomes more severe or continues for an extended period of time, it could have continued negative consequences on our operations, financial position and cash flows.
●	Our future operations may be adversely impacted by high inflation.
●	Our lack of geographic diversification could adversely affect us if the homebuilding industry in our markets declines.
●	If we are not able to obtain suitable financing, our business may be negatively impacted.
●	Reduced numbers of home sales force us to absorb additional carrying costs.
●	The terms of our indebtedness may restrict our ability to operate.
●	The terms of our debt instruments allow us to incur additional indebtedness.
●	We could be adversely affected by a negative change in our credit rating.
●	We conduct certain of our operations through unconsolidated joint ventures with independent third parties

20
in which we do not have a controlling interest. These investments involve risks and are highly illiquid.
●	One unconsolidated entity in which we have an investment may not be able to modify the terms of its loan agreement.
●	The credit agreement of our financial services segment will expire in May 2009.
●	We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings.
●	In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.
●	Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.
●	We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.
●	Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
●	Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for homes in affected areas.
●	Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
●	We are subject to extensive government regulations which could restrict our homebuilding or financial services business.
●	We are dependent on the services of certain key employees, and the loss of their services could hurt our business.
●	Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
●	Our business requires the use of significant amounts of capital, sources for which may include our Credit Facility. In the event we were to amend our Credit Facility, such amendment could result in lower available commitment amounts and less favorable terms and conditions, which could have a negative impact on our borrowing capacity and/or cash flows.
●	Cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

These risk factors are more fully discussed in “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and in “Item 1A. Risk Factors” of Part II of this report.  Any forward-looking statement speaks only as of the date made.  Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, and an adequate initial and continuing investment by the homebuyer is received, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” or when the loan has been sold to a third-party investor.  Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing.

Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest, real estate taxes; indirect costs; and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company’s Unaudited Condensed Consolidated Statements of Operations.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

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

Inventory.  We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development, and home construction.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventory includes capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

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

The Company assesses inventory for recoverability in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.

Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level; therefore, changes in local conditions may affect one or several of our communities.

For the three months ended September 30, 2008, the company evaluated all communities for impairment indicators.  A recoverability analysis was performed for 87 communities and an impairment charge was recorded in 45 of those communities.  The carrying value of those 45 impaired communities was $187.7 million at September 30, 2008.

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

As of September 30, 2008, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2010, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of September 30, 2008, we utilized discount rates ranging from 12% to 15% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

Our quarterly assessments reflect management’s estimates.  Due to the uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and in “Item 1A. Risk Factors” of Part II of this report., we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the limited liability company, the timing of distribution of lots to the Company from the limited liability company, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of September 30, 2008, the Company used a discount rate of 15% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2008, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and an $18.25 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling less than $0.1 million and $3.2 million, respectively, for all self-insured and general liability claims during the nine months ended September 30, 2008 and 2007.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation.  We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, and the expected term of the option.  In addition, when we first issue share-based awards we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives.  The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), and SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”), for IRLCs entered into in 2008.  In determining fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  The fair value includes the price that the loan is expected to be sold for along with the value of servicing release premiums.  The fair value of IRLCs entered into in 2007 excludes the value of the servicing release premium in accordance with the applicable accounting guidance at that time.  This determines the initial fair value, which is indexed to zero at inception.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  In accordance with SFAS 133 and related Derivatives Implementation Group conclusions, gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments are designated as fair value hedges of the mortgage loans held for sale, and both the delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

Income Taxes—Valuation Allowance.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax law. The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

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

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At June 30, 2008, we recorded a non-cash charge of $58.0 million for a valuation allowance related to our deferred tax assets.  During the quarter ended September 30, 2008, the Company updated its assessment and recorded an additional $21.6 million valuation allowance for deferred tax assets primarily created during the three months ended September 30, 2008.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  For the remainder of 2008, we do not expect to record any additional tax benefits as the carryback has been exhausted due to projected utilization of beginning of the year deferred tax assets.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Taxes—FIN 48.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within provision (benefit) for income taxes in the Unaudited Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our ten individual homebuilding operating segments and the results of the financial services operation; (2) the results of our three homebuilding regions; and (3) the results of our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding, and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Maryland
Cincinnati, Ohio	Orlando, Florida	Virginia
Indianapolis, Indiana		Charlotte, North Carolina
Chicago, Illinois		Raleigh, North Carolina

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services primarily for purchasers of the Company’s homes.

Highlights and Trends for the Three and Nine Months Ended September 30, 2008

Overview

The United States is in the midst of an unprecedented combination of economic turmoil, uncertainty in the credit and financial markets, and worldwide concerns of a financial collapse. The $700 billion financial bailout plan signed into law by the President on October 3, 2008 appears to only just now be starting to thaw the credit markets and help ease the panic of investors. These unprecedented economic conditions wreaked havoc on the homebuilding industry during the third quarter of 2008 and have continued into October as well.  Potential home buyers, reacting to industry specific factors and these broader economic concerns, are likely to stay on the sidelines until the economic and financial picture becomes clearer.  With the U.S. housing inventory growing in excess of absorption and declining consumer confidence, the prospect of further deterioration in the homebuilding industry will likely become reality absent further Federal government action. If there is further deterioration in market conditions, this may lead to a further increase in the supply of new and existing homes that are for sale as a result of decreased absorption levels and increased foreclosures.  In the face of these uncertainties and our trends of declining units and pricing in all of our markets, which we believe will persist well into 2009, we will continue our diligent pursuit of our predominantly defensive operating strategy, focused on cash flow generation, operating with a right-sized overhead structure, and carefully managing our inventory.  Specifically we have (1) adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, (2) limited land development expenditures, (3) reduced production volumes, and (4) worked to try to balance home price and profitability with sales pace.  We are also delaying planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option.  While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in the near term.  We have also closely evaluated and made significant reductions in employee headcount and overhead expenses and have put in place strategic plans to reduce costs and improve ongoing operating efficiencies.  Given the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus.  We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop when the homebuilding industry stabilizes. Given the continued weakness in new home sales and closings, visibility as to future earnings performance is limited.  Our outlook is tempered with caution, as conditions in many of the markets we serve have become increasingly challenging.  Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional communities, for additional impairments or write-downs, which could result in additional charges that might be significant.

Key Financial Results

●
For the quarter ended September 30, 2008, total revenue decreased $72.6 million (31%) to approximately $160.4 million when compared to the quarter ended September 30, 2007.  This decrease is largely attributable to a decrease of $70.7 million in housing revenue, from $222.2 million in 2007 to $151.5 million in 2008 due to both a decline in homes delivered and the average sales price of homes delivered.  Homes delivered decreased 27%, from 765 in the third quarter of 2007 to 555 in the same period of 2008, and the average sales price of homes delivered decreased from $290,000 to $273,000.  Our financial services revenue also decreased $2.2 million (47%) for the third quarter of 2008 compared to the prior year due primarily to a 20% decrease in the number of mortgage loans originated.

●
Loss from continuing operations before income taxes for the third quarter of 2008 increased by $31.2 million from $27.2 million in the third quarter of 2007 to $58.4 million in the third quarter of 2008.  During the third quarter of 2008, the Company incurred charges totaling $43.5 million compared to $24.5 million incurred in the third quarter of 2007, related to the impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, the Company had a pre-tax loss of $14.9 million in the third quarter of 2008 compared to $2.7 million in 2007’s third quarter.  The $12.2 million increase in pre-tax loss from 2007 was driven by the decrease in housing revenue discussed above, along with lower pre-impairment gross margins, which declined from 19.4% in 2007’s third quarter to 11.8% in 2008’s third quarter.  General and administrative expenses decreased $6.5 million (27%) from the third quarter of 2007 to the third quarter of 2008 primarily due to a decrease of $4.1 million in payroll and incentive expenses and a decrease of $1.6 million in land related expenses, including abandoned projects and deposit write-offs.  Selling expenses decreased by $5.0 million (25%) for the quarter ended September 30, 2008 when compared to the quarter ended September 30, 2007 primarily due to a $2.6 million decrease in variable selling expenses, a $1.3 million decrease in model home expenses and a $0.4 million decrease in advertising expenses.

●
For the nine months ended September 30, 2008, total revenue decreased $218.5 million (32%) compared to the first nine months of 2007.  This decrease was attributable to a decrease of $237.1 million in housing revenue, from $646.3 million in 2007 to $409.2 million in 2008 due to both a decline in homes delivered and average sales price.  Homes delivered decreased 33% from 2,189 in the first nine months of 2007 to 1,471 in the same period of 2008, and the average sales price of homes delivered decreased from $295,000 to $278,000.  Slightly offsetting the decrease in housing revenue was an increase in revenue from the outside sale of land to third parties, which increased 92% from $15.6 million in 2007 to $30.0 million in 2008.  Financial services revenue also decreased $3.8 million (25%), driven by a 24% decrease in the number of mortgage loans originated.

●
Loss from continuing operations before income taxes for the nine months ended September 30, 2008 was $138.6 million compared to $81.6 million in the 2007 nine-month period.  During the first nine months of 2008, the Company incurred charges totaling $105.7 million compared to $85.7 million incurred in the first nine months of 2007, related to the impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, the Company had a pre-tax loss of $32.9 million in the first nine months of 2008, which represents a $37.0 million decrease from 2007’s pre-impairment income of $4.1 million.  The decrease from 2007 was driven by the decrease in housing revenue, along with lower pre-impairment gross margins, which declined from 20.6% for the first nine months of 2007 to 13.6% for the nine months ended September 30, 2008.  General and administrative expenses decreased $18.4 million (26%) for the first nine months of 2008 compared to the first nine months of 2007 primarily due to (1) a decrease of $5.7 million in intangible amortization due to the 2007 write-off of the goodwill and other assets; (2) a decrease of $6.7 million in payroll and incentive expenses; (3) a decrease of $3.5 million in land related expenses, including abandoned projects and deposit write-offs; (4) a decrease of $2.7 million of miscellaneous expenses; (5) a decrease of $0.3 million in computer related expenses; and (6) a decrease of $0.2 million in other tax expenses.  Selling expenses decreased by $14.1 million (25%) for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007 primarily due to an $8.1 million decrease in variable selling expenses, a $3.7 million decrease in model home expenses and a $1.5 million decrease in advertising expenses.

●
New contracts for the third quarter of 2008 were 456, down 16% compared to 546 in 2007’s third quarter.  For the nine months ended September 30, 2008, new contracts decreased by 619 (29%), from 2,159 to 1,540 for the same period in 2007. For the third quarter of 2008, our cancellation rate was 32% compared to 37% in 2007’s third quarter.  By region, our third quarter cancellation rates in 2008 versus 2007 were as follows: Midwest – 35% in 2008 and 38% in 2007; Florida – 28% in 2008 and 44% in 2007; and Mid-Atlantic – 28% in 2008 and 29% in 2007.  The overall cancellation rates for the nine months ended September 30, 2008 and 2007 were 26% and 30%, respectively.

●
Our mortgage company’s capture rate increased from 77% for the third quarter of 2007 to approximately 84% in the third quarter of 2008.  For the first nine months of 2008, approximately 83% of our homes delivered that were financed were through M/I Financial, compared to 75% in 2007’s first nine months.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

●
We continue to deal with very weak and ever-changing market conditions that require us to constantly monitor the value of our inventory and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the three and nine months ended September 30, 2008, we recorded $43.5 million and $105.7 million, respectively, of charges relating to the impairment of inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs.  We generally believe that we will see a gradual improvement in market conditions over the long term.  During 2008, we will continue to update our evaluation of the value of our inventory and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●
During the third quarter of 2008, the Company recorded a non-cash tax charge of $21.6 million for an additional valuation allowance related to its deferred tax assets. This was reflected as a charge to income tax expense and resulted in a reduction of the Company’s net deferred tax assets. The income tax valuation allowance charges totaled $79.6 million for the nine months ended September 30, 2008.  Consequently, the Company’s effective tax rate was 22.7% for the nine months ended September 30, 2008, compared to an effective tax rate of 38.5% for the same period in 2007. Due to the uncertainty of current market conditions, the Company is unable to provide precise annual effective tax rate guidance at this time.

The following table shows, by segment, revenue, operating loss and interest expense for the three and nine months ended September 30, 2008 and 2007, as well as the Company’s loss from continuing operations before income taxes for such periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Revenue:
Midwest homebuilding	$64,564	$96,831	$171,042	$246,718
Florida homebuilding	29,979	57,093	119,620	210,987
Mid-Atlantic homebuilding	63,270	74,802	148,526	204,119
Other homebuilding - unallocated (a)	-	(552)	7,131	(780)
Financial services	2,572	4,809	11,153	14,956
Total revenue	$160,385	$232,983	$457,472	$676,000

Operating loss:
Midwest homebuilding (b)	$(25,137)	$(964)	$(43,496)	$(8,559)
Florida homebuilding (b)	(12,599)	(13,049)	(55,208)	(20,613)
Mid-Atlantic homebuilding (b)	(12,047)	(2,935)	(22,280)	(27,291)
Other homebuilding - unallocated (a)	-	327	502	254
Financial services	732	2,175	5,325	7,240
Less: Corporate selling, general and administrative expenses (c)	(7,222)	(8,124)	(20,313)	(21,210)
Total operating loss	$(56,273)	$(22,570)	$(135,470)	$(70,179)

Interest expense-net:
Midwest homebuilding	$1,181	$1,617	$3,900	$3,631
Florida homebuilding	302	1,847	1,813	4,725
Mid-Atlantic homebuilding	553	1,014	2,624	2,683
Financial services	114	160	358	387
Total interest expense-net	$2,150	$4,638	$8,695	$11,426

Other income (d)	$-	$-	$5,555	$-

Loss from continuing operations before income taxes	$(58,423)	$(27,208)	$(138,610)	$(81,605)

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

(b) For the three months ended September 30, 2008 and 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $43.5 million and $24.5 million, respectively.  These charges reduced operating income by $21.3 million and $0.7 million in the Midwest region, $11.3 million and $17.1 million in the Florida region, and $10.9 million and $6.7 million in the Mid-Atlantic region for the three months ended September 30, 2008 and 2007, respectively.

      For the nine months ended September 30, 2008 and 2007, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $105.7 million and $85.7 million, respectively.  These charges reduced operating income by $34.3 million and $7.6 million in the Midwest region, $52.9 million and $43.7 million in the Florida region, and $18.5 million and $34.4 million in the Mid-Atlantic region for the nine months ended September 30, 2008 and 2007, respectively.

(c) The three and nine months ended September, 2008 include the impact of severance charges of $0.4 million and $2.4 million, respectively, and the three and nine months ended September, 2007 include the impact of severance charges of $0.8 million and $2.4 million, respectively.

(d) Other income is comprised of the gain recognized on the exchange of the Company’s airplane.

The following table shows total assets by segment:

	At September 30, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$ 321	$ 50	$ 2,348	$ -	$ 2,719
Inventory	278,773	125,133	211,308	-	615,214
Investments in unconsolidated entities	11,734	11,221	-	-	22,955
Other assets	2,284	13,240	9,753	115,327	140,604
Total assets	$293,112	$149,644	$223,409	$115,327	$781,492

	At December 31, 2007
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$ 344	$ 388	$ 3,699	$ -	$ 4,431
Inventory	332,991	205,773	253,468	666	792,898
Investments in unconsolidated entities	15,705	24,638	-	-	40,343
Other assets	5,180	10,849	19,720	244,224	279,973
Total assets	$354,220	$241,648	$276,887	$244,890	$1,117,645

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

Reportable Segments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except as otherwise noted)	2008	2007	2008	2007
Midwest Region
Homes delivered	257	376	673	993
Average sales price per home delivered	$244	$249	$250	$244
Revenue homes	$62,677	$93,534	$168,355	$242,276
Revenue third party land sales	$1,887	$3,297	$2,687	$4,442
Operating loss homes (a)	$(20,923)	$(1,121)	$(38,913)	$(8,847)
Operating (loss) income land (a)	$(4,214)	$157	$(4,583)	$288
New contracts, net	238	252	726	1,056
Backlog at end of period	444	695	444	695
Average sales price of homes in backlog	$247	$264	$247	$264
Aggregate sales value of homes in backlog (in millions)	$109	$184	$109	$184
Number of active communities	80	76	80	76

Florida Region
Homes delivered	105	174	355	629
Average sales price per home delivered	$244	$310	$260	$323
Revenue homes	$25,544	$53,892	$92,341	$202,618
Revenue third party land sales	$4,435	$3,201	$27,279	$8,369
Operating loss homes (a)	$(5,519)	$(6,681)	$(31,323)	$(13,016)
Operating loss land (a)	$(7,080)	$(6,368)	$(23,885)	$(7,597)
New contracts, net	87	130	374	430
Backlog at end of period	140	294	140	294
Average sales price of homes in backlog	$291	$327	$291	$327
Aggregate sales value of homes in backlog (in millions)	$41	$96	$41	$96
Number of active communities	26	40	26	40

Mid-Atlantic Region
Homes delivered	193	215	443	567
Average sales price per home delivered	$328	$348	$336	$355
Revenue homes	$63,270	$74,802	$148,526	$201,363
Revenue third party land sales	$-	$-	$-	$2,756
Operating loss homes (a)	$(11,837)	$(2,613)	$(22,070)	$(26,941)
Operating loss land (a)	$(210)	$(322)	$(210)	$(350)
New contracts, net	131	164	440	673
Backlog at end of period	197	414	197	414
Average sales price of homes in backlog	$314	$411	$314	$411
Aggregate sales value of homes in backlog (in millions)	$62	$170	$62	$170
Number of active communities	32	37	32	37

Total Homebuilding Regions
Homes delivered	555	765	1,471	2,189
Average sales price per home delivered	$273	$290	$278	$295
Revenue homes	$151,491	$222,228	$409,222	$646,257
Revenue third party land sales	$6,322	$6,498	$29,966	$15,567
Operating loss homes (a)	$(38,279)	$(10,415)	$(92,306)	$(48,804)
Operating loss land (a)	$(11,504)	$(6,533)	$(28,678)	$(7,659)
New contracts, net	456	546	1,540	2,159
Backlog at end of period	781	1,403	781	1,403
Average sales price of homes in backlog	$272	$321	$272	$321
Aggregate sales value of homes in backlog (in millions)	$212	$450	$212	$450
Number of active communities	138	153	138	153

Financial Services
Number of loans originated	439	549	1,168	1,528
Value of loans originated	$107,995	$134,554	$279,966	$381,607
Revenue	$2,572	$4,809	$11,153	$14,956
Selling, general and administrative expenses	$1,840	$2,634	$5,828	$7,716
Interest expense	$114	$160	$358	$387
Income before income taxes	$618	$2,015	$4,967	$6,853

(a) Amount includes impairment charges and write-off of land deposits and pre-acquisition costs for 2008 and 2007 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Midwest:
Homes	$17,110	$722	$29,751	$7,633
Land	4,241	-	4,599	-

Florida:
Homes	4,182	9,734	28,624	33,864
Land	7,080	7,398	24,263	9,840

Mid-Atlantic:
Homes	10,599	6,342	18,166	34,079
Land	310	322	310	322

Total
Homes	$31,891	$16,798	$76,541	$75,576
Land	$11,631	$7,720	$29,172	$10,162

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Midwest:	34.6%	38.2%	29.0%	28.3%
Florida:	28.1%	44.0%	19.0%	44.2%
Mid-Atlantic:	28.0%	29.0%	24.4%	18.2%

Total	31.6%	37.3%	25.5%	29.6%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Midwest Region.  For the quarter ended September 30, 2008, Midwest homebuilding revenue was $64.6 million, a 33% decrease compared to the third quarter of 2007.  The decrease was primarily due to the 32% decrease in the number of homes delivered, along with a 2% decrease in the average sales price of homes delivered from $249,000 in the third quarter of 2007 to $244,000 in the third quarter of 2008.  Excluding impairment charges of $21.4 million and $0.5 million for the third quarters of 2008 and 2007, respectively, our gross margins were 9.1% and 12.8% for those same periods in our Midwest region.  The 3.7% decrease was a result of more sales incentives offered on our Midwest homes along with an increase in the percentage of speculative homes delivered, which typically have a lower profit margin compared to total homes delivered.  Selling, general and administrative costs decreased $3.2 million, going from $12.9 million for the quarter ended September 30, 2007 to $9.7 million for the quarter ended September 30, 2008 due to a decrease in payroll related expenses and real estate taxes.  For the three months ended September 30, 2008, our Midwest region new contracts declined 6% compared to the three months ended September 30, 2007 due to weak market conditions.  Quarter-end backlog declined 36% in units, from 695 at September 30, 2007 to 444 at September 30, 2008, and 40.3% in total sales value, from $183.4 million at September 30, 2007 to $109.5 million at September 30, 2008, with an average sales price in backlog of $247,000 at September 30, 2008 compared to $264,000 at September 30, 2007.

Florida Region. For the quarter ended September 30, 2008, Florida housing revenue decreased by $28.3 million (53%) compared to the same period in 2007.  The decrease in revenue was primarily due to a 40% decrease in the number of homes delivered in 2008 compared to 2007.  Partially offsetting the decrease in housing revenue was the increase in revenue from outside land sales of $1.2 million in the third quarter of 2008 when compared to 2007.  Excluding impairment charges of $11.3 million for the quarter ended September 30, 2008 and $17.1 million for the quarter ended September 30, 2007, our gross margins were 13.2% and 24.2% for those same periods.  The 11% decrease was primarily due to the decrease in the average sales price of homes delivered from $310,000 in the third quarter of 2007 to $244,000 in the third quarter of 2008, along with an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative costs decreased $4.5 million, from $9.8 million for the quarter ended September 30, 2007 to $5.3 million for the quarter ended September 30, 2008 due to a decrease in payroll related expenses and real estate taxes.  For the third quarter of 2008, our Florida region new contracts decreased from 130 in 2007 to 87 in 2008.  Management anticipates continued challenging conditions in our Florida markets to continue in 2008 based on the decrease in backlog units from 294 at September 30, 2007 to 140 at

September 30, 2008 along with the decrease in the average sales price of homes in backlog from $327,000 at September 30, 2007 to $291,000 at September 30, 2008.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue decreased $11.5 million (15%) for the quarter ended September 30, 2008 compared to the same period in 2007.  This decrease is primarily due to the decrease in homes delivered from 215 in 2007 to 193 in 2008.  New contracts decreased 20%, from 164 in the third quarter of 2007 to 131 in the third quarter of 2008.  Excluding impairment charges of $10.6 million and $6.7 million for the third quarters of 2008 and 2007, respectively, our gross margins were 10.2% and 18.4% for those same periods in our Mid-Atlantic region.  The decrease of 8.2% was primarily due to the decrease in the average sales price of homes delivered, from $348,000 in the third quarter of 2007 to $328,000 in the third quarter of 2008, and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative expenses decreased $2.1 million excluding deposit write-offs and pre-acquisition costs of $0.4 million for the quarter ended September 30, 2008, primarily due to a decrease in payroll related expenses.  Quarter-end backlog declined 52% in units, from 414 at September 30, 2007 to 197 at September 30, 2008, and 64% in total sales value, from $170.0 million at September 30, 2007 to $62.0 million at September 30, 2008, with an average sales price in backlog of $314,000 at September 30, 2008 compared to $411,000 at September 30, 2007.

Financial Services.  For the quarter ended September 30, 2008, revenue from our mortgage and title operations decreased $2.2 million (46%), from $4.8 million in 2007 to $2.6 million in 2008, due primarily to a decrease of 20% in loan originations.

At September 30, 2008, M/I Financial had mortgage operations in all of our markets except Chicago.  Approximately 84% of our homes delivered during the third quarter of 2008 that were financed were through M/I Financial, compared to 77% in 2007’s third quarter.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses decreased $0.9 million (11%), from $8.1 million in the third quarter of 2007 to $7.2 million in the third quarter of 2008.  The decrease was primarily due to a decrease of approximately $2.1 million in payroll related expenses due to workforce reductions.  This decrease was partially offset by a $0.8 million increase in professional fees and a $0.3 million increase in advertising expenses.

Interest - Net.  Interest expense for the Company decreased $2.5 million (54%) from $4.6 million for the quarter ended September 30, 2007 to $2.1 million for the quarter ended September 30, 2008.  This decrease was primarily due to the decrease in the weighted average borrowings from $479.5 million in the third quarter of 2007 to $241.5 million in the third quarter of 2008, which was partially offset by a decrease in interest capitalized due primarily to a significant reduction in land development activities and a slight increase in our weighted average borrowing rate from 8.1% for the three months ended September 30, 2007 to 7.69% for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Midwest Region.  For the nine months ended September 30, 2008, Midwest homebuilding revenue decreased $75.7 million (31%) compared to the first nine months of 2007, from $246.7 million to $171.0 million.  The decrease was primarily due to the 32% decrease in the number of homes delivered, from 993 for the first nine months of 2007 to 673 for the same period in 2008.  Partially offsetting the decrease in homes delivered was the increase in the average sales price of homes delivered from $244,000 in the first nine months of 2007 to $250,000 in the first nine months of 2008.  Excluding impairment charges of $34.3 million and $7.3 million for the first nine months of 2008 and 2007, respectively, our gross margins were 10.2% and 13.7% for the nine months ended September 30, 2008 and 2007, respectively.  The 3.5% decrease was a result of more sales incentives offered on our Midwest homes and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative costs decreased $8.2 million, from $34.9 million for the nine months ended September 30, 2007 to $26.7 million for the nine months ended September 30, 2008 due to a decrease in payroll related expenses and real estate taxes.  For the nine months ended September 30, 2008, new contracts declined 31% compared to the nine months ended September 30, 2007 due to weak market conditions in the Midwest.

Florida Region.  For the nine months ended September 30, 2008, Florida housing revenue decreased $110.3 million (54%), from $202.6 million in the first nine months of 2007 to $92.3 million in the first nine months of 2008.  The decrease in revenue was primarily due to a 44% decrease in the number of homes delivered during the first nine months of 2008 compared to the first nine months of 2007, along with a decrease in the average sales price of homes delivered from $323,000 in the first nine months of 2007 to $260,000 in the first nine months of 2008.  Partially offsetting the decrease in housing revenue was an increase in revenue from outside land sales of 225%, from $8.4 million in 2007 to $27.3 million in 2008.  Excluding impairment charges of $52.8 million for the nine months ended September 30, 2008 and $41.9 million for the nine months ended September 30, 2007, our gross margin declined over 1,000 basis points due to the decrease in the average sales price of homes delivered discussed above along with an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative costs decreased $15.3 million excluding deposit write-offs and pre-acquisition costs of $0.1 million in the first nine months of 2008 and $1.8 million in the first nine months of 2007.  This decrease was primarily due to the write-off of goodwill and other assets of our July 2005 acquisition of $5.2 million in the second quarter of 2007 and a decrease in payroll related expenses and real estate taxes.  For the nine months ended September 30, 2008, new contracts decreased 13%, from 430 in 2007 to 374 in 2008.

Mid-Atlantic Region. For the nine months ended September 30, 2008, Mid-Atlantic homebuilding revenue decreased $55.6 million (27%) from $204.1 million in the first nine months of 2007 to $148.5 million in the first nine months of 2008.  Driving this decrease was a 22% decrease in the number of homes delivered from 567 in 2007 to 443 in 2008, along with a decrease in the average selling price from $355,000 in 2007 to $336,000 in 2008.  Excluding impairment charges of $17.1 million and $34.4 million for the first nine months of 2008 and 2007, respectively, our gross margins were 11.9% and 17.1% for those same periods.  The 5.2% decrease was a result of the decrease in the average sales price of homes delivered discussed above and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative expenses decreased $6.2 million excluding deposit write-offs and pre-acquisition costs of $1.4 million and less than $0.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The primary reason for this decrease was due to a decrease in payroll related expenses and model home expenses.  New contracts decreased 35% from 673 in the first nine months of 2007 to 440 for the first nine months of 2008.

Financial Services.  For the nine months ended September 30, 2008, revenue from our mortgage and title operations decreased $3.8 million (25%), from $15.0 million in the first nine months of 2007 to $11.2 million in the first nine months of 2008, due primarily to a 24% decrease in loan originations, which was partially offset by the inclusion of the servicing release premiums in revenue due to the adoption of SAB No.109 and SFAS 159 in the first quarter of 2008, resulting in a one-time increase in revenue of $1.4 million.

At September 30, 2008, M/I Financial had mortgage operations in all of our markets except Chicago.  Approximately 83% of our homes delivered during the first nine months of 2008 that were financed were through M/I Financial, compared to 75% in 2007’s first nine months.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  For the nine months ended September 30, 2008, corporate selling, general and administrative expenses decreased $0.9 million, from $21.2 million in the first nine months of 2007 to $20.3 million in the first nine months of 2008.  This decrease was driven by a decrease of $2.4 million in payroll and payroll related expenses, which was partially offset by an increase in professional fees of $0.7 million and a $0.9 million increase in advertising expenses.

Interest - Net.  Interest expense for the Company decreased $2.7 million (24%) from $11.4 million for the nine months ended September 30, 2007 to $8.7 million for the nine months ended September 30, 2008.  This decrease was primarily due to the decrease in our weighted average borrowings from $507.2 million in the first nine months of 2007 to $272.7 million in the first nine months of 2008, which was partially offset by a decrease in interest capitalized due primarily to a significant reduction in land development activities and a slight increase in our weighted average borrowing rate from 7.62% for the nine months ended September 30, 2007 to 8.05% for the nine months ended September 30, 2008.  In addition, during the first nine months of 2008, we wrote-off $1.1 million of deferred financing fees related to the 50% reduction in the size of our Second Amended and Restated Credit Agreement dated October 6, 2006 (as amended, the “Credit Facility”).

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

During the nine months ended September 30, 2008, we generated $126.2 million of cash from our operating activities, compared to $73.7 million of cash from our operating activities during the first nine months of 2007.  The net cash generated during the first nine months of 2008 was primarily a result of a $49 million tax refund,  $103.5 million net conversion of inventory into cash as a result of home closings as well as land sales, which generated $36.9 million of cash during 2008 (including the collection of a $6.4 million receivable) versus $16.2 million in 2007.  The net cash generated was also due to the $22.8 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations during the period.  Partially offsetting these increases was a net decrease due to other operating activities, including $22.2 million in accounts payable and $5.5 million in accrued compensation.

The principal reason for the increase in the generation of cash from operations during the first nine months of 2008 compared to the first nine months of 2007 was our defensive strategy to reduce our land purchases and land development to better match our forecasted number of home sales driven by challenging market conditions.  We are actively trying to reduce our inventory levels further and maintain positive cash flow.   During the first nine months of 2008, we purchased $14.7 million of land and lots.  We have entered into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $6.0 million as of September 30, 2008 as consideration for the right to purchase land and lots in the future, including the right to purchase $97.9 million of land and lots during the years 2008 through 2018.  We evaluate our future land purchases on an ongoing basis, taking into consideration current and projected market conditions, and negotiate terms with sellers, as necessary, based on market conditions and our existing land supply by market.

Investing Cash Flow Activities

For the nine months ended September 30, 2008, we generated $3.4 million of cash, primarily due to the proceeds of $9.5 million from the exchange of our airplane, which was partially offset by $3.8 million used for additional investments in certain of our unconsolidated LLCs.

Financing Cash Flow Activities

For the nine months ended September 30, 2008, we used $126.7 million of cash.  Using the $49 million tax refund that we received in the first quarter of 2008, along with cash generated from operations, we repaid $119.7 million under our revolving credit facilities.  During the nine months ended September 30, 2008, we paid a total of $5.9 million in dividends, which includes $4.9 million in dividends paid on our 9.75% Series A preferred shares.  The indenture governing our senior notes contains a provision that restricts the payment of dividends on our common or preferred shares when the calculation of the “consolidated restricted payments basket,” as defined therein, falls below zero, which it did during the second quarter of 2008.  As a result, we are restricted from making any further dividend payments on our common or preferred shares.  Until such time as the restricted payments basket has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  We routinely monitor current operational requirements, financial market conditions, and credit relationships.  We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate and extend beyond our expectations.  Please refer to our discussion of Forward-Looking Statements beginning on page 20, in “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 and in “Item 1A. Risk Factors” in Part II of this report, for a discussion of factors that could impact our liquidity and source of funds.

Included in the table below is a summary of our available sources of cash as of September 30, 2008:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding	10/6/2010	$ -	$141,555
Note payable bank – financial services	5/21/2009	$ 26,000	$ 263
Senior notes	4/1/2012	$200,000	$ -

Notes Payable Banks - Homebuilding.  In March 2008, we entered into the Second Amendment to the Credit Facility to:  (1) reduce the Aggregate Commitment (as defined therein) from $500 million to $250 million; (2) modify the minimum interest coverage ratio from an event of default to one that reduces maximum permitted Leverage Ratio (as defined therein) and adds an additional liquidity provision; (3) reduce the minimum tangible net worth covenant to $400 million less a deferred tax asset valuation allowance of up to $65 million; (4) modify certain borrowing base calculations and reduce borrowing base land limitations; (5) increase the extension of credit in connection with the sale of land; (6) reduce permitted secured indebtedness to $25 million from $50 million; (7) prohibit the early pre-payment of our senior notes; and (8) modify the applicable interest rate by up to 100 basis points, depending upon our senior debt rating.

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

During any Reduced Interest Coverage Period, when this ratio is less than 1.50x to 1.00x, either adjusted cash flow from operations (as defined therein) or a minimum $25 million in liquidity (unrestricted cash) must be maintained.

Our Credit Facility has key financial and other covenants, including:

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
●
prohibiting our consolidated indebtedness (excluding certain subordinated debt and certain secured debt) from exceeding a borrowing base based on the sum of:  (1) 100% of receivables; (2) 90% of the net book value of presold units and land; (3) 75% of the net book value of unsold units under construction and models; (4) 70% of the net book value of finished lots; (5) 50% of the net book value of land/lots under development; and (6) 10% of the net book value of unimproved entitled land (the “Permitted Debt Based on Borrowing Base”); this borrowing base is further limited to the extent clauses (4), (5) and (6) exceeds 40% of the total borrowing base;

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

●
limiting the number of unsold housing units and model units that we may have in our inventory at the end of any fiscal quarter from exceeding the greater of 30% of the number of home closings within the four fiscal quarters ending on such date or 60% of the number of unit closings within the two fiscal quarters ending on such date (the “Spec and Model Home Restriction”);

●	limiting extension of credit on the sale of land to 5% of tangible net worth; and
●	limiting investment in joint ventures to 15% of tangible net worth.

The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants as of September 30, 2008:

Financial Covenant		Covenant Requirement	Actual
(dollars in millions)
Minimum Net Worth (1)	=	$ 335.0	$ 404.5
Leverage Ratio (2)	≤	1.40 to 1.00	0.68 to 1.00
Adjusted Cash Flow Ratio (3)	≥	1.50 to 1.00	12.41 to 1.00
Permitted Debt Based on Borrowing Base	≤	$ 141.6	$ 0.0
Total Land Restriction	≤	$ 505.6	$ 297.4
Spec and Model Homes Restriction	≤	765	523

(1)   Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $3.3 million as of September 30, 2008.

(2) Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.
(3) If the adjusted cash flow ratio is below 1.50X, the Company is required to maintain unrestricted cash in an amount not less than $25 million.

We continue to operate in a challenging economic environment, and our ability to comply with our debt covenants may be affected by economic or business conditions beyond our control.  However, we believe that cash flow from operating activities, together with available borrowing options, and other sources of liquidity, will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next 12 months.

Currently, the Company believes that the tangible net worth covenant is the most restrictive covenant of the Credit Facility.  Our current cushion under this covenant is $69.5 million. However, we will pursue certain actions, if necessary, to enable the Company to remain in compliance with its covenants under the Credit Facility through 2009.

At September 30, 2008, the Company’s homebuilding operations did not have any outstanding borrowings, had financial letters of credit totaling $10.5 million and had performance letters of credit totaling $22.7 million outstanding under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $250 million.  Under the terms of the Credit Facility, the $250 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum asset based borrowing base capacity, less the actual borrowing base indebtedness (including, but not limited to cash borrowings under the Credit Facility, senior notes, financial letters of credit, 10% of surety bonds and performance letters of credit, and the 10% commitment on the MIF Credit Agreement (as defined below)).

As of September 30, 2008, borrowing availability was $141.6 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are unsecured and are at the Alternate Base Rate plus a margin of 37.5 basis points, or at the Eurodollar Rate plus a margin ranging from 200 to 300 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Base CD Rate plus 100 basis points or the Federal Funds Rate plus 50 basis points.  As of September 30, 2008, the Company was in compliance with all restrictive covenants of the Credit Facility.

Note Payable Bank – Financial Services.  On May 22, 2008, M/I Financial entered into a Secured Credit Agreement (“MIF Credit Agreement”) with Guaranty Bank.  This agreement replaced M/I Financial’s previous credit agreement that expired on May 30, 2008.

The MIF Credit Agreement provides M/I Financial with $30.0 million maximum borrowing availability, with an additional $10 million of availability from December 15, 2008 through January 15, 2009.  The Credit Agreement, which expires on May 21, 2009, is secured by certain mortgage loans.  The Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  As of the end of each fiscal quarter, M/I Financial must have tangible net worth of at least $9.0 million and adjusted tangible net worth (tangible net worth less the outstanding amount of intercompany loans) of no less than $7.0 million.  The ratio of total liabilities to adjusted tangible net worth shall never be more than 10.0 to 1.0.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of LIBOR plus 1.35%.

At September 30, 2008, we had $0.3 million of availability under the MIF Credit Agreement.  As of September 30, 2008, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

Senior Notes.  At September 30, 2008, we had $200.0 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of the senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares as well as the ability to repurchase any shares.  If our consolidated restricted payments basket, as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At September 30, 2008, our restricted payments basket was ($71.4) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005.

Weighted Average Borrowings.  For the three months ended September 30, 2008 and 2007, our weighted average borrowings outstanding were $241.5 million and $479.5 million, respectively, with a weighted average interest rate of 7.69% and 8.08%, respectively.  For the nine months ended September 30, 2008 and 2007, our weighted average borrowings outstanding were $272.7 million and $507.2 million, respectively, with a weighted average interest rate of 8.05% and 7.62%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.  The increase in the weighted average interest rate was due to the overall market increase in interest rates, which has impacted our variable rate borrowings.

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

In April and June 2008, we paid a total of $4.9 million of dividends on the Preferred Shares.  The indenture governing our senior notes (see Note 13 of our Unaudited Condensed Consolidated Financial Statements) contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares.  The indenture governing our senior notes contains a provision that restricts the payment of dividends when the calculation of the restricted payment basket, as defined therein, falls below zero.  At September 30, 2008, the payment basket is $(71.4) million and, therefore, we are restricted from making any further dividend payments.  We will continue to be restricted until such time that the restricted payments basket has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

Universal Shelf Registration. On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control or exercise significant influence over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of September 30, 2008 to be the amount invested of $23.0 million, plus letters of credit and bonds totaling $4.7 million that serve as completion bonds for the development work in progress and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 9 and Note 10 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of September 30, 2008 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $6.0 million, including cash deposits of $2.7 million, prepaid acquisition costs of $0.9 million, letters of credit of $1.0 million and corporate promissory notes of $1.4 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2008, the Company had outstanding $88.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2015.  Included in this total are: (1) $47.8 million of performance bonds and $24.4 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $2.3 million share of our LLCs’ letters of credit and bonds); (2) $10.5 million of financial letters of credit, of which $1.0 million represents deposits on land and lot purchase agreements; and (3) $5.7 million of financial bonds.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Agreement, which permit borrowings of up to $280 million as of September 30, 2008, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $5.3 million and $2.1 million at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in an asset of less than $0.1 million.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three and nine months ended September 30, 2008, we recognized $0.1 million of income and $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.  For both the three and nine months ended September 30, 2007, we recognized less than $0.1 million of expense relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At September 30, 2008 and December 31, 2007, the notional amount of the uncommitted IRLCs was $65.5 million and $34.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $1.0 million and $0.2 million at September 30, 2008 and December 31, 2007, respectively.  For the three and nine months ended September 30, 2008, we recognized income of $0.3 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and nine months ended September 30, 2007, we recognized income of $0.7 million and expense of less than $0.1 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At September 30, 2008 and December 31, 2007, the notional amount under these FMBSs was $64.0 million and $37.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million at both September 30, 2008 and December 31, 2007.  For the three and nine months ended September 30, 2008, we recognized expense of $0.3 million and income of $0.1 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2007, we recognized expense of $0.5 million and $0.2 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $0.9 million and $15.4 million at September 30, 2008 and December 31, 2007, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of less than $0.1 million at both September 30, 2008 and December 31, 2007 under the matched terms method of SFAS 133.  For the three and nine months ended September 30, 2008, we recognized income of less than $0.1 million and expense of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For both the three and nine months ended September 30, 2007, we recognized income of less than $0.1 million relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $33.0 million at September 30, 2008 and $43.0 million and $43.2 million, respectively, at December 31, 2007.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of September 30, 2008 and December 31, 2007, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.7 million and a liability of $0.4 million, respectively.  For the three and nine months ended September 30, 2008, we recognized expense of $1.3 million and

$0.3 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2007, we recognized expense of $1.0 million and $0.5 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2008:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2008	2009	2010	2011	2012	Thereafter	Total	9/30/08
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.70%	$35,125	$-	$-	$-	$-	$-	$35,125	$34,695
Variable rate	N/A	-	-	-	-	-	-	-	-

LIABILITIES:
Long-term debt – fixed rate	6.91%	$67	$283	$306	$332	$200,360	$5,161	$206,509	$167,586
Long-term debt – variable rate	5.53%	114	26,063	457	457	457	8,029	35,577	35,577

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2008, certain changes in responsibility for performing internal control procedures occurred as a result of workforce reductions.  Management has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal control over financial reporting during the period of change.

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

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions including the legal action described below which are routine and incidental to our business.  Certain of the liabilities resulting from these actions are covered by insurance.  While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters.  However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s net income for the periods in which the matters are resolved.  On March 14, 2008, a former employee filed a complaint in the United States District Court, Middle District of Florida, on behalf of himself and those similarly situated, against M/I Homes, Inc., alleging that he and other construction superintendents were misclassified as exempt and not paid overtime compensation under the Fair Labor Standards Act and seeking equitable relief, damages and attorneys' fees.  Five other plaintiffs have filed consent forms in order to join the action.  The Company filed an answer on or about August 21, 2008 and intends to vigorously defend against the claims.

Item  1A.  Risk Factors

The risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 were updated in their entirety by the risk factors set forth in “Item 1A. Risk Factors” in Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.  There has been no material change in the information provided therein except for the updates set forth below.  Other factors beyond those referred to above and listed below, including factors known to us which we have not currently determined to be material, could also adversely affect us.

The U.S. economy is in the midst of an unprecedented combination of economic turmoil, uncertainty in the credit and financial markets, and worldwide concerns of a financial collapse. Prolonged conditions of this nature could severely impact our financial condition, results of opertions and liquidity.

The sharp slow-down in the U.S. economy coupled with an on-going credit crisis, and volatility in the financial markets, could cause continued erosion in home prices and/or demand and cause further significant inventory write-downs as well as a reduction in our ability to generate cash flow from operations.

The terms of our indebtedness may restrict our ability to operate.

The Second Amended and Restated Credit Agreement dated October 6, 2006 (as amended, the “Credit Facility”) and the indenture governing our senior notes impose restrictions on our operations and activities.  The most significant restrictions under the indenture governing our senior notes relate to debt incurrence, sales of assets, cash distributions and investments by us and certain of our subsidiaries.  In addition, our Credit Facility requires compliance with certain financial covenants, including a minimum adjusted consolidated tangible net worth requirement and a maximum permitted leverage ratio.

Currently, we believe the most restrictive covenant of the Credit Facility is minimum tangible net worth.  We expect to pursue certain actions, if necessary, to enable the Company to remain in compliance with its covenants through 2009. Failure to comply with this covenant or any of the other restrictions or covenants of our Credit Facility could result in a default under the Credit Facility, which in turn could result in a default under the indenture governing our senior notes as well as other related indebtedness.  In addition, if a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.  We could also be precluded from incurring additional borrowings under our revolving credit facility, which could impair our ability to maintain sufficient working capital.  In such a situation, there can be no assurance that we would be able to obtain alternative financing.  Any of the foregoing results could have a material adverse effect on our results of operations, financial condition and the ability to operate our business.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares as well as the ability to repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  We are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares.  We cannot resume making such payments until such time as the basket becomes positive or the senior notes are repaid, and our Board of Directors authorizes such payments.

Our business requires the use of significant amounts of capital, sources for which may include our Credit Facility.  In the event we were to amend our Credit Facility, such amendment could result in lower available commitment amounts and less favorable terms and conditions, which could have a negative impact on our borrowing capacity and/or cash flows.

Our Credit Facility has an aggregate Commitment amount of $250 million and a maturity date of October 6, 2010. The facility’s provision for letters of credit is available in the aggregate amount of $100 million. If we were to amend our Credit Facility, lenders might not be willing to provide credit on terms that are comparable to those governing our existing Credit Facility, in which case our capacity to borrow or issue letters of credit could be reduced significantly, which could require us to use cash or other sources of capital.

Our net operating loss carryforwards could be substantially limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we expect to generate net operating loss carryforwards for the year ending December 31, 2008 and possibly future years.  Under the Internal Revenue Code, we may use these net operating loss carryforwards to offset future earnings and reduce our federal income tax liability.  As a result, we believe these net operating loss carryforwards could be a substantial asset for us.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change.  These rules generally operate by focusing on ownership changes among shareholders owning, directly or indirectly, 5% or more of the company’s common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock by the company.

If we undergo an “ownership change” for purposes of Section 382 as a result of future transactions involving our common shares, including transactions involving a shareholder becoming an owner of 5% or more of our common shares and purchases and sales of our common shares by existing 5% shareholders, our ability to use our net operating loss carryforwards and recognize certain built-in losses would be limited by Section 382.  Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them.  Our inability to utilize our net operating loss carryforwards could have a material adverse affect on our financial condition and results of operations.

Cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

Claims, including one class action suit, have been brought against us in various legal proceedings that have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

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

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning consumer protection matters and the protection of health and the environment.  These statutes, ordinances, rules and regulations, and any failure to comply therewith, could give rise to additional liabilities or expenditures and have an adverse affect on our results of operations, financial condition or business.  The particular consumer protection matters regulate the marketing, sales, construction, closing and financing of our homes.  The particular environmental laws that apply to any given project vary greatly according to the project site and the present and former uses of the property.  These environmental laws may result in delays, cause us to incur substantial compliance costs (including substantial expenditures for pollution and water quality control), and prohibit or severely restrict development in certain environmentally sensitive regions.  Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments.

In addition to the laws and regulations that relate to our homebuilding operations, M/I Financial is subject to a variety of laws and regulations concerning the underwriting, servicing and sale of mortgage loans.

 Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010, and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three and nine month periods ended September 30, 2008, the Company did not repurchase any shares.  As of September 30, 2008, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1 to July 31, 2008	-	$ -	-	$6,715,000
August 1 to August 31, 2008	-	-	-	$6,715,000
September 1 to September 30, 2008	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

(1) On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million worth of its outstanding common shares.  This repurchase program expires on November 8, 2010.

Item  3.  Defaults Upon Senior Securities  - None.

Item  4.  Submission of Matters to a Vote of Security Holders  - None.

Item  5.  Other Information  - None.

Item  6.  Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Fourth Amendment to the M/I Homes, Inc. 1993 Stock Incentive Plan, as amended, effective as of August 28, 2008. (Filed herewith).

10.2	M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008. (Filed herewith).

10.3	M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008. (Filed herewith).

10.4	M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008. (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	November 3, 2008	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	November 3, 2008	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Fourth Amendment to the M/I Homes, Inc. 1993 Stock Incentive Plan, as amended, effective as of August 28, 2008. (Filed herewith).

10.2	M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008. (Filed herewith).

10.3	M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008. (Filed herewith).

10.4	M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008. (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)