Form 10-K
period 2008-12-31
M I HOMES INC
filed 2009-02-25
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Address of principal executive offices) (Zip Code) Registrant’s telephone number, including area code: (614) 418-8000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Shares, par value $.01	New York Stock Exchange
Depositary Shares, each representing 1/1000th of a 9.75% Series A Preferred Share	New York Stock Exchange

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
Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of 'large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No	X

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common shares held by non-affiliates of the registrant (13,257,051 shares) was approximately $208,533,000.  The number of common shares of the registrant outstanding on February 18, 2009 was 14,023,982.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Company

M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes.  The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976.  Since that time, the Company has sold and delivered over 73,000 homes.  We sell and construct single-family homes, attached townhomes and condominiums to first-time, move-up, empty-nester and luxury buyers under the M/I Homes and Showcase Homes trade names.  In 2008, our average sales price of homes delivered was $274,000 compared to $296,000 in 2007.  During the year ended December 31, 2008, we delivered 2,025 homes with revenues from continuing operations of $607.7 million and a net loss from continuing operations of $245.4 million.  At December 31, 2008, we had 566 homes in backlog with a sales value of approximately $139 million compared to 712 homes with a sales value of $220 million at December 31, 2007.

Our homes are sold in the following geographic markets - Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In late 2007, we announced our intention to exit our West Palm Beach, Florida market.  Hence, the results of operations and financial position of this division have been reported as discontinued operation.  For additional information on this discontinued operation, please refer to Note 2 to our Consolidated Financial Statements.  We are the leading homebuilder in the Columbus, Ohio market, and have been the number one builder of single-family detached homes in this market for each of the last twenty years.  In addition, we are one of the top ten homebuilders in the Cincinnati and Tampa markets, based on homes delivered.  Our current operating strategy remains focused on the following key initiatives:

●	Generating cash and preserving liquidity;
●	Emphasizing our customer service, unique product designs, and premier locations;
●	Improving affordability through design changes and other cost reduction efforts;
●	Decreasing our construction costs for material and labor;
●	Decreasing our overhead expenses and headcount to reflect current business conditions;
●	Reducing our land and lot inventory by significantly curtailing our land purchases and transitioning more of our purchases to finished lots versus raw ground; and
●	Phasing and/or delaying land development and selectively pursuing the sale of certain owned land.

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

Our financial reporting segments consist of the following: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding, and financial services.  Our homebuilding operations comprise the most substantial part of our business, representing more than 97% of consolidated revenue during 2008.  Our homebuilding operations generate over 93% of their revenue from the sale of completed homes, with the remaining amount generated from the sale of land and lots.  Our financial services operations generate revenue from originating and selling mortgages, collecting fees for title insurance and closing services, and collecting commissions as a broker of property and casualty insurance policies.  Financial information, including revenue, operating income and identifiable assets for each of our reporting segments is included in Note 25 to our Consolidated Financial Statements.

The United States is in the midst of an unprecedented combination of economic turmoil, uncertainty in the credit and financial markets, and weak consumer confidence.  Since the fourth quarter of fiscal 2005, we have experienced a slowdown in our business.  This slowdown has worsened over the past several months.  This slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a significant decline in the securities markets, the continuing decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and includes, among other indirect impact of the turmoil in the mortgage loan market.  On February 17, 2009, President Obama signed the $787 billion American Recovery and Reinvestment Act into law.  This stimulus package things, an $8,000 tax credit for new home purchases that occur between January 1, 2009 and December 1, 2009.   We continue our primarily defensive strategy, which includes: (1) adjusting our approach to land acquisition and development and construction practices and continue to shorten our land pipeline; (2) limiting land development expenditures; (3) reducing production volumes; and (4) working to try to balance home price and profitability with sales pace, although our primary focus at this point is generating cash and liquidity.

When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders, leading to our ability to increase our market share in our existing markets.  We believe that the access of these private builders to capital already appears to be severely constrained.  We believe that this reduced competition, combined with attractive long-term demographics, will reward those builders who can persevere through the current challenging environment.

Notwithstanding the current market conditions, and as market conditions improve over time, we believe that geographic and product diversification, access to lower-cost capital, and strong demographics have in the past, and will in the future, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process.  We believe that these factors favor the large publicly traded homebuilding companies with the capital and expertise to control home sites and gain market share.  We believe that, as builders reduce the number of home sites being taken through the approval process and this process continues to become more difficult, and if the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come.

In addition to our current focus on cash generation and liquidity, we will continue to focus on our historic key business strategies.  We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation, and adherence to these principles will continue to improve our business, lead to higher profitability for our shareholders, and give us a clear advantage over our competitors when the market returns to normalcy.

For information and analyses of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K, and for financial information about our revenues, earnings, assets, liabilities, shareholders’ equity and cash flows, please see the accompanying consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

Our business strategy emphasizes the following:

Build confidence in all areas of our company.  Our unique designs, superior quality and craftsmanship, premier customer service and customer-focused, confidence-building financing options are all designed to build superior customer confidence in both our product and our company.

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

Product diversity and innovative design.  We devote significant resources to the research and design of our homes to meet the needs of our buyers.  We offer a broad number of distinct product lines and approximately 600 different floor plans, with some of those floor plans being built in multiple elevations.  We also offer a high level of design and construction quality within each of our price ranges.

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

Maintain market position in existing markets.  Though most of our markets have experienced a significant slowdown in new homebuilding construction as a result of various economic factors, we believe in their long term prospects for growth and successful homebuilding operations.

Sales and Marketing

Throughout our markets, we market and sell our homes exclusively under the M/I Homes trade name, except in Columbus, where we also market a collection of homes under the Showcase brand.  Company-employed sales personnel conduct home sales from on-site offices within our furnished model homes.  Each sales consultant is trained and prepared to meet the buyer’s expectations and build their confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing.  Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge.  As of December 31, 2008, we employed 96 sales consultants in 128 communities.

We advertise using newspapers, magazines, direct mail, billboards, radio and television.  The particular marketing mediums used differ from market to market based on area demographics and other competitive factors.  We have also significantly increased our advertising on the internet through expansion of our website at mihomes.com and through third party websites like newhomesource.com.  Our messaging across all of these mediums, promotional or otherwise, is unified, highly synergistic and designed to build strong equity in the M/I Homes brand.  In addition, we encourage independent broker participation and, from time to time, utilize promotions and incentives to attract interest from these brokers.  Our commitment to quality design and construction, along with our reputation for superior service, has resulted in a strong referral base and numerous repeat buyers.

To further enhance the selling process, we operate design centers in most of our markets.  These design centers are staffed with interior design specialists who assist buyers in selecting interior and exterior colors, standard options and upgrades.  From time to time, we also add to the selling process by offering, below-market financing options to our customers. M/I Financial originates loans for the majority of the purchasers of our homes.  The loans are then sold, along with the servicing rights, to outside mortgage lenders.  Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities.  Our financial services segment also collects commissions as a broker of property and casualty insurance policies through a majority-owned subsidiary, M/I Insurance Agency, LLC.

We generally begin construction of a home when we have obtained a sales contract and preliminary oral advice from the buyer’s lender that financing should be approved.  In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency.  In addition, speculative, or “spec,” homes (i.e., homes started in the absence of an executed contract) are built to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products.

Design and Construction

We devote significant resources to the research, design and development of our homes in order to distinguish ourselves from other homebuilders and fulfill the needs of homebuyers in all of our markets.  We currently offer approximately 600 different floor plans that are tailored to meet the requirements of buyers within each of our markets.  However, we are in the process of reviewing our floor plan offerings and intend to scale the number back without compromising our customers’ design needs.  We spent $1.7 million, $2.5 million and $4.7 million in the years ended December 31, 2008, 2007 and 2006, respectively, for research and development of our homes.

The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company.  Buyers are introduced to their Personal Construction Supervisor prior to commencement of home construction at a pre-construction “buyer/builder conference.”  The purpose of this conference is to review the home plan and all relevant construction details and to explain the construction process and schedule.  We encourage our buyers to actively monitor and observe the construction of their home and see the quality being built into their home.  All of this is part of our exclusive “Confidence Builder Program” which, consistent with our business philosophy, is designed to “put the buyer first” and enhance the total home-buying experience.

Homes generally are constructed according to standardized designs and meet applicable Federal Housing Authority (“FHA”) and Veterans Administration (“VA”) requirements.  To allow maximum design flexibility, we limit the use of pre-assembled building components.  The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources.  We utilize independent subcontractors for the installation of site improvements and the construction of our homes.  Our on-site construction supervisors manage the development and construction process.  Subcontractor work is performed pursuant to written agreements.  The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials.  The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.  The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built.  We did not experience any significant issues with availability of building materials or skilled labor during 2008.  As of December 31, 2008, we had a total of 566 homes, with $139.5 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction has not yet begun.  As of December 31, 2007, we had a total of 712 homes, with $219.5 million aggregate sales value, in backlog.  Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide a variety of warranties in connection with our homes and have a program to perform several inspections on each home that we sell.  Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer.  At the homeowner’s request, we will also provide a one-year drywall inspection.  In 2007, the Company implemented a new limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty on homes closed after the implementation date.  The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this new warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) limited warranty against major structural defects.  To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home.  The Home Builder’s Limited Warranty provides coverage for construction defects and certain resultant damage caused by any construction defects.  The warranty period varies by state in accordance with the statute of limitations for construction defects for each state.  We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home.  Our warranty expense was approximately 1.1%, 0.8% and 0.7% of total housing revenue for the years ended December 2008, 2007 and 2006, respectively.

Markets

Our operations are organized into nine homebuilding divisions within three regions to maximize operating efficiencies and use of local management.  Our current homebuilding operating structure is as follows:

		Year
		Operations
Region	Division	Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Florida	Tampa, Florida	1981
Florida	Orlando, Florida	1984
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington D.C.	1991

Columbus is the capital of Ohio, with federal, state and local governments providing significant employment.  Private industries including education, healthcare, and professional services have notably contributed to this market as well.  The job market in Columbus has remained relatively healthy compared to other cities in the midwest, despite the job losses in manufacturing and construction.  Relative incomes in Columbus have remained healthy and better than average credit conditions continue to exist in the Columbus area.  Single-family permits were approximately 2,700 in 2008, a decline of 39% from 2007’s permits of approximately 4,400.  Columbus is our home market, where we have had operations since 1976.

Cincinnati has been characterized by an employment base highly concentrated in the service-producing industry, which is now accounting for the bulk of the job losses   The area has also experienced a decline in the

manufacturing, construction, and retail sectors.  Cincinnati is home to a large aviation company that is benefiting from a strong global demand for aerospace products.  Single-family permits were approximately 3,300 in 2008, a decline of 38% from 2007’s permits of nearly 5,300.

Indianapolis is a market noted for its diverse industry, and remains one of the sturdiest markets in the Midwest.  Significant industries include pharmaceuticals, construction, leisure/hospitality, transportation/utilities and retail services.  Single-family permits were approximately 4,400 in 2008, a decline of 38% from 2007’s permits of approximately 7,100.

Chicago is the business center of the Midwest and remains under pressure as a result of the contracting financial services/professional service industries as well as the declining tourism.  High per capita incomes and an educated workforce remain positive opportunities in this Midwest marketplace.  Single-family permits were approximately 7,800 in 2008, a decline of 57% from 2007’s permits of approximately 18,200.

Tampa’s healthcare and tourism industries have been resilient, but that resilience is being over powered by the job losses in construction and professional services.  The local university has provided a source of stability, and large research and development firms are opening research facilities in Tampa.  Single-family housing permits were approximately 5,100 in 2008 compared to approximately 8,100 in 2007, a decline of 37%.

Orlando’s rising healthcare industry and growing defense systems will mitigate the declines in construction and retail trade industries.  A steady supply of educated workers will aid in the eventual recovery of high-tech and manufacturing industries in Orlando and continued tourism and entertainment spending will eventually help this local economy rebound as well.  In 2008, single-family permits were approximately 5,300, a decline of 55% from 2007’s permits of approximately 11,800.

Charlotte is home to numerous firms in the banking industry, which has resulted in very challenging times for this Southeast marketplace.  However, Charlotte’s demographics continue to support long-term growth, with its mix of industries, educated workforce, and comparatively low living and business costs.  In 2008, housing activity decreased 52% with approximately 7,300 single-family permits compared to approximately 15,200 in 2007.

Raleigh is the capital of North Carolina, with state government, three major universities within the greater metro area, and pharmaceutical and biotech industries contributing to its employment base.  Raleigh has experiencedsimilar challenges in falling prices and unemployment rate increases, however this market has proven to be more resilient to the economy struggles compared to others.  The educated workforce and strong technology and heathcare sectors will continue to be opportunities for growth in this Southeast marketplace.  Single-family housing permits declined almost 43% in 2008 with approximately 9,400 single-family permits compared to approximately 16,600 in 2007.

Washington, D.C.’s major contributors to employment come from the construction, technology and government sectors.  Federal government hiring is driving growth in numerous industries.  Information technology growth will help offset weakness in the economy for Washington, D.C.  Single-family housing permits were approximately 13,100 in 2008 compared to approximately 21,300 in 2007, a decline of 39%.  Our operations are located throughout the Maryland and Virginia suburbs of Washington, D.C.

Product Lines

On a regional basis, we offer homes ranging in base sales price from approximately $100,000 to $900,000, and ranging in square footage from approximately 1,200 to 4,500 square feet.  In addition to single-family detached homes, we also offer attached townhomes in most of our markets as well as condominiums in our Columbus, Orlando, and Washington, D.C. markets.  By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers.  It is our goal to sell more than one home to our buyers, and we have frequently been successful in this pursuit.

In each of our home lines, upgrades and options are available to the homebuyer for an additional charge.  Major options include fireplaces, additional bathrooms and higher-quality flooring, cabinets and appliances.  The options are typically more numerous and significant on our more expensive homes, and typically carry a higher margin than our standard selections.

Land Acquisition and Development

In 2008, our percent of land internally developed increased to 88% compared to 85% in 2007.  In the future, we plan to source the majority of our land through developed lot option contracts.  We continue to constantly evaluate our alternatives to satisfy the need for lots in the most cost effective manner.  We seek to limit our investment in land and lots to the amount reasonably expected to be sold in the next two to three years.

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

We periodically enter into limited liability company (“LLC”) arrangements with other entities to develop land.  At December 31, 2008, we had interests varying from 33% to 50% in each of our seven LLCs.  Two of the LLCs are located in Tampa, Florida, and the remaining LLCs are located in Columbus, Ohio.  One of the LLCs has obtained financing from a third party lender, and all of the remaining LLCs are equity financed by the Company and our partners in the LLCs.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements.  At December 31, 2008, $37.8 million of completion bonds and $25.2 million of letters of credit were outstanding for these purposes.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes.  At December 31, 2008, we had 4,038 developed lots and 294 lots under development in inventory.  We also owned raw land expected to be developed into approximately 3,713 lots.  In addition, at December 31, 2008, our interest in lots held by unconsolidated LLCs consisted of no unsold lots, 58 lots under development, and raw land expected to be developed into 694 lots.

Our ability to continue development activities over the long-term will be dependent upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

At December 31, 2008, we had purchase agreements to acquire 809 developed lots and raw land to be developed into approximately 117 lots for a total of 926 lots, with an aggregate current purchase price of approximately $45.6 million.  Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits.  We currently believe that our maximum exposure as of December 31, 2008 related to these agreements is equal to the amount of our outstanding deposits, which totaled $3.7 million, including cash deposits of $1.1 million, prepaid acquisition costs of $0.3 million, letters of credit of $2.1 million, and corporate promissory notes of $0.2 million.  Further details relating to our land option agreements are included in Note 14 to our Consolidated Financial Statements.

The following table sets forth our land position in lots (including lots held in unconsolidated LLCs) at December 31, 2008:

	Lots Owned
	Finished	Lots Under	Undeveloped	Total Lots	Lots Under
Region	Lots	Development	Lots	Owned	Contract	Total
Midwest	1,858	149	3,227	5,234	521	5,755
Florida	1,232	102	551	1,885	73	1,958
Mid-Atlantic	948	101	629	1,678	332	2,010
Total	4,038	352	4,407	8,797	926	9,723

Financial Services

We provide mortgage financing services to purchasers of our homes through M/I Financial.  M/I Financial provides financing services in all of our housing markets.  During the year ended December 31, 2008, we captured 85% of the available business from purchasers of our homes, originating approximately $383.0 million of mortgage loans.  The mortgage loans originated by M/I Financial are sold to a third party generally within two weeks of originating the loan.

M/I Financial has been approved by the Department of Housing and Urban Development and the Veterans Administration to originate mortgages that are insured and/or guaranteed by these entities.  In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by the Federal National Mortgage Association (“Fannie Mae”) as a seller and servicer of mortgages.

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

Competition

In each of our markets, we compete with numerous national, regional, and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources.  Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials, and skilled subcontractors.  In addition, we also face competition with foreclosures and the existing home resale market, which has become over saturated with homes due to current market conditions and a higher foreclosure rate.  We compete primarily on the basis of price, location, design, quality, service, and reputation; however, we believe our financial stability, relative to most others in our industry, has become an increasingly favorable competitive factor.  When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders in the luxury market.  Their access to capital already appears to be severely constrained. We envision that there will be fewer and more selective lenders serving our industry at that time.  We believe that those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities.

Our financial services operations compete with other mortgage lenders, including national, regional, and local mortgage bankers and brokers, banks, savings and loan associations, and other financial institutions, in the origination and sale of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

Regulation and Environmental Matters

The homebuilding industry, including the Company, is subject to various local, state and federal (including FHA and VA) statutes, ordinances, rules and regulations concerning zoning, building, design, construction, sales, and similar matters.  These regulations affect construction activities, including types of construction materials that may be used, certain aspects of building design, sales activities, and dealings with consumers.  We are required to obtain licenses, permits and approvals from various governmental authorities for development activities.  In many areas, we are subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of homes within the boundaries of a particular locality.  We strive to reduce the risks of restrictive zoning and density requirements by using contingent land purchase agreements, which state that land must meet various requirements, including zoning, prior to our purchase.

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

Compliance Policy

We have a Code of Business Conduct and Ethics that requires every employee, officer and director to at all times deal fairly with the Company’s customers, subcontractors, suppliers, competitors and employees, and indicates that all of our employees, officers and directors comply at all times with all applicable laws, rules and regulations.  Our Code of Business Conduct and Ethics also has procedures in place that allow whistleblowers to submit their concerns regarding our operations, financial reporting, business integrity or any other related matter to the Company’s General Counsel, thus ensuring their protection from retaliation.

Corporate Governance

We remain committed to our shareholders in fostering sound corporate governance principles. The Company's Corporate Governance Guidelines assist the Board of Directors of the Company (the "Board") in fulfilling its responsibilities related to corporate governance conduct.  These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board's role in overseeing the work of management.

Employees

At December 31, 2008, we employed 504 people (including part-time employees), of which 378 were employed in homebuilding operations, 52 were employed in financial services and 74 were employed in management and administrative services.  No employees are represented by a collective bargaining agreement.

NYSE Certification

We submitted our 2007 Annual CEO Certification with the New York Stock Exchange on May 14, 2008.  The certification was not qualified in any respect.

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

Our principal internet address is mihomes.com.  We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”),, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our website also includes printable versions of our Corporate Governance guidelines, our Code of Business Conduct and Ethics, and Charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees.  The contents of our website are not part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995):

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in this Risk Factors section.  Any forward-looking statement speaks only as of the date made.  Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Homebuilding Market and Economic Risks

The U.S. economy is in the midst of an unprecedented combination of economic turmoil, uncertainty in the credit and financial markets, and worldwide concerns of a financial collapse. Prolonged conditions of this nature could severely impact our ability to operate.

The sharp slow-down in the United States (“U.S.”) economy, coupled with an ongoing credit crisis and volatility in the financial markets, could cause continued erosion in home prices and/or demand, and cause further significant inventory write-downs, as well as a reduction in our ability to generate cash flow from operations.

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain in the current state of the economy; continued slowdown in our business will continue to adversely affect our operating results and financial condition.

The downturn in the homebuilding industry, which is in its fourth year, has become one of the most severe in U.S. history.  This downturn, which we believe started with a decline in consumer confidence, a decline in home prices, and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a decline in the securities markets, the number of homes that are or will be available for sale due to foreclosures, an inability of home buyers to sell their current homes, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.  All of these factors, in an economy that is now in recession, have contributed to the significant decline in the demand for new homes.  Moreover, the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have only recently begun.  It is unclear whether, and to what extent, these measures will effectively stabilize prices and home values or restore consumer confidence and increase demand in the homebuilding industry.

As a result of this prolonged downturn, our sales and results of operations have been adversely affected.  We have incurred significant inventory impairments and other write-offs, our gross margins have declined significantly, and we incurred a substantial loss, after write-offs, during 2008.  We cannot predict the duration or ultimate severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government’s attempts to address the troubles in the economy will be successful.  If these conditions persist or continue to worsen, they will further adversely affect our operating results and financial condition.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing, and interest rate levels.  The mortgage lending industry has and may continue to experience significant challenges.  As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans.  Fewer loan products and stricter loan qualification standards have made it more difficult for some borrowers to finance the purchase of our homes.  Although our financial services subsidiary offers mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers.  Unavailability of mortgage financing at acceptable rates reduces demand for the homes we build, including, in some instances, causing potential buyers to cancel contracts they have signed.

Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale.

During the period of high demand in the homebuilding industry prior to 2006, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages, that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages.  As a result, new homes became more affordable.  However, as monthly payments for these homes increase, either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers could default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale.  Foreclosure sales and other distress sales may result in further declines in market prices for homes.  In an environment of declining prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future.  In addition, as lenders perceive deterioration in credit quality among homebuyers, lenders have been eliminating some of the non-traditional and sub-prime financing products previously available and increasing the qualifications needed for mortgages or adjusting their terms to address increased credit risk. In addition, tighter lending standards for mortgage products and volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing homes.  In general, to the extent mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase our homes, which has an adverse affect on our sales volume.

Our land investment exposes us to significant risks, including potential impairment write-downs, that could negatively impact our profits if the market value of our inventory declines.

We must anticipate demand for new homes several years prior to those homes being sold to homeowners.  There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases.  There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed.  The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions.  In addition, inventory carrying costs can be significant, and fluctuations in value can result in reduced profits.  Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows, and stock performance.  As a result of softened market conditions in all of our markets, since 2006, we have recorded a loss of $432.3 million for impairment of inventory and investments in unconsolidated LLCs (including $63.5 million related to discontinued operation), and have written-off $15.9 million relating to abandoned land transactions (including $1.5 million related to discontinued operation).  It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments.  Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition.  We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer.

The homebuilding industry is highly competitive.  We compete for sales in each of our markets with national, regional, and local developers and homebuilders, existing home resales and, to a lesser extent, condominiums and available rental housing.  Some of our competitors have significantly greater financial resources or lower costs than we do.  Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality, and price.  Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future.  If we are unable to successfully compete, our financial results and growth could suffer.

If the current downturn becomes more severe or continues for an extended period of time, it would have continued negative consequences on our operations, financial position, and cash flows.

Continued weakness in the homebuilding industry could have an adverse effect on us.  It could require that we write down more assets, dispose of assets, reduce operations, restructure our debt and/or raise new equity to pursue our business plan, any of which could have a detrimental effect on our current shareholders.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although an excess of supply over demand for new homes, such as the one we are currently experiencing, requires that we reduce prices, rather than increase them, it does not necessarily result in reductions, or prevent increases, in the costs of materials and labor. Under those circumstances, the effect of cost increases is to reduce the margins on the homes we sell. That makes it more difficult for us to recover the full cost of previously purchased land, and has contributed to the significant reductions in the value of our land inventory.

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

The homebuilding industry is capital intensive because of the length of time from when land or lots are acquired to when the related homes are constructed on those lots and delivered to homebuyers.  Our business and earnings depend on our ability to obtain financing to support our homebuilding operations and to provide the resources to carry inventory.  We may be required to seek additional capital, whether from sales of equity or debt, or additional bank borrowings, to support our business.  Our ability to secure the needed capital at terms that are acceptable to us may be impacted by factors beyond our control.

Reduced numbers of home sales force us to absorb additional carrying costs.

We incur many costs even before we begin to build homes in a community.  These include costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes.  Reducing the rate at which we build homes extends the length of time it takes us to recover these additional costs.  Also, we frequently enter into contracts to purchase land and make deposits that may be forfeited if we do not fulfill our purchase obligation within specified periods.  Because of current market conditions, we have terminated a number of these contracts, resulting in significant forfeitures of deposits.

The terms of our indebtedness may restrict our ability to operate.

The Second Amended and Restated Credit Agreement dated October 6, 2006 (as amended, the “Credit Facility”) and the indenture governing our senior notes impose restrictions on our operations and activities.  The most significant restrictions under the indenture governing our senior notes relate to debt incurrence, sales of assets, cash distributions, and investments by us and certain of our subsidiaries.  In addition, our Credit Facility requires compliance with certain financial covenants, including a minimum consolidated tangible net worth requirement and a maximum permitted leverage ratio.

Currently, we believe the most restrictive covenant of the Credit Facility is minimum tangible net worth.  Failure to comply with this covenant or any of the other restrictions or covenants of our Credit Facility could result in a default under the Credit Facility, which, in turn, could result in a default under the Credit Facility, which, in turn, could result in a default under the indenture governing our senior notes as well as other related indebtedness.  In addition, if a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.  Availability under the Credit Facility is also subject to satisfaction of a secured borrowing base.  We are permitted to grow the borrowing base by adding additional cash and/or inventory as collateral securing the revolving Credit Facility.  We could also be precluded from incurring additional borrowings under our revolving credit facility, which could impair our ability to maintain sufficient working capital.  In such a situation, there can be no assurance that we would be able to obtain alternative financing.  Any of the foregoing results could have a material adverse effect on our results of operations, financial condition and the ability to operate our business.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, as well as the ability to repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  We are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares.  We cannot resume making such payments until such time as the basket becomes positive or the senior notes are repaid, and our Board authorizes such payments.

If our financial performance further declines, we may not be able to maintain compliance with the covenants in our credit facilities and senior notes.

Our Credit Facility and the indenture governing our senior notes impose certain restrictions on our operations.  The most significant restrictions relate to debt incurrence, sales of assets, cash distributions and investments by us and certain of our subsidiaries.  In addition, our Credit Facility requires compliance with certain financial covenants, including a minimum adjusted consolidated tangible net worth requirement and a maximum permitted leverage ratio.  Also, while our borrowing capacity under the Credit Facility is $150 million, and sufficient in today’s current depressed market, we can only borrow up to the amount we have secured by real estate and/or cash in accordance with the provision of our Credit Facility.  If markets strengthen, we might have to seek increased borrowing capacity.

While we currently are in compliance with the financial covenants in the Credit Facility, if we had to record significant additional impairments in the future, this could cause us to fail to comply with certain Credit Facility financial covenants.  Such an event would give the lenders the right to cause any amounts we owe under Credit Facility to become immediately due.  If we were unable to repay the borrowings when they became due, that could entitle the holders of $200 million senior notes to cause the sums evidenced by those notes to become due immediately.  Under such circumstances, we would not be able to repay those amounts without selling substantial assets, which we might have to do at prices well below the long term fair values, and the carrying values, of the assets.

The ability to incur additional indebtedness could magnify other risk factors.

Under the terms of our indebtedness under the indenture governing our senior notes and under the Credit Facility, we have the ability, subject to our debt covenants, to incur additional amounts of debt.  The incurrence of additional indebtedness could magnify the risks described above.  In addition, certain obligations, such as standby letters of credit and performance and maintenance bonds issued in the ordinary course of business, are not considered indebtedness under the indenture governing our senior notes (and may be secured) and are therefore not subject to limits in our debt covenants.

Our competitive position could suffer if we were unable to take advantage of acquisition opportunities.

Our growth strategy depends in part on our ability to identify and purchase suitable acquisition candidates, as well as our ability to successfully integrate acquired operations into our business.  Given current market conditions, executing this strategy by identifying opportunities to purchase, at favorable prices, companies that are having problems contending with the current difficult homebuilding environment, may be particularly important.  Not properly executing this strategy could put us at a disadvantage in our efforts to compete with other major homebuilders who are able to take advantage of such favorable acquisition opportunities.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in continuing to grow our business and operations in a profitable manner.  In 2008, Standard & Poor’s, Moody’s and Fitch have lowered our credit ratings, which may make it more difficult and costly for us to access capital.  A further downgrade by any of the principal credit agencies may exacerbate these difficulties.

Errors in estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses could have a material impact on us.

In the ordinary course of doing business, we must make estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues, and expenses.  These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; estimates of sales levels and sales prices; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; cost of complying with government regulations; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  On an ongoing basis, we evaluate and adjust our estimates based upon the information then currently available.  Actual results may differ from these estimates, assumptions, and conditions.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest.  These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest.  At December 31, 2008, we had invested an aggregate of $13.1 million in these joint ventures, which had borrowings outstanding of approximately $11.7 million.  In addition, as part of our operating strategy, we intend to continue to evaluate additional joint venture opportunities.

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

M/I Financial, our financial services segment, is party to a $30.0 million Secured Credit Agreement (the “MIF Credit Agreement”).  M/I Financial uses the MIF Credit Agreement to finance its lending activities until the loans are delivered to third party buyers.  The MIF Credit Agreement will expire on May 21, 2009.  If we are unable to replace the MIF Credit Agreement when it matures in May 2009, it could seriously impede the activities of our financial services segment.

If our ability to resell mortgages to investors is impaired, we may be required to broker loans.

We sell substantially all of the loans we originate within a short period of time in the secondary mortgage market on a servicing released, non-recourse basis, although, we remain liable for certain limited representations and warranties related to loan sales.  If there is a significant decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and it would require us to make arrangements with banks or other financial institutions to fund our buyers’ closings.  If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to modify our origination model, which, among other things, could significantly reduce our ability to sell homes.

Federal laws and regulations that adversely affect liquidity in the secondary mortgage market could hurt our business.

Changes in federal laws and regulations could have the effect of curtailing the activities of Fannie Mae and Freddie Mac.  These organizations provide significant liquidity to the secondary mortgage market.  Any curtailment of their activities could increase mortgage interest rates and increase the effective cost of our homes, which could reduce demand for our homes and adversely affect our results of operations.

Recent proposed rule change by HUD could negatively impact our operations and revenue.

On November 17, 2008, the United States Department of Housing and Urban Development (“HUD”) issued a final rule (the “Final Rule”) that amended the regulations pertaining to permissible affiliated business arrangements under the Real Estate Settlement Procedures Act.  The Final Rule has the effect of prohibiting homebuilders from providing incentives to their buyers for their buyers to use affiliated businesses.  The Final Rule was to go into effect on January 16, 2009.  A lawsuit has been filed against HUD alleging among other things that HUD did not have the statutory authority to prohibit such incentives.  HUD has agreed to delay the implementation of the Final Rule until at least April 16, 2009 in order to give the court time to decide the legality of the Final Rule. If the Final Rule is implemented, it could have an adverse impact on our homebuilding, mortgage lending, and title company operations.

We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings.

We compete not only for home buyers but also for desirable properties, financing, raw materials, and skilled labor, often within larger subdivisions designed, planned and developed by other homebuilders.  Our competitors include other local, regional, and national homebuilders, some of which have greater sales and financial resources.

The competitive conditions in the homebuilding industry, together with current market conditions, have resulted in and could continue to result in:

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

Our Credit Facility has an aggregate Commitment amount of $150 million and a maturity date of October 6, 2010. The Credit Facility’s provision for letters of credit is available in the aggregate amount of $100 million.  Availability under the Credit Facility is also subject to satisfaction of a secured borrowing base.  We are permitted to grow the borrowing base by adding additional cash and/or inventory as collateral securing the revolving Credit Facility.  If we were to amend our Credit Facility again in the future, lenders might not be willing to provide credit on terms that are comparable to those governing our existing Credit Facility, in which case our capacity to borrow or issue letters of credit could be reduced significantly, which could require us to use cash or other sources of capital to fund our business operations.

Our net operating loss carryforwards could be substantially limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated net operating loss (“NOL”) carryforwards for the year ending December 31, 2008 and it’s possible we will generate net NOL carryforwards in future years.  Under the Internal Revenue Code, we may use these NOL carryforwards to offset future earnings and reduce our federal income tax liability.  As a result, we believe these NOL carryforwards could be a substantial asset for us.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its NOL carryforwards and certain built-in losses recognized in years after the ownership change.  These rules generally operate by focusing on ownership changes among shareholders owning, directly or indirectly, 5% or more of the company’s common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock by the company.

If we undergo an “ownership change” for purposes of Section 382 as a result of future transactions involving our common shares, including transactions involving a shareholder becoming an owner of 5% or more of our common shares and purchases and sales of our common shares by existing 5% shareholders, our ability to use our NOL carryforwards and recognize certain built-in losses could be limited by Section 382.  Depending on the resulting limitation, a significant portion of our NOL carryforwards could expire before we would be able to use them.  Our inability to utilize our NOL carryforwards could have a material adverse affect on our financial condition and results of operations.

Cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

Claims, including one class action suit, have been brought against us in various legal proceedings that have not had, and are not expected to have, a material adverse effect on our business or financial condition.  Should additional claims be filed against us in the future, it is possible that our cash flows and results of operations could be materially and adversely affected, from time to time, by the negative outcome of one or more of such matters.

In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements, and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise, and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be impacted adversely.

Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings, and results of operations.

Generally accepted accounting principles and their accompanying pronouncements, implementation guidelines, interpretations, and practices for certain aspects of our business are complex and may involve subjective judgments, estimates and assumptions, such as revenue recognition, inventory valuations, and income taxes. Changes in interpretations could significantly affect our reported revenues, earnings, and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations.

We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

Although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules, and regulations, there are instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines.  When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we move actively to stop the non-complying practices as soon as possible.  Sometimes our employees have been aware of these practices but did not take steps to prevent them, and we have taken disciplinary action against such employees, including in some instances, terminating their employment.  However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income. If the government were to make changes to income tax laws that eliminate or substantially reduce these income tax deductions, the after-tax cost of owning a new home would increase substantially.  This could adversely impact demand for, and/or sales prices of, new homes.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local, and other taxes.  Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process.  Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision and other tax reserves.  As each audit is conducted, adjustments, if any, are appropriately recorded in our Condensed Consolidated Financial Statements in the period determined.  Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis.  As a result of such variability, our historical performance may not be a meaningful indicator of future results.  Factors that contribute to this variability include:  (a) timing of home deliveries and land sales; (b) delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability, and governmental restrictions; (c) our ability to acquire additional land or options for additional land on acceptable terms; (d) conditions of the real estate market in areas where we operate and of the general economy; (e) the cyclical nature of the homebuilding industry, changes in prevailing interest rates, and the availability of mortgage financing; and (f) costs and availability of materials and labor.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty, personal injury and construction defect claims arising in the ordinary course of business.  We record warranty and other reserves for homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built.  We have, and require the majority of our subcontractors to have, general liability, workers’ compensation, and other business insurance.  These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits.  We reserve for the costs to cover our self-insured retentions and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported.  Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors’ arrangements, and our reserves will be adequate to address all of our warranty, personal injury and construction defect claims in the future.  For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits.  Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly.  We have responded to the increases in insurance costs and coverage limitations by increasing our self-insured retentions.  There can be no assurance that coverage will not be further restricted and may become even more costly or may not be available at rates that are acceptable to us.

Natural disasters and severe weather conditions could delay deliveries, increase costs, and decrease demand for homes in affected areas.

Several of our markets, specifically our operations in Florida, North Carolina and Washington, D.C., are situated in geographical areas that are regularly impacted by severe storms, hurricanes, and flooding.  In addition, our operations in the Midwest can be impacted by severe storms, including tornados.  The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies.  Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business and increase costs.  To date, we have not experienced any significant issues with availability of building materials or skilled labor.

We are subject to extensive government regulations, which could restrict our homebuilding or financial services business.

The homebuilding industry is subject to numerous and increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design and construction, and similar matters.  This includes local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation also affects construction activities, including construction materials that must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control.  Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future.  Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time-consuming and expensive compliance programs.  In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums.  These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hookups, or inadequate road capacity within the specific market area or subdivision.  These moratoriums can occur prior to, or subsequent to, commencement of our operations, without notice or recourse.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning consumer protection matters and the protection of health and the environment.  These statutes, ordinances, rules, and regulations, and any failure to comply therewith, could give rise to additional liabilities or expenditures and have an adverse affect on our results of operations, financial condition, or business.  The particular consumer protection matters regulate the marketing, sales, construction, closing and financing of our homes.  The particular environmental laws that apply to any given project vary greatly according to the project site and the present and former uses of the property.  These environmental laws may result in delays, cause us to incur substantial compliance costs (including substantial expenditures for pollution and water quality control), and prohibit or severely restrict development in certain environmentally sensitive regions.  Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments.

In addition to the laws and regulations that relate to our homebuilding operations, M/I Financial is subject to a variety of laws and regulations concerning the underwriting, servicing and sale of mortgage loans.

We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

Our future success depends, in part, on our ability to attract, train, and retain skilled personnel.  If we are unable to retain our key employees or attract, train, and retain other skilled personnel in the future, it could materially and adversely impact our operations and result in additional expenses for identifying and training new personnel.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.”  As of February 18, 2009, there were approximately 450 record holders of the Company’s common shares.  At that date, there were 17,626,123 common shares issued and 14,023,982 common shares outstanding.  The table below presents the highest and lowest sales prices for the Company’s common shares during each of the quarters presented:

2008	HIGH	LOW
First quarter	$19.39	$ 7.21
Second quarter	20.25	14.28
Third quarter	26.00	12.62
Fourth quarter	23.15	5.15

2007
First quarter	$38.25	$26.46
Second quarter	31.40	25.11
Third quarter	29.74	13.45
Fourth quarter	18.02	8.91

The highest and lowest sales prices for the Company’s common shares from January 1, 2009 through February 18, 2009 were $12.10 and $6.04, respectively.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares or repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  During the second quarter of 2008, the Company ceased paying dividends due to such covenants.  At December 31, 2008, our restricted payments basket was ($146.8) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  We will continue to be "consolidated restricted until such time that the restricted payments basket" has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

Dividends paid to common shareholders totaled $1.1 million for the year ended December 31, 2008 and $1.4 million for the year ended December 31, 2007.

Performance Graph

The following graph illustrates the Company’s performance in the form of cumulative total return to shareholders for the last five calendar years through December 31, 2008, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Index and the Standard & Poor’s 500 Homebuilding Index.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
M/I Homes, Inc.	100.00	141.44	104.47	98.47	27.24	27.43
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 Homebuilding Index	100.00	133.64	169.17	135.34	55.63	33.99

Share Repurchases

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the twelve month period ended December 31, 2008, the Company did not repurchase any shares.  As discussed above, because our “consolidated restricted payments basket” under the indenture governing our senior notes, is less than zero, we are restricted from repurchasing any shares under our common shares repurchase program.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
October 1 to October 31, 2008	-	-	-	$6,715,000
November 1 to November 30, 2008	-	-	-	$6,715,000
December 1 to December 31, 2008	-	-	-	$6,715,000
Total	-	-	-	$6,715,000

(a)
As of February 18, 2009, the Company had purchased a total of 473,300 shares at an average price of $38.63 per share pursuant to the existing Board-approved $25 million repurchase program that was publicly announced on November 10, 2005, and had approximately $6.7 million remaining available for repurchase under the $25 million repurchase program, which expires on November 8, 2010.  The indenture governing our senior notes contains a provision that restricts us from repurchasing any shares when the calculation of the "consolidated restricted payment basket," as defined therein, falls below zero.  At December 31, 2008, the payment basket is $(146.8) million and, therefore, we are restricted from repurchasing any shares.  We will continue to be restricted until such time that the restricted payments basket has been restored or our senior notes are repaid.

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

(In thousands, except per share amounts)	2008	2007	2006	2005	2004

Income Statement (Year Ended December 31):

Revenue	$607,659	$1,016,460	$1,274,145	$1,312,504	$1,132,002

Gross margin (b)	$(77,805)	$35,487	$247,719	$329,917	$286,602

Net (loss) income from continuing operations (b) (c)	$(245,415)	$(92,480)	$29,297	$98,574	$73,516

Discontinued operation, net of tax (a)	$(33)	$(35,646)	$9,578	$2,211	$18,018

Net (loss) income (c)	$(245,448)	$(128,126)	$38,875	$100,785	$91,534

Preferred dividends	$4,875	$7,313	-	-	-

Net (loss) income to common shareholders (b) (c)	$(250,323)	$(135,439)	$38,875	$100,785	$91,534

(Loss) earnings per share to common shareholders:
Basic: (b) (c)
Continuing operations	$(17.86)	$(7.14)	$2.10	$6.89	$5.21
Discontinued operation	$-	$(2.55)	$0.68	$0.16	$1.28
Total	$(17.86)	$(9.69)	$2.78	$7.05	$6.49

Diluted: (b) (c)
Continuing operations	$(17.86)	$(7.14)	$2.07	$6.78	$5.10
Discontinued operation	$-	$(2.55)	$0.67	$0.15	$1.25
Total	$(17.86)	$(9.69)	$2.74	$6.93	$6.35

Weighted average shares outstanding:
Basic	14,016	13,977	13,970	14,302	14,107
Diluted	14,016	13,977	14,168	14,539	14,407

Dividends per common share	$0.05	$0.10	$0.10	$0.10	$0.10

Balance Sheet (December 31):

Inventory	$516,029	$797,329	$1,092,739	$984,279	$761,077

Total assets (c)	$693,288	$1,117,645	$1,477,079	$1,329,678	$978,526

Notes payable banks – homebuilding operations	$-	$115,000	$410,000	$260,000	$279,000

Note payable bank – financial services operations	$35,078	$40,400	$29,900	$46,000	$30,000

Notes payable banks - other	$16,300	$6,703	$6,944	$7,165	$8,370

Senior notes – net of discount	$199,168	$198,912	$198,656	$198,400	-

Shareholders’ equity (c)	$333,061	$581,345	$617,052	$592,568	$487,611

(a)
In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this market for all years presented have been reclassified as discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(b)
2008, 2007 and 2006 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs, reducing gross margin by $153.3 million, $148.4 million and $67.2, respectively.  Those charges, along with the write-off of land deposits, intangibles and pre-acquisition costs, reduced net (loss) income from continuing operations by $98.3 million, $96.9 million and $46.7 million and (loss) earnings per diluted share by $7.00, $6.71 and $3.29 for the years ended December 31, 2008, 2007 and 2006, respectively.

(c)	2008 net (loss) also reflects a $108.6 million valuation allowance for deferred tax assets, or $7.75 per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 73,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In 2007, the latest year for which information is available, we were the 19th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

Included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company’s performance and financial condition:

•	Information Relating to Forward-Looking Statements;
•	Our Application of Critical Accounting Estimates and Policies;
•	Our Results of Operations;
•	Discussion of Our Liquidity and Capital Resources;
•	Summary of Our Contractual Obligations;
•	Discussion of Our Utilization of Off-Balance Sheet Arrangements; and
•	Impact of Interest Rates and Inflation.

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors such as:

●
The U.S. economy is in the midst of an unprecedented combination of economic turmoil, uncertainty in the credit and financial markets, and worldwide concerns of a financial collapse. Prolonged conditions of this nature could severely impact our ability to operate;

●
The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain in the current state of the economy; continued slowdown in our business will continue to adversely affect our operating results and financial condition;

●	Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing;
●	Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale;
●	Our land investment exposes us to significant risks, including potential impairment write-downs, that could negatively impact our profits if the market value of our inventory declines;
●	If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer;
●	If the current downturn becomes more severe or continues for an extended period of time, it would have continued negative consequences on our operations, financial position, and cash flows;
●	Inflation can adversely affect us, particularly in a period of declining home sale prices;
●	Our lack of geographic diversification could adversely affect us if the homebuilding industry in our markets declines;
●	If we are not able to obtain suitable financing, our business may be negatively impacted;
●	Reduced numbers of home sales force us to absorb additional carrying costs;
●	The terms of our indebtedness may restrict our ability to operate;
●	If our financial performance further declines, we may not be able to maintain compliance with the covenants in our credit facilities and senior notes;

●	The ability to incur additional indebtedness could magnify other risk factors;
●	Our competitive position could suffer if we were unable to take advantage of acquisition opportunities;
●	We could be adversely affected by a negative change in our credit rating;
●	Errors in estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses could have a material impact on us;
●
We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid;

●	The credit agreement of our financial services segment will expire in May 2009;
●	If our ability to resell mortgages to investors is impaired, we may be required to broker loans;
●	Federal laws and regulations that adversely affect liquidity in the secondary mortgage market could hurt our business;
●	Recent proposed rule change by the United States Department of Housing and Urban Development could negatively impact our operations and revenue;
●	We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings;
●
Our business requires the use of significant amounts of capital, sources for which may include our Credit Facility.  In the event we were to amend our Credit Facility, such amendment could result in lower available commitment amounts and less favorable terms and conditions, which could have a negative impact on our borrowing capacity and/or cash flows;

●	Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code;
●	Cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor;
●	In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows;
●	Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations;
●	We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines;
●	Tax law changes could make home ownership more expensive or less attractive;
●	Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position;
●	We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results;
●	Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant;
●	Natural disasters and severe weather conditions could delay deliveries, increase costs, and decrease demand for homes in affected areas;
●	Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries;
●	We are subject to extensive government regulations, which could restrict our homebuilding or financial services business; and
●	We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

These risk factors are more fully discussed in Item 1A. of this report.  Any forward-looking statement speaks only as of the date made.  Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events, or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Inventory.  We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development, and home construction.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred), and home construction costs, inventory includes capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

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

For the year ended December 31, 2008, the company evaluated all communities for impairment indicators.  A recoverability analysis was performed for 113 communities and an impairment charge was recorded in 97 of those communities.  The carrying value of those 97 impaired communities was $264.0 million at December 31, 2008.

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

Operating communities.  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.

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

For raw land, land under development, or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed below, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets or the estimated fair value determined using cash flow valuation techniques.

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

For all of the above categories, the key assumptions relating to the above valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain.  Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques.  Local market-specific factors that may impact our project assumptions include:

●	historical project results such as average sales price and sales rates, if closings have occurred in the project;
●	competitors’ local market and/or community presence and their competitive actions;
●	project-specific attributes such as location desirability and uniqueness of product offering;
●	potential for alternative product offerings to respond to local market conditions;
●	current local market economic and demographic conditions and related trends and forecasts;
●	community-specific strategies regarding speculative homes.

These and other local market-specific factors that may impact project assumptions discussed above are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.

As of December 31, 2008, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2010, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of December 31, 2008, we utilized discount rates ranging from 12% to 15% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

Our quarterly assessments reflect management’s estimates.  Due to the uncertainties related to our operations and our industry as a whole as further discussed in Risk Factors beginning on page 12 of this Annual Report on Form 10-K, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

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

We also periodically enter into lot option arrangements with third-parties to whom we have sold our raw land inventory.  We evaluate these transactions in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) to determine if we should record an asset and liability at the time we sell the land and enter into the lot option contract.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the LLC, the timing of distribution of lots to the Company from the LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of December 31, 2008, the Company used a discount rate of 15% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation, and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2008, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and an $18.25 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $0.9 million, $3.8 million and $7.0 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2008, 2007 and 2006.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation.  We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, and the expected term of the option.  In addition, when we first issue share-based awards, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

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

M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives.  The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” for IRLCs entered into in 2008.  In determining fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  The fair value includes the price that the loan is expected to be sold for along with the value of servicing release premiums.  The fair value of IRLCs entered into in 2007 and before excludes the value of the servicing release premium in accordance with the applicable accounting guidance at that time.  This determines the initial fair value, which is indexed to zero at inception.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  In accordance with SFAS 133 and related Derivatives Implementation Group conclusions, gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments are designated as fair value hedges of the mortgage loans held for sale, and both the delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  Given the continued downturn in the homebuilding industry during 2008, we are now in a four-year cumulative pre-tax loss position during the years 2005 through 2008.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, during 2008, the Company recorded a valuation allowance of $108.6 million against its deferred tax assets, $22.1 million of which relates to beginning of the year deferred tax assets and $86.5 million of which relates to deferred tax assets that arose in 2008 as a result of 2008 operating activities.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

The weight given to the potential effect of negative and positive evidence is commensurable with the extent to which it can be objectively verified.  We must use judgment in considering the relative impact of positive and negative evidence.  For the year ended December 31, 2008, the Company recorded a non-cash charge of $108.6 million for a valuation allowance related to our deferred tax assets.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  In 2009, we do not expect to record any additional tax benefits as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

●	additional inventory impairments;
●	additional pre-tax operating losses;
●	the utilization of tax planning strategies that could accelerate the realization of certain deferred tax assets; or
●	changes in relevant tax law.

Additionally, due to the considerable estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances in future reporting periods, it is reasonably possible that we will be required to either increase or decrease our valuation allowance in future reporting periods.

Income Taxes—FIN 48.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within provision (benefit) for income taxes in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS

In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our nine individual homebuilding operating segments and the results of the financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding, and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana		Raleigh, North Carolina
Chicago, Illinois

The financial services operations include the origination and sale of mortgage loans, and title and insurance agency services primarily for purchasers of the Company’s homes.

Highlights and Trends for the Year Ended December 31, 2008

Overview

The United States is in the midst of an unprecedented combination of economic turmoil, uncertainty in the credit and financial markets, and worldwide concerns of a financial collapse. Since the fourth quarter of fiscal 2005, we have experienced a slowdown in our business.  This slowdown has worsened over the past several months.  This slowdown, which we believe started with a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss, a significant decline in the securities markets, the continuing decline in home prices, the large number of homes that are or will be available due to foreclosures, the inability of some of our home buyers to sell their current home, the deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market.  We believe that the key to a recovery in our business is the return of consumer confidence and a stabilization of financial markets and home prices.  Potential home buyers, reacting to industry specific factors and these broader economic concerns, are likely to stay on the sidelines until the economic and financial picture becomes clearer.  On February 17, 2009, President Obama signed the $787 billion American Recovery and Reinvestment Act into law.  This stimulus package includes, among other things, an $8,000 tax credit for new home purchases that occur between January 1, 2009 and December 1, 2009.  We continue our primarily defensive staregy, wich includes:  (1) adjusting our approach to land acquisition and development and construction practices and continue to shorten our land pipeline; (2) limiting land development expenditures; (3) reducing production volumes; and (4) working to try to balance home prices and profitability with sales pace, although our primary focus at this point is generating cash and liquidity.

We are concerned about the dislocation in the secondary mortgage market.  We maintain relationships with a widely diversified group of mortgage financial institutions, most of which are among the largest and, we believe, most reliable in the industry.  Our buyers generally have been able to obtain adequate financing.  Nevertheless, tightening credit standards have shrunk the pool of potential home buyers and the availability of certain loan products previously available to our home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their prospective buyers face the problem of obtaining a mortgage.  We believe that our home buyers generally should be able to continue to secure mortgages.  Because we cannot predict the short- and long-term liquidity of the credit markets, we continue to caution that, with the uncertainties in these markets, the pace of home sales could slow further until these markets stabilize.

Based on our experience during prior downturns in the housing market, we believe that unexpected opportunities may arise in difficult times for those builders that are well-prepared.  In the current challenging environment, we believe our balance sheet, liquidity and access to capital, our commitment to customer service, our geographic presence, our diversified product lines, our experienced personnel, and our brand name all position us well for such opportunities now and in the future.  At December 31, 2008, we had $32.5 million of cash and cash equivalents on hand and approximately $29.3 million available under our revolving credit facility, which extends to 2010, along with an expected tax refund of $39.5 million.  We believe we have the resources available to fund attractive opportunities, should they arise.

When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders, leading to our ability to increase our market share in our existing markets.  We believe that the access of these private builders to capital already appears to be severely constrained.  We envision that there will be fewer and more selective lenders serving our industry at that time.  Those lenders likely will gravitate to the home building companies that offer them the greatest security, the healthiest balance sheets and the broadest array of potential business opportunities.  We believe that this reduced competition, combined with attractive long-term demographics, will reward those builders who can persevere through the current challenging environment.

Notwithstanding the current market conditions, and as market conditions improve over time, we believe that geographic and product diversification, access to lower-cost capital, and strong demographics have in the past, and will in the future, benefit those builders that can control land and persevere through the increasingly difficult regulatory approval process.  We believe that these factors favor the large publicly traded home building companies with the capital and expertise to control home sites and gain market share.  We believe that, as builders reduce the number of home sites being taken through the approval process and this process continues to become more difficult, and if the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come.

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

Key Financial Results

●
For the year ended December 31, 2008, total revenue decreased $408.8 million (40%) to approximately $607.7 million when compared to the year ended December 31, 2007.  This decrease is largely attributable to a decrease of $386.0 million in housing revenue, from $939.5 million in 2007 to $553.5 million in 2008 due to both a decline in homes delivered and the average sales price of homes delivered.  Homes delivered decreased 36%, from 3,173 in 2007 to 2,025 in 2008, and the average sales price of homes delivered decreased from $296,000 to $274,000.  Our financial services revenue also decreased $4.9 million (26%) in 2008 compared to 2007 due primarily to a 31% decrease in the number of mortgage loans originated.

●
Loss from continuing operations before income taxes for 2008 increased by $64.2 million from $150.9 million in 2007 to $215.1 million in 2008.  During 2008, the Company incurred charges totaling $158.6 million, compared to $152.0 million in 2007 related to the impairment of inventory, investment in unconsolidated LLCs, and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, the Company had a pre-tax loss of $56.5 million in 2008 compared to pre-tax income of $1.1 million in 2007.  The $57.6 million increase in pre-tax loss from 2007 was driven by the decrease in housing revenue discussed above, along with lower pre-impairment gross margins, which declined from 18.1% in 2007 to 12.4% in 2008.  General and administrative expenses decreased $15.6 million (17%) from 2007 to 2008 primarily due to: (1) a decrease of $7.7 million in payroll and incentive expenses; (2) a decrease of $4.2 million in intangible amortization due to the 2007 write-off of goodwill and other assets; (3) a decrease of $2.5 million in land related expenses, including abandoned projects and deposit write-offs; and (4) a decrease of $0.8 million in advertising expenses.  Selling expenses decreased by $23.8 million (30%) for the year ended December 31, 2008 when compared to the year ended December 31, 2007 primarily due to: (1) a $14.5 million decrease in variable selling expenses; (2) a $4.8 million decrease in model home expenses; (3) a $3.3 million decrease in advertising expenses; (4) a $0.9 million decrease in payroll-related expenses; and (5) a $0.3 million decrease in expenses related to our sales offices.

●
New contracts for 2008 were 1,879, down 23% compared to 2,452 in 2007.  For the year ended December 31, 2008, our cancellation rate was 27% compared to 33% in 2007.  By region, our cancellation rates in 2008 versus 2007 were as follows: Midwest – 30% in 2008 and 31% in 2007; Florida – 21% in 2008 and 46% in 2007; and Mid-Atlantic – 25% in 2008 and 23% in 2007.

●
Our mortgage company’s capture rate increased from 79% for the year ended December 31, 2007 to approximately 85% for the year ended December 31, 2008.  Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

●
We continue to deal with very weak and ever-changing market conditions that require us to constantly monitor the value of our inventory and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the year ended December 31, 2008, we recorded $158.6 million of charges relating to the impairment of inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs, compared to $152.0 million of charges during the year ended December 31, 2007.  We generally believe that we will see a gradual improvement in market conditions over the long term.  In 2009, we will continue to update our evaluation of the value of our inventory and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●
In 2008, the Company recorded a non-cash tax charge of $108.6 million for a valuation allowance related to its deferred tax assets. This was reflected as a charge to income tax expense and resulted in a reduction of the Company’s net deferred tax assets. Consequently, the Company’s effective tax rate was (14.1%) for the year ended December 31, 2008, compared to an effective tax rate of 38.7% in 2007.  Due to the uncertainty of future market conditions, we cannot give any predictions as to our 2009 effective tax rate.

The following table shows, by segment, revenue, operating (loss) income, depreciation expense and interest expense for the years ended December 31, 2008, 2007 and 2006, as well as the Company’s (loss) income from continuing operations before income taxes for such periods.  The following table also shows, by segment, assets and investment in LLCs at December 31, 2008, 2007 and 2006:

	Years Ended
(In thousands)	2008	2007	2006
Revenue:
Midwest homebuilding	$232,715	$358,441	$493,156
Florida homebuilding	151,643	312,930	496,998
Mid-Atlantic homebuilding	202,038	326,451	260,059
Other homebuilding – unallocated (a)	7,131	(424)	647
Financial services	14,132	19,062	27,125
Intercompany eliminations	-	-	(3,840)
Total revenue	$607,659	$1,016,460	$1,274,145

Operating (loss) income:
Midwest homebuilding (b)	$(73,073)	$(10,377)	$897
Florida homebuilding (b)	(71,864)	(63,117)	100,390
Mid-Atlantic homebuilding (b)	(41,491)	(43,547)	(21,955)
Other homebuilding – unallocated (a)	503	386	156
Financial services	6,010	8,517	15,816
Less: Corporate selling, general and administrative expense (c)	(29,567)	(27,395)	(34,191)
Total operating (loss) income	$(209,482)	$(135,533)	$61,113

Interest expense:
Midwest homebuilding	$5,197	$4,788	$6,408
Florida homebuilding	2,335	5,877	4,609
Mid-Atlantic homebuilding	3,209	3,815	4,384
Financial services	456	636	406
Corporate	-	227	-
Total interest expense	$11,197	$15,343	$15,807

Other income (d)	$5,555	-	-

(Loss) income from continuing operations before income taxes	$(215,124)	$(150,876)	$45,306

Assets:
Midwest homebuilding	$242,066	$354,220	$432,572
Florida homebuilding	121,587	241,603	426,806
Mid-Atlantic homebuilding	185,268	276,887	349,929
Financial services	60,992	62,411	61,145
Corporate	83,375	167,926	110,661
Assets of discontinued operation	-	14,598	95,966
Total assets	$693,288	$1,117,645	$1,477,079

Investment in unconsolidated LLCs:
Midwest homebuilding	$6,359	$15,705	$17,570
Florida homebuilding	6,771	24,638	32,078
Mid-Atlantic homebuilding	-	-	-
Financial services	-	-	-
Total investment in unconsolidated LLCs	$13,130	$40,343	$49,648

Depreciation and amortization:
Midwest homebuilding	$336	$543	$182
Florida homebuilding	1,288	1,603	1,689
Mid-Atlantic homebuilding	1,028	849	244
Financial services	471	498	383
Corporate	4,631	4,495	4,229
Total depreciation and amortization	$7,754	$7,988	$6,727

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

(b) The years ending December 31, 2008, 2007 and 2006 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $158.6 million, $152.0 million and $72.7 million, respectively.  For 2008, 2007 and 2006, these charges reduced operating income by $56.3 million, $8.8 million and $25.0 million in the Midwest region, $66.9 million, $88.3 million and $5.8 million in the Florida region, and $35.4 million, $54.9 million and $41.9 million in the Mid-Atlantic region, respectively.

(c)  The years ending December 31, 2008, 2007 and 2006 include the impact of severance charges of $3.3 million, $5.4 million and $7.0 million, respectively.  The year ended December 31, 2008 also includes charges of  $3.3 million for corporate asset impairments.  The year ended December 31, 2007 also includes the write-off of $5.2 million of intangibles.

(d) Other income is comprised of the gain recognized on the exchange of the Company’s airplane.

The following table shows total assets by segment as of December 31, 2008 and 2007:

	At December 31, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Land purchase deposits	$96	$32	$942	$-	$1,070
Inventory (a)	232,853	102,500	179,606	-	514,959
Investments in unconsolidated entities	6,359	6,771	-	-	13,130
Other assets	2,758	12,284	4,720	144,367	164,129
Total assets	$242,066	$121,587	$185,268	$144,367	$693,288

	At December 31, 2007
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated (b)	Total
Land purchase deposits	$344	$388	$3,699	$-	$4,431
Inventory (a)	332,991	205,773	253,468	666	792,898
Investments in unconsolidated entities	15,705	24,638	-	-	40,343
Other assets	5,180	10,849	19,720	244,224	279,973
Total assets	$354,220	$241,648	$276,887	$244,890	$1,117,645

(a)
Inventory includes Single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

(b)	Corporate, Financial Services and Unallocated also includes assets of $14.6 million related to our discontinued operation.

Seasonality and Variability in Quarterly Results

We have experienced, and expect to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels.  In most years, homes delivered increase substantially in the third and fourth quarters.  We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions.  We also have experienced, and expect to continue to experience, seasonality in our financial services operations, because loan originations correspond with the delivery of homes in our homebuilding operations.  The following table reflects this cycle for the Company during the four quarters of 2008 and 2007:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2008	2008	2008	2008
Revenue	$150,187	$160,385	$141,002	$156,085
Unit data:
New contracts	339	456	530	554
Homes delivered	554	555	466	450
Backlog at end of period	566	781	880	816

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2007	2007	2007	2007
Revenue	$340,460	$232,983	$226,448	$216,569
Unit data:
New contracts	293	546	682	931
Homes delivered	984	765	738	686
Backlog at end of period	712	1,403	1,622	1,678

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Reportable Segments

The following table presents, by reportable segment, selected results of operations for the years ended December 31, 2008, 2007 and 2006:

	Years Ended
(Dollars in thousands)	2008	2007	2006
Midwest Region
Homes delivered	937	1,436	1,821
Average sales price per home delivered	$244	$247	$265
Revenue homes	$228,728	$354,000	$481,773
Revenue third party land sales	$3,987	$4,441	$11,383
Operating (loss) income homes (a)	$(64,338)	$(10,665)	$2,574
Operating (loss) income land (a)	$(8,735)	$288	$(1,677)
Interest expense	$5,197	$4,788	$6,408
Depreciation and amortization	$336	$543	$182
Assets	$242,066	$354,220	$432,572
Investment in unconsolidated LLCs	$6,359	$15,705	$17,570
New contracts, net	911	1,195	1,513
Backlog at end of period	365	391	632
Average sales price of homes in backlog	$230	$273	$274
Aggregate sales value of homes in backlog	$84,000	$107,000	$173,000
Number of active communities	73	76	83

Florida Region
Homes delivered	474	877	1,389
Average sales price per home delivered	$263	$313	$333
Revenue homes	$124,314	$274,297	$462,316
Revenue third party land sales	$27,329	$38,633	$34,682
Operating (loss) income homes (a)	$(47,990)	$(28,071)	$89,614
Operating (loss) income land (a)	$(23,874)	$(35,046)	$10,776
Interest expense	$2,335	$5,877	$4,609
Depreciation and amortization	$1,288	$1,603	$1,689
Assets	$121,587	$241,603	$426,806
Investment in unconsolidated LLCs	$6,771	$24,638	$32,078
New contracts, net	430	505	615
Backlog at end of period	77	121	493
Average sales price of homes in backlog	$265	$292	$371
Aggregate sales value of homes in backlog	$20,000	$35,000	$183,000
Number of active communities	25	34	41

Mid-Atlantic Region
Homes delivered	614	860	691
Average sales price per home delivered	$327	$362	$372
Revenue homes	$200,455	$311,195	$257,244
Revenue third party land sales	$1,583	$15,256	$2,815
Operating loss homes (a)	$(41,471)	$(31,264)	$(21,958)
Operating (loss) income land (a)	$(20)	$(12,283)	$3
Interest expense	$3,209	$3,815	$4,384
Depreciation and amortization	$1,028	$849	$244
Assets	$185,268	$276,887	$349,929
Investment in unconsolidated LLCs	$-	$-	$-
New contracts, net	538	752	672
Backlog at end of period	124	200	308
Average sales price of homes in backlog	$285	$388	$415
Aggregate sales value of homes in backlog	$35,000	$78,000	$128,000
Number of active communities	30	36	34

Total Homebuilding Regions
Homes delivered	2,025	3,173	3,901
Average sales price per home delivered	$274	$296	$308
Revenue homes	$553,497	$939,492	$1,201,333
Revenue third party land sales	$32,899	$58,330	$48,880
Operating (loss) income homes (a)	$(153,799)	$(70,000)	$70,230
Operating (loss) income land (a)	$(32,629)	$(47,041)	$9,102
Interest expense	$10,741	$14,480	$15,401
Depreciation and amortization	$2,652	$2,995	$2,115
Assets	$548,921	$872,710	$1,209,307
Investment in unconsolidated LLCs	$13,130	$40,343	$49,648

	Years Ended
(Dollars in thousands)	2008	2007	2006

New contracts, net	1,879	2,452	2,800
Backlog at end of period	566	712	1,433
Average sales price of homes in backlog	$247	$308	$338
Aggregate sales value of homes in backlog	$139,000	$220,000	$484,000
Number of active communities	128	146	158

Financial Services
Number of loans originated	1,623	2,340	2,729
Value of loans originated	$382,992	$586,520	$666,863
Revenue	$14,132	$19,062	$27,125
General and administrative expenses	$8,122	$10,545	$11,309
Interest expense	$456	$636	$406
Income before income taxes	$5,554	$7,881	$15,410

(a) Amount includes impairment  and abandonment charges for 2008, 2007 and 2006 as follows:

	December 31,
	2008	2007	2006
Midwest:
Homes	$47,604	$8,803	$23,099
Land	8,729	-	1,921
	56,333	8,803	25,020

Florida:
Homes	42,642	50,802	5,827
Land	24,264	37,468	-
	66,906	88,270	5,827

Mid-Atlantic:
Homes	35,063	42,661	41,906
Land	310	12,255	-
	35,373	54,916	41,906

Total
Homes	$125,309	$102,266	$70,832
Land	$33,303	$49,723	$1,921
	$158,612	$151,989	$72,753

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2008, 2007 and 2006:

	Year-Ended December 31,
(In thousands)	2008	2007	2006
Midwest:	29.8%	30.9%	35.5%
Florida:	20.7%	45.8%	47.8%
Mid-Atlantic:	25.4%	23.3%	26.0%

Total	26.6%	32.7%	36.8%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Midwest Region.  For the year ended December 31, 2008, Midwest homebuilding revenue was $232.7 million, a 35% decrease compared to 2007.  The decrease was primarily due to the 35% decrease in the number of homes delivered, along with a 1% decrease in the average sales price of homes delivered from $247,000 in 2007 to $244,000 in 2008.  Operating loss increased by $62.7 million, going from $10.4 million in 2007 to $73.1 million in 2008 primarily due to lower profit margins as discussed below.  Excluding impairment charges of $56.0 million and $8.1 million in 2008 and 2007, respectively, our gross margins were 8.4% and 12.9% for those same periods in our Midwest region.  The 4.5% decrease was a result of more sales incentives offered on our Midwest homes along with an increase in the percentage of speculative homes delivered, which typically have a lower profit margin compared to total homes delivered.  Selling, general and administrative costs decreased $11.9 million, from $48.5 million in 2007 to $36.6 million in 2008 due to a decrease in payroll related expenses, model home expenses and land-related expenses.  For the year ended December 31, 2008, our Midwest region new contracts declined 24% compared to the year ended December 31, 2007 due to weak market conditions.  Year-end backlog declined 7% in units, from 391 at December 31, 2007 to 365 at December 31, 2008, and 21% in total sales value, from $106.6 million at December

31, 2007 to $83.8 million at December 31, 2008, with an average sales price in backlog of $230,000 at December 31, 2008 compared to $273,000 at December 31, 2007.

Florida Region. For the year ended December 31, 2008, Florida homebuilding revenue decreased by $161.3 million (52%) compared to 2007.  The decrease in revenue was primarily due to a 46% decrease in the number of homes delivered in 2008 compared to 2007 as well as a 16% decline in the average sales price of homes delivered from $313,000 in 2007 to $263,000 in 2008.  Operating loss increased by $8.8 million, going from $63.1 million in 2007 to $71.9 million in 2008 primarily due to lower profit margins as discussed below.  Excluding impairment charges of $66.7 million for the year ended December 31, 2008 and $86.4 million for the year ended December 31, 2007, our gross margins decreased to 12.4% from 21.6% for those same periods.  The 9.2% decrease was primarily due to the decrease in the average sales price of homes delivered discussed above, along with an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative costs decreased $20.4 million, from $44.3 million in 2007 to $23.9 million in 2008 due to a decrease in variable selling expenses, payroll related expenses, real estate taxes, and the 2007 write-off of goodwill and other assets.  Our Florida region new contracts decreased from 505 in 2007 to 430 in 2008.  Management anticipates continued challenging conditions in our Florida markets in 2009 based on the decrease in backlog units from 121 at December 31, 2007 to 77 at December 31, 2008, along with the decrease in the total sales value of homes in backlog from $35.4 million at December 31, 2007 to $20.4 million at December 31, 2008, and the decrease in the average sales price of homes in backlog from $292,000 at December 31, 2007 to $265,000 at December 31, 2008.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue decreased $124.4 million (38%) for the year ended December 31, 2008 compared to the year ended December 31, 2007.  This decrease is primarily due to the decrease in homes delivered from 860 in 2007 to 614 in 2008.  New contracts decreased 28%, from 752 in 2007 to 538 in 2008.  Operating loss decreased by $2.0 million, going from $43.5 million in 2007 to $41.5 million in 2008 primarily due to lower selling, general and administrative costs as discussed below, which were partially offset by lower profit margins.  Excluding impairment charges of $30.5 million and $53.8 million for the years ended December 31, 2008 and 2007, respectively, our gross margins were 11.0% and 15.5% for those same periods in our Mid-Atlantic region.  The decrease of 4.5% was primarily due to the decrease in the average sales price of homes delivered, from $362,000 in 2007 to $327,000 in 2008, and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Excluding deposit write-offs and pre-acquisition costs of $4.8 million for the year ended December 31, 2008, selling, general and administrative expenses decreased $10.8 million, primarily due to a decrease in payroll related expenses and variable selling expenses.  Year-end backlog declined 38% in units, from 200 at December 31, 2007 to 124 at December 31, 2008, and 55% in total sales value, from $77.6 million at December 31, 2007 to $35.3 million at December 31, 2008, with an average sales price in backlog of $285,000 at December 31, 2008 compared to $388,000 at December 31, 2007.

Financial Services.  For the year ended December 31, 2008, revenue from our mortgage and title operations decreased $5.0 million (26%), from $19.1 million in 2007 to $14.1 million in 2008, due primarily to a 31% decrease in loan originations.  Operating income for our financial services segment decreased $2.5 million (29%), from $8.5 million in 2007 to $6.0 million in 2008 primarily due to the decrease in revenue described above, which was partially offset by a $2.4 million decrease in selling, general and administrative expenses.

At December 31, 2008, M/I Financial had mortgage operations in all of our markets.  Approximately 85% of our homes delivered during 2008 that were financed were through M/I Financial, compared to 79% in 2007.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses increased $2.2 million (8%), from $27.4 million in 2007 to $29.6 million in 2008.  The increase was primarily due to a $3.3 million impairment of the Company’s plane which is for sale, which was partially offset by a reduction in employee-related costs.

Interest - Net.  Interest expense for the Company decreased $4.1 million (27%) from $15.3 million in 2007 to $11.2 million in 2008.  This decrease was primarily due to the decrease in our weighted average borrowings from $496.6 million in 2007 to $259.1 million in 2008, which was partially offset by a decrease of $11.0 million in interest capitalized, due primarily to a significant reduction in land development activities, and a slight increase in our weighted average borrowing rate, from 7.58% for the year ended December 31, 2007 to 8.07% for the year ended December 31, 2008.

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

Florida Region.  For the year ended December 31, 2007, Florida homebuilding revenue decreased from $497.0 million in 2006 to $312.9 million in 2007, a decrease of 37%.  The decrease in revenue is primarily due to a 37% decrease in the number of homes delivered in 2007 compared to 2006, along with a decrease in the average sales price, from $333,000 in 2006 to $313,000 in 2007.  There was an increase of $3.9 million in revenue from the sale of land to third parties, from $34.7 million in 2006 to $38.6 million in 2007.  Operating income decreased $163.5 million, from $100.4 million of income in 2006 to a loss of $63.1 million for the year ended December 31, 2007, with 2007 including an $88.3 million charge relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of certain land and lot deposits and pre-acquisition costs in our Florida region.  For 2007, our Florida region’s new contracts decreased 18%, from 615 in 2006 to 505 in 2007, primarily due to the current oversupply of inventory driven by many investors exiting the market and the resulting impact on consumer confidence.  Our Florida region saw a decrease in backlog units from 493 at the end of 2006 compared to 121 at the end of 2007, and a decrease in the average sales price of the homes in backlog from $371,000 at December 31, 2006 to $292,000 at December 31, 2007.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased $66.4 million (26%) for the year ended December 31, 2007 compared to the same period in 2006, where revenue increased from $260.1 million to $326.5 million.  Driving this increase was an increase in homes delivered of 24%, from 691 in 2006 to 860 in 2007.  Revenue from the sale of land to outside parties increased $12.4 million, also contributing to the increase in homebuilding revenue.  Partially offsetting the increase was a decrease in the average sales price of homes delivered from $372,000 in 2006 to $362,000 in 2007.  The decrease in the average sales price of home delivered primarily relates to the sales discounts being offered in our Washington, D.C. market, which has lowered the average sales price of our homes in that market.  Our Mid-Atlantic region had an operating loss of $43.5 million for the year ended December 31, 2007 compared to an operating loss of $22.0 million for the year ended December 31, 2006.  This decrease in operating income was primarily due to a $54.9 million charge relating to the impairment of inventory and the write-off of certain land and lot deposits and pre-acquisition costs in our Mid-Atlantic region.  New contracts increased 12% to 752 for the year ended December 31, 2007, while year end backlog units decreased 35% to 200 for that same period.

Financial Services.  For the year ended December 31, 2007, revenue from our mortgage and title operations decreased $8.1 million (30%), from $27.1 million in 2006 to $19.1 million in 2007, due to a 14% decrease in loan originations from 2,729 in 2006 to 2,340 in 2007.  The total value of loans originated also decreased from $666.9 million in 2006 to $586.5 million in 2007.  At December 31, 2007, M/I Financial had mortgage operations in all of our markets except for Chicago.  Approximately 79% of our homes delivered during 2007 that were financed were through M/I Financial, compared to 80% in 2006.  General and administrative expenses decreased $0.8 million due to a decrease in payroll and incentive-related costs due to headcount reductions in response to market conditions.

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

Interest - Net.  Interest expense decreased $0.5 million (3%) from $15.8 million for the year ended December 31, 2006 to $15.3 million for the year ended December 31, 2007.  The primary reason for this decrease was the $7.3 million decrease in interest incurred due to a decrease in our weighted average borrowings of $129.1 million in 2007 when compared to 2006.  This decrease was almost entirely offset by a $6.8 million decrease in the amount of interest capitalized due to a decrease in housing construction and land development activities and an increase in our weighted average borrowing rate from 7.25% in 2006 to 7.58% in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

Funding for our business has been provided principally by cash flow from operating activities, before inventory additions, unsecured bank borrowings, and the public debt and equity markets.  Prior to 2008, we used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings, to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog, invest in unconsolidated entities, repurchase our common shares, and repay debt.

During the year ended December 31, 2008, we generated $148.9 million of cash from our operating activities, compared to $202.2 million of cash from our operating activities during 2007.  The $148.9 million net cash generated during 2008 was primarily a result of a $50.6 million tax refund, $161.1 million net conversion of inventory into cash as a result of home closings as well as third-party land sales.  The net cash generated was also due to the $19.7 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations during the period.  Partially offsetting these increases was a net decrease due to other operating activities, including $42.9 million in accounts payable and $4.8 million in customer deposits.

The primary reason for the $53.3 million decrease in cash generated from operating activities from 2007 to 2008 is due to the decline in cash received from third-party land sales, which was $51.9 million in 2007, compared to $39.3 (including the collection of a $6.4 million receivable) million in 2008.  Beginning in the second half of 2006, we began reducing our land purchases, and during 2008, we purchased $22.9 million of land and lots.  We have entered into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $3.7 million as of December 31, 2008 as consideration for the right to purchase land and lots in the future, including the right to purchase $45.6 million of land and lots during the years 2009 through 2018.  We evaluate our future land purchases on an ongoing basis, taking into consideration current and projected market conditions, and negotiate terms with sellers, as necessary, based on market conditions and our existing land supply by market.  At December 31, 2008, we owned or controlled through options approximately 9,723 home sites, as compared to approximately 16,173 at December 31, 2007.

In 2008, we put forth a strong effort to market our speculative homes with special incentives.  As a result of that effort, we reduced our speculative inventory by 32%, going from 632 speculative homes in 2007 to 431 in 2008.  While many of those speculative homes were the result of customer contract cancellations, we are also strategically building speculative homes as the nature of the homebuilding market right now requires readily available homes for purchase.  Customers today are not entering into contacts until they sell their existing home, and once it’s sold, they usually need to purchase and move into a home within a short amount of time, and speculative homes are usually ready to move into within a short time of signing a contract.

Should our business remain at its current level or decline from present levels, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction but do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations.

Investing Cash Flow Activities

For the year ended December 31, 2008, we generated $0.7 million of cash, primarily due to the proceeds of $9.5 million from the exchange of our airplane, which was partially offset by $5.2 million used for additional investments in certain of our unconsolidated LLCs, along with $3.9 million in property and equipment purchases.  The Company is currently pursuing the sale of its airplane.

Financing Cash Flow Activities

For the year ended December 31, 2008, we used $118.6 million of cash.  Using the $50.6 million tax refund that we received in 2008, along with cash generated from operations, we repaid $110.5 million under our revolving credit facilities.  During the year ended December 31, 2008, we paid a total of $5.9 million in dividends, which includes $4.9 million in dividends paid on our 9.75% Series A preferred shares.  The indenture governing our senior notes contains a provision that restricts the payment of dividends on our common or preferred shares when the calculation of the “consolidated restricted payments basket,” as defined therein, falls below zero, which it did during the second quarter of 2008.  As a result, we are restricted from making any further dividend payments on our common or preferred shares until such time as the restricted payments basket has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, and other Company plans.  We fund these operations with cash flows from operating activities, borrowings under our bank credit facilities, and from time to time, issuances of new debt and/or equity securities, as management deems necessary.

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  We routinely monitor current operational requirements, financial market conditions, and credit relationships.  We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate and extend beyond our expectations.  We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit.  Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future. Please refer to Item 1A. of this Annual Report on Form 10-K for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of December 31, 2008:

	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding	10/6/2010	$ -	$ 29,259
Note payable bank – financial services	5/21/2009	$ 35,078	$ 354
Senior notes	4/1/2012	$200,000	$ -
Universal shelf registration (a)	-	$ -	$250,000

(a) This shelf registration should allow us to expediently access capital markets in the future.  The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding.  In January 2009, we entered into the Third Amendment to the Credit Facility (the “Credit Facility”) to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; (2) require secured borrowings  based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein; (3) provide for $65 million of availability during the Initial Period (to July 20, 2009)  with three 1-month extension options;  however, during the Initial Period, requires that any cash in excess of $25 million be designated as collateral; (4) redefine consolidated tangible net worth as equal to or exceeding (i) $100 million plus (ii) fifty percent (50%) of Consolidated Earnings (without deduction for losses and excluding the effect of any decrease in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after December 31, 2008 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero; plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after December 31, 2008; (5) require the permitted leverage ratio not to exceed 2.00x; (6) increase the percentage of speculative units allowed based on the latest six and twelve month closings; (7) increase the limitations on joint venture investments and extensions of credit in connection with the sale of land; and (8) increase the pricing provisions.

Our Credit Facility has key financial and other covenants, including:

●
requiring us to maintain tangible net worth (“Minimum Net Worth”) of at least (1) $100 million plus (2) 50% of consolidated earnings (without deduction for losses and excluding the effect of any decreases in any deferred tax valuation allowance) earned for each completed fiscal quarter ending after December 31, 2008 to the date of determination, excluding any quarter in which the consolidated earnings are less than zero plus (3) the amount of any reduction or reversal in deferred tax valuation allowance for each completed fiscal quarter ending after December 31, 2008;

●	Maintaining a leverage ratio not in excess of 2.00 to 1.00;

●	requiring adjusted cash flow from operations to be greater than 1.50x, or requiring us to maintain unrestricted cash of more than $25 million;
●	prohibiting secured indebtedness from exceeding $25 million;
●
prohibiting the net book value of our land and lots where construction of a home has not commenced, less the lesser of 25% of tangible net worth or prior six month sales times average book value of a finished lot, from exceeding 125% of tangible net worth plus 50% of the aggregate outstanding subordinated debt (the “Total Land Restriction”);

●
limiting the number of unsold housing units and model units that we may have in our inventory at the end of any fiscal quarter from exceeding the greater of 40% of the number of home closings within the twelve months ending on such date or 80% of the number of unit closings within the six months ending on such date (the “Spec and Model Home Restriction”);

●	limiting extension of credit on the sale of land to 10% of tangible net worth; and
●	limiting investment in joint ventures to 25% of tangible net worth.

The following table summarizes these covenant thresholds pursuant to the Third Amendment to the Credit Facility, and our compliance with such covenants:

Financial Covenant		Covenant Requirement	Actual
		(dollars in millions)
Minimum Net Worth (a)	=	$ 100.0	$ 329.9
Leverage Ratio (b)	≤	2.00 to 1.00	0.82 to 1.00
Adjusted Cash Flow Ratio (c)	≥	1.50 to 1.00	9.20 to 1.00
Secured Indebtedness	<	25.0	16.3
Permitted Debt Based on Borrowing Base	≤	$ 29.3	$ 0.0
Total Land Restriction	≤	$ 412.4	$ 288.9
Spec and Model Homes Restriction	≤	887	475
Extension of Credit on the Sale of Land	<	33.0	6.1
Investment in Unconsolidated Limited Liability Companies	<	82.5	13.3

(a)   Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $3.1 million as of December 31, 2008.

(b) Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.
(c) If the adjusted cash flow ratio is below 1.50X, the Company is required to maintain unrestricted cash in an amount not less than $25 million.

At December 31, 2008, the Company’s homebuilding operations did not have any outstanding borrowings, had financial letters of credit outstanding totaling $11.3 million and had performance letters of credit outstanding totaling $24.4 million under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $150 million.  Under the terms of the Credit Facility, the $150 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum secured borrowing base cash plus Qualified Real Property, less the actual borrowing.

As of December 31, 2008, borrowing availability under the amended Credit Facility was $29.3 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.  As of December 31, 2008, the Company was in compliance with all restrictive covenants of the Credit Facility as amended on January 15, 2009.

We continue to operate in a challenging economic environment, and our ability to comply with our debt covenants may be affected by economic or business conditions beyond our control.  However, we believe that cash flow from operating activities, together with available borrowing options and other sources of liquidity, will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months.

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

At December 31, 2008, we had $0.4 million of availability under the MIF Credit Agreement.  As of December 31, 2008, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

Mortgage Notes Payable.  As of December 31, 2008 and 2007, the Company had outstanding a building mortgage note payable in the principal amount of $6.4 million and $6.7 million, respectively, with a fixed interest rate of 8.117% and maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2008 and 2007.

Notes Payable Other.  On April 4, 2008, the Company entered into a loan agreement with a financial institution which is collateralized by the Company’s aircraft that was exchanged in the first quarter of 2008.  This $10.2 million promissory note bears interest at LIBOR plus 2.25% and is due April 2015.  The balance of the note at December 31, 2008 was $9.9 million.

Senior Notes.  At December 31, 2008, we had $200.0 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of the senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares as well as the ability to repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At December 31, 2008, our restricted payments basket was ($146.8) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005.

Weighted Average Borrowings.  For the year ended December 31, 2008 and 2007, our weighted average borrowings outstanding were $259.1 million and $496.6 million, respectively, with a weighted average interest rate of 8.07% and 7.58%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.

Preferred Shares.  On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million.  Dividends on the Preferred Shares are non-cumulative and are paid at an annual rate of 9.75%.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities and will remain outstanding indefinitely unless redeemed by us.  Holders of the Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event we do not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on our Board of Directors.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

In 2008, we paid a total of $4.9 million of dividends on the Preferred Shares.  Pursuant to certain restrictive covenants in the indenture governing our senior notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted until such time that the restricted payments basket (as defined in the indenture) has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.  See Note 20 to our Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration. On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.  No debt or equity securities have been offered for sale under this universal shelf registration statement as of December 31, 2008.

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary of future amounts payable under contractual obligations:

	Payments due by period
(In thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Notes payable banks – homebuilding (a)	$-	$-	$-	$-	$-
Note payable bank – financial services (b)	35,078	35,078	-	-	-
Mortgage notes payable (including interest)	9,820	796	1,590	1,591	5,843
Note payable – other (c)	9,857	457	914	914	7,572
Senior notes (including interest)	248,812	13,941	27,882	206,989	-
Obligation for consolidated inventory not owned (d)	-	-	-	-	-
Community development district obligations (including interest) (e)	678	678	-	-	-
Capital leases	89	89	-	-	-
Operating leases	14,850	4,213	5,951	3,485	1,201
Purchase obligations (f)	67,544	67,544	-	-	-
Land option agreements (g)	-	-	-	-	-
Unrecognized tax benefits (h)	-	-	-	-	-
Total	$386,728	$122,796	$36,337	$212,979	$14,616

(a) Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar rate plus 100 basis points.  There were no borrowings outstanding at December 31, 2008.

(b) Borrowings under the MIF Credit Facility are at the Prime Rate or at LIBOR plus 135 basis points.  Borrowings outstanding at December 31, 2008 had a weighted average interest rate of 1.79%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest.

(c) The amount reported herein of $9.9 million represents a promissory note that is collateralized by the Company’s aircraft that was exchanged in the first quarter of 2008.  The note bears interest at LIBOR plus 2.25% and is due April 2015.  The above amounts do not reflect interest.

(d) The Company is party to land purchase option agreements to acquire developed lots from sellers who are variable interest entities.  The Company has determined that it is the primary beneficiary of the variable interest entities, and therefore is required under Financial Accounting Standards Board Interpretation 46(R), “Consolidation of Variable Interest Entities” to consolidate the entities.  As of December 31, 2008, the Company has recorded a liability of $5.5 million relating to consolidation of these variable interest entities.  The actual cash payments that the Company will make in the future will be based upon the number of lots acquired each period under the option agreements and the related per lot prices in effect at that time.  One of the land purchase option agreements has specific performance provisions.  We are required to purchase $3.0 million of land in the future, but at this time cannot accurately specify the time period.  Refer to Note 14 of our Consolidated Financial Statements for further discussion of this obligation.

(e) The amount reported herein of $0.7 million represents principal and interest for a bond obligation incurred in connection with the acquisition of lots in a community in Florida.  This obligation will be repaid as the Company closes on the lots in this community to third parties.  The estimated payments by period above have been estimated based on the expected timing of closings.  In addition, in connection with the development of certain of the Company’s communities, local government entities have been established and bonds have been issued by those entities to finance a portion of the related infrastructure.  These community development district obligations represent obligations of the Company as the current holder of the property, net of cash held by the district available to offset the particular bond obligations.  As of December 31, 2008, the Company has recorded a liability of $10.4 million relating to these community development district obligations.  However, the actual cash payments that the Company will ultimately make will be dependent upon the timing of the sale of those lots within the district to third parties.  Because we are unable to estimate the timing of such sales, the amounts have not been included above.  Refer to Note 13 of our Consolidated Financial Statements for further discussion of these obligations.

(f) The Company has obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 566 homes with an aggregate sales price of $139.5 million.  Based on our current housing gross margin of 7.0%, exclusive of impairment charges, less variable selling costs of 4.2% of revenue, less costs already incurred on homes in backlog, we estimate payments totaling approximately $67.5 million to be made in 2009 relating to those homes.

(g) The Company has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $45.6 million.  Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable.  The Company has no specific performance obligations with respect to these agreements.

(h) We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  As of December 31, 2008, we had $4.7 million of gross unrecognized tax benefits, including $1.3 million of related accrued interest and $0.4 million of related accrued penalties.  We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months.  However, the final outcome of these examinations is not yet determinable.  The statute of limitations for our major tax jurisdictions remains open for examination of tax years 2005 through 2008.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control or exercise significant influence over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of December 31, 2008 to be the amount invested of $13.1 million, plus letters of credit and bonds totaling $2.0 million that serve as completion bonds for the development work in progress and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 9 and Note 10 of our Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of December 31, 2008 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $3.7 million, including cash deposits of $1.1 million, prepaid acquisition costs of $0.3 million, letters of credit of $2.1 million and corporate promissory notes of $0.2 million.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans.  The risks associated with these guarantees and indemnities are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 10 of our Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2008, the Company had outstanding $80.1 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $37.8 million of performance and maintenance bonds and $25.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.9 million share of our LLCs’ letters of credit and bonds); (2) $11.3 million of financial letters of credit, of which $2.1 million represents deposits on land and lot purchase agreements; and (3) $5.8 million of financial bonds.

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

During the past year, we have experienced some detrimental effect from inflation, particularly the inflation in the cost of land that occurred over the past several years.   As a result of declines in market conditions in most of our markets, in certain communities we have been unable to recover the cost of these higher land prices, resulting in lower gross margins and significant charges being recorded in our operating results due to the impairment of inventory and investments in unconsolidated LLCs, and other write-offs relating to deposits and pre-acquisition costs of abandoned land transactions.  In recent years, we have not experienced a detrimental effect from inflation in relation to our home construction costs, and we have been successful in reducing certain of these costs with our subcontractors in the current year.  However, unanticipated construction costs or a change in market conditions may occur during the period between the date sales contracts are entered into with customers and the delivery date of the related homes, resulting in lower gross profit margins.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our unsecured revolving credit facilities, consisting of the Credit Facility and the MIF Credit Agreement, which permit borrowings of up to $190 million as of December 31, 2008, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than nine months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $21.2 million and $2.1 million at December 31, 2008 and December 31, 2007, respectively.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the years ended December 31, 2008, 2007 and 2006, we recognized $0.1 million of expense, less than $0.1 million of expense, and less than $0.1 million of income, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At December 31, 2008 and December 31, 2007, the notional amount of the uncommitted IRLCs was $25.4 million and $34.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.8 million and $0.2 million at December 31, 2008 and December 31, 2007, respectively.  For the years ended December 31, 2008, 2007 and 2006, we recognized income of $0.6 million, $0.2 million and $0.3 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At December 31, 2008 and December 31, 2007, the notional amount under these FMBSs was $14.0 million and $37.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million at both December 31, 2008 and 2007.  For the years ended December 31, 2008, 2007 and 2006, we recognized income of less than $0.1 million, expense of $0.3 million, and income of $0.3 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $13.6 million and $15.4 million at December 31, 2008 and December 31, 2007, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net asset of $0.2 million at December 31, 2008 and a net liability of less than $0.1 million at December 31, 2007 under the matched terms method of SFAS 133.  For the years ended December 31, 2008 and 2007, we recognized income of $0.2 million and less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  There was no net impact to earnings for the year ended December 31, 2006.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $23.0 million at December 31, 2008 and $43.0 million and $43.2 million, respectively, at December 31, 2007.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of December 31, 2008 and December 31, 2007, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.9 million and a liability of $0.4 million, respectively.  For both the years ended December 31, 2008 and 2007, we recognized expense of $0.5 million, and for the year ended December 31, 2006, we recognized income of $0.1 million, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2008:

	Weighted
	Average								Fair
	Interest								Value
(Dollars in thousands)	Rate	2009	2010	2011	2012	2013	Thereafter	Total	12/31/08
ASSETS:
Mortgage loans held for sale:
Fixed rate	5.37%	$38,573	$-	$-	$-	$-	$-	$38,573	$37,772
Variable rate	N/A	-	-	-	-	-	-	-	-

LIABILITIES:
Long-term debt – fixed rate	6.91%	$283	$306	$332	$200,360	$391	$4,770	$206,442	$113,030
Long-term debt – variable rate	2.64%	35,535	457	457	457	457	7,572	44,935	44,935

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 24, 2009

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share amounts)	2008	2007	2006

Revenue	$607,659	$1,016,460	$1,274,145
Costs, expenses and other income:
Land and housing	532,164	832,596	959,226
Impairment of inventory and investment in unconsolidated LLCs	153,300	148,377	67,200
General and administrative	77,458	93,049	98,289
Selling	54,219	77,971	88,317
Interest - net	11,197	15,343	15,807
Other income	(5,555)	-	-
Total costs, expenses and other income	822,783	1,167,336	1,228,839

(Loss) income from continuing operations before income taxes	(215,124)	(150,876)	45,306

Provision (benefit) for income taxes	30,291	(58,396)	16,009

(Loss) income from continuing operations	(245,415)	(92,480)	29,297

Discontinued operation, net of tax	(33)	(35,646)	9,578

Net (loss) income	(245,448)	(128,126)	38,875

Preferred dividends	4,875	7,313	-

Net (loss) income to common shareholders	$(250,323)	$(135,439)	$38,875

(Loss) income per common share:
Basic:
Continuing operations	$(17.86)	$(7.14)	$2.10
Discontinued operation	$-	$(2.55)	$0.68
Basic (loss) income	$(17.86)	$(9.69)	$2.78
Diluted:
Continuing operations	$(17.86)	$(7.14)	$2.07
Discontinued operation	$-	$(2.55)	$0.67
Diluted (loss) income	$(17.86)	$(9.69)	$2.74

Weighted average shares outstanding:
Basic	14,016	13,977	13,970
Diluted	14,016	13,977	14,168

Dividends per common share	$0.05	$0.10	$0.10

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2008	2007

ASSETS:
Cash	$32,518	$1,506
Cash held in escrow	6,658	21,239
Mortgage loans held for sale	37,772	54,127
Inventory	516,029	797,329
Property and equipment - net	27,732	35,699
Investment in unconsolidated limited liability companies	13,130	40,343
Income tax receivable	39,456	53,667
Deferred income taxes	-	67,867
Other assets	19,993	31,270
Assets of discontinued operation	-	14,598
TOTAL ASSETS	$693,288	$1,117,645

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$27,542	$66,242
Accrued compensation	6,762	9,509
Customer deposits	3,506	6,932
Other liabilities	55,287	58,473
Community development district obligations	11,035	12,410
Obligation for consolidated inventory not owned	5,549	7,433
Liabilities of discontinued operation	-	14,286
Notes payable banks – homebuilding operations	-	115,000
Note payable bank – financial services operations	35,078	40,400
Notes payable - other	16,300	6,703
Senior notes – net of discount of $832 and $1,088, respectively, at December 31, 2008 and 2007	199,168	198,912
TOTAL LIABILITIES	360,227	536,300

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares – $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares – $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	82,146	79,428
Retained earnings	225,956	477,339
Treasury shares – at cost – 3,602,141 and 3,621,333 shares, respectively, at December 31, 2008 and 2007	(71,542)	(71,923)
TOTAL SHAREHOLDERS’ EQUITY	333,061	581,345
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$693,288	$1,117,645

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-In	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2005	-	-	14,327,265	$176	$72,470	$576,726	$(56,804)	$592,568
Net income	-	-	-	-	-	38,875	-	38,875
Dividends on common shares, $0.10 per share	-	-	-	-	-	(1,415)	-	(1,415)
Income tax benefit from stock options and deferred compensation distributions	-	-	-	-	229	-	-	229
Share repurchases	-	-	(463,500)	-	-	-	(17,893)	(17,893)
Stock options exercised	-	-	28,200	-	83	-	558	641
Stock-based compensation expense	-	-	-		3,057	-	-	3,057
Deferral of executive and director compensation	-	-	-	-	990	-	-	990
Executive and director deferred compensation distributions	-	-	28,783	-	(547)	-	547	-
Balance at December 31, 2006	-	-	13,920,748	$176	$76,282	$614,186	$(73,592)	$617,052
Net loss	-	-	-	-	-	(128,126)	-	(128,126)
Preferred shares issued, net of issuance costs of $3,675	4,000	$96,325	-	-	-	-	-	96,325
Dividends on preferred shares, $609.375 per share	-	-	-	-	-	(7,313)	-	(7,313)
Dividends on common shares, $0.10 per share	-	-	-	-	-	(1,408)	-	(1,408)
Income tax benefit from stock options and deferred compensation distributions	-	-	-	-	72	-	-	72
Stock options exercised	-	-	37,400	-	62	-	742	804
Restricted shares issued, net of forfeitures	-	-	3,001	-	(60)	-	60	-
Share-based compensation expense	-	-	-	-	3,167	-	-	3,167
Deferral of executive and director compensation	-	-	-	-	772	-	-	772
Executive and director deferred compensation distributions	-	-	43,641	-	(867)	-	867	-
Balance at December 31, 2007	4,000	$96,325	14,004,790	$176	$79,428	$477,339	$(71,923)	$581,345
Net loss	-	-	-	-	-	(245,448)	-	(245,448)
Dividends on preferred shares, $1,218.75 per share	-	-	-	-	-	(4,875)	-	(4,875)
Dividends on common shares, $0.05 per share	-	-	-	-	-	(1,060)	-	(1,060)
Income tax benefit from stock options and deferred compensation distributions	-	-	-	-	(97)	-	-	(97)
Stock options exercised – net of restricted stock forfeitures	-	-	5,527	-	(35)	-	110	75
Share-based compensation expense	-	-	-	-	2,983	-	-	2,983
Deferral of executive and director compensation	-	-	-	-	138	-	-	138
Executive and director deferred compensation distributions	-	-	13,665	-	(271)	-	271	-
Balance at December 31, 2008	4,000	$96,325	14,023,982	$176	$82,146	$225,956	$(71,542)	$333,061

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(245,448)	$(128,126)	$38,875
Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	134,160	196,952	76,326
Impairment of investment in unconsolidated limited liability companies	24,452	13,125	2,440
Impairment of goodwill and intangible assets	-	5,175	-
Impairment of property and equipment	3,283	-	-
Mortgage loan originations	(382,992)	(586,520)	(666,863)
Proceeds from the sale of mortgage loans	405,107	586,846	675,531
Fair value adjustment of mortgage loans held for sale	(2,395)	487	443
Net (gain) loss from property disposals	(5,524)	373	112
Bad debt expense	1,255	-	-
Depreciation	6,197	5,912	3,936
Amortization of intangibles, debt discount and debt issue costs	1,557	2,081	2,795
Stock-based compensation expense	2,983	3,167	3,057
Deferred income tax benefit	(40,740)	(28,144)	(28,216)
Deferred tax asset valuation allowance	108,607	-	-
Income tax receivable	14,211	(53,667)	-
Excess tax benefits from stock-based payment arrangements	97	(72)	(229)
Equity in undistributed loss of limited liability companies	431	892	62
Write-off of unamortized debt discount and financing costs	1,059	534	195
Change in assets and liabilities:
Cash held in escrow	14,597	37,720	(27,152)
Inventory	161,087	180,517	(158,236)
Other assets	8,695	(930)	(6,030)
Accounts payable	(42,882)	(10,776)	7,495
Customer deposits	(4,798)	(11,110)	(16,167)
Accrued compensation	(2,848)	(12,257)	(3,050)
Other liabilities	(11,276)	32	(9,336)
Net cash provided by (used in) operating activities	148,875	202,211	(104,012)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,947)	(4,461)	(4,806)
Proceeds from the sale of property	9,454	-	-
Investment in unconsolidated limited liability companies	(5,196)	(9,978)	(17,041)
Return of investment from unconsolidated limited liability companies	431	578	89
Net cash provided by (used in) investing activities	742	(13,861)	(21,758)

FINANCING ACTIVITIES:
Net (repayments of) proceeds from bank borrowings	(110,465)	(284,500)	133,900
Principal repayments of mortgage notes payable and community development
district bond obligations	(331)	(509)	(1,357)
Proceeds from preferred shares issuance – net of issuance costs of $3,675	-	96,325	-
Debt issue costs	(1,063)	(847)	(1,721)
Payments on capital lease obligations	(789)	(984)	(183)
Dividends paid	(5,935)	(8,721)	(1,415)
Proceeds from exercise of stock options	75	804	641
Excess tax benefits from stock-based payment arrangements	(97)	72	229
Common share repurchases	-	-	(17,893)
Net cash (used in) provided by financing activities	(118,605)	(198,360)	112,201
Net increase (decrease) in cash	31,012	(10,010)	(13,569)
Cash balance at beginning of year	1,506	11,516	25,085
Cash balance at end of year	$32,518	$1,506	$11,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$3,455	$16,272	$14,337
Income taxes	$525	$10,246	$57,918

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(1,304)	$(6,899)	$10,891
Consolidated inventory not owned	$(1,884)	$2,407	$934
Capital lease obligations	$-	$(1,457)	$753
Distribution of single-family lots from unconsolidated limited liability companies	$9,969	$7,912	$16,609
Non-monetary exchange of fixed assets	$13,000	-	-
Contribution of property to unconsolidated limited liability companies	-	958	-
Deferral of executive and director compensation	$138	$772	$990
Executive and director deferred stock distributions	$271	$867	$547

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

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.  As of December 31, 2008 and 2007, the majority of cash was held in one bank.

Cash Held in Escrow.  Cash held in escrow represents cash relating to homes closed at year-end that were not yet funded to the Company as of December 31st due to timing, and cash that was deposited in an escrow account at the time of closing on homes to homebuyers which will be released to the Company when the related work is completed on each home, which generally occurs within six months of closing on the home.

Mortgage Loans Held for Sale.  Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors within two weeks of origination.  Refer to the Revenue Recognition policy described below for additional discussion.

Inventory.  We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development, and home construction.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred), and home construction costs, inventory includes capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed below.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time.  As of December 31, 2008, we have mothballed six communities that were not active and thirty phases in eighteen active communities until market conditions improve.  We continually review communities to determine if mothballing is appropriate.

We assess inventory for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.

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

Land held for sale.  Land held for sale includes land that meets all of the following six criteria defined in SFAS 144:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  In performing impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis, and recent bona fide offers received from outside third parties, as well as actual contracts.  If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

For all of the above categories, the key assumptions relating to the above valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain.  Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques.  Local market-specific factors that may impact our project assumptions include:

●	historical project results such as average sales price and sales rates, if closings have occurred in the project;
●	competitors’ local market and/or community presence and their competitive actions;
●	project-specific attributes such as location desirability and uniqueness of product offering;
●	potential for alternative product offerings to respond to local market conditions;
●	current local market economic and demographic conditions and related trends and forecasts;
●	community-specific strategies regarding speculative homes.

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

As of December 31, 2008, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These gradual increases begin in 2010, depending on the market.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of December 31, 2008, we utilized discount rates ranging from 12% to 15% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community.  A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

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

Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest is as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Capitalized interest, beginning of year	$29,212	$29,492	$16,787
Interest capitalized to inventory	9,593	18,118	24,946
Capitalized interest charged to cost of sales	(12,969)	(18,398)	(12,241)
Capitalized interest, end of year	$25,836	$29,212	$29,492

Interest incurred – continuing operations	$20,790	$33,461	$40,753

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

We also periodically enter into lot option arrangements with third-parties to whom we have sold our raw land inventory.  We evaluate these transactions in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements, and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) to determine if we should record an asset and liability at the time we sell the land and enter into the lot option contract.

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

In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Investments In Common Stock,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB Topic 5M”), the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment carrying value, and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the LLC, the timing of distributions of lots to the Company from the LLC, the projected fair value of the lots at the time of each distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of December 31, 2008, the Company used a discount rate of 15% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Property and Equipment. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	December 31,
(In thousands)	2008	2007
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	21,542	18,153
Transportation and construction equipment	10,015	22,528
Property and equipment	43,380	52,504
Accumulated depreciation	(15,648)	(16,805)
Property and equipment, net	$27,732	$35,699

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was $4.7 million, $4.6 million and $3.7 million in 2008, 2007 and 2006, respectively.

Property and equipment held for sale includes property and equipment that meets all of the following six criteria defined in SFAS 144:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In accordance with SFAS 144, the Company records property and equipment held for sale at the lower of its carrying value or fair value less costs to sell.  The Company obtained an estimate from an aircraft sale and acquisition company to determine the airplane’s fair value less costs to sell.  Based on this estimate, it was determined that the plane was impaired and a $3.3 million impairment charge was recorded for the year ending December 31, 2008.  At December 31, 2008, the airplane had a market value of $8.9 million.

Other Assets.  Other assets includes certificates of deposit of $0.2 million at both December 31, 2008 and 2007, which have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use.  The certificates of deposit will be released when there is a 95% loan-to-value on the related loans and there have been no late payments by the mortgagor in the last twelve months.  Other assets also includes non-trade receivables, notes receivable, deposits and prepaid expenses.

Other Liabilities.  Other liabilities includes taxes payable, accrued self-insurance costs, accrued warranty expenses, and various other miscellaneous accrued expenses.

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

Segment Information.  Our reportable business segments consist of Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding, and financial services.  Our homebuilding operations derive a majority of their revenue from constructing single-family homes in nine markets in the United States.  Our operations in the nine markets each individually represent an operating segment in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”).  Prior to the fourth quarter of 2006, the Company’s homebuilding operations were aggregated into a single reportable homebuilding segment due to the manner in which the operations were managed and similar economic characteristics.  During the fourth quarter of 2006, the Company’s chief operating decision makers made a decision to change how the homebuilding operations were managed and completed the implementation of a regional management structure.  Due to similar economic characteristics within the homebuilding operations, the Company has aggregated the operating segments into three regions that represent the reportable homebuilding segments.  The financial services segment generates revenue by originating and selling mortgages and by collecting fees for title and insurance services.

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

Revenue related to all other home closings initially funded by M/I Financial is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home, in accordance with

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”).

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest, real estate taxes and indirect costs; and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company’s Consolidated Statements of Operations.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).”

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

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

●	Home Builder’s Limited Warranty –warranty program, which became effective for homes closed starting with the third quarter of 2007;
●	30-year transferable structural warranty – effective for homes closed after April 25, 1998;
●	two-year limited warranty program – effective prior to the implementation of the new Home Builder’s Limited Warranty; and
●	20-year transferable structural warranty – effective for homes closed between September 1, 1989 and April 24, 1998.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation, and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2008, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $400,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $18.25 million in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $0.9 million, $3.8 million and $7.0 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2008, 2007 and 2006.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Amortization of Debt Issuance Costs.  The costs incurred in connection with the issuance of debt are being amortized over the terms of the related debt.  Unamortized debt issue costs of $3.1 million and $4.4 million are included in Other Assets at December 31, 2008 and 2007, respectively.

Advertising and Research and Development.  The Company expenses advertising and research and development costs as incurred.  The Company expensed $7.7 million, $11.1 million and $12.6 million in 2008, 2007 and 2006, respectively, for advertising expenses.  The Company expensed $1.7 million, $2.5 million and $4.7 million in 2008, 2007 and 2006, respectively, on research and development expenses.

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives.  The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), and SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”), for IRLCs entered into in 2008.  In determining fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  The fair value includes the price that the loan is expected to be sold for along with the value of servicing release premiums.  The fair value of IRLCs entered into in 2007 and before excludes the value of the servicing release premium in accordance with the applicable accounting guidance at that time.  This determines the initial fair value, which is indexed to zero at inception.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  In accordance with SFAS 133 and related Derivatives Implementation Group conclusions, gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments are designated as fair value hedges of the mortgage loans held for sale, and both the delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

Earnings Per Share.  In accordance with SFAS No. 128, “Earnings Per Share,” basic (loss) earnings per share for the twelve months ended December 31, 2008 and 2007 is computed based on the weighted average common shares outstanding during each period.  Diluted (loss) earnings per share is computed based on the weighted average common shares outstanding, along with the stock options, equity units and stock units described in Note 3 (collectively, “stock equivalent awards”) deemed outstanding during the period, plus the weighted average common shares that would be outstanding assuming the conversion of stock equivalent awards, excluding the impact of such conversions if they are anti-dilutive or would decrease the reported diluted (loss) earnings per share.  The number of anti-dilutive options that require exclusion from the computation of (loss) earnings per share is summarized in the table below.  There are no adjustments to net (loss) income necessary in the calculation of basic or diluted (loss) earnings per share.

	Year Ended December 31,
(In thousands, except per share amounts)	2008			2007			2006
	Loss	Shares	EPS	Loss	Shares	EPS	Income	Shares	EPS
Basic (loss) earnings from continuing
operations	$(245,415)			$(92,480)			$29,297
Less: preferred stock dividends	4,875			7,313			-
(Loss) income to common
shareholders from continuing operations	$(250,290)	14,016	$(17.86)	$(99,793)	13,977	$(7.14)	$29,297	13,970	$2.10

Effect of dilutive securities:
Stock options awards		-			-			71
Deferred compensation awards		-			-			127
Diluted (loss) earnings
to common shareholders from
continuing operations	$(250,290)	14,016	$(17.86)	$(99,793)	13,977	$(7.14)	$29,297	14,168	$2.07

Anti-dilutive stock equivalent awards
not included in the calculation
of diluted (loss) earnings per share		1,386			1,159			707

Profit Sharing.  The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax salary basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s Board of Directors and totaled $0.3 million, $0.2 million and $1.9 million for 2008, 2007 and 2006, respectively.

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

●	an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and
●	existing backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

●	the existence of “cumulative losses” (defined as a pre-tax cumulative loss for the business cycle – in our case, four years);
●	an expectation of being in a cumulative loss position in a future reporting period;
●	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;
●	a history of operating loss or tax credit carryforwards expiring unused; and
●	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence is commensurable with the extent to which it can be objectively verified.  We must use judgment in considering the relative impact of positive and negative evidence. Based on the evidence evaluated, in 2008, we recorded a non-cash charge of $108.6 million for a valuation allowance related to our deferred tax assets.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  We do not expect to record any additional tax benefits as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Impact of New Accounting Standards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value by clarifying the exchange price notion presented in earlier definitions and providing a framework for measuring fair value.  SFAS 157 also expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  SFAS 157, with respect to certain non-financial assets and liabilities, was effective for the Company on January 1, 2009, and the adoption of SFAS 157 did not have a material impact on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 also provides presentation and disclosure requirements that will enable users to compare similar types of assets and liabilities of different entities that have different measurement attributes.  The Company adopted SFAS 159 on January 1, 2008, and it did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the disclosure requirements in SFAS 133 regarding an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009.  The Company adopted SFAS 161 on January 1, 2009 and it did not have an impact on the consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities.”  The purpose of the FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), and FIN 46(R), are finalized and approved by the FASB.  The FSP amends SFAS 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets.  It also amends FIN 46(R) by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities.  This FSP is effective for the Company’s year ending December 31, 2008.  The FSP did not have a material effect on the Company’s consolidated financial statements.

NOTE 2.   Discontinued Operation

In December 2007, the Company sold substantially all of its West Palm Beach, Florida division to a private builder and announced it would exit this market.

In accordance with SFAS 144, results of our West Palm Beach division have been classified as a discontinued operation, and prior periods have been restated to be consistent with the December 31, 2008 presentation.  The Company’s Consolidated Balance Sheets reflect the assets and liabilities of the discontinued operation as separate line items, and the operations of its West Palm Beach division for the current and prior periods are reported in discontinued operation on the Consolidated Statements of Operations.  Discontinued operation includes revenues from our West Palm Beach division of $13.1 million, $83.8 million and $85.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  It also includes pre-tax losses of $0.1 million, $57.8 million and pre-tax income of $14.8 million for the three years ended December 31, 2008, 2007 and 2006, respectively.  During 2007, a pre-tax charge of $58.9 million relating to the impairment of inventory was charged to our West Palm Beach division.  Discontinued operation includes less than $0.1 million, $1.3 million and $0.4 million of interest expense for the years ended December 31, 2008, 2007 and 2006, respectively.  Interest expense was allocated to West Palm Beach operations based on weighted average net investment at the Company’s weighted average borrowing rate.

NOTE 3.   Stock-Based Compensation

The Company has two plans that allow for the granting of stock options, performance stock options, and stock appreciation rights, and awarding of restricted common stock to certain key officers, employees and directors.  Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company applied the provisions of FASB Staff Position FAS 123(R), “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Arrangements” to compute the beginning amount available for use in offsetting future tax deficiencies relating to stock-based compensation.

Stock Incentive Plan

As of December 31, 2008, the Company has a stock incentive plan (the 1993 Stock Incentive Plan as Amended, or the “Stock Incentive Plan”) approved by the Company’s shareholders, that includes stock options, restricted stock and stock appreciation programs, under which the maximum number of common shares that may be granted under the plan in each calendar year shall be 5% of the total issued and outstanding common shares as of the first day of each such year the plan is in effect.  Stock options are granted at the market price of the Company’s common shares at the close of business on the date of grant.  Options awarded generally vest 20% annually over five years and expire after ten years, with vesting accelerated upon the employee’s death or disability or upon a change of control of the Company.  Shares issued upon option exercise are from treasury shares.  As of December 31, 2008, 3,001 restricted common shares had been granted under the restricted stock program and there were no awards granted under the stock appreciation program.  The restricted common shares vest 33 1/3% over three years, beginning in the year of grant, with the number of equity awards that will ultimately vest being based upon certain performance conditions.

Following is a summary of stock option activity for the year ended December 31, 2008, relating to the stock options awarded under the Stock Incentive Plan.
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2007	998,350	$39.31	7.20	$48
Granted	408,500	17.66
Exercised	(5,700)	12.89
Forfeited	(209,950)	33.80
Options outstanding at December 31, 2008	1,191,200	$32.98	7.05	$41

Options vested or expected to vest at December 31, 2008	1,096,666	$33.21	6.96	$41

Options exercisable at December 31, 2008	686,816	$37.09	6.06	$41

(a)	Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the year ended December 31, 2008 was less than $0.1 million and was approximately $0.4 million during each of the years ended December 31, 2007 and 2006.

The fair value of our five-year stock options granted during the years ended December 31, 2008, 2007 and 2006 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	0.40%	0.25%	0.20%
Risk-free interest rate	2.71%	4.80%	4.35%
Expected volatility	41.98%	33.9%	34.8%
Expected term (in years)	6.2	5.0	6.5
Weighted average grant date fair value of options granted during the period	$7.61	$12.60	$17.71

The fair value of our three-year stock options granted during the years ended December 31, 2008, 2007 and 2006 was established at the date of grant using a Black-Scholes pricing model with the weighted average assumptions as follows:

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	-	0.25%	-
Risk-free interest rate	-	4.84%	-
Expected volatility	-	31.9%	-
Expected term (in years)	-	3.0	-
Weighted average grant date fair value of options granted during the period	-	$9.19	-

Following is a summary of restricted share activity for the year ended December 31, 2008, relating to the restricted shares awarded under the Stock Incentive Plan:
	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at December 31, 2007	3,001	$33.86
Grants	-	-
Vested	(998)	33.86
Forfeited	(173)	33.86
Nonvested restricted shares at December 31, 2008	1,830	$33.86

The risk-free interest rate was based upon the U.S. Treasury constant maturity rate at the date of the grant.  Expected volatility is based on an average of (1) historical volatility of the Company’s stock and (2) implied volatility from traded options on the Company’s stock.  The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted, with a maturity equal to the expected term of the stock option award granted.  The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model.  The expected life of stock option awards granted is derived from historical exercise experience under the Company’s share-based payment plans, and represents the period of time that stock option awards granted are expected to be outstanding.

Total compensation expense that has been charged against income relating to the Stock Incentive Plan was $3.0 million, $3.2 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The total income tax benefit recognized in the Consolidated Statements of Operations for this plan was $1.2 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.  There was no income tax benefit recognized in the Consolidated Statements of Operations for this plan for the year ended December 31, 2008.  As of

December 31, 2008, there was a total of $5.4 million, $0.2 million and less than $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.0 years, 1.0 years and 1.4 years for the service awards, bonus awards and performance-based awards, respectively.  SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow.  There were no excess tax benefits from stock-based payment arrangements for the year ended December 31, 2008.  For the year ended December 31, 2007, the Company’s excess tax benefits from stock-based payment arrangements were $0.1 million.

Director Equity Plan

As of December 31, 2008, the Company has the 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  The Director Equity Plan includes stock options, restricted stock, stock units and whole share programs.  The maximum number of common shares that may be granted under the plan is 200,000.  In May 2008, the Company awarded 6,000 stock units under the Director Equity Plan.  At December 31, 2008, there were 23,000 units outstanding with a value of $647.8 million.  One stock unit is the equivalent of one common share.  Stock units and the related dividends will be converted to common shares upon termination of service as a director.  The stock units granted under the Director Equity Plan vest immediately; therefore, compensation expense relating to the stock units issued in May 2008 was recognized entirely on the grant date.  The amount of expense per stock unit was equal to the $18.10 closing price of the Company’s common shares on the date of grant, resulting in expense totaling approximately $109,000 for the year ended December 31, 2008.  In 2007, the Company awarded 6,000 stock units under the Director Equity Plan, resulting in expense totaling $0.2 million for the year ended December 31, 2007.  In 2006, the Company awarded 11,000 stock units under the Director Equity Plan, resulting in expense totaling $0.4 million for the year ended December 31, 2006.

Deferred Compensation Plans

As of December 31, 2008, the Company also has an Executive Plan and a Director Plan (together the “Plans”), which provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares.  Compensation expense deferred into the Plans totaled $0.1 million, $0.8 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006.   The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.6 million, $1.4 million and $0.9 million, respectively, during the years ended December 31, 2008, 2007 and 2006.  As of December 31, 2008, there were a total of 95,782 equity units with a value of $2.4 million, outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2008, based on the closing price of the underlying common shares, was approximately $1.0 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $0.9 million as of December 31, 2008.  Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

NOTE 4.  Inventory

A summary of the Company’s inventory as of December 31, 2008 and 2007 is as follows:

	December 31,
(In thousands)	2008	2007
Single-family lots, land and land development costs	$333,651	$489,953
Land held for sale	2,804	8,523
Homes under construction	150,949	264,912
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2008 - $2,130;
December 31, 2007 - $1,236)	12,928	11,750
Community development district infrastructure	10,376	11,625
Land purchase deposits	1,070	4,431
Consolidated inventory not owned	4,251	6,135
Total inventory	$516,029	$797,329

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

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of December 31, 2008 and December 31, 2007, we had 431 homes (valued at $69.6 million) and 632 homes (valued at $117.7 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 6 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the years ended December 31, 2008, 2007 and 2006, the Company wrote off $5.3 million, $3.6 million and $5.6 million, respectively, in option deposits and pre-acquisition costs.  Refer to Note 6 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 5.   Fair Value Measurements

Effective January 1, 2008, the Company adopted and implemented SFAS 159 for its mortgage loans held for sale, and adopted SAB 109 for both mortgage loans held for sale and IRLCs.  Electing fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them.

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

SFAS 157:  (1) establishes a common definition for fair value to be applied to assets and liabilities; (2) establishes a framework for measuring fair value; and (3) expands disclosures concerning fair value measurements.  SFAS 157 gives us three measurement input levels for determining fair value, which are Level 1, Level 2, and Level 3.  Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $21.2 million and $2.1 million at December 31, 2008 and December 31, 2007, respectively.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million, and the related best-efforts contracts resulted in a liability of less than $0.1 million.  At December 31, 2007, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million, and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the years ended December 31, 2008, 2007 and 2006, we recognized $0.1 million of expense, less than $0.1 million of expense, and less than $0.1 million of income, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS 133, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At December 31, 2008 and December 31, 2007, the notional amount of the uncommitted IRLCs was $25.4 million and $34.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.8 million and $0.2 million at December 31, 2008 and December 31, 2007, respectively.  For the years ended December 31, 2008, 2007 and 2006, we recognized income of $0.6 million, $0.2 million and $0.3 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward sales of mortgage-backed securities are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  At December 31, 2008 and December 31, 2007, the notional amount under these FMBSs was $14.0 million and $37.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million at both December 31, 2008 and 2007.  For the years ended December 31, 2008, 2007 and 2006, we recognized income of less than $0.1 million, expense of $0.3 million and income of $0.3 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $13.6 million and $15.4 million at December 31, 2008 and December 31, 2007, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net asset of $0.2 million at December 31, 2008 and a net liability of less than $0.1 million at December 31, 2007 under the matched terms method of SFAS 133.  For the years ended December 31, 2008 and 2007, we recognized income of $0.2 million and less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  There was no net impact to earnings for the year ended December 31, 2006.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $23.0 million at December 31, 2008 and $43.0 million and $43.2 million, respectively, at December 31, 2007.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of December 31, 2008 and December 31, 2007, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.9 million and a liability of $0.4 million, respectively.  For both the years ended December 31, 2008 and 2007, we recognized expense of $0.5 million, and for the year ended December 31, 2006, we recognized income of $0.1 million, relating to marking these FMBSs to market.

The table below shows the level and measurement of our assets measured at fair value:

	Fair Value	Quoted Prices in Active		Significant
	Measurements	Markets for Identical	Significant Other	Unobservable
Description of Financial Instrument	December 31,	Assets	Observable Inputs	Inputs
(In thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$1,464	$-	$1,464	$-
Forward sales of mortgage-backed securities	(1,104)	-	(1,104)	-
Interest rate lock commitments	638	-	638	-
Best-efforts contracts	73	-	73	-
Total	$1,071	$-	$1,071	$-

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

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated LLCs for impairment in accordance with APB 18 and SAB Topic 5M.  When evaluating the LLCs, if the fair value of the investment is less than the investment’s carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 9.  The investment value of the LLCs that were impaired during the twelve month period ending December 31, 2008, net of impairment charges and write-offs of $24.5 million, was $11.2 million at December 31, 2008.

A summary of the Company’s valuation adjustments and write-offs for the twelve months ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Impairment of operating communities:
Midwest	$44,359	$6,600	$17,747
Florida	14,770	22,985	1,366
Mid-Atlantic	30,225	33,691	33,670
Total impairment of operating communities (a)	$89,354	$63,276	$52,783
Impairment of future communities:
Midwest	$1,524	$1,527	$1,077
Florida	4,380	12,619	1,375
Mid-Atlantic	-	6,923	7,604
Total impairment of future communities (a)	$5,904	$21,069	$10,056
Impairment of land held for sale:
Midwest	$8,727	$-	$1,921
Florida	24,554	37,701	-
Mid-Atlantic	309	13,206	-
Total impairment of land held for sale (a)	$33,590	$50,907	$1,921
Option deposits and pre-acquisition costs write-offs:
Midwest	$311	$676	$3,713
Florida (b)	162	1,840	1,208
Mid-Atlantic	4,839	1,096	632
Total option deposits and pre-acquisition costs write-offs (c)	$5,312	$3,612	$5,553
Impairment of investments in unconsolidated LLCs:
Midwest	$1,413	$-	$562
Florida	23,039	13,125	1,878
Mid-Atlantic	-	-	-
Total impairment of investments in unconsolidated LLCs (a)	$24,452	$13,125	$2,440

Total impairments and write-offs of option deposits and
pre-acquisition costs (d)	$158,612	$151,989	$72,753

(a) Amounts are recorded within Impairment of Inventory and Investment in Unconsolidated Limited Liability Companies in the Company’s Consolidated Statements of Operations.

(b) Includes the Company’s $0.8 million share of the write-off of an option deposit in 2007 that is included in Equity in Undistributed Loss of Limited Liability Companies in the Company’s Consolidated Statement of Cash Flows.

(c) Amounts are recorded within General and Administrative Expense in the Company’s Consolidated Statement of Operations.

(d)  Total impairment excludes impairment of our West Palm Beach, Florida division of $58.9 million and $6.0 million for the years ended December 31, 2007 and 2006, respectively, which are included in discontinued operation.

The carrying value of the communities included in current communities, future communities and land held for sale that were impaired during the twelve month period ending December 31, 2008, net of impairment charges and write-offs of $134.2 million, was $264.0 million at December 31, 2008.

NOTE 7.  Goodwill and Intangible Assets

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

NOTE 8.  Transactions with Related Parties

During 2007, the Company sold land for approximately $0.8 million to an entity owned by an employee of the Company.  This transaction was ratified by the independent members of the Board of Directors.  There was no land sold in 2008 or 2006.

The Company made payments in the normal course of business totaling $2.2 million, $7.3 million and $4.5 million during 2008, 2007 and 2006, respectively, to certain construction subcontractors and vendors who are related parties for work performed in the construction of certain of our homes.  The Company also leased model homes, community sales offices and an administrative office from various related parties, and made payments totaling approximately $0.1 million during 2008 and $0.3 million during both 2007 and 2006 for the use of the homes as sales models and the use of the community sales and administrative offices in our operations.

The Company made a contribution of $0.5 million in 2006 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.  No contributions were made during 2008 or 2007.

The Company had receivables totaling $0.7 million at December 31, 2008 and 2007 due from executive officers, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.  The receivables are recorded in Other Assets on the Consolidated Balance Sheets.

NOTE 9.  Investment in Unconsolidated Limited Liability Companies

At December 31, 2008, the Company had interests ranging from 33% to 50% in LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these LLCs has outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In one of these LLCs, the Company and its partner in the entity have provided the lender with environmental indemnifications and a guarantee of the completion of land development, a loan maintenance and limited payment guaranty and guarantees of minimum net worth levels of one of the Company’s subsidiaries as more fully described in Note 10 below.  The Company’s maximum exposure related to its investment in these entities as of December 31, 2008 is the amount invested of $13.1 million plus letters of credit and bonds totaling $2.0 million and the estimated possible future obligation of $11.7 million under the guarantees and indemnifications discussed in Note 10 below.  Included in the Company’s investment in LLCs at December 31, 2008 and 2007 are $0.6 million and $2.0 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.  The Company received distributions of developed lots at cost totaling $10.0 million, $7.9 million, and $16.6 million in 2008, 2007 and 2006, respectively.

In accordance with APB Opinion 18 and SEC SAB Topic 5.M, the Company evaluates its investment in unconsolidated LLCs for potential impairment.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.  During the year ended December 31, 2008, the Company recorded $24.5 million of impairment of its investment in unconsolidated LLCs.

Summarized condensed combined financial information for the LLCs that are included in the homebuilding segments as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 is as follows:

	December 31,
(In thousands)	2008	2007
Assets:
Single-family lots, land and land development costs	$41,255	$165,646
Other assets	1,829	3,989
Total assets	$43,084	$169,635
Liabilities and partners’ equity:
Liabilities:
Notes payable	$11,678	$71,490
Other liabilities	687	8,429
Total liabilities	12,365	79,919
Partners’ equity:
Company’s equity	13,130	40,343
Other equity	17,589	49,373
Total partners’ equity	30,719	89,716
Total liabilities and partners’ equity	$43,084	$169,635

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Revenue	$2,417	$1,081	$275
Costs and expenses	16,143	2,713	301
Loss	$(13,726)	$(1,632)	$(26)

The Company’s total equity in the loss relating to the above homebuilding LLCs was approximately $0.1 million, $0.9 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 10.  Guarantees and Indemnities

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

Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year-Ended December 31,
(In thousands)	2008	2007	2006
Warranty accruals, beginning of year	$12,006	$14,095	$13,940
Warranty expense on homes delivered during the period	4,791	7,709	9,899
Changes in estimates for pre-existing warranties	1,279	18	(272)
Settlements made during the period	(8,558)	(9,816)	(9,472)
Warranty accruals, end of year	$9,518	$12,006	$14,095

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $64.4 million and $174.8 million were covered under the above guarantee as of December 31, 2008 and 2007, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantee on the above loans was deferred at December 31, 2007, and will be recognized in income as M/I Financial is released from its obligation under the guarantee.  M/I Financial did not repurchase any loans under the above agreements in 2008 or 2007, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these loans indemnified by M/I Financial was approximately $2.8 million and $2.4 million as of December 31, 2008 and 2007, respectively.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectibility of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.5 million and $1.9 million at December 31, 2008 and 2007, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third-party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided an environmental indemnification, a loan maintenance and limited payment guaranty and a minimum net worth guarantee of one of the Company’s subsidiaries in connection with outside financing provided by a lender to one of our 50% owned LLCs.  Under the environmental indemnification, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third-party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of December 31, 2008, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $11.7 million.  Under the above guarantees and indemnifications, the LLC operating agreement provides recourse against our LLC partner for 50% of any actual liability associated with the environmental indemnification, land development completion guarantee and the loan maintenance and limited payment guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $1.9 million and $2.3 million at December 31, 2008 and 2007, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 11.  Commitments and Contingencies

At December 31, 2008, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 566 homes with an aggregate sales price of approximately $139.5 million.  Based on our current housing gross margin of 7.0%, excluding the charge for impairment of inventory, less variable selling costs of 4.2% of revenue, less payments to date on homes in backlog of $68.0 million, we estimate payments totaling approximately $67.5 million to be made in 2009 relating to those homes.  At December 31, 2008, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $45.6 million.  Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At December 31, 2008, the Company had outstanding $80.1 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016.  Included in this total are: (1) $37.8 million of performance and maintenance bonds and $25.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.9 million share of our LLCs’ letters of credit and bonds); (2) $11.3 million of financial letters of credit, of which $3.7 million represent deposits on land and lot purchase agreements and (3) $5.8 million of financial bonds.

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

NOTE 12.  Lease Commitments

Operating Leases.  The Company leases various office facilities, automobiles, model furnishings, and model homes under operating leases with remaining terms of one to six years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  The Company records the sale of the home at the time of the home closing, and defers profit on the sale, which is subsequently recognized over the lease term, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” and SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases-an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11.”

At December 31, 2008, the future minimum rental commitments totaled $14.8 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2009 - $4.2 million; 2010 - $3.1 million; 2011 - $2.8 million; 2012 - $2.5 million; 2013 - $1.0 million; and $1.2 million thereafter.  The Company’s total rental expense was $9.7 million, $14.8, million and $12.7 million for 2008, 2007 and 2006, respectively.

NOTE  13.  Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of December 31, 2008:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
7/15/2004	12/1/2022	6.00%	$4,374
7/15/2004	12/1/2036	6.25%	10,060
5/1/2004	5/1/2035	6.00%	9,135
3/15/2007	5/1/2037	5.20%	7,005
Total CDD bond obligations issued and outstanding as of December 31, 2008			$30,574

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded a $10.4 million liability related to these CDD bond obligations as of December 31, 2008, along with the related inventory infrastructure.

In addition, at December 31, 2008, the Company had outstanding a $0.7 million CDD bond obligation in connection with the purchase of land.  This obligation bears interest at a rate of 5.5% and matures November 1, 2010.  As lots are closed to third parties, the Company will repay the CDD bond obligation associated with each lot.

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

As of December 31, 2008 and 2007, the Company had recorded $4.3 million and $6.1 million, respectively, within Inventory on the Consolidated Balance Sheet, representing the fair value of land under contract.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheet.

NOTE 15.  Property and Equipment

In 2008, the Company exchanged its airplane for an airplane of lesser value plus $9.5 million of cash consideration.  The transaction was with an unrelated party.  The transaction was accounted for as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended.  In accordance with APB Opinion No. 29, as amended, “Nonmonetary Transactions,” Emerging Issues Task Force (“EITF”) Issue 01-2, “Interpretation of APB Opinion No. 29,” and SFAS No. 153, “Exchanges of Non-Monetary Assets – An Amendment of APB

Opinion No. 29,” a gain of $5.6 million was recorded in Other Income on the Company’s Consolidated Statements of Operations.  At December 31, 2008, the airplane, valued at $8.9 million, was classified as held for sale within Property and Equipment on the Consolidated Balance sheet as the Company anticipates selling it in 2009.  See Note 1 for held for sale requirements.

The Company assesses property and equipment for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  The Company received a fair value assessment from an aircraft sale and acquisition company and based on that assessment, at December 31, 2008, we recorded a loss of $3.3 million for impairment of the airplane.

NOTE 16.  Note Receivable

On December 22, 2006, in connection with the sale of certain property to a developer, the Company received a promissory note in the amount of $6.1 million bearing interest at 4.91% per annum, secured by the related property. Interest payments under the note are due semiannually, with the unpaid principal balance and any unpaid accrued interest due on December 1, 2009.  The developer failed to fund the latest interest payment causing the Company to evaluate the fair value of this note receivable based on the value of the underlying security.  The Company has recorded a $1.3 million allowance against this note receivable.

NOTE 17.  Notes Payable Banks

In January 2009, we entered into the Third Amendment to the Second Amended and Restated Credit Facility dated October 6, 2006 (the “Credit Facility”) to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; (2) require secured borrowings  based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein; (3) provide for $65 million of availability during the Initial Period (to July 20, 2009)  with three 1-month extension options;  however, during the Initial Period, requires that any cash in excess of $25 million be designated as collateral; (4) redefine consolidated tangible net worth as equal to or exceeding (i) $100 million plus (ii) fifty percent (50%) of Consolidated Earnings (without deduction for losses and excluding the effect of any decrease in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after December 31, 2008 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero; plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after December 31, 2008; (5) require the permitted leverage ratio not to exceed 2.00x; (6) increase the percentage of speculative units allowed based on the latest six and twelve month closings; (7) increase the limitations on joint venture investments and extensions of credit in connection with the sale of land; and (8) increase the pricing provisions.

Under the Third Amendment to the Credit Facility, borrowing availability is $29.3 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are secured and are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.  At December 31, 2008, the Company’s homebuilding operations had financial letters of credit totaling $11.3 million, performance letters of credit totaling $24.4 million, and no borrowings outstanding under the Credit Facility.

The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of December 31, 2008, our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $229.9 million.  As of December 31, 2008, the Company was in compliance with all restrictive covenants of the Credit Facility as amended on January 15, 2009.

On May 22, 2008, M/I Financial entered into a secured credit agreement (“MIF Credit Agreement”) with a financial institution.  This agreement replaced M/I Financial’s previous credit facility that expired on May 30, 2008.

The MIF Credit Agreement provides M/I Financial with $30.0 million maximum borrowing availability, with an additional $10.0 million of availability from December 15, 2008 through January 15, 2009.  The MIF Credit Agreement, which expires on May 21, 2009, is secured by certain mortgage loans.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  As of the end of each fiscal quarter, M/I Financial must have tangible net worth of at least $9.0 million, and adjusted tangible net worth (tangible net worth less the outstanding amount of intercompany loans) of no less than $7.0 million.  The ratio of total liabilities to adjusted tangible net worth shall never be more than 10.0 to 1.0.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of LIBOR plus 1.35%.

At December 31, 2008, we had $0.4 million of availability under the MIF Credit Agreement.  As of December 31, 2008, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

NOTE 18.  Mortgage Notes Payable

As of December 31, 2008 and 2007, the Company had outstanding a building mortgage note payable in the principal amount of $6.4 million and $6.7 million, respectively, with a fixed interest rate of 8.117% and a maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2008 and 2007.

NOTE 19.  Notes Payable Other

On April 4, 2008, the Company entered into a loan agreement with a financial institution which is collateralized by the Company’s aircraft that was exchanged in the first quarter of 2008.  This $10.2 million promissory note bears interest at LIBOR plus 2.25% and is due April 2015.  The balance of the note at December 31, 2008 was $9.9 million.

NOTE 20.  Senior Notes

As of December 31, 2008, we had $200 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of our senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At December 31, 2008, our restricted payments basket was ($146.8) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.

NOTE 21.  Universal Shelf Registration

On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.  No debt or equity securities have been offered for sale under this universal shelf registration statement as of December 31, 2008.

NOTE 22.  Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 non-cumulative preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 Preferred Shares in the aggregate (the “Preferred Shares”).  The aggregate liquidation value of the Preferred Shares is $100 million.  As of December 31, 2008, total dividends paid on Preferred Shares in 2008 were approximately $4.9 million.

As discussed in Note 20, the indenture governing our senior notes contains a provision that restricts the payment of dividends when the calculation of the “consolidated restricted payments basket,” as defined therein, falls below zero.  At December 31, 2008, the restricted payments basket was $(146.8) million and, therefore, we are currently restricted from making any further dividend payments on our Preferred Shares.  We will continue to be restricted from paying dividends until such time as the restricted payments basket has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

NOTE 23.  Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Federal	$26,448	$(48,955)	$12,309
State and local	3,843	(9,441)	3,700
Total	$30,291	$(58,396)	$16,009

	Year Ended December 31,
(In thousands)	2008	2007	2006
Current	$(37,576)	$(31,585)	$46,085
Deferred	67,867	(26,811)	(30,076)
Total	$30,291	$(58,396)	$16,009

For the years ended December 31, 2008, 2007, and 2006, the Company’s effective tax rate was (14.1%), 38.7%, and 35.3%, respectively. The negative tax rate in 2008 is due primarily to the valuation allowance required on our deferred tax assets.  The American Jobs Creation Act of 2004 introduced a special 3% tax deduction under Internal Revenue Code Section 199, “Income Attributable to Domestic Production Activities” (“Section 199”).  In 2006, this Section 199 deduction was accounted for as a permanent difference and reduced current federal income tax expense.  In 2007 and 2008, this item reduced the current federal income tax benefit as the carryback of the 2007 and 2008 federal taxable losses decreased the benefit originally claimed in the 2005 and 2006 federal tax returns.  A change in the State of Ohio’s tax laws, which phases out the Ohio income tax and replaces it with a gross receipts tax, and the settlement of certain state tax-related items also reduced our effective rate in 2006.  Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Federal taxes at statutory rate	$(75,312)	$(52,807)	$15,857
State and local taxes – net of federal tax benefit	2,498	(6,137)	2,405
Change in FIN 48 reserve	(1,469)	(641)	-
Manufacturing credit	(1,269)	1,519	(1,354)
Change in valuation allowance	108,608	250	-
Other	(2,765)	(580)	(899)
Total	$30,291	$(58,396)	$16,009

The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2005.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The implementation of FIN 48 did not result in any change by the Company of its liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In thousands)
Balance at January 1, 2008	$6,146
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	471
Reductions for tax positions of prior years	(827)
Settlements	(1,113)
Balance at December 31, 2008	$4,677

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The Company recognized $0.5 million in interest and penalty charges in 2008, $0.2 million in 2007 and $0.5 million in 2006.  The Company had approximately $2.0 million for both the payment of interest and the payment of penalties accrued at both December 31, 2008, and 2007.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months.  The possible decrease could result from the finalization of the Company’s various state income tax audits.  State income tax audits are primarily concerned with apportionment-related issues.  The estimated range of the reasonably possible decrease spans from a zero decrease to a decrease of $1.1 million related to lapse in statutes.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:
	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Warranty, insurance and other accruals	$12,177	$18,231
Inventory	61,493	49,188
State taxes	27	20
Net operating loss carryforward	35,893	5,500
Deferred charges	2,126	2,431
Total deferred tax assets	111,716	75,370
Deferred tax liabilities:
Depreciation	2,421	6,732
Prepaid expenses	437	521
Total deferred tax liabilities	2,858	7,253
Less valuation allowance	108,858	250
Net deferred tax asset	$-	$67,867

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  These assets were largely generated as a result of inventory impairments that the Company incurred in 2006, 2007 and 2008.  If, for some reason, the combination of future years’ income (or loss), combined with the reversal of the timing differences, results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  Given the continued downturn in the homebuilding industry during 2008, we are now in a four-year cumulative pre-tax loss position during the years 2005 through 2008.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, during 2008, the Company recorded a valuation allowance of $108.6 million against its deferred tax assets, $22.1 million of which relates to beginning of the year deferred tax assets and $86.5 million of which relates to deferred tax assets that arose in 2008 as a result of 2008 operating activities.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At December 31, 2008, the Company had a $39.5 million income tax receivable primarily relating to the estimated cash refund to be realized upon the carryback of our current net taxable operating loss to 2006.  At December 31, 2008, the Company had a Federal net operating loss (“NOL”) carryback of approximately $120.8 million and a federal NOL carryforward of approximately $56.9 million.  This Federal carryforward benefit will begin to expire in 2029.  The Company also had state NOL benefits of $8.5 million.  These state carryforward benefits will begin to expire in 2022.   The amount of taxable income that needs to be generated by the Company in order to realize our gross deferred tax assets is $292.2 million.

NOTE 24.  Financial Instruments

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2008 and 2007.  SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including cash in escrow	$39,176	$39,176	$22,745	$22,745
Mortgage loans held for sale	37,772	37,772	54,127	54,127
Other assets	14,282	13,813	18,516	24,745
Notes receivable	5,000	5,356	12,528	12,321
Commitments to extend real estate loans	638	638	226	226
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	73	73	-	-
Forward sale of mortgage-backed securities	-	-	-	-
Liabilities:
Notes payable - banks	35,078	35,078	155,400	155,400
Mortgage notes payable	6,442	9,819	6,703	7,055
Notes payable - other	9,857	9,857
Senior notes	199,168	105,000	198,912	163,000
Commitments to extend real estate loans	-	-	-	-
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	-	-	107	107
Forward sale of mortgage-backed securities	1,104	1,104	617	617
Other liabilities	54,183	54,183	57,749	57,749
Off-Balance Sheet Financial Instruments:
Letters of credit	-	727	-	551

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2008 and 2007:

Cash, Cash Held in Escrow and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Notes Payable - Other and Senior Notes.  The fair value of these financial instruments was determined based upon market quotes at December 31, 2008 and 2007.  The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation.  The inputs were adjusted to account for the condition of the asset or liability.

Other Assets and Notes Receivable.  The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts.

Notes Payable - Banks.  The interest rate currently available to the Company fluctuates with the Alternate Base Rate or Eurodollar Rate (for the Credit Facility) or LIBOR (for the MIF Credit Facility), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable.  The estimated fair value was determined by calculating the present value of the future cash flows.

Letters of Credit.  Letters of credit and outstanding completion bonds of $80.1 million and $134.2 million represent potential commitments at December 31, 2008 and 2007, respectively.  The letters of credit generally expire within one or two years.  The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 25.  Business Segments

In conformity with SFAS 131, the Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our nine individual homebuilding operating segments and the results of the financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments in accordance with SFAS 131 as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding, and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics, and therefore meet the aggregation criteria in SFAS 131.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana		Raleigh, North Carolina
Chicago, Illinois

The financial services operations include the origination and sale of mortgage loans and title and insurance agency services for purchasers of the Company’s homes.

The chief operating decision makers utilize operating income (loss), defined as income (loss) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the years ended December 31, 2008, 2007 and 2006 is presented below:
	Years Ended
(In thousands)	2008	2007	2006
Revenue:
Midwest homebuilding	$232,715	$358,441	$493,156
Florida homebuilding	151,643	312,930	496,998
Mid-Atlantic homebuilding	202,038	326,451	260,059
Other homebuilding – unallocated (a)	7,131	(424)	647
Financial services	14,132	19,062	27,125
Intercompany eliminations	-	-	(3,840)
Total revenue	$607,659	$1,016,460	$1,274,145

Operating (loss) income:
Midwest homebuilding (b)	$(73,073)	$(10,377)	$897
Florida homebuilding (b)	(71,864)	(63,117)	100,390
Mid-Atlantic homebuilding (b)	(41,491)	(43,547)	(21,955)
Other homebuilding – unallocated (a)	503	386	156
Financial services	6,010	8,517	15,816
Less: Corporate selling, general and administrative expense (c)	(29,567)	(27,395)	(34,191)
Total operating (loss) income	$(209,482)	$(135,533)	$61,113

Interest expense:
Midwest homebuilding	$5,197	$4,788	$6,408
Florida homebuilding	2,335	5,877	4,609
Mid-Atlantic homebuilding	3,209	3,815	4,384
Financial services	456	636	406
Corporate	-	227	-
Total interest expense	$11,197	$15,343	$15,807

Other income (d)	$5,555	-	-
(Loss) income from continuing operations before income taxes	$(215,124)	$(150,876)	$45,306

Assets:
Midwest homebuilding	$242,066	$354,220	$432,572
Florida homebuilding	121,587	241,603	426,806
Mid-Atlantic homebuilding	185,268	276,887	349,929
Financial services	60,992	62,411	61,145
Corporate	83,375	167,926	110,661
Assets of discontinued operation	-	14,598	95,966
Total assets	$693,288	$1,117,645	$1,477,079

Investment in unconsolidated LLCs:
Midwest homebuilding	$6,359	$15,705	$17,570
Florida homebuilding	6,771	24,638	32,078
Mid-Atlantic homebuilding	-	-	-
Financial services	-	-	-
Total investment in unconsolidated LLCs	$13,130	$40,343	$49,648

Depreciation and amortization:
Midwest homebuilding	$336	$543	$182
Florida homebuilding	1,288	1,603	1,689
Mid-Atlantic homebuilding	1,028	849	244
Financial services	471	498	383
Corporate	4,631	4,495	4,229
Total depreciation and amortization	$7,754	$7,988	$6,727

a) Other homebuilding – unallocated consists of the net impact in the period due to timing of homes delivered with low down-payment loans (buyers put less than 5% down) funded by the Company’s financial services operations not yet sold to a third party.  In accordance with SFAS 66 and SFAS 140, recognition of such revenue must be deferred until the related loan is sold to a third party.  Refer to the Revenue Recognition policy described in Note 1 for further discussion.

(b) The years ending December 31, 2008, 2007 and 2006 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $158.6 million, $152.0 million and $72.7 million, respectively.  These charges reduced operating income by $56.3 million, $8.8 million and $25.0 million in the Midwest region; $66.9 million, $88.3 million, and $5.8 million in the Florida region; and $35.4 million, $54.9 million, and $41.9 million in the Mid-Atlantic region, respectively.

(c) The years ending December 31, 2008, 2007 and 2006 include the impact of severance charges of $3.3 million, $5.4 million and $7.0 million, respectively.  The year ended December 31, 2008 also includes charges of  $3.3 million for corporate asset impairments.  The year ended December 31, 2007 also includes the write-off of $5.2 million of intangibles.

(d) Other income is comprised of the gain recognized on the exchange of the Company’s airplane.

NOTE 27.  Supplementary Financial Data (Unaudited)

The following tables set forth our selected consolidated financial and operating data for the periods indicated.  These tables should be read together with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
(In thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$150,187	$160,385	$141,002	$156,085
Gross margin (a)	$(35,832)	$(24,280)	$(21,103)	$3,410
Net loss from continuing operations (b)	$(75,360)	$(58,655)	$(91,250)	$(20,150)
Discontinued operation, net of tax (c)	$-	$-	$(413)	$380
Net loss	$(75,360)	$(58,655)	$(91,663)	$(19,770)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
(Dollars in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$340,460	$232,983	$226,448	$216,569
Gross margin (a)	$(20,388)	$20,858	$(10,226)	$45,243
Net (loss) income from continuing operations (b)	$(42,315)	$(16,805)	$(35,431)	$2,071
Discontinued operation, net of tax (c)	$(26,145)	$(4,912)	$(4,748)	$159
Net (loss) income	$(68,460)	$(21,717)	$(40,179)	$2,230

(a)
First, second, third and fourth quarters of 2008 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs of $21.1 million, $39.9 million, $43.1 million and $49.2 million, respectively.  First, second, third and fourth quarters of 2007 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs of $1.2 million, $58.2 million, $24.2 million and $64.8 million, respectively.

(b)
First, second, third and fourth quarters of 2008 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $22.3 million, $39.9 million, $43.5 million and $52.9 million, respectively.  First, second, third and fourth quarters of 2007 include the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs, the write-off of land deposits and pre-acquisition costs and the write-off of goodwill and intangible assets of $1.4 million, $39.8 million, $15.4 million and $40.4 million, respectively.

(c)
There were no charges relating to the impairment of inventory and investment in unconsolidated LLCs, write-offs of land deposits and pre-acquisition costs or the write-off of goodwill and intangible assets included in discontinued operation in 2008 or for the first quarter of 2007.  Discontinued operation for the second, third and fourth quarters of 2007 includes the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs, write-offs of land deposits and pre-acquisition costs and the write-off of goodwill and intangible assets of $4.9 million, $5.0 million and $26.3 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed by the Company's management, with the participation of the Company’s principal executive officer and principal financial officer, as contemplated by Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 84 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During 2008, certain changes in responsibility for performing internal control procedures occurred as a result of various workforce reductions.  Management, with the participation of the principal executive officer and principal financial officer, has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal controls over financial reporting during the period of change.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 24, 2009

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
   RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 with respect to the common shares issuable under the Company’s equity compensation plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,216,182	$32.98	468,436
Equity compensation plans not approved by shareholders (2)	95,782	-	675,237
Total	1,311,964	$32.98	1,143,673

(1) Consists of the Company’s 1993 Stock Incentive Plan as Amended (1,191,200 outstanding stock options) and the Company’s 2006 Director Equity Incentive Plan (23,153 outstanding stock units).  The weighted average exercise price relates to the stock options granted under the 1993 Stock Incentive Plan as Amended.  The stock units granted under the 2006 Director Equity Incentive Plan are “full value awards” that were issued at an average unit price of $27.98, and will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.  There are 176,847 common shares remaining available for future issuance under this plan.  Pursuant to the terms of the 1993 Stock Incentive Plan as Amended, the maximum number of common shares in respect of which awards may be granted under the plan in each calendar year is five percent of the total outstanding common shares as of the first day of each such calendar year.  Refer to Note 3 of the Company’s Consolidated Financial Statements for further discussion of these plans.

(2) Consists of the Company’s Director Deferred Compensation Plan and the Company’s Executives’ Deferred Compensation Plan.  The average unit price of the outstanding “phantom stock” units is $25.38.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into phantom stock units which will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.  Refer to Note 3 of the Company’s Consolidated Financial Statements for further discussion of these plans.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
    INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(1) The following financial statements are contained in Item 8:
		Page in
		this
	Financial Statements	Report

	Report of Independent Registered Public Accounting Firm	51
	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	52
	Consolidated Balance Sheets as of December 31, 2008 and 2007	53
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007
	and 2006	54
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	55
	Notes to Consolidated Financial Statements	56-82

(2)	Financial Statement Schedules:

	None required.

(3)	Exhibits:

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

4.3
Registration Rights Agreement dated as of March 24, 2005, among the Company, the Guarantors listed on the signature page thereof and the Initial Purchasers listed on the signature page thereof, incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated as of March 24, 2005.

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

10.11	Second Amendment to Second Amended and Restated Credit Agreement dated March 27, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2008.

10.12
Third Amendment to Second Amended and Restated Credit Agreement, dated January 15, 2009 incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2009.

10.13
Collateral Agreement made by M/I Homes, Inc., and certain of its subsidiaries in favor of PNC Bank, Nation Association, as Collateral Agent dated as of January 15, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2009.

10.14
First Amended and Restated Revolving Credit Agreement Among M/I Financial, Corp. and M/I Homes, Inc., as the Borrowers, and Guaranty Bank, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2006.

10.15
First Amendment to First Amended and Restated Revolving Credit Agreement effective as of November 13, 2006, by and among M/I Financial Corp., the Company and Guaranty Bank, hereby incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.16
Second Amendment to First Amended and Restated Revolving Credit Agreement effective as of April 27, 2007 by and among M/I Financial Corp., the Company and Guaranty Bank, hereby incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.17
Third Amendment to First Amended and Restated Revolving Credit Agreement effective as of August 8, 2007 by and among M/I Financial Corp., the Company and Guaranty Bank, hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2007.

10.18
Fourth Amendment to First Amended and Restated Revolving Credit Agreement effective as of April 18, 2008 by and among M/I Financial Corp, the Company and Guaranty Bank, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.19
Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and Guaranty Bank, as administrative agent dated May 2, 2008, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.20*
M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated April 22, 1999, hereby incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.21*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.22*
Second Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.23*
Third Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated April 27, 2006, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.24*
Fourth Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan, as amended, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.25
Form of M/I Homes, Inc. 2006 Director Equity Incentive Plan Stock Units Award Agreements, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on August 21, 2006.

10.26
M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.27
M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.28*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.29*
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

10.30*
Change of Control Agreement between the Company and Robert H. Schottenstein dated July 3, 2008, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.31*
Change of Control Agreement between the Company and Phillip G. Creek dated July 3, 2008, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.32*
Change of Control Agreement between the Company and J. Thomas Mason dated July 3, 2008, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.33*	M/I Homes, Inc. 2004 Executive Officers Compensation Plan, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.34*	M/I Homes, Inc. President’s Circle Bonus Pool Plan, hereby incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated February 13, 2006.

10.35*
Form of 2008 Award Formulas and Performance Goals Under the 2004 Executive Officer Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008.

10.36*
Form of Performance-Based Restricted Stock Award Agreement Under the 1993 Stock Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.37*
Form of Performance-Based Stock Option Award Agreement Under the 1993 Stock Incentive Plan as Amended, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2007.

10.38
Agreement for Purchase and Sale, dated as of December 21, 2007, by and between M/I Homes of West Palm Beach, LLC, as seller, and KLP East LLC, as purchaser, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.39
Amendment to Agreement for Purchase and Sale, dated as of December 27, 2007, by and between M/I Homes of West Palm Beach, LLC, as seller, and KLP East LLC, as purchaser, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(c) Financial Statement Schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 25th day of February 2009.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2009.

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