Form 10-Q
period 2009-03-31
M I HOMES INC
filed 2009-05-01
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
Common shares, par value $.01 per share: 14,034,636 shares outstanding as of April 27, 2009

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2009 (Unaudited) and
		December 31, 2008	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three Months Ended March 31, 2009 and 2008	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Three Months Ended March 31, 2009	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2009 and 2008	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	41

	Item 1A.	Risk Factors	41

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 3.	Defaults Upon Senior Securities	42

	Item 4.	Submission of Matters to a Vote of Security Holders	42

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signatures			44

Exhibit Index			45

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
(In thousands, except par values)	(Unaudited)

ASSETS:
Cash	$28,627	$32,518
Restricted cash	36,722	6,658
Mortgage loans held for sale	27,472	37,772
Inventory	497,776	516,029
Property and equipment - net	20,748	27,732
Investment in unconsolidated limited liability companies	8,338	13,130
Income tax receivable	3,067	39,456
Other assets	18,726	19,993
TOTAL ASSETS	$641,476	$693,288

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$34,898	$27,542
Customer deposits	4,157	3,506
Other liabilities	59,761	62,049
Community development district obligations	9,975	11,035
Obligation for consolidated inventory not owned	1,004	5,549
Note payable bank - financial services operations	20,430	35,078
Note payable – other	6,374	16,300
Senior notes – net of discount of $768 and $832, respectively, at March 31, 2009
and December 31, 2008	199,232	199,168
TOTAL LIABILITIES	335,831	360,227

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 17,626,123 shares	176	176
Additional paid-in capital	82,652	82,146
Retained earnings	197,827	225,956
Treasury shares – at cost – 3,591,708 and 3,602,141 shares, respectively, at
March 31, 2009 and December 31, 2008	(71,335)	(71,542)
TOTAL SHAREHOLDERS’ EQUITY	305,645	333,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$641,476	$693,288

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$96,149	$156,085
Costs, expenses and other income:
Land and housing	87,915	131,568
Impairment of inventory and investment in unconsolidated LLCs	10,946	21,107
General and administrative	12,002	17,558
Selling	9,109	13,726
Interest	3,196	4,439
Other loss (income)	941	(5,555)
Total costs, expenses and other loss (income)	124,109	182,843

Loss before income taxes	(27,960)	(26,758)

Provision (benefit) for income taxes	169	(6,608)

Loss from continuing operations	(28,129)	(20,150)

Discontinued operation, net of tax	-	380

Net loss	(28,129)	(19,770)

Preferred dividends	-	2,437

Net loss to common shareholders	$(28,129)	$(22,207)

Earnings per common share:
Basic:
Loss from continuing operations	$(2.01)	$(1.61)
Earnings from discontinued operation	$-	$0.03
Basic loss	$(2.01)	$(1.58)
Diluted:
Loss from continuing operations	$(2.01)	$(1.61)
Earnings from discontinued operation	$-	$0.03
Diluted loss	$(2.01)	$(1.58)

Weighted average shares outstanding:
Basic	14,027	14,007
Diluted	14,027	14,007

Dividends per common share	$-	$0.025

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2009
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(In thousands)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2008	4,000	$96,325	14,023,982	$176	$82,146	$225,956	$(71,542)	$333,061
Net loss	-	-	-	-	-	(28,129)	-	(28,129)
Income tax benefit from stock options and
deferred compensation distributions	-	-	-	-	(127)	-	-	(127)
Stock-based compensation expense	-	-	-	-	753	-	-	753
Deferral of executive and director
compensation	-	-	-	-	87	-	-	87
Executive and director deferred
compensation distributions	-	-	10,433	-	(207)	-	207	-
Balance at March 31, 2009	4,000	$96,325	14,034,415	$176	$82,652	$197,827	$(71,335)	$305,645

     See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(28,129)		$(19,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	5,724		18,563
Impairment of investment in unconsolidated limited liability companies	5,254		3,748
Mortgage loan originations	(72,962)		(84,122)
Proceeds from the sale of mortgage loans	82,450		113,046
Fair value adjustment of mortgage loans held for sale	812		(1,355)
Net loss (gain) from property disposals	941		(5,532)
Bad debt expense	74		-
Depreciation	1,320		1,323
Amortization of intangibles, debt discount and debt issue costs	628		398
Stock-based compensation expense	753		825
Deferred income tax expense	-		10,411
Income tax receivable	36,389		33,426
Excess tax benefits from stock-based payment arrangements	127		92
Equity in undistributed loss of limited liability companies	(13)		13
Write-off of unamortized debt discount and financing costs	554		1,059
Change in assets and liabilities:
Cash held in escrow	4,517		9,637
Inventory	7,259		42,840
Other assets	2,197		5,798
Accounts payable	7,356		(14,280)
Customer deposits	651		(1,455)
Accrued compensation	(5,297)		(6,751)
Other liabilities	3,034		(9,162)
Net cash provided by operating activities	53,639		98,752

INVESTING ACTIVITIES:
Restricted cash	(34,581)		-
Purchase of property and equipment	(2,829)		(3)
Proceeds from the sale of property	7,878		9,454
Investment in unconsolidated limited liability companies	(450)		(2,074)
Return of investment from unconsolidated limited liability companies	-		357
Net cash (used in) provided by investing activities	(29,982)		7,734

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(14,648)		(102,200)
Principal repayments of notes payable other and community
development district bond obligations	(10,586)		(134)
Debt issue costs	(2,122)		(922)
Payments on capital lease obligations	(65)		(246)
Dividends paid	-		(2,791)
Proceeds from exercise of stock options	-		8
Excess tax benefits from stock-based payment arrangements	(127)		(92)
Net cash used in financing activities	(27,548)		(106,377)
Net (decrease) increase in cash	(3,891)		109
Cash balance at beginning of period	32,518		1,506
Cash balance at end of period	28,627		1,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$608		$(573)
Income taxes	$32	S	304

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(400)		$(63)
Consolidated inventory not owned	$(4,545)		$(20)
Distribution of single-family lots from unconsolidated limited liability companies	$1		$4,609
Non-monetary exchange of fixed assets	$-		$13,000
Deferral of executive and director compensation	$87		$57
Executive and director deferred compensation distributions	$207		$241

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries.  All intercompany transactions have been eliminated.  Results for the interim period are not necessarily indicative of results for a full year.  In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period.  Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows.  With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes and contingencies.  Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part II of this report and in “Item 1A. Risk Factors” in Part I of our 2008 Form 10-K.

NOTE 2.  Cash and Restricted Cash

The table below is a summary of our cash balances at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
(in thousands)	(Unaudited)

Homebuilding	$14,796	$13,905
Financial services	13,831	18,613
Unrestricted cash	28,627	32,518
Restricted cash	36,722	-
Total cash	$65,349	$32,518

Restricted cash consists of homebuilding cash the Company had in excess of $25.0 million at March 31, 2009, that is to be designated as collateral in accordance with the Third Amendment to the Second Amended and Restated Credit Facility dated October 6, 2006 (the “Credit Facility”).  See Note 15 for more details regarding the Credit Facility.  Restricted cash also includes cash held in escrow of $2.1 million and $6.7 million at March 31, 2009 and December 31, 2008, respectively.

NOTE 3.   Impact of  New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value by clarifying the exchange price concept presented in earlier definitions and providing a framework for measuring fair value.  SFAS 157 also expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  SFAS 157, with respect to certain non-financial assets and liabilities, was effective for the Company on January 1, 2009, and the adoption of SFAS 157 did not have a material impact on the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands the disclosure requirements in SFAS 133 regarding an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009.  The Company adopted SFAS 161 on January 1, 2009 and it did not have an impact on the consolidated financial statements.

NOTE 4.   Fair Value Measurements

In the first quarter of 2009, the Company adopted the provisions of SFAS 157 when measuring the fair value of the Company’s inventory and LLCs.  While the adoption expands the required disclosures relating to our fair value measurements, there was no financial statement impact as a result of the adoption of this standard.

SFAS 157 (a) establishes a common definition for fair value to be applied to assets and liabilities; (b) establishes a framework for measuring fair value; and (c) expands disclosures concerning fair value measurements.  SFAS 157 provides three measurement input levels for determining fair value:  Level 1, Level 2, and Level 3.  Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Assets Measured on a Recurring Basis

The Company applies SFAS 159 for its mortgage loans held for sale, and adopted SEC Staff Accounting Bulletin (“SAB”) 109 for both mortgage loans held for sale and interest rate lock commitments (“IRLCs”).  Electing fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them.

In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives pursuant to the requirements of SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“SFAS 133”), and accordingly, are marked to fair value through earnings.  Fair value is determined pursuant to SFAS 157 and SAB 109.  Fair value measurements are included in earnings on the accompanying statements of operations.

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

Loan Commitments.  IRLCs are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $13.2 million and $21.2 million at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of $0.2 million.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three months ended March 31, 2009 and 2008, we recognized less than $0.1 million and $0.2 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At March 31, 2009 and December 31, 2008, the notional amount of the uncommitted IRLCs was $36.4 million and $25.4 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.6 million and $0.8 million at March 31, 2009 and December 31, 2008, respectively.  For the three months ended March 31, 2009 and 2008, we recognized expense of $0.1 million and income of $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At March 31, 2009 and December 31, 2008, the notional amount under these FMBSs was $26.0 million and $14.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.3 million and $0.2 million, respectively.  For the three months ended March 31, 2009 and 2008, we recognized less than $0.1 million and $0.2 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $8.2 million and $13.6 million at March 31, 2009 and December 31, 2008, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million and a net asset of $0.2 million at March 31, 2009 and December 31, 2008, respectively.  For the three months ended March 31, 2009 and 2008, we recognized expense of $0.3 million and $0.2 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $19.0 million and $18.7 million, respectively, at March 31, 2009 and both were $23.0 million at December 31, 2008.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of March 31, 2009 and December 31, 2008, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.2 million and $0.9 million, respectively.  For the three months ended March 31, 2009 and 2008, we recognized income of $0.6 million and $0.4 million, respectively, relating to marking these FMBSs to market.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2009:

Description of asset or liability (In thousands)	Fair Value Measurements March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage loans held for sale	$652	$-	$652	$-
Forward sales of mortgage-backed securities	(494)	-	(494)	-
Interest rate lock commitments	650	-	650	-
Best-efforts contracts	(332)	-	(332)	-

Total	$476	$-	$476	$-

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  During this review we identify communities whose carrying values may exceed their undiscounted cash flows.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.

For the three months ended March 31, 2009, the Company evaluated all communities for impairment indicators.  A recoverability analysis was performed for 66 communities and an impairment charge was recorded in 17 of those communities.  The carrying value of those 17 impaired communities was $31.1 million at March 31, 2009.

Our determination of fair value is based on projections and estimates, which are Level 3 measurements according to SFAS 157.  Our analysis is completed at a phase level within each community; therefore, changes in local conditions may affect one or several of our communities.  For all of the categories discussed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain.  Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques.  Local market-specific factors that may impact these projected assumptions include:

●	historical project results such as average sales price and sales pace, if closings have occurred in the project;
●	competitors’ local market and/or community presence and their competitive actions;
●	project specific attributes such as location desirability and uniqueness of product offering;
●	potential for alternative product offerings to respond to local market conditions;
●	current local market economic and demographic conditions and related trends and forecasts; and
●	community-specific strategies regarding speculative homes.

These and other local market-specific factors that may impact project assumptions discussed above are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact our fair value measurements.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.

Operating communities. For existing operating communities, the fair value of assets is measured on a quarterly basis using future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the fair value include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned phase within a community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.

Future communities.  For raw land or land under development that management anticipates will be utilized for future homebuilding activities, the fair value of assets is measured by using future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

For raw land, land under development, or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed below, the fair value of the assets is determined based on either offers to purchase the land received from willing market participants, or using cash flow valuation techniques.

Land held for sale.  Land held for sale includes land that meets all of the following six criteria, as defined in SFAS 144:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In measuring the estimated fair value of land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.

Investment in unconsolidated limited liability companies. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in LLCs for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the LLC, the timing of distribution of lots to the Company from the LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of March 31, 2009, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis at March 31, 2009:

Description of asset or liability (In Thousands)	Fair Value Measurements March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (a)

Inventory (b)	$31,051	$ -	$ -	$31,051	$ 5,692
Investment in LLCs (c)	2,795	-	-	2,795	5,254

Total fair value measurements	$33,846	$ -	$ -	$33,846	$10,946

(a)	Represents total losses recorded during the three months ended March 31, 2009.

(b)
In accordance with SFAS 144, inventory, with a carrying value of $36.8 million was written down to fair value of $31.1 million, resulting in an impairment charge of $5.7 million, which was included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for three months ended March 31, 2009.

(c)
In accordance with Accounting Principles Board (“APB”) 18, investment in LLCs with an aggregate carrying value of $8.1 million was written down to their fair value of $2.8 million, resulting in an impairment charge of $5.3 million, which is included in land and housing costs on the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.

NOTE 5.  Risk Management and Derivatives

As described in Note 4 above, in the normal course of business, our financial services segment is exposed to interest rate risk, and the Company uses derivatives to help manage this risk.

To meet the financing needs of our home-buying customers, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), is party to IRLCs, which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS 133.  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of FMBSs, use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives.

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

All derivatives are recognized on the balance sheet at their fair value.  The total notional amount of the Company’s derivatives as of March 31, 2009 was $116.1 million.  Refer to Note 4 above for further discussion surrounding our derivative instruments.

	Asset Derivatives		Liability Derivatives
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)

Forward sales of mortgage-backed securities	Other assets	$ -	Other liabilities	$494
Interest rate lock commitments	Other assets	650	Other liabilities	-
Best-efforts contracts	Other assets	-	Other liabilities	332

Total fair value measurements		$650		$826

	Amount of Gain (Loss) Recognized on Derivatives

Description of Derivatives	Three Months Ended March 31, 2009 (in thousands)	Location of Gain (Loss) Recognized on Derivatives

Forward sales of mortgage-backed securities	$610	Financial Services Revenue
Interest rate lock commitments	12	Financial Services Revenue
Best-efforts contracts	(405)	Financial Services Revenue

Total gain recognized on derivatives	$217

NOTE 6.   Stock-Based Compensation

On February 10, 2009, the Company awarded 237,750 stock options under the Company’s 1993 Stock Incentive Plan (the “Stock Incentive Plan”) that vest 20% annually over five years.  These equity awards were granted at a price of $7.85, which represents the closing price of the Company’s common shares on the date of the grant.  The grant date fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model.  The grant date fair value of the stock options vesting 20% annually over five years was $3.54.  The Company also awarded 264,154 bonus stock options that vest 100% on February 10, 2011, at a grant price of $7.85, which represents the closing price of the Company’s common shares on the date of the grant.  The grant date fair value of the stock options vesting 100% on February 10, 2011, was $3.30.  The Company expenses awards over the vesting period on a straight-line basis, in accordance with the provisions of SFAS No. 123(R), “Share Based Payment.”

Total recorded compensation expense relating to the Stock Incentive Plan was approximately $0.8 million for the three months ended March 31, 2009.  As of March 31, 2009, there was a total of $5.6 million, $0.1 million, $0.8 million and less than $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.0 years, 0.75 years, 1.32 years and 1.2 years for the service awards, executive bonus awards, bonus awards and performance-based awards, respectively.

NOTE 7.   Inventory

A summary of the Company’s inventory as of March 31, 2009 and December 31, 2008 is as follows:

	March 31,	December 31,
(In thousands)	2009	2008
Single-family lots, land and land development costs	$322,146	$333,651
Land held for sale	2,804	2,804
Homes under construction	145,651	150,949
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2009 - $2,384;
December 31, 2008 - $2,130)	15,106	12,928
Community development district infrastructure	9,957	10,376
Land purchase deposits	1,108	1,070
Consolidated inventory not owned	1,004	4,251
Total inventory	$497,776	$516,029

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

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of March 31, 2009 and December 31, 2008, we had 351 homes (valued at $45.3 million) and 431 homes (valued at $69.6 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  The Company records land held for sale at the lower of its carrying value or fair value, less costs to sell.  Refer to Note 8 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the three months ended March 31, 2009, the Company wrote off less than $0.1 million in option deposits and pre-acquisition costs.  Refer to Note 8 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 8.  Valuation Adjustments and Write-offs

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

Operating communities.  For existing operating communities which may have impairment indicators, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include the timing of development and/or marketing phases, projected sales price and sales pace of each existing or planned community; the estimated land development and home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  These estimates, trends and expectations are specific to each community and may vary among communities.

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

For raw land, land under development or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed above in Note 7, the recoverability of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets, or the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach, in accordance with SFAS 144.

Land held for sale.  Land held for sale includes land that meets the six criteria defined in SFAS 144, as further discussed above in Note 7.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  Fair value is determined based on the expected third party sale proceeds.

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated LLCs for impairment in accordance with APB No. 18, and SEC SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB Topic 5M”).  When evaluating the LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 11.

A summary of the Company’s valuation adjustments and write-offs for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Impairment of operating communities:
Midwest	$1,339	$2,519
Florida	1,484	3,130
Mid-Atlantic	2,869	94
Total impairment of operating communities (a)	$5,692	$5,743
Impairment of future communities:
Midwest	$-	$-
Florida	-	4,380
Mid-Atlantic	-	-
Total impairment of future communities (a)	$-	$4,380
Impairment of land held for sale:
Midwest	$-	$-
Florida	-	7,235
Mid-Atlantic	-	-
Total impairment of land held for sale (a)	$-	$7,235
Option deposits and pre-acquisition costs write-offs:
Midwest	$3	$24
Florida	14	131
Mid-Atlantic	15	1,049
Total option deposits and pre-acquisition costs write-offs (b)	$32	$1,204
Impairment of investments in unconsolidated LLCs:
Midwest	$72	$-
Florida	5,182	3,749
Mid-Atlantic	-	-
Total impairment of investments in unconsolidated LLCs (a)	$5,254	$3,749

Total impairments and write-offs of option deposits and
pre-acquisition costs	$10,978	$22,311

(a) Amounts are recorded within Impairment of Inventory and Investment in Unconsolidated Limited Liability Companies in the Company’s Unaudited Condensed Consolidated Statements of Operations.

(b) Amounts are recorded within General and Administrative Expense in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The carrying value of the communities included in operating communities, future communities and land held for sale that were impaired during the three month period ending March 31, 2009, net of impairment charges and write-offs of $11.0 million, was $31.1 million at March 31, 2009.

NOTE 9.   Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Capitalized interest, beginning of period	$25,836	$29,212
Interest capitalized to inventory	1,759	2,529
Capitalized interest charged to cost of sales	(1,672)	(3,219)
Capitalized interest, end of period	$25,923	$28,522

Interest incurred – net	$4,955	$6,968

NOTE 10.   Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following is a summary of the major classes of depreciable assets and their estimated useful lives as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(In thousands)	2009	2008
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	24,372	21,542
Transportation and construction equipment	289	10,015
Property and equipment	36,484	43,380
Accumulated depreciation	(15,736)	(15,648)
Property and equipment, net	$20,748	$27,732

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-7 years

Depreciation expense (excluding expense relating to model furnishings classified in Inventory) was approximately $1.0 million for both the three month periods ended March 31, 2009 and 2008.

During the quarter ended March 31, 2009, the Company sold its airplane for $8.0 million.  The transaction was with an unrelated party.  The airplane had a book value of $8.9 million, resulting in a loss of $0.9 million that is included in other (loss) income on the Company’s Unaudited Condensed Consolidated Statement of Operations.

NOTE 11.   Investment in Unconsolidated Limited Liability Companies

At March 31, 2009, the Company had interests ranging from 33% to 50% in LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these LLCs has outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In one of these LLCs, the Company and its partner in the entity have provided the lender with environmental indemnifications and a guarantee of the completion of land development, a loan maintenance and limited payment guaranty, and guarantees of minimum net worth levels of one of the Company’s subsidiaries as more fully described in Note 12 below.  The Company’s maximum exposure related to its investment in these entities as of March 31, 2009 is the amount invested of $8.3 million plus letters of credit and bonds totaling $1.9 million and the estimated possible future obligation of $11.4 million under the guarantees and indemnifications discussed in Note 12 below.  Included in the Company’s investment in LLCs at March 31, 2009 and December 31, 2008 are $0.7 million and $0.6 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.  The Company received distributions of developed lots at cost totaling less than $0.1 million and $4.6 million in the first quarters of 2009 and 2008, respectively.

In accordance with APB 18 and SAB Topic 5M, the Company evaluates its investment in unconsolidated LLCs for potential impairment.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE 12.   Guarantees and Indemnifications

Warranty

The Company offers a limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty, on homes closed in or after 2007.  The Home Builder’s Limited Warranty covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) transferable limited warranty against major structural defects.

Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Warranty accrual, beginning of period	$9,518	$12,006
Warranty expense on homes delivered during the period	819	1,118
Changes in estimates for pre-existing warranties	(249)	(389)
Settlements made during the period	(1,006)	(1,756)
Warranty accrual, end of period	$9,082	$10,979

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $59.1 million and $64.4 million were covered under the above guarantees as of March 31, 2009 and December 31, 2008, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at March 31, 2009, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2009 or 2008, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $2.1 million and $2.8 million at March 31, 2009 and December 31, 2008, respectively.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.5 million as of both March 31, 2009 and December 31, 2008, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third-party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided an environmental indemnification, a loan maintenance and limited payment guaranty and a minimum net worth guarantee of one of the Company’s subsidiaries in connection with outside financing provided by a lender to one of our 50% owned LLCs.  Under the environmental indemnification, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third-party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of March 31, 2009, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $11.4 million.  Under the above guarantees and indemnifications, the LLC operating agreement provides recourse against our LLC partner for 50% of any actual liability associated with the environmental indemnification, land development completion guarantee and the loan maintenance and limited payment guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $1.5 million and $1.9 million at March 31, 2009 and December 31, 2008, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 13.  Commitments and Contingencies

At March 31, 2009, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 839 homes, with an aggregate sales price of approximately $192.7 million.  Based on our current housing gross margin of 9.9%, less variable selling costs of 4.3% of revenue, less payments to date on homes in backlog of $94.6 million, we estimate payments totaling approximately $87.4 million to be made in 2009 relating to those homes.  At March 31, 2009, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $44.2 million.  Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At March 31, 2009, the Company had outstanding approximately $71.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016.  Included in this total are: (1) $37.3 million of performance bonds and $20.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.9 million share of our LLCs’ letters of credit and bonds); (2) $10.0 million of financial letters of credit, of which $1.9 million represent deposits on land and lot purchase agreements; and (3) $4.0 million of financial bonds.

During the first quarter of 2009, we accrued $4.0 million for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.

The Company and certain of its subsidiaries have been named as defendants in various other claims, complaints and other legal actions incidental to the Company’s business.  Certain of the liabilities resulting from these actions are covered by insurance.  While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters.  However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse impact on the Company’s net income for the periods in which the matters are resolved.

NOTE 14.  Shareholders’ Equity

On March 13, 2009 the Company’s shareholders adopted an amendment (the “NOL Protective Amendment”) to the Company’s Amended and Restated Code of Regulations (the “Regulations”) to impose certain restrictions on the transfer of the Company’s common shares, par value $.01 per share (the “Common Shares”), in order to preserve the tax treatment of the Company’s net operating losses and built-in losses (collectively, the “NOLs”).  The NOL Protective Amendment and the transfer restrictions imposed therein became effective immediately upon the adoption of the NOL Protective Amendment by the Company’s shareholders at the Special Meeting.

The purpose of the NOL Protective Amendment is to assist the Company in protecting the long-term value to the Company of its NOLs by limiting direct and indirect transfers of its Common Shares that would affect the percentage of shares that are treated under the relevant tax laws as being owned by 5-percent shareholders.  The transfer restrictions imposed by the NOL Protective Amendment generally would restrict any direct or indirect transfer if the effect would be to:  (i) increase the direct or indirect ownership of our shares by any person or group of persons from less than 5% to 5% or more of our Common Shares; or (ii) increase the percentage of our Common Shares owned directly or indirectly by a person or group of persons owning or deemed to own 5% or more of our Common Shares.  The transfer restrictions imposed by the NOL Protective Amendment would not practically restrict transfers, from the standpoint of the transferor, made by less than 5-percent shareholders, regardless of whether their shares are held of record or in “street name” and regardless of the person or group of persons to whom the less than 5-percent shareholders transfer their shares.

NOTE 15.  Notes Payable Banks

In January 2009, we entered into the Third Amendment the Credit Facility to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; (2) require secured borrowings based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein; (3) provide for $65 million of availability during the Initial Period (to July 20, 2009)  with three 1-month extension options;  however, during the Initial Period, requires that any cash in excess of $25 million be designated as collateral; (4) redefine consolidated tangible net worth as equal to or exceeding (i) $100 million plus (ii) fifty percent (50%) of Consolidated Earnings (without deduction for losses and excluding the effect of any decrease in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after December 31, 2008 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero; plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after December 31, 2008; (5) require the permitted leverage ratio not to exceed 2.00x; (6) increase the percentage of speculative units allowed based on the latest six and twelve month closings; (7) increase the limitations on joint venture investments and extensions of credit in connection with the sale of land; and (8) increase the pricing provisions.

The Company’s total cash balance, both non-restricted and restricted, at March 31, 2009 was $65.3 million.  As stated above, the Credit Facility requires all homebuilding cash in excess of $25.0 million to be designated as collateral and therefore classified as restricted cash during this interim period.

Under the Third Amendment to the Credit Facility, borrowing availability was $35.5 million at March 31, 2009 in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are secured and are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.  At March 31, 2009, the Company’s homebuilding operations had financial letters of credit totaling $10.0 million, performance letters of credit totaling $19.5 million, and no borrowings outstanding under the Credit Facility.

The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of March 31, 2009, our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $201.5 million.  As of March 31, 2009, the Company was in compliance with all restrictive covenants of the Credit Facility.

At March 31, 2009, M/I Financial had $20.4 million outstanding under the M/I Financial Secured Credit Agreement (“MIF Credit Agreement”) and was in compliance with all covenants of that agreement.  In March 2009, we were notified by our lender that they are withdrawing from the mortgage warehouse lending business and would not renew our agreement which expires in May 2009.  As of May 1, 2009, we have no outstanding borrowings under this facility and intend to let it expire unused.  As of April 29, 2009, we have a new secured credit agreement with another lender that will provide up to a $30 million secured mortgage warehouse line upon the expiration of our current agreement.

NOTE 16.   Senior Notes

As of March 31, 2009, there were $200 million of senior notes outstanding.  The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At March 31, 2009, our restricted payments basket was ($174.9) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.  The Credit Facility discussed above in Note 15 prohibits the early repurchase of such senior notes.

NOTE 17.   Earnings Per Share

Loss per share (“EPS”) is calculated based on the weighted average number of common shares outstanding during each period.  The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation.  There are no adjustments to net loss necessary in the calculation of basic or diluted earnings per share.  The table below presents information regarding basic and diluted loss per share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2009			2008
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(28,129)			$(20,150)
Less: preferred stock dividends	-			2,437
Loss to common
shareholders from continuing operations	$(28,129)	14,027	$(2.01)	$(22,587)	14,007	$(1.61)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(28,129)	14,027	$(2.01)	$(22,587)	14,007	$(1.61)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		1,576			1,326

NOTE 18.   Income Taxes

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  These assets were largely generated as a result of inventory impairments that the Company incurred in 2006, 2007, 2008 and 2009.  If, for some reason, the combination of future years’ income (or loss), combined with the reversal of the timing differences, results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are now in a five-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of March 31, 2009, the Company has recorded a total valuation allowance of $120.6 million against its deferred tax assets.  In 2009, we do not expect to record any additional tax benefits as the carryback has been exhausted.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At March 31, 2009, the Company had a Federal net operating loss (“NOL”) carryforward of approximately $36.8 million.  This Federal carryforward benefit will begin to expire in 2028.  The Company also had state NOL benefits of $9.6 million.  These state carryforward benefits will begin to expire in 2022.   The amount of taxable income that needs to be generated by the Company in order to realize our gross deferred tax asset is $324.9 million.

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

The chief operating decision makers utilize operating income (loss), defined as income (loss) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended March 31,
(In thousands)	2009	2008
Revenue:
Midwest homebuilding	$38,014	$49,307
Florida homebuilding	23,646	50,532
Mid-Atlantic homebuilding	31,500	43,871
Other homebuilding - unallocated (a)	-	6,965
Financial services	2,989	5,410
Total revenue	$96,149	$156,085

Operating (loss) income:
Midwest homebuilding (b)	$(5,118)	$(5,342)
Florida homebuilding (b)	(11,334)	(18,162)
Mid-Atlantic homebuilding (b)	(3,860)	(2,206)
Other homebuilding - unallocated (a)	-	501
Financial services	1,351	3,479
Less: Corporate selling, general and administrative expense (c)	(4,862)	(6,144)
Total operating loss	$(23,823)	$(27,874)

Interest expense:
Midwest homebuilding	$1,524	$1,782
Florida homebuilding	696	1,222
Mid-Atlantic homebuilding	926	1,293
Financial services	50	142
Total interest expense	$3,196	$4,439

Other (loss) income (d)	(941)	5,555

Loss from continuing operations before income taxes	$(27,960)	$(26,758)

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

(b) At March 31, 2009 and March 31, 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs were $11.0 million and $22.3 million, respectively.  These charges increased operating loss by $1.4 million and $2.6 million in the Midwest region, $6.7 million and $18.6 million in the Florida region, and $2.9 million and $1.1 million in the Mid-Atlantic region for the three months ended March 31, 2009 and 2008, respectively.

(c) The three months ended March 31, 2009 and 2008 include the impact of severance charges of $0.2 million and $1.1 million, respectively.

(d) Other (loss) income is comprised of the loss on the sale of the plane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered nearly 74,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In 2007, the latest year for which information is available, we were the 19th largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and our updates discussed in “Item 1A. Risk Factors” of Part II of this report.

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

Typically, our building cycle ranges from five to six years, commencing with the acquisition of the entitled land and continuing through the land development phase and concluding with the sale, construction and closing of the home.  Actual community lives will vary based on the size of the community and the associated absorption rates.  Master-planned communities encompassing several phases may have significantly longer lives.  Additionally, the current slow-down in the housing market has negatively impacted our sales pace, thereby also extending the lives of certain communities.

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

For the three months ended March 31, 2009, the company evaluated all communities for impairment indicators.  A recoverability analysis was performed for 66 communities and an impairment charge was recorded in 17 of those communities.  The carrying value of those 17 impaired communities was $31.1 million at March 31, 2009.

For all of the categories listed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain.  Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques.  Local market-specific factors that may impact these projected assumptions include:

●	historical project results such as average sales price and sales pace, if closings have occurred in the project;
●	competitors’ local market and/or community presence and their competitive actions;
●	project specific attributes, such as location desirability and uniqueness of product offering;
●	potential for alternative product offerings to respond to local market conditions;
●	current local market economic and demographic conditions and related trends and forecasts; and
●	community-specific strategies regarding speculative homes.

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

As of March 31, 2009, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2010, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of March 31, 2009, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

Our quarterly assessments reflect management’s estimates.  Due to the uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and in “Item 1A. Risk Factors” of Part II of this report, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

The Company adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”) for certain non-financial assets and liabilities on January 1, 2009.  The adption of SFAS 157 did not change how the Company assesses inventory for recoverability in accordance with the provisions of SFAS 144.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the LLC, the timing of distribution of lots to the Company from the LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC.  As of March 31, 2009, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2009, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per employee’s lifetime.  Our self-insurance limit for workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and an $18.25 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $4.9 million and $0.1 million, respectively, for all self-insured and general liability claims during the three months ended March 31, 2009 and 2008.  Please see Note 13 to our Unaudited Condensed Consolidated Financial Statements for more information surrounding the first quarter 2009 expenses.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives.  The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” for IRLCs entered into in 2008 and beyond.  In determining fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  The fair value includes the price that the loan is expected to be sold for along with the value of servicing release premiums.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  In accordance with SFAS 133 and related Derivatives Implementation Group conclusions, gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  In accordance with SFAS 133, the IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue.

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

●	an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and
●	existing backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

●	the existence of “cumulative losses” (defined as a pre-tax cumulative loss for the business cycle – in our case five years);
●	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;
●	a history of operating loss or tax credit carryforwards expiring unused; and
●	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

In accordance with SFAS 109, the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are now in a five-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of March 31, 2009, the Company had a total valuation allowance of $120.6 million recorded.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

Income Taxes—FIN 48.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability in accordance with Financial Accounting Standards Board

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within provision (benefit) for income taxes in the Unaudited Consolidated Statements of Operations.

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

Highlights and Trends for the Three Months Ended March 31, 2009

Overview

Despite the continuing deterioration of the housing market throughout the country, our first quarter results, particularly the 20% increase in our new contracts and the increase in our year over year backlog units, reflect the first glimmer of improvement that we have seen in quite some time.  In particular, in March we sold 266 homes, which was our best sales month in two years.  This was achieved, despite the fact that our community count is down 20% from a year ago. We believe our new contract results underscore the importance of quality, good product, customer service and effective marketing.  While some of this improvement in our sales is likely seasonal, reflective of pent-up demand, we believe that we are starting to see signs of “slight improvement” in some our markets, although we cannot predict whether or not this is sustainable given today’s economic climate.  Recent actions taken by federal, state and local governments to help increase housing demand may soften today’s recessionary environmental impact on our business.  Nonetheless, we expect current market dynamics of significantly reduced demand and substantial oversupply to continue for at least the remainder of 2009, resulting in sharply reduced sales volumes for the homebuilding industry and our business relative to prior years.  Market conditions are still continuing to drive pricing downward through the use of incentives and price reductions.  Given dramatically declining home prices and historically low interest rates, the affordability of home ownership has improved significantly throughout the country; however, we do not know when the market will stabilize.  We believe that the key to a sustainable recovery in our business is the return of consumer confidence and a stabilization of financial markets and home prices. Potential home buyers, reacting to industry specific factors and these broader economic concerns, are likely to stay on the sidelines until the economic and financial picture becomes clearer.  There could still be further deterioration in market conditions, which may lead to additional valuation adjustments in the future.

Based on our experience during prior downturns in the housing market, we believe that unexpected opportunities may arise in difficult times for those builders that are well-prepared.  In the current challenging environment, we believe our balance sheet, liquidity and access to capital, our commitment to customer service, our geographic presence, our diversified product lines, our experienced personnel, and our brand name all position us well for such opportunities now and in the future.  At March 31, 2009, we had $65.3 million of cash and cash equivalents (including $36.7 million of restricted cash) on hand and approximately $35.5 million available under our revolving credit facility, which extends to 2010.  We believe we have the resources available to fund attractive opportunities, should they arise.

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

●
For the quarter ended March 31, 2009, total revenue decreased $59.9 million (38%) to approximately $96.1 million when compared to the quarter ended March 31, 2008.  This decrease is largely attributable to a decrease of $38.4 million in housing revenue, from $130.9 million in 2008 to $92.5 million in 2009 due to both a decline in homes delivered and the average sales price of homes delivered.  Homes delivered decreased 12%, from 450 in the first quarter of 2008 to 394 in the first quarter of 2009, and the average sales price of homes delivered decreased from $291,000 to $235,000.  Our financial services revenue also decreased $2.4 million (45%) in the first quarter of 2009 compared to that same period in 2008 due primarily to a 13% decrease in the value of mortgage loans originated.

●
Loss from continuing operations before income taxes for the three months ended March 31, 2009 increased by $1.2 million, from $26.8 million in the first quarter of 2008 to $28.0 million in the first quarter of 2009.  During the first quarter of 2009, the Company incurred charges totaling $11.0 million, compared to $22.3 million in 2008, related to the impairment of inventory, investment in unconsolidated LLCs, and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, the Company had a pre-tax loss of $17.0 million in the first quarter of 2009 compared to $4.4 million in the first quarter of 2008.  The $12.6 million increase in pre-tax loss from 2008 was driven by the decrease in housing revenue discussed above, along with lower pre-impairment gross margins, which declined from 15.7% during the three months ended March 31, 2008 to 8.6% during the three months ended March 31, 2009.  General and administrative expenses decreased $5.6 million (32%) from the first quarter of 2008, from $17.6 million to $12.0 million primarily due to: (1) a decrease of $2.5 million in payroll and incentive expenses; (2) a decrease of $2.1 million in land related expenses, including abandoned projects and deposit write-offs; (3) a decrease of $0.4 million in miscellaneous expenses; (4) a decrease of $0.3 million in professional fees; (5) a decrease of $0.2 million in equity compensation expenses; and (6) a decrease of $0.1 million in computer related expenses.  Selling expenses decreased by $4.6 million (34%) for the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008 primarily due to: (1) a $2.3 million decrease in variable selling expenses; (2) a $1.0 million decrease in advertising; (3) a $0.8 million decrease in model home expenses; (4) a $0.3 million decrease in expenses related to our sales offices; and (5) a $0.2 million decrease in payroll-related expenses.

●
New contracts for the quarter ended March 31, 2009 were 667, an increase of 20% compared to 554 for the quarter ended March 31, 2008.  We had an increase in new contracts in both our Midwest and our Mid-Atlantic regions.  We have experienced an overall reduction in our cancellation rate compared to 2008.  For the first quarter of 2009, our cancellation rate was 20% compared to 23% during the first quarter of 2008.  By region, our cancellation rates for the first quarter of 2009 versus the first quarter of 2008 were as follows: Midwest – 23% in 2009 and 28% in 2008; Florida – 10% in 2009 and 18% in 2008; and Mid-Atlantic – 18% in both 2009 and 2008.

●
Our mortgage company’s capture rate increased from 81% for the quarter ended March 31, 2008 to approximately 90% for the quarter ended March 31, 2009.  Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

●
We continue to deal with very weak and ever-changing market conditions that require us to constantly monitor the value of our inventory and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the quarter ended March 31, 2009, we recorded $11.0 million of charges relating to the impairment of inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs, compared to $22.3 million of charges during the quarter ended March 31, 2008.  We generally believe that we will see a gradual improvement in market conditions over the long term.  In 2009, we will continue to update our evaluation of the value of our inventory and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●
During the first quarter of 2009, we accrued $4.0 million for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.

The following table shows, by segment, revenue, operating (loss) income, interest expense and other income for the three months ended March 31, 2009 and 2008, as well as the Company’s total loss before taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2009	2008
Revenue:
Midwest homebuilding	$38,014	$49,307
Florida homebuilding	23,646	50,532
Mid-Atlantic homebuilding	31,500	43,871
Other homebuilding - unallocated (a)	-	6,965
Financial services	2,989	5,410
Total revenue	$96,149	$156,085

Operating (loss) income:
Midwest homebuilding (b)	$(5,118)	$(5,342)
Florida homebuilding (b)	(11,334)	(18,162)
Mid-Atlantic homebuilding (b)	(3,860)	(2,206)
Other homebuilding - unallocated (a)	-	501
Financial services	1,351	3,479
Less: Corporate selling, general and administrative expense (c)	(4,862)	(6,144)
Total operating loss	$(23,823)	$(27,874)

Interest expense:
Midwest homebuilding	$1,524	$1,782
Florida homebuilding	696	1,222
Mid-Atlantic homebuilding	926	1,293
Financial services	50	142
Total interest expense	$3,196	$4,439

Other (loss) income (d)	(941)	5,555

Loss from continuing operations before income taxes	$(27,960)	$(26,758)

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

(b) At March 31, 2009 and March 31, 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs were $11.0 million and $22.3 million, respectively.  These charges increased operating loss by $1.4 million and $2.6 million in the Midwest region, $6.7 million and $18.6 million in the Florida region, and $2.9 million and $1.1 million in the Mid-Atlantic region for the three months ended March 31, 2009 and 2008, respectively.

(c) The three months ended March 31, 2009 and 2008 include the impact of severance charges of $0.2 million and $1.1 million, respectively.

(d) Other (loss) income is comprised of the loss on the sale of the plane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

The following table shows total assets by segment:

	At March 31, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$165	$-	$943	$-	$1,108
Inventory (a)	232,949	93,911	169,808	-	496,668
Investments in unconsolidated entities	6,451	1,887	-	-	8,338
Other assets	3,375	9,959	3,434	118,594	135,362
Total assets	$242,940	$105,757	$174,185	$118,594	$641,476

	At December 31, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$96	$32	$942	$-	$1,070
Inventory (a)	232,853	102,500	179,606	-	514,959
Investments in unconsolidated entities	6,359	6,771	-	-	13,130
Other assets	2,758	12,284	4,720	144,367	164,129
Total assets	$242,066	$121,587	$185,268	$144,367	$693,288

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

Reportable Segments

	Three Months Ended March 31,
(In thousands, except as otherwise noted)	2009	2008
Midwest Region
Homes delivered	176	189
Average sales price per home delivered	$216	$261
Revenue homes	$38,014	$49,307
Revenue third party land sales	$-	$-
Operating loss homes (a)	$(5,118)	$(5,319)
Operating loss land (a)	$-	$(23)
New contracts, net	347	240
Backlog at end of period	536	442
Average sales price of homes in backlog	$206	$267
Aggregate sales value of homes in backlog (in millions)	$110	$118
Number of active communities	68	78

Florida Region
Homes delivered	102	140
Average sales price per home delivered	$225	$270
Revenue homes	$22,989	$37,758
Revenue third party land sales	$657	$12,774
Operating loss homes (a)	$(11,525)	$(11,275)
Operating income (loss) land (a)	$191	$(6,887)
New contracts, net	111	149
Backlog at end of period	86	130
Average sales price of homes in backlog	$240	$294
Aggregate sales value of homes in backlog (in millions)	$21	$38
Number of active communities	21	32

Mid-Atlantic Region
Homes delivered	116	121
Average sales price per home delivered	$272	$363
Revenue homes	$31,500	$43,871
Revenue third party land sales	$-	$-
Operating loss homes (a)	$(3,860)	$(2,206)
Operating loss land (a)	$-	$-
New contracts, net	209	165
Backlog at end of period	217	244
Average sales price of homes in backlog	$285	$355
Aggregate sales value of homes in backlog (in millions)	$62	$87
Number of active communities	30	38

Total Homebuilding Regions
Homes delivered	394	450
Average sales price per home delivered	$235	$291
Revenue homes	$92,503	$130,936
Revenue third party land sales	$657	$12,774
Operating loss homes (a)	$(20,503)	$(18,800)
Operating income (loss) land (a)	$191	$(6,910)
New contracts, net	667	554
Backlog at end of period	839	816
Average sales price of homes in backlog	$230	$297
Aggregate sales value of homes in backlog (in millions)	$193	$243
Number of active communities	119	148

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Financial Services
Number of loans originated	346	347
Value of loans originated	$72,962	$84,122
Revenue	$2,989	$5,410
Selling, general and administrative expenses	$1,638	$1,931
Interest expense	$50	$142
Income before income taxes	$1,301	$3,337

(a) Amount includes impairment charges and write-off of land deposits and pre-acquisition costs for 2009 and 2008 as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Midwest:
Homes	$1,414	$2,543
Land	-	-
	1,414	2,543

Florida:
Homes	6,680	11,520
Land	-	7,105
	6,680	18,625

Mid-Atlantic:
Homes	2,884	1,143
Land	-	-
	2,884	1,143

Total
Homes	$10,978	$15,206
Land	$-	$7,105
	$10,978	$22,311

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the quarters ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Midwest	23.2%	28.4%
Florida	10.5%	17.7%
Mid-Atlantic	17.7%	18.3%

Total cancellation rate	19.6%	22.8%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Midwest Region.  For the quarter ended March 31, 2009, Midwest homebuilding revenue was $38.0 million, a 23% decrease compared to the first quarter of 2008.  The decrease was primarily due to the 7% decrease in the number of homes delivered, along with a 17% decrease in the average sales price of homes delivered from $261,000 in the first quarter of 2008 to $216,000 in the first quarter of 2009.  Operating loss decreased by $0.2 million, going from $5.3 million in 2008 to $5.1 million in 2009 primarily due to lower selling, general and administrative costs.  Excluding impairment charges of $1.4 million and $2.5 million for the first quarters of 2009 and 2008, respectively, our gross margins were 6.6% and 11.7% for those same periods in our Midwest region.  The 5.1% decrease was a result of lower base prices on our Midwest homes along with an increase in the number and age of speculative homes delivered, which had a lower profit margin compared to total homes delivered.  Selling, general and administrative costs decreased $2.4 million, going from $8.6 million for the quarter ended March 31, 2008 to $6.2 million for the quarter ended March 31, 2009 due to a decrease in payroll related expenses, advertising expenses, model home expenses, and real estate taxes.  For the three months ended March 31, 2009, our Midwest region new contracts increased from 240 in the first quarter of 2008 to 347 in the first quarter of 2009.  Quarter-end backlog increased 21% in units, from 442 at March 31, 2008 to 536 at March 31, 2009.  Quarter-end backlog sales value decreased 7%, from $117.9 million at March 31, 2008 to $110.2 million at March 31, 2009, with an average sales price in backlog of $206,000 at March 31, 2009 compared to $267,000 at March 31, 2008.

Florida Region. For the quarter ended March 31, 2009, Florida homebuilding revenue decreased by $26.9 million (53%) compared to the same period in 2008.  The decrease in revenue was primarily due to a 95% decrease in revenue from outside land sales, which was $0.7 million for the first quarter of 2009, compared to $12.8 million for the first quarter of 2008, along with a 27% decrease in the number of homes delivered in 2009 compared to 2008.  Operating loss decreased by $6.9 million, going from $18.2 million in 2008 to $11.3 million in 2009 primarily due to a 42% decrease in selling, general and administrative costs, as discussed below, along with an increase of 103% in the gross margin on outside land sales.  Excluding impairment charges of $6.7 million for the quarter ended March 31, 2009 and $18.6 million for the quarter ended March 31, 2008, our gross margins were (4.2%) and 13.3% for those same periods, primarily due to the decrease in the average sales price of homes delivered from $270,000 in the first quarter of 2008 to $225,000 in the first quarter of 2009, along with an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative costs decreased $2.7 million, from $6.4 million for the quarter ended March 31, 2008 to $3.7 million for the quarter ended March 31, 2009 due to a decrease in payroll related expenses, variable selling expenses, and real estate taxes.  For the first quarter of 2009, our Florida region new contracts decreased from 149 in 2008 to 111 in 2009.  Management anticipates continued challenging conditions in our Florida markets to continue in 2009 and beyond based on the decrease in backlog units from 130 at March 31, 2008 to 86 at March 31, 2009 along with the decrease in the average sales price of homes in backlog from $294,000 at March 31, 2008 to $240,000 at March 31, 2009.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue decreased $12.4 million (28%) for the quarter ended March 31, 2009 compared to the same period in 2008.  This decrease is primarily due to the decrease in homes delivered from 121 in 2008 to 116 in 2009 and the 25% reduction in the average sales price of homes delivered, which was $363,000 for the quarter ended March 31, 2008 and $272,000 for the quarter ended March 31, 2009.  New contracts increased 27%, from 165 in the first quarter of 2008 to 209 in the first quarter of 2009.  Operating loss increased by $1.7 million, going from $2.2 million in 2008 to $3.9 million in 2009 primarily due to the reduced averages sales price of homes delivered discussed above.  Excluding impairment charges of $2.9 million and $0.1 million for the first quarters of 2009 and 2008, respectively, our gross margins were 11.8% and 13.3% for those same periods in our Mid-Atlantic region.  The slight decrease was primarily due to the decrease in the average sales price of homes delivered as discussed above, and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative expenses decreased $2.2 million excluding deposit write-offs and pre-acquisition costs of less than $0.1 million for the quarter ended March 31, 2009 and $1.0 million for the quarter ended March 31, 2008, primarily due to a decrease in payroll related expenses, variable selling expenses, advertising expenses, and model home expenses.  Quarter-end backlog declined 11% in units, from 244 at March 31, 2008 to 217 at March 31, 2009, and 29% in total sales value, from $86.6 million at March 31, 2008 to $61.9 million at March 31, 2009, with an average sales price in backlog of $285,000 at March 31, 2009 compared to $355,000 at March 31, 2008.

Financial Services.  For the three months ended March 31, 2009, revenue from our mortgage and title operations decreased $2.4 million (44%), from $5.4 million in 2008 to $3.0 million in 2009, due primarily to the one time charge of $1.4 million in the first quarter of 2008 which was the result of the inclusion of the servicing release premiums in revenue due to the adoption of SAB No.109 and SFAS 159 in the first quarter of 2008, along with a 13% decrease in value of loan originations.  Operating income for our financial services segment decreased $2.1 million (60%), from $3.5 million in 2008 to $1.4 million in 2009 primarily due to the decrease in revenue described above.

At March 31, 2009, M/I Financial had mortgage operations in all of our markets.  Approximately 90% of our homes delivered during the first quarter of 2009 that were financed were through M/I Financial, compared to 81% in 2008.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses decreased $1.2 million (20%), from $6.1 million in the first quarter of 2008 to $4.9 million in the first quarter of 2009.  The decrease was primarily due to a decrease of approximately $1.4 million in payroll and incentive related expenses due to workforce reductions, along with a $0.3 million decrease in professional fees and a $0.2 million decrease in equity compensation expense.

Interest - Net.  Interest expense for the Company decreased $1.2 million (27%) from $4.4 million for the quarter ended March 31, 2008 to $3.2 million for the quarter ended March 31, 2009.  This decrease was primarily due to the decrease in the weighted average borrowings from $307.2 million in the first quarter of 2008 to $224.8 million in the first quarter of 2009, and a slight decrease in our weighted average borrowing rate from 9.13% for the three months ended March 31, 2008 to 8.94% for the three months ended March 31, 2009.  This decrease was partially offset by a decrease in interest capitalized due primarily to a reduction in land development activities.

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

During the quarter ended March 31, 2009, we generated $53.6 million of cash from our operating activities, compared to $98.8 million of cash from our operating activities during the first quarter of 2008.  The $53.6 million net cash generated during the three months ended March 31, 2009 was primarily a result of a federal tax refund totaling $36.4 million, $7.3 million net conversion of inventory into cash as a result of home closings as well as third-party land sales and a net increase in accounts payable of $7.4 million.  The net cash generated was also due to the $10.3 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations during the period.  Partially offsetting these increases in cash was a net decrease of $5.3 million in accrued compensation.

The $45.2 million decrease in cash generated from operating activities from the first quarter of 2009 compared to the first quarter of 2008 is primarily due to the decline in cash received from third-party land sales, which was $12.8 million in the first quarter of 2008 compared to $0.7 million in the first quarter of 2009.  Beginning in the second half of 2006, we began reducing our land purchases, and in the first quarter of 2009, we purchased $10.7 million of land and lots.  We have entered into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $3.3 million as of March 31, 2009 as consideration for the right to purchase land and lots in the future, including the right to purchase $44.2 million of land and lots during the years 2009 through 2018.  We evaluate our future land purchases on an ongoing basis, taking into consideration current and projected market conditions, and negotiate terms with sellers, as necessary, based on market conditions and our existing land supply by market.  At March 31, 2009, we owned or controlled through options approximately 9,385 home sites, as compared to approximately 9,723 at December 31, 2008.

Should our business remain at its current level or decline from present levels, we believe that our inventory levels would continue to decrease as we complete and deliver the homes under construction and do not commence construction of as many new homes, as we complete the improvements on the land we already own and as we sell and deliver the speculative homes that are currently in inventory, resulting in additional cash flow from operations.

Investing Cash Flow Activities

For the three months ended March 31, 2009, we used $30.0 million of cash, primarily due to an increase of $2.8 million in property and equipment purchases, along with the addition of restricted cash of $34.6 million.  Restricted cash consists of homebuilding cash the Company had in excess of $25.0 million at March 31, 2009, that is to be designated as collateral in accordance with the Third Amendment to the Second Amended and Restated Credit Facility dated October 6, 2006 (the "Credit Facility").   Partially offsetting these increases were the proceeds of $7.9 million from the sale of our airplane.

Financing Cash Flow Activities

For the quarter ended March 31, 2009, we used $27.5 million of cash.  Using the $36.4 million tax refund that we received, along with cash generated from operations, we repaid $14.6 million under our MIF Secured Credit Agreement, along with the $9.8 million note outstanding for the airplane that was sold during the first quarter of 2009.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  We routinely monitor current operational requirements, financial market conditions, and credit relationships.  We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate and extend beyond our expectations.  We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit.  Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for home builders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.  Please refer to Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of March 31, 2009:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding	10/6/2010	$-	$35,505
Note payable bank – financial services	5/21/2009	$20,400	$275
Senior notes	4/1/2012	$200,000	$-
Universal shelf registration (a)	-	$-	$250,000

(a) This shelf registration should allow us to expediently access capital markets in the future.  The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding.  In January 2009, we entered into the Third Amendment to the Second Amended and Restated Credit Facility (the “Credit Facility”) to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; (2) require secured borrowings  based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein; (3) provide for $65 million of availability during the Initial Period (to July 20, 2009)  with three 1-month extension options;  however, during the Initial Period, requires that any cash in excess of $25 million be designated as collateral; (4) redefine consolidated tangible net worth as equal to or exceeding (i) $100 million plus (ii) fifty percent (50%) of Consolidated Earnings (without deduction for losses and excluding the effect of any decrease in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after December 31, 2008 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero; plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after December 31, 2008; (5) require the permitted leverage ratio not to exceed 2.00x; (6) increase the percentage of speculative units allowed based on the latest six and twelve month closings; (7) increase the limitations on joint venture investments and extensions of credit in connection with the sale of land; and (8) increase the pricing provisions.

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

●	limiting extension of credit on the sale of land to 10% of tangible net worth; and
●	limiting investment in joint ventures to 25% of tangible net worth.

The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants:

Financial Covenant		Covenant Requirement	Actual
		(dollars in millions)
Minimum Net Worth (a)	=	$ 100.0	$ 301.5
Leverage Ratio (b)	≤	2.00 to 1.00	0.80 to 1.00
Adjusted Cash Flow Ratio (c)	≥	1.50 to 1.00	7.32 to 1.00
Secured Indebtedness	<	25.0	6.4
Permitted Debt Based on Borrowing Base	≤	$ 35.5	$ -
Total Land Restriction	≤	$ 376.9	$ 264.0
Spec and Model Homes Restriction	≤	792	404
Extension of Credit on the Sale of Land	<	30.2	6.1
Investment in Unconsolidated Limited Liability Companies	<	75.4	8.5

(a) Minimun Net Worth (called "Actual Consolidated Tangible Net Worth" in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $4.1 million as of March 31, 2009.
(b) Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.
(c) If the adjusted cash flow ratio is below 1.50X, the Company is required to maintain unrestricted cash in an amount not less than $25 million.

At March 31, 2009, the Company’s homebuilding operations did not have any outstanding borrowings, had financial letters of credit outstanding totaling $10.0 million and had performance letters of credit outstanding totaling $19.5 million under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $150 million.  Under the terms of the Credit Facility, the $150 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum secured borrowing base cash plus Qualified Real Property, less the actual borrowing.

As of March 31, 2009, borrowing availability under the amended Credit Facility was $35.5 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.  The Company had $34.6 million of cash that was designated as collateral and classified as restricted cash in accordance with the covenants of the Credit Facility, as described in Investing Cash Flow Activities above.  As of March 31, 2009, the Company was in compliance with all restrictive covenants of the Credit Facility.

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

At March 31, 2009, M/I Financial had $20.4 million outstanding under the M/I Financial Secured Credit Agreement (“MIF Credit Agreement”) and was in compliance with all covenants of that agreement.  In March 2009, we were notified by our lender that they are withdrawing from the mortgage warehouse lending business and would not renew our agreement which expires in May 2009.  As of May 1, 2009, we have no outstanding borrowings under this facility and intend to let it expire unused.  As of April 29, 2009, we have a new secured credit agreement with another lender that will provide up to a $30 million secured mortgage warehouse line upon the expiration of our current agreement.

Senior Notes.  At March 31, 2009, we had $200.0 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of the senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares as well as the ability to repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At March 31, 2009, our restricted payments basket was ($174.9) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005.

Weighted Average Borrowings.  For the three months ended March 31, 2009 and 2008, our weighted average borrowings outstanding were $224.8 million and $307.2 million, respectively, with a weighted average interest rate of 8.94% and 9.13%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.

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

We did not pay any dividends on the Preferred Shares in the first quarter of 2009.  Pursuant to certain restrictive covenants in the indenture governing our senior notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted until such time that the consolidated restricted payments basket (as defined in the indenture) has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.  See Note 16 to our Unaudited Condensed Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration. On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.  No debt or equity securities have been offered for sale under this universal shelf registration statement as of March 31, 2009.

CONTRACTUAL OBLIGATIONS

During the quarter ended March 31, 2009, the Company sold its airplane and used the proceeds from that sale to pay off the note payable associated with the airplane, which had a balance at December 31, 2009 of  $9.9 million.

There have been no other material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of March 31, 2009 to be the amount invested of $8.3 million, plus letters of credit and bonds totaling $1.9 million that serve as completion bonds for the development work in progress, and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 11 and Note 12 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of March 31, 2009 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $3.3 million, including cash deposits of $1.1 million, prepaid acquisition costs of $0.3 million, and letters of credit of $1.9 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2009, the Company has outstanding $71.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $37.3 million of performance bonds and $20.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.9 million share of our LLCs’ letters of credit and bonds); (2) $10.0 million of financial letters of credit, of which $1.9 million represents deposits on land and lot purchase agreements; and (3) $4.0 million of financial bonds.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  M/I Financial has also provided indemnifications to certain third party investors and insurers in lieu of repurchasing certain loans.  The risks associated with these guarantees and indemnities are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 12 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit borrowings of up to $180 million as of March 31, 2009, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $13.2 million and $21.2 million at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of $0.2 million.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three months ended March 31, 2009 and 2008, we recognized less than $0.1 million and $0.2 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At March 31, 2009 and December 31, 2008, the notional amount of the uncommitted IRLCs was $36.4 million and $25.4 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.6 million and $0.8 million at March 31, 2009 and December 31, 2008, respectively.  For the three months ended March 31, 2009 and 2008, we recognized expense of $0.1 million and income of $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At March 31, 2009 and December 31, 2008, the notional amount under these FMBSs was $26.0 million and $14.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.3 million and $0.2 million, respectively.  For the three months ended March 31, 2009 and 2008, we recognized less than $0.1 million and $0.2 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $8.2 million and $13.6 million at March 31, 2009 and December 31, 2008, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million and a net asset of $0.2 million at March 31, 2009 and December 31, 2008, respectively.  For the three months ended March 31, 2009 and 2008, we recognized expense of $0.3 million and $0.2 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $19.0 million and $18.7 million, respectively, at March 31, 2009 and both were $23.0 million at December 31, 2008.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of March 31, 2009 and December 31, 2008, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.2 million and $0.9 million, respectively.  For the three months ended March 31, 2009 and 2008, we recognized income of $0.6 million and $0.4 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2009:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2009	2010	2011	2012	2013	Thereafter	Total	3/31/09
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.81%	$27,740	$-	$-	$-	$-	$-	$27,740	$27,472
Variable rate	N/A	-	-	-	-	-	-	-	-

LIABILITIES:
Long-term debt – fixed rate	6.91%	$214	$306	$332	$200,360	$391	$4,770	$206,373	$110,532
Long-term debt – variable rate	1.85%	20,430	-	-	-	-	-	20,430	20,430

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2009, changes in responsibility for performing internal control procedures, as well as various internal control process changes, occurred as a result of changes in the Company’s workforce.  Management has evaluated these changes in our internal control over financial reporting, and believes that the changes were not material in regards to effective internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On March 14, 2008, a former employee filed a complaint in the United States District Court, Middle District of Florida, on behalf of himself and those similarly situated, against M/I Homes, Inc., alleging that he and other construction superintendents were misclassified as exempt and not paid overtime compensation under the Fair Labor Standards Act and seeking equitable relief, damages and attorneys' fees.  Six other individuals have filed consent forms in order to join the action.  The Company filed an answer on or about August 21, 2008 and intends to vigorously defend against the claims.

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against M/I Homes, Inc., and certain other identified and unidentified manufacturers, builders, and suppliers of drywall.  The plaintiff alleges that M/I Homes built his home with defective drywall, manufactured by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney's fees.  The Company filed a responsive pleading on or about April 30, 2009 and intends to vigorously defend against the claims.   Please refer to Note 13 of the Company’s Unaudited Condensed Consolidated Financial Statements for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position,  results of operations and cash flows. Such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company’s net income for the periods in which the matters are resolved.

Item 1A.  Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except for the updates set forth below.  Other factors beyond those referred to above and listed below, including factors known to us which we have not currently determined to be material, could also adversely affect us.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business.  We record warranty and other reserves for homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built.  We have, and require the majority of our subcontractors to have, general liability, workers’ compensation, and other business insurance.  These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits.  We reserve for the costs to cover our self-insured retentions and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported.  Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors’ arrangements, and our reserves will be adequate to address all of our warranty and construction defect claims in the future.  For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits.  Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly.  As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in some cases waived our customary insurance requirements. We have responded to the increases in insurance costs and coverage limitations by increasing our self-insured retentions.  There can be no assurance that coverage will not be further restricted and may become even more costly or may not be available at rates that are acceptable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

 (c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010, and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three month period ended March 31, 2009, the Company did not repurchase any shares.  As of March 31, 2009, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.  As discussed in Note 16 to our Unaudited Condensed Consolidated Financial Statements, because our “consolidated restricted payments basket” under the indenture governing our senior notes, is less than zero, we are restricted from repurchasing any shares under our common shares repurchase program.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1 to January 31, 2009	-	$ -	-	$6,715,000
February 1 to February 28, 2009	-	-	-	$6,715,000
March 1 to March 31, 2009	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

(1) On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million worth of its outstanding common shares.  This repurchase program expires on November 8, 2010.

Item 3.  Defaults Upon Senior Securities  - None.

Item 4.  Submission of Matters to a Vote of Security Holders  - None.

Item 5.  Other Information  - None.

Item 6.  Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

3.1	Amendment to the Company’s Amended and Restated Code of Regulations, hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 13, 2009.

10.1	2008 Executive Bonus Compensation, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 13, 2009.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	May 1, 2009	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	May 1, 2009	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amendment to the Company’s Amended and Restated Code of Regulations, hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 13, 2009.

10.1	2008 Executive Bonus Compensation, incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 13, 2009.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)