Form 10-Q
period 2009-06-30
M I HOMES INC
filed 2009-07-31
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
☐	TRANITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

Commission File Number 1-12434

M/I HOMES, INC.
(Exact name of registrant as specified in it charter)

Ohio	31-1210837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No	X

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
Common shares, par value $.01 per share: 18,510,236 shares outstanding as of July 28, 2009

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets at June 30, 2009 (Unaudited) and
		December 31, 2008	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three and Six Months Ended June 30, 2009 and 2008	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Six Months Ended June 30, 2009	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2009 and 2008	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

	Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	49

	Item 1A.	Risk Factors	49

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 3.	Defaults Upon Senior Securities	50

	Item 4.	Submission of Matters to a Vote of Security Holders	50

	Item 5.	Other Information	51

	Item 6.	Exhibits	51

Signatures			52

Exhibit Index			53

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$25,000	$32,518
Restricted cash	79,382	6,658
Mortgage loans held for sale	30,509	37,772
Inventory	496,367	516,029
Property and equipment - net	20,097	27,732
Investment in unconsolidated limited liability companies	7,432	13,130
Income tax receivable	3,067	39,456
Other assets	18,971	19,993
TOTAL ASSETS	$680,825	$693,288

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$44,778	$27,542
Customer deposits	5,517	3,506
Other liabilities	56,015	62,049
Community development district obligations	9,548	11,035
Obligation for consolidated inventory not owned	803	5,549
Note payable bank - financial services operations	19,478	35,078
Note payable – other	6,304	16,300
Senior notes – net of discount of $704 and $832, respectively, at June 30, 2009
and December 31, 2008	199,296	199,168
TOTAL LIABILITIES	$341,739	360,227

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	$96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 22,101,723 and 17,626,123 shares, respectively, at June 30, 2009 and December 31, 2008	221	176
Additional paid-in capital	135,946	82,146
Retained earnings	177,925	225,956
Treasury shares – at cost – 3,591,487 and 3,602,141 shares, respectively, at June 30, 2009
and December 31, 2008	(71,331)	(71,542)
TOTAL SHAREHOLDERS’ EQUITY	$339,086	333,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$680,825	$693,288

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$116,146	$141,002	$212,295	$297,087
Costs, expenses and other loss (income):
Land and housing	101,598	122,233	189,513	253,801
Impairment of inventory and investment in unconsolidated LLCs	6,576	39,872	17,522	60,979
General and administrative	16,415	17,133	28,417	34,691
Selling	9,629	13,087	18,738	26,813
Interest	1,811	2,106	5,007	6,545
Other loss (income)	-	-	941	(5,555)
Total costs, expenses and other loss (income)	136,029	194,431	260,138	377,274

Loss before income taxes	(19,883)	(53,429)	(47,843)	(80,187)

Provision for income taxes	19	37,821	188	31,213

Loss from continuing operations	(19,902)	(91,250)	(48,031)	(111,400)

Discontinued operation, net of tax	-	(413)	-	(33)

Net loss	$(19,902)	$(91,663)	$(48,031)	$(111,433)

Preferred dividends	-	2,438	-	4,875

Net loss to common shareholders	$(19,902)	$(94,101)	$(48,031)	$(116,308)

Loss per common share:
Basic:
Continuing operations	$(1.26)	$(6.69)	$(3.22)	$(8.30)
Discontinued operation	$-	$(0.03)	$-	$-
Basic loss	$(1.26)	$(6.72)	$(3.22)	$(8.30)
Diluted:
Continuing operations	$(1.26)	$(6.69)	$(3.22)	$(8.30)
Discontinued operation	$-	$(0.03)	$-	$-
Diluted loss	$(1.26)	$(6.72)	$(3.22)	$(8.30)

Weighted average shares outstanding:
Basic	15,790	14,016	14,913	14,012
Diluted	15,790	14,016	14,913	14,012

Dividends per common share	$-	$0.025	$-	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2009
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2008	4,000	$96,325	14,023,982	$176	$82,146	$225,956	$(71,542)	$333,061
Net loss	-	-	-	-	-	(48,031)	-	(48,031)
Common stock issuance	-	-	4,475,600	45	52,523	-	-	52,568
Income tax benefit from stock options and
deferred compensation distributions	-	-	-	-	(130)	-	-	(130)
Stock-based compensation expense	-	-	-	-	1,505	-	-	1,505
Deferral of executive and director compensation	-	-	-	-	113	-	-	113
Executive and director deferred
compensation distributions	-	-	10,654	-	(211)	-	211	-
Balance at June 30, 2009	4,000	$96,325	18,510,236	$221	$135,946	$177,925	$(71,331)	$339,086

   See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(48,031)	$(111,433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	12,130	46,967
Impairment of investment in unconsolidated limited liability companies	6,808	15,224
Mortgage loan originations	(163,612)	(171,971)
Proceeds from the sale of mortgage loans	169,234	198,487
Fair value adjustment of mortgage loans held for sale	1,641	(944)
Net loss (gain) from property disposals	941	(5,530)
Bad debt expense	1,148	-
Depreciation	2,599	2,858
Amortization of intangibles, debt discount and debt issue costs	1,256	784
Stock-based compensation expense	1,505	1,758
Deferred income tax (benefit) expense	(19,328)	2,234
Deferred tax asset valuation allowance	19,328	58,011
Income tax receivable	36,389	21,810
Excess tax benefits from stock-based payment arrangements	130	98
Equity in undistributed loss of limited liability companies	(7)	29
Write-off of unamortized debt discount and financing costs	554	1,059
Change in assets and liabilities:
Cash held in escrow	3,597	14,224
Inventories	155	63,664
Other assets	1,127	7,487
Accounts payable	17,236	(14,944)
Customer deposits	2,011	(1,849)
Accrued compensation	(4,227)	(5,295)
Other liabilities	(1,733)	(13,229)
Net cash provided by operating activities	40,851	109,499

INVESTING ACTIVITIES:
Restricted cash	(76,321)	-
Purchase of property and equipment	(3,127)	(2,598)
Proceeds from the sale of property	7,878	9,454
Investment in unconsolidated limited liability companies	(801)	(3,157)
Return of investment from unconsolidated limited liability companies	15	357
Net cash (used in) provided by investing activities	(72,356)	4,056

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(15,600)	(105,674)
Principal repayments of mortgage notes payable other and community
development district bond obligations	(10,638)	(199)
Net proceeds from issuance of common stock	52,568	-
Debt issue costs	(2,122)	(928)
Payments on capital lease obligations	(91)	(475)
Dividends paid	-	(5,582)
Proceeds from exercise of stock options	-	8
Excess tax benefits from stock-based payment arrangements	(130)	(98)
Net cash provided by (used in) financing activities	23,987	(112,948)
Net (decrease) increase in cash	(7,518)	607
Cash balance at beginning of period	32,518	1,506
Cash balance at end of period	$25,000	$2,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$3,154	$1,873
Income taxes	$136	$385

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(845)	$(186)
Consolidated inventory not owned	$(4,746)	$(340)
Distribution of single-family lots from unconsolidated limited liability companies	$2	$4,562
Transfer between other assets and inventory	$(813)	$-
Non-monetary exchange of fixed assets	$-	$13,000
Deferral of executive and director compensation	$113	$85
Executive and director deferred compensation distributions	$211	$254

   See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  Basis of Presentation

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

NOTE 2.  Cash and Restricted Cash

The table below is a summary of our cash balances at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
(in thousands)	(Unaudited)

Homebuilding	$15,981	$13,905
Financial services	9,019	18,613
Unrestricted cash	25,000	32,518
Restricted cash	79,382	6,658
Total cash	$104,382	$39,176

Restricted cash consists of homebuilding cash the Company had in excess of $25.0 million at June 30, 2009, that is to be designated as collateral in accordance with the Third Amendment to the Second Amended and Restated Credit Facility dated October 6, 2006 (the “Credit Facility”).  See Note 17 for more details regarding the Credit Facility.  Restricted cash also includes cash held in escrow of $3.1 million and $6.7 million at June 30, 2009 and December 31, 2008, respectively.

NOTE 3.  Impact of Accounting Standards

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” be included in interim financial statements.  In addition, FSP 107-1 requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, and the adoption of it did not have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements, but it did result in additional disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for all interim and annual periods ending after June 15, 2009, and the adoption did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities (“VIEs”) and to provide more relevant and reliable information to users of financial statements.  SFAS 167 is effective for all new and existing VIEs as of the beginning of the first fiscal year that begins after November 15, 2009.  The Company is still in the process of determining the impact, if any, the adoption of SFAS 167 will have on its Unaudited Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 was issued to replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and to establish the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have a material effect on its Unaudited Condensed Consolidated Financial Statements.

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

Assets Measured on a Recurring Basis

The Company applies SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) for its mortgage loans held for sale, and adopted SEC Staff Accounting Bulletin (“SAB”) 109 for both mortgage loans held for sale and interest rate lock commitments (“IRLCs”).  Electing fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them.

In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives pursuant to the requirements of SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” (“SFAS 133”), and accordingly, are marked to fair value through earnings.  Fair value is determined pursuant to SFAS 157 and SAB 109.  Changes in fair value measurements are included in earnings in the accompanying statements of operations.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $5.3 million and $21.2 million at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, the fair value of the committed IRLCs resulted in a liability of $0.2 million and the related best-efforts contracts resulted in a liability of $0.1 million.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For both the three and six months ended June 30, 2009, we recognized expense of $0.1 million relating to marking these committed IRLCs and the related best-efforts contracts to market.  For the three and six months ended June 30, 2008, we recognized income of less than $0.1 million and expense of $0.2 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At June 30, 2009 and December 31, 2008, the notional amount of the uncommitted IRLCs was $65.8 million and $25.4 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in a liability of less than $0.1 million and an asset of $0.8 million at June 30, 2009 and December 31, 2008, respectively.  For the three and six months ended June 30, 2009, we recognized expense of $0.6 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and six months ended June 30, 2008, we recognized expense of $0.3 million and income of $0.5 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At June 30, 2009 and December 31, 2008, the notional amount under these FMBSs was $67.0 million and $14.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.4 million and a liability of $0.2 million, respectively.  For the three and six months ended June 30, 2009, we recognized income of $0.7 million and $0.6 million, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2008, we recognized income of $0.6 million and $0.3 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $7.2 million and $13.6 million at June 30, 2009 and December 31, 2008, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.4 million and a net asset of $0.2 million at June 30, 2009 and December 31, 2008, respectively.  For the three and six months ended June 30, 2009, we recognized expense of $0.3 million and $0.6 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For the three and six months ended June 30, 2008, we recognized income of $0.1 million and expense of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $23.0 million and $23.6 million, respectively, at June 30, 2009 and both were $23.0 million at December 31, 2008.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of June 30, 2009 and December 31, 2008, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.6 million and a liability of $0.9 million, respectively.  For the three and six months ended June 30, 2009, we recognized income of $0.8 million and $1.5 million, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2008, we recognized income of $0.6 million and $1.0 million, respectively, relating to marking these FMBSs to market.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2009:

Description of asset or liability (In thousands)	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage loans held for sale	$ (177)	$ -	$ (177)	$ -
Forward sales of mortgage-backed securities	1,007	-	1,007	-
Interest rate lock commitments	(220)	-	(220)	-
Best-efforts contracts	(177)	-	(177)	-

Total	$ 433	$ -	$ 433	$ -

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2008:

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage loans held for sale	$1,464	$ -	$1,464	$ -
Forward sales of mortgage-backed securities	(1,104)	-	(1,104)	-
Interest rate lock commitments	638	-	638	-
Best-efforts contracts	73	-	73	-

Total	$1,071	$ -	$1,071	$ -

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

Investment in unconsolidated limited liability companies. In accordance with APB No. 18, “The Equity Method of Investments In Common Stock” (“APB 18”) and SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” (“SAB Topic M”), the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the LLC, the timing of distribution of lots to the Company from the LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of June 30, 2009, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the three months ended June 30, 2009:

Description of asset or liability (In Thousands)	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (a)
Inventory (b)	$18,654	$ -	$ -	$18,654	$4,823
Investment in LLCs (c)	829	-	-	829	1,554
Total fair value measurements	$19,483	$ -	$ -	$19,483	$6,377

(a)	Represents total losses recorded during the three months ended June 30, 2009.

(b)
In accordance with SFAS 144, inventory, with a carrying value of $23.5 million was written down to fair value of $18.7 million, resulting in an impairment charge of $4.8 million, which was included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for three months ended June 30, 2009.  The additional $0.2 million taken in impairment charges related to homes closed during the three months ended June 30, 2009, and therefore not included in the carrying value.

(c)
In accordance with APB 18, investment in LLCs with an aggregate carrying value of $2.4 million were written down to their fair value of $0.8 million, resulting in an impairment charge of $1.6 million, which is included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2009.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the six months ended June 30, 2009:

Description of asset or liability (In Thousands)	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Losses (a)
Inventory (b)	$$34,861	$	$ -	$	$ -	$$34,861	$	$ 9,293
Investment in LLCs (c)	2,494		-		-	2,494		6,808
Total fair value measurements	$$37,355	$	$ -	$	$ -	$$37,355		$$16,101

(a)	Represents total losses recorded during the six months ended June 30, 2009.
(b)
In accordance with SFAS 144, inventory, with a carrying value of $44.2 million was written down to fair value of $34.9 million, resulting in an impairment charge of $9.3 million, which was included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for six months ended June 30, 2009.  The additional $1.4 million taken in impairment charges related to homes closed during the six months ended June 30, 2009, and therefore not included in the carrying value.

(c)
In accordance with APB 18, investment in LLCs with an aggregate carrying value of $9.3 million were written down to their fair value of $2.5 million, resulting in an impairment charge of $6.8 million, which is included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2009.

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

All derivatives are recognized on the balance sheet at their fair value.  The total notional amount of the Company’s derivatives as of June 30, 2009 was $173.6 million.  Refer to Note 4 above for further discussion surrounding our derivative instruments.

	Asset Derivatives		Liability Derivatives
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$1,007	Other liabilities	$ -
Interest rate lock commitments	Other assets	-	Other liabilities	220
Best-efforts contracts	Other assets	-	Other liabilities	177
Total fair value measurements		$1,007		$397

	Amount of Gain (Loss) Recognized on Derivatives

Description of Derivatives	Three Months Ended June 30, 2009 (in thousands)	Six Months Ended June 30, 2009 (in thousands)	Location of Gain (Loss) Recognized on Derivatives
Forward sales of mortgage-backed securities	$1,501	$2,111	Financial Services Revenue
Interest rate lock commitments	(870)	(858)	Financial Services Revenue
Best-efforts contracts	155	(250)	Financial Services Revenue
Total gain recognized on derivatives	$ 786	$1,003

NOTE 6.  Inventory

A summary of the Company’s inventory as of June 30, 2009 and December 31, 2008 is as follows:

	June 30,	December 31,
(In thousands)	2009	2008
Single-family lots, land and land development costs	$293,217	$333,651
Land held for sale	2,804	2,804
Homes under construction	175,129	150,949
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2009 - $2,666;
December 31, 2008 - $2,130)	14,475	12,928
Community development district infrastructure (Note 13)	9,530	10,376
Land purchase deposits	409	1,070
Consolidated inventory not owned (Note 14)	803	4,251
Total inventory	$496,367	$516,029

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

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of June 30, 2009 and December 31, 2008, we had 413 homes (valued at $41.1 million) and 431 homes (valued at $69.6 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventories for recoverability in accordance with the provisions of SFAS 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 7 below for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For both the three and six months ended June 30, 2009, the Company wrote off $1.4 million in option deposits and pre-acquisition costs.  Refer to Note 7 below for additional details relating to write-offs of land option deposits and pre-acquisition costs.

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

Land held for sale.  Land held for sale includes land that meets the six criteria defined in SFAS 144, as discussed above in Note 6.  In accordance with SFAS 144, the Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  Fair value is determined based on the expected third party sale proceeds.

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated LLCs for impairment in accordance with APB 18 and SAB Topic 5.M.  When evaluating the LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 10.

As of June 30, 2009, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.

A summary of the Company’s valuation adjustments and write-offs for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Impairment of operating communities:
Midwest	$1,523	$8,397	$2,863	$10,917
Florida	2,388	1,460	3,872	4,590
Mid-Atlantic	1,111	6,419	3,979	6,513
Total impairment of operating communities (a)	$5,022	$16,276	$10,714	$22,020
Impairment of future communities:
Midwest	$-	$1,524	$-	$1,524
Florida	-	-	-	4,380
Mid-Atlantic	-	-	-	-
Total impairment of future communities (a)	$-	$1,524	$-	$5,904
Impairment of land held for sale:
Midwest	$-	$358	$-	$358
Florida	-	10,238	-	17,473
Mid-Atlantic	-	-	-	-
Total impairment of land held for sale (a)	$-	$10,596	$-	$17,831
Option deposits and pre-acquisition costs write-offs:
Midwest	$520	$1	$523	$25
Florida	-	2	14	133
Mid-Atlantic	864	5	879	1,054
Total option deposits and pre-acquisition costs write-offs (b)	$1,384	$8	$1,416	$1,212
Impairment of investments in unconsolidated LLCs:
Midwest	$-	$176	$72	$176
Florida	1,554	11,300	6,736	15,048
Mid-Atlantic	-	-	-	-
Total impairment of investments in unconsolidated LLCs (a)	$1,554	$11,476	$6,808	$15,224

Total impairments and write-offs of option deposits and
pre-acquisition costs	$7,960	$39,880	$18,938	$62,191

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

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Capitalized interest, beginning of period	$25,923	$28,522	$25,836	$29,212
Interest capitalized to inventory	2,520	2,694	4,279	5,223
Capitalized interest charged to cost of sales	(3,056)	(3,093)	(4,728)	(6,312)
Capitalized interest, end of period	$25,387	$28,123	$25,387	$28,123

Interest incurred	$4,331	$4,800	$9,286	$11,768

NOTE  9.  Property and Equipment

The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following is a summary of the major classes of depreciable assets and their estimated useful lives as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(In thousands)	2009	2008
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	24,670	21,542
Transportation and construction equipment	289	10,015
Property and equipment	36,782	43,380
Accumulated depreciation	(16,685)	(15,648)
Property and equipment, net	$20,097	$27,732

Estimated
Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-7 years

Depreciation expense (excluding expense relating to model furnishings classified in Inventory) was approximately $1.9 million and $2.2 million for the six month periods ended June 30, 2009 and 2008, respectively.

During the first quarter of 2009, the Company sold its airplane for $8.0 million.  The transaction was with an unrelated party.  The airplane had a book value of $8.9 million, resulting in a loss of $0.9 million that is included in other (loss) income on the Company’s Unaudited Condensed Consolidated Statement of Operations.

NOTE 10.  Investment in Unconsolidated Limited Liability Companies

At June 30, 2009, the Company had interests ranging from 33% to 50% in LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these LLCs has outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In one of these LLCs, the Company and its partner in the entity have provided the lender with environmental indemnifications and a guarantee of the completion of land development, a loan maintenance and limited payment guaranty, and guarantees of minimum net worth levels of one of the Company’s subsidiaries as more fully described in Note 11 below.  The Company’s maximum exposure related to its investment in these entities as of June 30, 2009 is the amount invested of $7.4 million plus letters of credit and bonds totaling $1.4 million and the estimated possible future obligation of $11.2 million under the guarantees and indemnifications discussed in Note 11 below.  Included in the Company’s investment in LLCs at June 30, 2009 and December 31, 2008 are $0.7 million and $0.6 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.  The Company received distributions of developed lots at cost totaling less than $0.1 million in both the three and six months ended June 30, 2009 and less than $0.1 million and $4.6 million in the three and six months ended June 30, 2008, respectively.

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

Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Warranty accrual, beginning of period	$9,082	$10,979	$9,518	$12,006
Warranty expense on homes delivered during the period	1,000	1,050	1,819	2,168
Changes in estimates for pre-existing warranties	(774)	456	(1,023)	67
Settlements made during the period	(1,776)	(2,044)	(2,782)	(3,800)
Warranty accrual, end of period	$7,532	$10,441	$7,532	$10,441

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $83.1 million and $64.4 million were covered under the above guarantees as of June 30, 2009 and December 31, 2008, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at June 30, 2009, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2009 or 2008, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $2.5 million and $2.8 million at June 30, 2009 and December 31, 2008, respectively.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.8 million and $1.5 million as of June 30, 2009 and December 31, 2008, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third-party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided an environmental indemnification, a loan maintenance and limited payment guaranty and a minimum net worth guarantee of one of the Company’s subsidiaries in connection with outside financing provided by a lender to one of our 50% owned LLCs.  Under the environmental indemnification, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third-party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of June 30, 2009, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $11.2 million.  Under the above guarantees and indemnifications, the LLC operating agreement provides recourse against our LLC partner for 50% of any actual liability associated with the environmental indemnification, land development completion guarantee and the loan maintenance and limited payment guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $1.7 million and $1.9 million at June 30, 2009 and December 31, 2008, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 12.  Commitments and Contingencies

At June 30, 2009, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 1,106 homes, with an aggregate sales price of approximately $260.2 million.  Based on our current housing gross margin of 11.2%, less variable selling costs of 4.1% of revenue, less payments to date on homes in backlog of $126.3 million, we estimate payments totaling approximately $115.4 million to be made in 2009 relating to those homes.

At June 30, 2009, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $65.9 million.  Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2009, the Company had outstanding approximately $64.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016.  Included in this total are: (1) $35.6 million of performance bonds and $17.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.7 million share of our LLCs’ letters of credit and bonds); (2) $7.5 million of financial letters of credit, of which $1.1 million represent deposits on land and lot purchase agreements; and (3) $4.2 million of financial bonds.

During the first half of 2009, we accrued $5.3 million for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.

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

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of June 30, 2009:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
7/15/2004	12/1/2022	6.00%	$4,374
7/15/2004	12/1/2036	6.25%	10,060
3/15/2007	5/1/2037	5.20%	6,890
Total CDD bond obligations issued and outstanding as of June 30, 2009			$21,324

In accordance with EITF Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded a $9.5 million liability related to these CDD bond obligations as of June 30, 2009, along with the related inventory infrastructure.

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

As of June 30, 2009 and December 31, 2008, the Company had recorded $0.8 million and $4.3 million, respectively, within Inventory on the Consolidated Balance Sheet, representing the fair value of land under contract.  The corresponding liability has been classified as Obligation for Consolidated Inventory Not Owned in the Consolidated Balance Sheet.

NOTE 15.  Universal Shelf Registration

On May 19, 2009, we raised $52.6 million by issuing 4,475,600 shares of our common stock in a public offering, pursuant to the $250 million universal shelf registration filed by the Company with the SEC in August 2008.

As of June 30, 2009, $194.1 million remains available for future offerings under a $250 million universal shelf registration.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

NOTE 16.  Shareholders’ Equity

The Company issued 4,475,600 shares of its common stock in a public offering on May 19, 2009.  The Company raised approximately $52.6 million from that issuance which is intended to be used for general corporate purposes.

NOTE 17.  Notes Payable Banks

In January 2009, we entered into the Third Amendment to the Credit Facility to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; (2) require secured borrowings based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein; (3) provide for $65 million of availability during the Initial Period (to August 20, 2009)  with three 1-month extension options;  however, during the Initial Period, requires that any cash in excess of $25 million be designated as collateral; (4) redefine consolidated tangible net worth as equal to or exceeding (i) $100 million plus (ii) fifty percent (50%) of Consolidated Earnings (without deduction for losses and excluding the effect of any decrease in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after December 31, 2008 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero; plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after December 31, 2008; (5) require the permitted leverage ratio not to exceed 2.00x; (6) increase the percentage of speculative units allowed based on the latest six and twelve month closings; (7) increase the limitations on joint venture investments and extensions of credit in connection with the sale of land; and (8) increase the pricing provisions.

The Company’s total cash balance, both non-restricted and restricted, at June 30, 2009 was $104.4 million.  As stated above, the Credit Facility requires all homebuilding cash in excess of $25.0 million to be designated as collateral and therefore classified as restricted cash during this interim period.

Under the Third Amendment to the Credit Facility, borrowing availability was $40.8 million at June 30, 2009 in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are secured and are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.  At June 30, 2009, the Company’s homebuilding operations had financial letters of credit totaling $7.5 million, performance letters of credit totaling $16.6 million, and no borrowings outstanding under the Credit Facility.

The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of June 30, 2009, our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $235.5 million.  As of June 30, 2009, the Company was in compliance with all restrictive covenants of the Credit Facility.

On April 29, 2009, M/I Financial entered into a new secured credit agreement (“MIF Credit Agreement”).  This agreement replaced M/I Financial’s previous credit agreement that expired on May 21, 2009.

The MIF Credit Agreement provides M/I Financial with $20.0 million maximum borrowing availability, with an additional $10.0 million of availability from December 20, 2009 through January 19, 2010.  The MIF Credit Agreement, which expires on May 15, 2010, is secured by certain mortgage loans.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  M/I Financial shall not permit its tangible net worth to be less than the sum of (1) $13.0 million, as of the end of any calendar month during the period beginning May 15, 2009 and ending November 30, 2009, and (2) $13.0 million plus (a) twenty-five percent (25%) of the greater of (i) net income of M/I Financial and its subsidiaries or (ii) zero, calculated separately for each fiscal year beginning with the fiscal year ending December 31, 2009.  M/I Financial shall not permit its adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to be less than the sum of (1) $11.0 million, as of the end of any calendar month during the period beginning May 15, 2009 and ending November 30, 2009, and (2) $11.0 million plus (a) twenty-five percent (25%) of the greater of (i) net income of M/I Financial and its subsidiaries or (ii) zero, calculated separately for each fiscal year beginning with the fiscal year ending on December 31, 2009.  M/I Financial shall not permit the ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of the greater of the floating LIBOR rate or 5.25%.  As of June 30, 2009, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

On July 27, 2009, the Company entered into four secured Letter of Credit Facilities (“LOC Facilities”).  Please refer to Note 23 for more information regarding these LOC Facilities.

NOTE 18.   Senior Notes

As of June 30, 2009, there were $200 million of senior notes outstanding.  The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At June 30, 2009, our restricted payments basket was ($141.9) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.  The Credit Facility discussed above in Note 17 prohibits the early repurchase of such senior notes.

NOTE 19.  Loss Per Share

Loss per share (“EPS”) is calculated based on the weighted average number of common shares outstanding during each period.  The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation.  There are no adjustments to net loss necessary in the calculation of basic or diluted earnings per share.  The table below presents information regarding basic and diluted loss per share for the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2009			2008
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(19,902)			$(91,250)
Less: preferred stock dividends	-			2,438
Loss to common shareholders from continuing operations	$(19,902)	15,790	$(1.26)	$(93,688)	14,016	$(6.69)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(19,902)	15,790	$(1.26)	$(93,688)	14,016	$(6.69)

Anti-dilutive stock equivalent awards not included in
the calculation of diluted loss per share		1,780			1,471

	Six Months Ended
	June 30,
(In thousands, except per share amounts)	2009			2008
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(48,031)			$(111,400)
Less: preferred stock dividends	-			4,875
Loss to common shareholders from continuing operations	$(48,031)	14,913	$(3.22)	$(116,275)	14,012	$(8.30)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(48,031)	14,913	$(3.22)	$(116,275)	14,012	$(8.30)

Anti-dilutive stock equivalent awards not included in
the calculation of diluted loss per share		1,678			1,399

NOTE 20.  Income Taxes

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

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are now in a four-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of June 30, 2009, the Company has recorded a total valuation allowance of $128.2 million against its deferred tax assets.  In 2009, we do not expect to record any additional tax benefits as the carryback has been exhausted.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At June 30, 2009, the Company had a Federal net operating loss (“NOL”) carryforward of approximately $46.6 million.  This Federal carryforward benefit will begin to expire in 2028.  The Company also had state NOL benefits of $10.3 million.  These state carryforward benefits will begin to expire in 2022.   The amount of taxable income that needs to be generated by the Company in order to realize our gross deferred tax asset is $350.4 million.

NOTE 21.  Financial Instruments

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008.  SFAS 157, “Fair Value Measurements,” defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including cash in escrow	$104,382	$104,382	$39,176	$39,176
Mortgage loans held for sale	30,509	30,509	37,772	37,772
Other assets	13,964	13,824	14,282	13,813
Notes receivable	4,000	4,000	5,000	5,356
Forward sale of mortgage-backed securities	1,007	1,007	-	-
Commitments to extend real estate loans	-	-	638	638
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	-	-	73	73

Liabilities:
Notes payable - banks	19,478	19,478	35,078	35,078
Mortgage notes payable	6,304	7,344	6,442	9,819
Notes payable - other	-	-	9,857	9,857
Senior notes	199,296	159,250	199,168	105,000
Commitments to extend real estate loans	220	220	-	-
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	177	177	-	-
Forward sale of mortgage-backed securities	-	-	1,104	1,104
Other liabilities	53,196	53,196	54,183	54,183
Off-Balance Sheet Financial Instruments:
Letters of credit	-	505	-	727

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2009 and December 31, 2008:

Cash, Cash Held in Escrow and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Notes Payable - Other and Senior Notes.  The fair value of these financial instruments was determined based upon market quotes at June 30, 2009 and December 31, 2008.  The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation.  The inputs were adjusted to account for the condition of the asset or liability.

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

Letters of Credit.  Letters of credit and outstanding completion bonds of $64.5 million and $80.1 million represent potential commitments at June 30, 2009 and December 31, 2008, respectively.  The letters of credit generally expire within one or two years.  The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 22.  Business Segments

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

The chief operating decision makers utilize operating loss, defined as loss before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the three and six months ended June 30, 2009 and 2008 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Revenue:
Midwest homebuilding	$48,726	$57,171	$86,740	$106,478
Florida homebuilding	21,147	39,109	44,793	89,641
Mid-Atlantic homebuilding	43,079	41,385	74,579	85,256
Other homebuilding - unallocated (a)	-	166	-	7,131
Financial services	3,194	3,171	6,183	8,581
Total revenue	$116,146	$141,002	$212,295	$297,087

Operating (loss) income:
Midwest homebuilding (b)	$(4,232)	$(13,017)	$(9,350)	$(18,359)
Florida homebuilding (b)	(7,065)	(24,447)	(18,399)	(42,609)
Mid-Atlantic homebuilding (b)	(2,143)	(8,027)	(6,003)	(10,233)
Other homebuilding - unallocated (a)	-	1	-	502
Financial services	1,485	1,114	2,836	4,593
Less: Corporate selling, general and administrative expense (c)	(6,117)	(6,947)	(10,979)	(13,091)
Total operating loss	$(18,072)	$(51,323)	$(41,895)	$(79,197)

Interest expense:
Midwest homebuilding	$919	$937	$2,443	$2,719
Florida homebuilding	392	289	1,088	1,511
Mid-Atlantic homebuilding	444	778	1,370	2,071
Financial services	56	102	106	244
Total interest expense	$1,811	$2,106	$5,007	$6,545

Other (loss) income (d)	-	-	(941)	5,555

Loss from continuing operations before income taxes	$(19,883)	$(53,429)	$(47,843)	$(80,187)

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

(b) For the three months ended June 30, 2009 and 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $7.9 million and $39.9 million, respectively.  These charges reduced operating income by $2.0 million and $10.5 million in the Midwest region, $3.9 million and $23.0 million in the Florida region and $2.0 million and $6.4 million in the Mid-Atlantic region for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $18.9 million and $62.2 million, respectively.  These charges reduced operating income by $3.4 million and $13.0 million in the Midwest region, $10.6 million and $41.6 million in the Florida region and $4.9 million and $7.6 million in the Mid-Atlantic region for the six months ended June 30, 2009 and 2008, respectively.

(c) The three and six months ended June, 2009 include the impact of severance charges of $0.7 million and $0.8 million, respectively, and the three and six months ended June, 2008 include the impact of severance charges of $0.9 million and $2.0 million, respectively.

(d) Other (loss) income is comprised of the loss on the sale of the plane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

The following table shows total assets by segment as of June 30, 2009 and December 31, 2008:

	At June 30, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$266	$25	$118	$-	$409
Inventory	243,145	88,993	163,820	-	495,958
Investments in unconsolidated entities	6,510	922	-	-	7,432
Other assets	3,184	10,046	3,736	160,060	177,026
Total assets	$253,105	$99,986	$167,674	$160,060	$680,825

	At December 31, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$96	$32	$942	$-	$1,070
Inventory	232,853	102,500	179,606	-	514,959
Investments in unconsolidated entities	6,359	6,771	-	-	13,130
Other assets	2,758	12,284	4,720	144,367	164,129
Total assets	$242,066	$121,587	$185,268	$144,367	$693,288

NOTE 23.  Subsequent Events

The Company has evaluated subsequent events through July 31, 2009, which is the date these financial statements were issued.  Except for the event set forth below, no material subsequent events occurred between June 30, 2009 and July 31, 2009.

On July 27, 2009, the Company entered into four secured LOC Facilities with a borrowing capacity of $35 million.  The LOC Facilities mature on September 30, 2010 and do not contain any covenants.  There are, however, cross defaults to the Credit Facility discussed above in Note 17, as well as collateral requirements which the Company will cover solely with cash.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 74,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In 2008, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and our updates discussed in “Item 1A. Risk Factors” in Part II of this report.

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

For the three months ended June 30, 2009, the company evaluated all active communities for impairment indicators.  A recoverability analysis was performed for 27 communities and an impairment charge was recorded in 14 of those communities.  The carrying value of those 14 impaired communities was $38.6 million at June 30, 2009.

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

As of June 30, 2009, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2010, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of June 30, 2009, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

Our quarterly assessments reflect management’s estimates.  Due to the uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, in Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, and in “Item 1A. Risk Factors” of Part II of this report, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

The Company adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”) for certain non-financial assets and liabilities on January 1, 2009.  The adoption of SFAS 157 did not change how the Company assesses inventory for recoverability in accordance with the provisions of SFAS 144.

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

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Investments In Common Stock,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the LLC, the timing of distribution of lots to the Company from the LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC.  As of June 30, 2009, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2009, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per employee’s lifetime.  Our self-insurance limit for workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $15.0 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $7.0 million and $1.0 million, respectively, for all self-insured and general liability claims during the six months ended June 30, 2009 and 2008.  Please see Note 12 to our Unaudited Condensed Consolidated Financial Statements for more information surrounding the year-to-date 2009 expenses.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

In accordance with SFAS 109, the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are now in a four-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of June 30, 2009, the Company had a total valuation allowance of $128.2 million recorded.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

Highlights and Trends for the Three and Six Months Ended June 30, 2009

Overview

During the second quarter of 2009, we experienced our third consecutive quarter of year-over-year increases in new contracts and second quarter of year-over-year increases in backlog units since the housing market began its decline in late 2006.  For the quarter, our new contracts increased 43% while our backlog units improved 26%, despite a 23% decline in active communities from a year ago.  Homes delivered also increased in the second quarter of 2009 compared to 2008, which hasn’t occurred since the second quarter of 2006.  We believe our new contract results underscore the importance of great locations, focused quality product, excellent customer service and effective marketing. We are cautiously optimistic about this two quarter trend. While we have experienced an uptick in demand in the first half of 2009 from a more confident homebuyer, given improved affordability,  historically low interest rates,  and the $8,000 federal tax credit,  signs remain that indicate we have a ways to go to a full recovery in the industry.  Today’s current  economic environment continues to yield rising unemployment, increased foreclosures, very tight credit standards and the government tax credit is set to expire on December 1, 2009.

In the current challenging environment, we believe our balance sheet, liquidity and access to capital, our commitment to customer service, our geographic presence, our diversified product lines, our experienced personnel, and our brand name all position us well for such opportunities now and in the future.  At June 30, 2009, we had $104.4 million of cash and cash equivalents (including $76.3 million of restricted cash) on hand and approximately $40.8 million available under our revolving credit facility, which extends to October 2010.

When our industry recovers, we believe that we will see reduced competition from the small and mid-sized private builders, leading to our ability to increase our market share in our existing markets.  We believe that the access of these private builders to capital already appears to be severely constrained.  We envision that there will be fewer and more selective lenders serving our industry at that time.  Those lenders likely will gravitate to the homebuilding companies that offer them the greatest security, the healthiest balance sheets and the broadest array of potential business opportunities.  We believe that this reduced competition, combined with attractive long-term demographics, will reward those builders who can persevere through the current challenging environment.

Key Financial Results

●
For the quarter ended June 30, 2009, total revenue decreased $24.9 million (18%) to approximately $116.1 million when compared to the quarter ended June 30, 2008.  This decrease is largely attributable to a decrease of $13.8 million in housing revenue, from $126.8 million in 2008 to $113.0 million in 2009 due to a decline in the average sales price of homes delivered, along with a decrease in revenue from outside land sales of $10.9 million.  The average sales price of homes delivered decreased 15%, from $272,000 for the quarter ended June 30, 2008 to $230,000 for the quarter ended June 30, 2009.  Homes delivered increased 6%, from 466 in the second quarter of 2008 to 492 in the same period of 2009.  Our financial services revenue remained the same for the quarter ended June 30, 2009 as the quarter ended June 30, 2008 at $3.2 million.  There was a 12% increase in the number of loans originated, from 382 in 2008 to 426 in 2009 and a 3.2% increase in the value of such loans.

●
Loss before taxes for the second quarter of 2009 decreased by $33.5 million (63%), from $53.4 million in the second quarter of 2008 to $19.9 million in the second quarter of 2009.  During the second quarter of 2009, the Company incurred charges totaling $7.9 million compared to $39.9 million incurred in the second quarter of 2008, related to the impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, as well as $2.9 million of other non-operating charges (drywall warranty issues of $1.3 million, bad debt expense of $1.0 million and severance of $0.7 million), the Company had a pre-tax loss of $9.0 million in the second quarter of 2009, which represents a $3.6 million improvement from 2008’s pre-tax loss of $12.6 million (exclusive of aforementioned impairments and $0.9 million of severance).  The improvement from 2008 was primarily driven by lower selling, general and administrative expenses, offset in part by lower operating gross margin dollars. The second quarter operating gross margin was 13.6% compared to 2008’s 13.3%.  While the percentage was up, the dollar decline was due to the decline in average closing price discussed above.  Selling expenses decreased by $3.5 million (26%) for the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2008, primarily due to (1) a $1.3 million decrease in variable selling expenses; (2) a $0.9 million decrease in model home expenses; (3) a $0.6 million decrease in advertising expenses; (4) a $0.3 million in payroll-related expenses; and (5) a $0.3 million decrease in miscellaneous expenses.  Additionally, general and administrative expenses decreased $0.7 million (4%) from the second quarter of 2008 to the second quarter of 2009 primarily due to (1) a decrease of $1.2 million in payroll and incentive expenses; (2) a decrease of $0.8 million in professional fees; and (3) a decrease of $0.1 million in miscellaneous expenses;  These decreases were partially offset by an increase of $1.4 million in abandoned projects and deposit write-offs; and by the bad debt expense mentioned above.  Please see the table set forth below reconciling non-GAAP measures.

●
For the six months ended June 30, 2009, total revenue decreased $84.8 million (29%) compared to the first half of 2008.  This decrease is attributable to a decrease of $52.2 million in housing revenue, from $257.7 million in 2008 to $205.5 million in 2009, along with a $23.0 million decrease in revenue from outside land sales, from $23.7 million in the first half of 2008 to $0.7 million in the first half of 2008.  The $52.2 million decrease in housing revenue was primarily due to both a decline in homes delivered and average sales price.  Homes delivered decreased 3% from 916 in the first six months of 2008 to 886 in the same period of 2009, and the average sales price of homes delivered decreased from $281,000 to $232,000.  Financial services revenue also decreased $2.4 million (28%), driven by a 4.9% decrease in the value of mortgage loans originated, which was partially offset by a 6% increase in the number of such loans.

●
Loss before taxes for the six months ended June 30, 2009 decreased $32.4 million, from $80.2 million in the 2008 six-month period to $47.8 million for the first half of 2009.  The $32.4 million decrease is primarily comprised of lower impairment charges and lower selling, general and administrative costs, which are partially offset by the decrease in other income and increase in other loss, and the increase in bad debt expense.  During the first half of 2009, the Company incurred charges totaling $18.9 million compared to $62.2 million incurred in the first half of 2008, related to the impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges as well as $8.0 million of other non-operating charges (warranty issues of $5.3 million, bad debt expense of $1.0 million, severance of $0.8 million and loss on the sale of our airplane of $0.9 million), the Company had a pre-tax loss of $20.9 million in the first six months of 2009, which is $0.7 million better than the first half of 2008's pre-tax loss of $21.6 million (exclusive of aforementioned impairments, a $5.6 million gain on the sale of the company airplane and $2.0 million of severance).  A decline in operating gross margin dollars was offset by lower selling, general and administrative expenses as well as lower interest expense. Operating gross margin for the first half 2009 was 13.2% compared to 2008’s 14.5%.  This operating gross margin decline was primarily due to an 18% decrease in average closing price from $281,000 in the first half of 2008's to $232,000 in the first half of 2009.  General and administrative expenses decreased $6.3 million (18%) for the first half of 2009 compared to the first half of 2008 primarily due to (1) a decrease of $3.8 million in payroll and incentive expenses; (2) a decrease of $1.3 million in land related expenses, including abandoned projects and deposit write-offs; (3) a decrease of $1.1 million in professional fees; and (4) a decrease of $1.1 million of miscellaneous expenses.  Partially offsetting these decreases was the bad debt expense mentioned above.  Selling expenses decreased by $8.1 million (30%) for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008, primarily due to (1) a $3.6 million decrease in variable selling expenses; (2) a $1.7 million decrease in model home expenses; (3) a $1.6 million decrease in advertising expenses; (4) a $0.5 million decrease in payroll-related expenses; and (5) a $0.5 million decrease in sales office expenses.  In the first quarter of 2009, the Company incurred a $0.9 million loss on the sale of our company airplane while in 2008, the Company had a $5.6 million gain on exchange of the company airplane, resulting in a $6.4 million negative effect on the income from year to year.  Please see the table set forth below reconciling non-GAAP measures below.

●
New contracts for the quarter ended June 30, 2009 were 759, an increase of 43% compared to 530 for the quarter ended June 30, 2008.  This increase was driven by an increase in new contracts in both our Midwest and our Mid-Atlantic regions.  For the six months ended June 30, 2009, new contracts increased by 342 (32%), from 1,084 in the first half of 2008 to 1,426 for the same period in 2009.  We also experienced an overall reduction in our cancellation rate, going from 22% in the second quarter of 2008 to 16% in the second quarter of 2009.  By region, our cancellation rates for the second quarter of 2009 versus the second quarter of 2008 were as follows: Midwest – 18% in 2009 and 23% in 2008; Florida – 18% in 2009 and 14% in 2008; and Mid-Atlantic – 11% in 2009 and 27% in 2008.  The overall cancellation rates for the six months ended June 30, 2009 and 2008 were 18% and 23%, respectively.  Our homes in backlog increased 26%, from 880 units at June 30, 2008 to 1,106 units at June 30, 2009.

●
Our mortgage company’s capture rate increased from 85% for the second quarter of 2008 to approximately 88% in the second quarter of 2009.  For the first half of 2009, approximately 90% of our homes delivered that were financed were through M/I Financial, compared to 83% in 2008’s first half.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

●
We continue to deal with very weak and ever-changing market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the three and six months ended June 30, 2009, we recorded $7.9 million and $18.9 million, respectively, of charges relating to the impairment of inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs.  We generally believe that we will see a gradual improvement in market conditions over the long term.  In 2009, we will continue to update our evaluation of the value of our inventory and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●
During the first half of 2009, we accrued $5.3 million for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.

The following table reconciles our gross margin and loss from continuing operations before income taxes for the three and six months ended June 30, 2009 and 2008 to operating gross margin and pre-tax loss from operations, excluding inventory impairment charges, imported drywall charges, other expense (income) and restructuring charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross margin	$7,972	$(21,103)	$5,260	$(17,693)
Add:
Impairments	6,576	39,872	17,522	60,979
Warranty – Imported Drywall	1,250	-	5,250	-
Operating gross margin	$15,798	$18,769	$28,032	$43,286

Loss from continuing operations
before income taxes	$(19,883)	$(53,429)	$(47,843)	$(80,187)
Add:
Impairments and abandonments administrative expense	7,960	39,880	18,938	62,191
Warranty – imported drywall	1,250	-	5,250	-
Other expense (income)	-	-	941	(5,555)
Restructuring/bad debt expense	1,658	930	1,815	1,995
Pre-tax loss from operations	$(9,015)	$(12,619)	$(20,899)	$(21,556)

We believe that the measures described above, which exclude the effect of housing inventory impairment and other non-operating matters, are useful to investors as they provide investors with a perspective on the underlying operating performance of the business by isolating the impact of charges related to such items.  In addition, we use them to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.  However, it should be noted that such measures are not GAAP financial measures.  Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

The following table shows, by segment, revenue, operating (loss) income, and interest expense for the three and six months ended June 30, 2009 and 2008, as well as the Company’s loss before taxes for such periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Revenue:
Midwest homebuilding	$48,726	$57,171	$86,740	$106,478
Florida homebuilding	21,147	39,109	44,793	89,641
Mid-Atlantic homebuilding	43,079	41,385	74,579	85,256
Other homebuilding - unallocated (a)	-	166	-	7,131
Financial services	3,194	3,171	6,183	8,581
Total revenue	$116,146	$141,002	$212,295	$297,087

Operating (loss) income:
Midwest homebuilding (b)	$(4,232)	$(13,017)	$(9,350)	$(18,359)
Florida homebuilding (b)	(7,065)	(24,447)	(18,399)	(42,609)
Mid-Atlantic homebuilding (b)	(2,143)	(8,027)	(6,003)	(10,233)
Other homebuilding - unallocated (a)	-	1	-	502
Financial services	1,485	1,114	2,836	4,593
Less: Corporate selling, general and administrative expense (c)	(6,117)	(6,947)	(10,979)	(13,091)
Total operating loss	$(18,072)	$(51,323)	$(41,895)	$(79,197)

Interest expense:
Midwest homebuilding	$919	$937	$2,443	$2,719
Florida homebuilding	392	289	1,088	1,511
Mid-Atlantic homebuilding	444	778	1,370	2,071
Financial services	56	102	106	244
Total interest expense	$1,811	$2,106	$5,007	$6,545

Other (loss) income (d)	-	-	(941)	5,555

Loss from continuing operations before income taxes	$(19,883)	$(53,429)	$(47,843)	$(80,187)

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

(b) For the three months ended June 30, 2009 and 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $7.9 million and $39.9 million, respectively.  These charges reduced operating income by $2.0 million and $10.5 million in the Midwest region, $3.9 million and $23.0 million in the Florida region and $2.0 million and $6.4 million in the Mid-Atlantic region for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $18.9 million and $62.2 million, respectively.  These charges reduced operating income by $3.4 million and $13.0 million in the Midwest region, $10.6 million and $41.6 million in the Florida region and $4.9 million and $7.6 million in the Mid-Atlantic region for the six months ended June 30, 2009 and 2008, respectively.

(c) The three and six months ended June, 2009 include the impact of severance charges of $0.7 million and $0.8 million, respectively, and the three and six months ended June, 2008 include the impact of severance charges of $0.9 million and $2.0 million, respectively.

(d) Other (loss) income is comprised of the loss on the sale of the plane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

The following table shows total assets by segment:
	At June 30, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$266	$25	$118	$-	$409
Inventory	243,145	88,993	163,820	-	495,958
Investments in unconsolidated entities	6,510	922	-	-	7,432
Other assets	3,184	10,046	3,736	160,060	177,026
Total assets	$253,105	$99,986	$167,674	$160,060	$680,825

	At December 31, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$96	$32	$942	$-	$1,070
Inventory	232,853	102,500	179,606	-	514,959
Investments in unconsolidated entities	6,359	6,771	-	-	13,130
Other assets	2,758	12,284	4,720	144,367	164,129
Total assets	$242,066	$121,587	$185,268	$144,367	$693,288

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

Reportable Segments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except as otherwise noted)	2009	2008	2009	2008
Midwest Region
Homes delivered	240	227	416	416
Average sales price per home delivered	$203	$248	$209	$254
Revenue homes	$48,726	$56,371	$86,740	$105,678
Revenue third party land sales	$-	$800	$-	$800
Operating loss homes (a)	$(4,232)	$(12,671)	$(9,350)	$(17,990)
Operating (loss) income land (a)	$-	$(346)	$-	$(369)
New contracts, net	407	248	754	488
Backlog at end of period	703	463	703	463
Average sales price of homes in backlog	$207	$267	$207	$267
Aggregate sales value of homes in backlog (in millions)	$145	$124	$145	$124
Number of active communities	61	80	61	80

Florida Region
Homes delivered	93	110	195	250
Average sales price per home delivered	$228	$264	$227	$267
Revenue homes	$21,147	$29,039	$44,136	$66,797
Revenue third party land sales	$-	$10,070	$657	$22,844
Operating loss homes (a)	$(7,065)	$(14,529)	$(18,590)	$(25,804)
Operating (loss) income land (a)	$-	$(9,918)	$191	$(16,805)
New contracts, net	113	138	224	287
Backlog at end of period	106	158	106	158
Average sales price of homes in backlog	$217	$278	$217	$278
Aggregate sales value of homes in backlog (in millions)	$23	$44	$23	$44
Number of active communities	20	25	20	25

Mid-Atlantic Region
Homes delivered	159	129	275	250
Average sales price per home delivered	$271	$321	$271	$341
Revenue homes	$43,079	$41,385	$74,579	$85,256
Revenue third party land sales	$-	$-	$-	$-
Operating loss homes (a)	$(2,143)	$(8,027)	$(6,003)	$(10,233)
Operating loss land (a)	$-	$-	$-	$-
New contracts, net	239	144	448	309
Backlog at end of period	297	259	297	259
Average sales price of homes in backlog	$309	$334	$309	$334
Aggregate sales value of homes in backlog (in millions)	$92	$86	$92	$86
Number of active communities	25	33	25	33

Total Homebuilding Regions
Homes delivered	492	466	886	916
Average sales price per home delivered	$230	$272	$232	$281
Revenue homes	$112,952	$126,795	$205,455	$257,731
Revenue third party land sales	$-	$10,870	$657	$23,644
Operating loss homes (a)	$(13,440)	$(35,227)	$(33,943)	$(54,027)
Operating (loss) income land (a)	$-	$(10,264)	$191	$(17,174)
New contracts, net	759	530	1,426	1,084
Backlog at end of period	1,106	880	1,106	880
Average sales price of homes in backlog	$235	$289	$235	$289
Aggregate sales value of homes in backlog (in millions)	$260	$254	$260	$254
Number of active communities	106	138	106	138

Financial Services
Number of loans originated	426	382	772	729
Value of loans originated	$90,651	$87,849	$163,613	$171,971
Revenue	$3,194	$3,171	$6,183	$8,581
Selling, general and administrative expenses	$1,709	$2,056	$3,347	$3,987
Interest expense	$56	$102	$106	$244
Income before income taxes	$1,429	$1,012	$2,730	$4,349

(a) Amount includes impairment charges and write-off of land deposits and pre-acquisition costs for 2009 and 2008 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Midwest:
Homes	$2,043	$10,098	$3,458	$12,641
Land	-	358	-	358
	2,043	10,456	3,458	12,999

Florida:
Homes	3,942	12,923	10,622	24,443
Land	-	10,077	-	17,182
	3,942	23,000	10,622	41,625

Mid-Atlantic:
Homes	1,975	6,424	4,858	7,567
Land	-	-	-	-
	1,975	6,424	4,858	7,567

Total
Homes	$7,960	$29,445	$18,938	$44,651
Land	$-	$10,435	$-	$17,540
	$7,960	$39,880	$18,938	$62,191

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Midwest:	18.3%	23.2%	20.6%	25.8%
Florida:	17.5%	13.8%	14.2%	15.8%
Mid-Atlantic:	11.2%	27.3%	14.3%	22.8%

Total	16.0%	22.2%	17.8%	22.5%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Midwest Region.  For the quarter ended June 30, 2009, Midwest homebuilding revenue was $48.7 million, a 15% decrease compared to the second quarter of 2008.  The decrease was primarily due to the 18% decrease in the average sales price of homes delivered from $248,000 in the second quarter of 2008 to $203,000 in the second quarter of 2009.  Operating loss decreased by $8.8 million, from $13.0 million in 2008 to $4.2 million in 2009 primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $1.5 million and $10.5 million for the second quarter of 2009 and 2008, respectively, our operating gross margins were 9.5% and 10.3% for those same periods in our Midwest region.  The 0.8% decrease was a result of lower base prices on our Midwest homes along with an increase in the number and age of speculative homes delivered, which had a lower profit margin compared to total homes delivered.  Excluding deposit write-offs and pre-acquisition costs of $0.5 million in the second quarter of 2009 and less than $0.1 million in the second quarter of 2008, selling, general and administrative costs decreased $1.6 million, going from $8.4 million for the quarter ended June 30, 2008 to $6.8 million for the quarter ended June 30, 2009, due to a decrease in payroll related expenses, advertising expenses, and model home expenses.  For the three months ended June 30, 2009, our Midwest region new contracts increased from 248 in the first half of 2008 to 407 in the first half of 2009, and homes delivered increased from 227 in 2008 to 240 in 2009.  Quarter-end backlog increased 52% in units, from 463 at June 30, 2008 to 703 at June 30, 2009.  Quarter-end backlog sales value also increased, going from $123.7 million at June 30, 2008 to $145.3 million at June 30, 2009, with an average sales price in backlog decreasing from $267,000 at June 30, 2008 to $207,000 at June 30, 2009.

Florida Region. For the quarter ended June 30, 2009, Florida homebuilding revenue decreased by $18.0 million (46%) compared to the same period in 2008.  The decrease in revenue is primarily due to a decrease of $10.1 million in revenue from outside land sales in the first quarter of 2009 compared to 2008, along with a 15% decrease in the number of homes delivered, going from 110 in the three months ended June 30, 2008, compared to 93 in the three months ended June 30, 2009. Operating loss decreased by $17.3 million, going from $24.4 million in 2008 to $7.1 million in 2009 primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $3.9 million and $1.3 million for drywall repairs for the quarter ended June 30, 2009 and $23.0 million of impariment charges for the quarter ended June 30, 2008, our operating gross margins were 12.5% and 11.0% for those same periods in our

Florida region.  Selling, general and administrative costs decreased $1.2 million, going from $5.7 million in the second quarter of 2008 to $4.5 million in the second quarter of 2009 due primarily to a decrease in real estate taxes, payroll related expenses and model home expenses.  For the second quarter of 2009, our Florida region new contracts decreased from 138 in 2008 to 113 in 2009.  Management anticipates continued challenging conditions in our Florida markets to continue in 2009 based on the decrease in backlog units from 158 at June 30, 2008 to 106 at June 30, 2009 along with the decrease in the average sales price of homes in backlog from $278,000 in 2008 to $217,000 in 2009.  In the second quarter of 2009, we recorded bad debt expense of $1.0 million on a note receivable related to a piece of land we sold in Florida in 2006, and we also increased the accrual for the repair of imported drywall that may be responsible for accelerated corrosion of certain metals in the home to $5.3 million.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased $1.7 million (4%) for the quarter ended June 30, 2009 compared to the same period in 2008, from $41.4 million in 2008 to $43.1 million in 2009.  This increase is primarily due to the increase in homes delivered from 129 in the second quarter of 2008 to 159 in the second quarter of 2009.  This increase was partially offset by the 16% decrease in the average selling price of homes delivered, from $321,000 in 2008 to $271,000 in 2009.  New contracts increased 66%, from 144 in the second quarter of 2008 to 239 in the second quarter of 2009.  Operating loss decreased by $5.9 million, from $8.0 million in 2008 to $2.1 million in 2009 primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $1.1 million and $6.4 million for the second quarters of 2009 and 2008, respectively, our operating gross margins were 12.4% and 13.1% for those same periods in our Mid-Atlantic region.  The slight decrease was primarily due to the decrease in the average sales price of homes delivered described above, along with an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Excluding deposit write-offs and pre-acquisition costs of $0.9 million in the second quarter of 2009 and less than $0.1 million in the second quarter of 2008, selling, general and administrative expenses decreased $1.5 million due to a decrease in payroll related expenses, advertising expenses and model home expenses.  Quarter-end backlog increased 15% in units, from 259 in the second quarter of 2008 to 297 in the second quarter of 2009, and 6% in total sales value, from $86.5 million in the second quarter of 2008 to $91.9 million in the second quarter of 2009, with an average sales price in backlog of $309,000 at June 30, 2009 compared to $334,000 at June 30, 2008.

Financial Services.  For the three months ended June 30, 2009, revenue from our mortgage and title operations increased less than $0.1 million.  Loans originated increased 12% and the value of such loans increased 3%.  Operating income for our financial services segment increased $0.4 million (36%), from $1.1 million in 2008 to $1.5 million in 2009 primarily due to the increase in loan originations described above.

At June 30, 2009, M/I Financial had mortgage operations in all of our markets.  Approximately 88% of our homes delivered during the second quarter of 2009 that were financed were through M/I Financial, compared to 85% in 2008.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses decreased $0.8 million (12%), from $6.9 million in the second quarter of 2008 to $6.1 million in the second quarter of 2009 due to a decrease of $0.8 million in payroll related expenses.

Interest.  Interest expense for the Company decreased $0.3 million (14%) from $2.1 million for the quarter ended June 30, 2008 to $1.8 million for the quarter ended June 30, 2009.  This decrease was primarily due to the decrease in the weighted average borrowings from $251.1 million in the second quarter of 2008 to $210.9 million in the second quarter of 2009, which was partially offset by a decrease in interest capitalized due primarily to a reduction in land development activities and an increase in our weighted average borrowing rate from 7.66% for the three months ended June 30, 2008 to 8.37% for the three months ended June 30, 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Midwest Region.  For the six months ended June 30, 2009, Midwest homebuilding revenue was $86.7 million, a 19% decrease compared to the first six months of 2008.  The decrease was primarily due to the 18% decrease in the average sales price of homes delivered, from $254,000 in the first half of 2008 to $209,000 in the first half of 2009.  Operating loss decreased by $9.0 million (49%), going from $18.4 million in 2008 to $9.4 million in 2009, primarily due to lower selling, general and administrative costs.  Excluding impairment charges of $2.9 million and $13.0 million for the first six months of 2009 and 2008, respectively, our operating gross margins were 8.2% and 10.9% for those same periods in our Midwest region.  The 2.7% decrease was a result of lower base prices on our Midwest homes along with an increase in the number and age of speculative homes delivered, which had a lower profit margin compared to total homes delivered.  Excluding deposit write-offs and pre-acquisition costs of $0.5 million in the first half of 2009 and less than $0.1 million in the first half of 2008, Selling, general and administrative costs decreased $4.0 million, going from $17.0 million for the six months ended June 30, 2008 to $13.0 million for the six months ended June 30, 2009, due to a decrease in payroll related expenses, advertising expenses, model home expenses, and real estate taxes.  For the six months ended June 30, 2009, our Midwest region new contracts increased 55%, from 488 in the first half of 2008 to 754 in the first half of 2009.  At June 30, 2009, we had 703 homes in backlog, an increase of 52% over the 463 homes we had in backlog at June 30, 2008, and the sales value of those homes in backlog also increased, going from $123.7 million at June 30, 2008 to $145.3 million at June 30, 2009.

Florida Region.  For the six months ended June 30, 2009, Florida homebuilding revenue decreased $44.8 million (50%), from $89.6 million in the first half of 2008 to $44.8 million in the first half of 2009.  The decrease in revenue is primarily due to a $22.1 million decrease in revenue from outside land sales, from $22.8 million in the first half of 2008 to $0.7 million in the first half of 2009, along with a 22% decrease in the number of homes delivered, from 250 in the first half of 2008 to 195 in the first half of 2009 and a decrease in the average sales price of homes delivered from $267,000 for the six months ended June 30, 2008 to $227,000 for the six months ended June 30, 2009.  Operating loss decreased $24.2 million (57%), from $42.6 million for the six months ended June 30, 2008 to $18.4 million for the six months ended June 30, 2009.  Excluding impairment charges of $10.6 million and $5.3 million for drywall repairs for the six months ended June 30, 2009 and $41.5 million of impariment charges for the six months ended June 30, 2008, our operating gross margins were 12.6% and 12.3% for those same periods in our Florida region.  Selling, general and administrative costs decreased $3.9 million, going from $12.1 million for the six months ended June 30, 2008 to $8.2 million for the six months ended June 30, 2009, due to a decrease in payroll related expenses, advertising expenses, model home expenses, and real estate taxes.  For the six months ended June 30, 2008, new contracts decreased 22%, from 287 in 2008 to 224 in 2009.  There were 106 homes in backlog at June 30, 2009, a decrease of 33% compared to 158 homes in backlog at June 30, 2008.  During the first six months of 2009, we accrued $5.3 million for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.  During the first half of 2009 we also recorded bad debt expense of $1.0 million on a note receivable related to a piece of land we sold in Florida in 2006.

Mid-Atlantic Region. For the six months ended June 30, 2009, Mid-Atlantic homebuilding revenue decreased $10.7 million (13%) from $85.3 million in the first half of 2008 to $74.6 million in the first half of 2009.  Driving this decrease was a 21% decrease in the average selling price of homes delivered from $341,000 in 2008 to $271,000 in 2009, which was partially offset by an increase of 10% in homes delivered, from 250 in 2008 to 275 in 2009.  Operating loss for the six months ended June 30, 2009 was $6.0 million, a decrease of 41% from $10.2 million for the six months ended June 30, 2008.  Excluding impairment charges of $4.0 million and $6.5 million for the first half of 2009 and 2008, respectively, our operating gross margins were 12.1% and 13.2% for those same periods in our Mid-Atlantic region.  The 1.1% decrease is a result of reductions in sales prices, the decrease in the average sales price of homes delivered discussed above, and an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative expenses decreased $3.7 million when you exclude deposit write-offs and pre-acquisition costs of $0.9 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.  The primary reason for this decrease was due to a decrease in payroll related expenses, advertising expenses and model home expenses.  New contracts in the Mid-Atlantic region increased 45% for the six months ended June 30, 2009, from 309 in 2008 to 448 in 2009.  There were 297 homes in backlog at June 30, 2009, compared to 259 at June 30, 2008, and the value of the homes in backlog also increased, from $86.5 million in 2008 to $91.9 million in 2009.

Financial Services.  For the six months ended June 30, 2009, revenue from our mortgage and title operations decreased $2.4 million (28%), from $8.6 million in the first half of 2008 to $6.2 million in the first half of 2009.  Operating income for our financial services segment decreased $1.8 million (39%), from $4.6 million in 2008 to $2.8 million in 2009, primarily due to a 5% decrease in the total value of loans originated, which was partially offset by a 6% increase in loan originations, from 729 in the first half of 2008 to 772 in the first half of 2009.

At June 30, 2009, M/I Financial had mortgage operations in all of our markets.  Approximately 90% of our homes delivered during the first half of 2009 that were financed were through M/I Financial, compared to 83% in 2008.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  For the six months ended June 30, 2009, corporate general and administrative expenses decreased $1.7 million from $12.1 million in the first half of 2008 to $10.4 million in the first half of 2009.  This decrease was driven by a decrease of $2.2 million in payroll and payroll related expenses.  For the six months ended June 30, 2009, corporate selling expenses decreased $0.4 million from $1.0 million in the first half of 2008 to $0.6 million in the first half of 2009 due to a $0.3 million increase in advertising expenses.

Interest.  Interest expense for the Company decreased $1.5 million (23%) from $6.5 million for the six months ended June 30, 2008 to $5.0 million for the six months ended June 30, 2009.  This decrease was primarily due to the decrease in our weighted average borrowings from $286.5 million in the first half of 2008 to $217.8 million in the first half of 2009, which was partially offset by a decrease in interest capitalized due primarily to a significant reduction in land development activities and an increase in our weighted average borrowing rate from 8.25% for the six months ended June 30, 2008 to 8.67% for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

Funding for our business has been provided principally by cash flow from operating activities, bank borrowings, and the public debt and equity markets.  Prior to 2008, we used our cash flow from operating activities, before inventory additions, bank borrowings and the proceeds of public debt and equity offerings, to acquire additional land for new communities, fund additional expenditures for land development, fund construction costs needed to meet the requirements of our backlog, invest in unconsolidated entities, repurchase our common shares, and repay debt.

During the six months ended June 30, 2009, we generated $40.9 million of cash from our operating activities, compared to $109.5 million of cash from our operating activities during the first six months of 2008.  The $40.9 million net cash generated during the first half of 2009 was primarily a result of a federal tax refund totaling $36.4 million, and a net increase in accounts payable of $17.2 million.  The net cash generated was also due to the $7.3 million net reduction in mortgage loans held for sale due to proceeds from the sale of mortgage loans being in excess of new loan originations during the period.  Partially offsetting these increases was a net decrease due to other operating activities, including $4.2 million in accrued compensation and $1.7 million in other liabilities.

The $68.6 million decrease in cash generated from operating activities from the first half of 2009 compared to the first half of 2008 is primarily due to the $63.5 million decrease in cash generated by the conversion of inventory into cash as a result of home closings as well as third-party land sales.  We had $0.7 million in third-party land sales in the first half of 2009, compared to $23.6 million in the first half of 2008.  Beginning in the second half of 2006, we began reducing our land purchases, and in the six months ended June 30, 2009, we purchased $14.4 million of land and lots.  We have entered into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $1.1 million as of June 30, 2009 as consideration for the right to purchase land and lots in the future, including the right to purchase $65.9 million of land and lots during the years 2009 through 2018.  We evaluate our future land purchases on an ongoing basis, taking into consideration current and projected market conditions, and negotiate terms with sellers, as necessary, based on market conditions and our existing land supply by market.  At June 30, 2009, we owned or controlled through options 9,150 home sites, as compared to 9,723 at December 31, 2008.

Investing Cash Flow Activities

For the six months ended June 30, 2009, we used $72.4 million of cash, primarily due to the addition of restricted cash, which had a balance at June 30, 2009 of $76.3 million.  Within restricted cash are the proceeds from the public offering of 4,475,600 shares of the Company’s common stock that raised $52.6 million, as discussed in Financing Activities below.

Restricted cash consists of homebuilding cash the Company had in excess of $25.0 million at June 30, 2009, that is to be designated as collateral in accordance with the Third Amendment to the Second Amended and Restated Credit Facility dated October 6, 2006 (the “Credit Facility”).  We are currently in the process of securing assets which will reduce the restriction on our cash balance.  However, as mentioned below, we will be taking out four new Letters of Credit Facilities and we will cover the collateral requirements of those solely with cash.

Along with the increase in restricted cash, there was also an increase of $3.1 million in property and equipment purchases.  Partially offsetting these increases were the proceeds of $7.9 million from the sale of our airplane.

Financing Cash Flow Activities

For the quarter ended June 30, 2009, we generated $24.0 million of cash from financing activities.  On May 19, 2009, we issued 4,475,600 shares of common stock in a public offering, netting $52.6 million. Offsetting the proceeds from this issuance, were the repayments of $15.6 million on our MIF Credit Facility and $9.8 million on a mortgage note for the Company airplane which was sold in the first quarter of 2009.

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

Included in the table below is a summary of our available sources of cash as of June 30, 2009:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding	10/6/2010	$ -	$ 40,844
Note payable bank – financial services	5/21/2009	$ 19,478	$ -
Senior notes	4/1/2012	$200,000	$ -
Universal shelf registration (a)	-	$ -	$194,055

(a) This shelf registration should allow us to expediently access capital markets in the future.  The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding.  In January 2009, we entered into the Credit Facility to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; (2) require secured borrowings  based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein; (3) provide for $65 million of availability during the Initial Period (to August 20, 2009)  with three 1-month extension options;  however, during the Initial Period, requires that any cash in excess of $25 million be designated as collateral; (4) redefine consolidated tangible net worth as equal to or exceeding (i) $100 million plus (ii) fifty percent (50%) of Consolidated Earnings (without deduction for losses and excluding the effect of any decrease in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after December 31, 2008 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero; plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after December 31, 2008; (5) require the permitted leverage ratio not to exceed 2.00x; (6) increase the percentage of speculative units allowed based on the latest six and twelve month closings; (7) increase the limitations on joint venture investments and extensions of credit in connection with the sale of land; and (8) increase the pricing provisions.

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

●	limiting extension of credit on the sale of land to 10% of tangible net worth; and
●	limiting investment in joint ventures to 25% of tangible net worth.

The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants:

Financial Covenant		Covenant Requirement	Actual
		(dollars in millions, except ratios and spec homes)
Minimum Net Worth (1)	=	$100.0	$335.5
Leverage Ratio (2)	≤	2.00 to 1.00	0.71 to 1.00
Adjusted Cash Flow Ratio (3)	≥	1.50 to 1.00	6.10 to 1.00
Permitted Debt Based on Borrowing Base	≤	$40.8	$0.0
Total Land Restriction	≤	$419.4	$212.2
Spec and Model Homes Restriction	≤	798	470

(1)
Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $3.6 million as of June 30, 2009.

(2)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.
(3)	If the adjusted cash flow ratio is below 1.50X, then the Company shall maintain unrestricted cash in an amount not less than $25 million.

At June 30, 2009, the Company’s homebuilding operations did not have any outstanding borrowings, had financial letters of credit outstanding totaling $7.5 million and had performance letters of credit outstanding totaling $16.6 million under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $150 million.  Under the terms of the Credit Facility, the $150 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum secured borrowing base cash plus Qualified Real Property, less the actual borrowing.

As of June 30, 2009, borrowing availability under the amended Credit Facility was $40.8 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.  The Company had $76.3 million of cash that was designated as collateral and classified as restricted cash in accordance with the covenants of the Credit Facility, as described in Investing Cash Flow Activities above.  As of June 30, 2009, the Company was in compliance with all restrictive covenants of the Credit Facility.  We are currently in the process of securing assets which will reduce the restriction on our cash balance.  However, as mentioned below, we will be taking out four new Letters of Credit Facilities (“LOC Facilities”) and we will cover the collateral requirements of those solely with cash.

On July 27, 2009, the Company entered into four secured Letter of Credit Facilities (“LOC Facilities”) with a borrowing capacity of $35 million.  The LOC Facilities mature on September 30, 2010 and do not contain any covenants.  There are, however, cross defaults to the Credit Facility discussed above, as well as collateral requirements which the Company will cover solely with cash.

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

Note Payable Bank – Financial Services.  On April 29, 2009, M/I Financial entered into a new secured credit agreement (“MIF Credit Agreement”).  This agreement replaced M/I Financial’s previous credit agreement that expired on May 21, 2009.

The MIF Credit Agreement provides M/I Financial with $20.0 million maximum borrowing availability, with an additional $10.0 million of availability from December 20, 2009 through January 19, 2010.  The MIF Credit Agreement, which expires on May 15, 2010, is secured by certain mortgage loans.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  M/I Financial shall not permit its tangible net worth to be less than the sum of (1) $13.0 million, as of the end of any calendar month during the period beginning May 15, 2009 and ending November 30, 2009, and (2) $13.0 million plus (a) twenty-five percent (25%) of the greater of (i) net income of M/I Financial and its subsidiaries or (ii) zero, calculated separately for each fiscal year beginning with the fiscal year ending December 31, 2009.  M/I Financial shall not permit its adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to be less than the sum of (1) $11.0 million, as of the end of any calendar month during the period beginning May 15, 2009 and ending November 30, 2009, and (2) $11.0 million plus (a) twenty-five percent (25%) of the greater of (i) net income of M/I Financial and its subsidiaries or (ii) zero, calculated separately for each fiscal year beginning with the fiscal year ending on December 31, 2009.  M/I Financial shall not permit the ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of the greater of the floating LIBOR rate or 5.25%.

At June 30, 2009, we had no borrowing availability under the MIF Credit Agreement.  As of June 30, 2009, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Agreement.

Senior Notes.  At June 30, 2009, we had $200.0 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of the senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares as well as the ability to repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At June 30, 2009, our restricted payments basket was ($141.9) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005.

Weighted Average Borrowings.  For the three months ended June 30, 2009 and 2008, our weighted average borrowings outstanding were $210.9 million and $251.1 million, respectively, with a weighted average interest rate of 8.37% and 7.66%, respectively.  For the six months ended June 30, 2009 and 2008, our weighted average borrowings outstanding were $217.8 million and $286.5 million, respectively, with a weighted average interest rate of 8.67% and 8.25%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.

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

We did not pay any dividends on the Preferred Shares in the first six months of 2009.  Pursuant to certain restrictive covenants in the indenture governing our senior notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted until such time that the consolidated restricted payments basket (as defined in the indenture) has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.  See Note 18 to our Unaudited Condensed Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration.  On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

On May 19, 2009, we raised $52.6 million by issuing 4,475,600 shares of our common stock in a public offering, pursuant to the $250 million universal shelf filed in August 2008, as further discussed above under “Financing Cash Flow Activities.”  As of June 30, 2009, $194.1 million remains available for future offerings.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2009, the Company sold its airplane and used the proceeds from that sale to pay off the note payable associated with the airplane, which had a balance at December 31, 2008 of $9.9 million.

There have been no other material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of June 30, 2009 to be the amount invested of $7.4 million, plus letters of credit and bonds totaling $1.4 million that serve as completion bonds for the development work in progress, and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 10 and Note 11 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of June 30, 2009 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $1.1 million, including prepaid acquisition costs of $0.2 million, and letters of credit of $0.5 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2009, the Company has outstanding $64.5 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $35.6 million of performance bonds and $17.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.7 million share of our LLCs’ letters of credit and bonds); (2) $7.5 million of financial letters of credit; and (3) $4.2 million of financial bonds.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit borrowings of up to $170 million as of June 30, 2009, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $5.3 million and $21.2 million at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, the fair value of the committed IRLCs resulted in a liability of $0.2 million and the related best-efforts contracts resulted in a liability of $0.1 million.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For both the three and six months ended June 30, 2009, we recognized expense of $0.1 million relating to marking these committed IRLCs and the related best-efforts contracts to market.  For the three and six months ended June 30, 2008, we recognized income of less than $0.1 million and expense of $0.2 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At June 30, 2009 and December 31, 2008, the notional amount of the uncommitted IRLCs was $65.8 million and $25.4 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in a liability of less than $0.1 million and an asset of $0.8 million at June 30, 2009 and December 31, 2008, respectively.  For the three and six months ended June 30, 2009, we recognized expense of $0.6 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and six months ended June 30, 2008, we recognized expense of $0.3 million and income of $0.5 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At June 30, 2009 and December 31, 2008, the notional amount under these FMBSs was $67.0 million and $14.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.4 million and a liability of $0.2 million, respectively.  For the three and six months ended June 30, 2009, we recognized income of $0.7 million and $0.6 million, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2008, we recognized income of $0.6 million and $0.3 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $7.2 million and $13.6 million at June 30, 2009 and December 31, 2008, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.4 million and a net asset of $0.2 million at June 30, 2009 and December 31, 2008, respectively.  For the three and six months ended June 30, 2009, we recognized expense of $0.3 million and $0.6 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For the three and six months ended June 30, 2008, we recognized income of $0.1 million and expense of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $23.0 million and $23.6 million, respectively, at June 30, 2009 and both were $23.0 million at December 31, 2008.  In accordance with SFAS 133, the FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of June 30, 2009 and December 31, 2008, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.6 million and a liability of $0.9 million, respectively.  For the three and six months ended June 30, 2009, we recognized income of $0.8 million and $1.5 million, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2008, we recognized income of $0.6 million and $1.0 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2009:

	Weighted
	Average								Fair
	Interest	Expected Cash Flow by Period							Value
(Dollars in thousands)	Rate	2009	2010	2011	2012	2013	Thereafter	Total	6/30/09
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.78%	$31,213	$ -	$ -	$ -	$ -	$ -	$ 31,213	$ 30,509
Variable rate	N/A	-	-	-	-	-	-	-	-

LIABILITIES:
Long-term debt - fixed rate	6.91%	$ 144	$ 307	$ 332	$220,360	$ 391	$ 4,770	$206,304	$166,594
Long-term debt - variable rate	5.25%	-	19,478	-	-	-	-	19,478	19,478

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2009, certain changes in responsibility for performing internal control procedures occurred as a result of workforce reductions.  Management has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal control over financial reporting during the period of change.

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

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against M/I Homes, Inc., and certain other identified and unidentified manufacturers, builders, and suppliers of drywall.  The plaintiff alleges that M/I Homes built his home with defective drywall, manufactured by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney’s fees.  The Company filed a responsive pleading on or about April 30, 2009 and intends to vigorously defend against the claims.  Please refer to Note 12 of the Company’s Unaudited Condensed Consolidated Financial Statements for further information on this matter.

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

Item  1A.  Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.  Other factors beyond those referred to above and listed below, including factors known to us which we have not currently determined to be material, could also adversely affect us.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

 (c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010, and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three and six month periods ended June 30, 2009, the Company did not repurchase any shares.  As of June 30, 2009, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1$)
April 1 to April 30, 2009	-	$-	-	$6,715,000
May 1 to May 31, 2009	-	-	-	$6,715,000
June 1 to June 30, 2009	-	-	-	$6,715,000
Total	-	$-	-	$6,715,000

(1) On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million worth of its outstanding common shares.  This repurchase program expires on November 8, 2010.

Item  3.  Defaults Upon Senior Securities  - None.

Item  4.  Submission of Matters to a Vote of Security Holders

On May 5, 2009, the Company held its 2009 annual meeting of shareholders.  The shareholders voted on the following proposals:

1)	To elect three directors to serve until the 2012 annual meeting of shareholders and until their successors have been duly elected and qualified.

2)	To approve the adoption of the M/I Homes, Inc. 2009 Annual Incentive Plan.

3)	To approve the adoption of the M/I Homes, Inc. 2009 Long-Term Incentive Plan.

4)	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

The results of the voting were as follows:

1.	Election of Directors
		For	Withheld

	Yvette McGee Brown.	10,979,537	1,885,396
	Thomas D. Igoe	10,977,092	1,887,841
	J. Thomas Mason	0,775,069	2,089,864

	All three directors were elected.

2.	To approve the adoption of the M/I Homes, Inc. 2009 Annual Incentive Plan:

	For		11,599,002
	Against		354,535
	Abstain		5,831

3.	To approve the adoption of the M/I Homes, Inc. 2009 Long-Term Incentive Plan

	For	7,548,898
	Against	4,404,639
	Abstain	5,831

4.	To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for fiscal year 2009:

	For	12,823,022
	Against	36,368
	Abstain	5,543

	The proposal was approved.

Item  5.  Other Information  - None.

Item  6.  Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and Huntington National Bank, as administrative agent, dated April 29, 2009, (filed herewith).

10.2
Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homses, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.3
Letter of Credit Pledge by and between Citibank, N.A. (together with its successors and assigns, the "Bank") and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.4
Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.5
Credit Agreement by and Between The Huntington National Bank and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

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

M/I Homes, Inc.
(Registrant)

Date:	July 31, 2009	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 31, 2009	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and Huntington National Bank, as administrative agent, dated April 29, 2009, (filed herewith).

10.2
Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homses, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.3
Letter of Credit Pledge by and between Citibank, N.A. (together with its successors and assigns, the "Bank") and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.4
Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.5
Credit Agreement by and Between The Huntington National Bank and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

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