Form 10-Q
period 2009-09-30
M I HOMES INC
filed 2009-10-30
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

Commission File Number 1-12434

M/I HOMES, INC.
(Exact name of registrant as specified in it charter)

Ohio	31-1210837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Common shares, par value $.01 per share: 18,519,436 shares outstanding as of October 28, 2009

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets at September 30, 2009
		(Unaudited) and December 31, 2008	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three and Nine Months Ended September 30, 2009 and 2008	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Nine Months Ended September 30, 2009	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2009 and 2008	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	47

	Item 1A.	Risk Factors	47

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

	Item 3.	Defaults Upon Senior Securities	49

	Item 4.	Submission of Matters to a Vote of Security Holders	49

	Item 5.	Other Information	49

	Item 6.	Exhibits	49

Signatures			50

Exhibit Index			51

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$25,000	$32,518
Restricted cash	77,794	6,658
Mortgage loans held for sale	37,087	37,772
Inventory	494,270	516,029
Property and equipment - net	19,701	27,732
Investment in unconsolidated limited liability companies	7,656	13,130
Income tax receivable	-	39,456
Other assets	16,424	19,993
TOTAL ASSETS	$677,932	$693,288

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$50,464	$27,542
Customer deposits	5,651	3,506
Other liabilities	60,892	62,049
Community development district obligations	9,031	11,035
Obligation for consolidated inventory not owned	723	5,549
Note payable bank - financial services operations	26,622	35,078
Note payable – other	6,232	16,300
Senior notes – net of discount of $640 and $832, respectively, at September 30, 2009
and December 31, 2008	199,360	199,168
TOTAL LIABILITIES	358,975	360,227

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 22,101,723 and 17,626,123 shares, respectively, at September 30, 2009 and December 31, 2008	221	176
Additional paid-in capital	136,708	82,146
Retained earnings	156,851	225,956
Treasury shares – at cost – 3,582,287 and 3,602,141 shares, respectively, at September 30, 2009
and December 31, 2008	(71,148)	(71,542)
TOTAL SHAREHOLDERS’ EQUITY	318,957	333,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$677,932	$693,288

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$152,738	$160,385	$365,033	$457,472
Costs, expenses and other loss (income):
Land and housing	131,416	141,499	320,929	395,300
Impairment of inventory and investment in unconsolidated LLCs	14,962	43,166	32,484	104,145
General and administrative	14,414	17,267	42,831	51,958
Selling	11,601	14,726	30,339	41,539
Interest	1,298	2,150	6,305	8,695
Other loss (income)	-	-	941	(5,555)
Total costs, expenses and other loss (income)	173,691	218,808	433,829	596,082

Loss before income taxes	(20,953)	(58,423)	(68,796)	(138,610)

Provision for income taxes	121	232	309	31,445

Loss from continuing operations	(21,074)	(58,655)	(69,105)	(170,055)

Discontinued operation, net of tax	-	-	-	(33)

Net loss	$(21,074)	$(58,655)	$(69,105)	$(170,088)

Preferred dividends	-	-	-	4,875

Net loss to common shareholders	$(21,074)	$(58,655)	$(69,105)	$(174,963)

Loss per common share:
Basic:
Continuing operations	$(1.14)	$(4.18)	$(4.29)	$(12.48)
Discontinued operation	$-	$-	$-	$-
Basic loss	$(1.14)	$(4.18)	$(4.29)	$(12.48)
Diluted:
Continuing operations	$(1.14)	$(4.18)	$(4.29)	$(12.48)
Discontinued operation	$-	$-	$-	$-
Diluted loss	$(1.14)	$(4.18)	$(4.29)	$(12.48)

Weighted average shares outstanding:
Basic	18,514	14,019	16,127	14,014
Diluted	18,514	14,019	16,127	14,014

Dividends per common share	$-	$-	$-	$0.05

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2009
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands, except per share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2008	4,000	$96,325	14,023,982	$176	$82,146	225,956	$(71,542)	$333,061
Net loss	-	-	-	-	-	(69,105)	-	(69,105)
Common stock issuance	-	-	4,475,600	45	52,523	-	-	52,568
Income tax benefit from stock options and
deferred compensation distributions	-	-	-	-	(103)	-	-	(103)
Stock options exercised	-	-	9,200	-	(122)	-	183	61
Stock-based compensation expense	-	-	-	-	2,337	-	-	2,337
Deferral of executive and director compensation	-	-	-	-	138	-	-	138
Executive and director deferred compensation
distributions	-	-	10,654	-	(211)	-	211	-
Balance at September 30, 2009	4,000	$96,325	18,519,436	$221	$136,708	156,851	$(71,148)	$318,957

See   See notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(69,105)	$(170,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	27,076	86,826
Impairment of investment in unconsolidated limited liability companies	6,896	18,887
Mortgage loan originations	(275,655)	(279,966)
Proceeds from the sale of mortgage loans	275,748	304,332
Fair value adjustment of mortgage loans held for sale	592	(1,569)
Net loss (gain) from property disposals	942	(5,531)
Bad debt expense	1,223	-
Depreciation	3,887	4,262
Amortization of intangibles, debt discount and debt issue costs	1,901	1,169
Stock-based compensation expense	2,337	2,423
Deferred income tax benefit	(27,532)	(11,748)
Deferred tax asset valuation allowance	27,532	79,615
Income tax receivable	39,456	14,210
Excess tax benefits from stock-based payment arrangements	103	88
Equity in undistributed (loss) income of limited liability companies	(10)	34
Write-off of unamortized debt discount and financing costs	554	1,059
Change in assets and liabilities:
Cash held in escrow	(4,278)	11,133
Inventories	(12,891)	103,534
Other assets	2,205	8,596
Accounts payable	22,922	(22,153)
Customer deposits	2,145	(3,099)
Accrued compensation	(3,682)	(5,486)
Other liabilities	2,651	(10,355)
Net cash provided by operating activities	25,017	126,173

INVESTING ACTIVITIES:
Restricted cash	(66,858)	-
Purchase of property and equipment	(3,695)	(2,661)
Proceeds from the sale of property	7,878	9,454
Investment in unconsolidated limited liability companies	(1,068)	(3,825)
Return of investment from unconsolidated limited liability companies	61	416
Net cash (used in) provided by investing activities	(63,682)	3,384

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(8,456)	(119,708)
Principal repayments of mortgage notes payable other and community
development district bond obligations	(10,710)	(379)
Net proceeds from issuance of common stock	52,568	-
Debt issue costs	(2,122)	(10)
Payments on capital lease obligations	(91)	(674)
Dividends paid	-	(5,935)
Proceeds from exercise of stock options	61	74
Excess tax benefits from stock-based payment arrangements	(103)	(88)
Net cash provided by (used in) financing activities	31,147	(126,720)
Net (decrease) increase in cash	(7,518)	2,837
Cash balance at beginning of period	32,518	1,506
Cash balance at end of period	$25,000	$4,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$662	$4,571
Income taxes	$168	$476

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(1,362)	$(848)
Consolidated inventory not owned	$(4,826)	$(340)
Distribution of single-family lots from unconsolidated limited liability companies	$2	$4,559
Non-monetary exchange of fixed assets	$-	$13,000
Deferral of executive and director compensation	$138	$113
Executive and director deferred compensation distributions	$211	$254

         See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  Basis of Presentation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period.  Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows.  With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes and contingencies.  Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part II of this report, in Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, and in “Item 1A. Risk Factors” in Part I of our 2008 Form 10-K.

NOTE 2.  Cash and Restricted Cash

The table below is a summary of our cash balances at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
(in thousands)	(Unaudited)

Homebuilding	$ 11,243	$13,905
Financial services	13,757	18,613
Unrestricted cash	25,000	32,518
Restricted cash	77,794	6,658
Total cash	$102,794	$39,176

Restricted cash consists of homebuilding cash the Company had in excess of $25.0 million at September 30, 2009, that is to be designated as collateral in accordance with the Third Amendment to the Second Amended and Restated Credit Facility dated October 6, 2006 (the “Credit Facility”).  Restricted cash also includes cash held in escrow of $10.9 million and $6.7 million at September 30, 2009 and December 31, 2008, respectively.

NOTE 3.  Impact of Accounting Standards

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE.  The new guidance significantly changes the consolidation rules for VIEs, including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements.  The guidance is applicable to all new and existing VIEs.  This new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009.  The Company is currently in the process of determining the impact, if any, this accounting guidance will have on its financial statements.

In June 2009, the FASB issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”).  The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP, but reorganizes the literature.  The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

NOTE 4.   Fair Value Measurements

There are three measurement input levels for determining fair value:  Level 1, Level 2, and Level 3.  Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Assets Measured on a Recurring Basis

The Company measures both mortgage loans held for sale and interest rate lock commitments (“IRLCs”) at fair value.  Electing fair value allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them.

In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives, and accordingly, are marked to fair value through earnings.  Changes in fair value measurements are included in earnings in the accompanying statements of operations.

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

Mortgage loans held for sale are closed at cost, which includes all fair value measurement.

Loan Commitments:  IRLCs are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $1.4 million and $21.2 million at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in a liability of $0.1 million.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three and nine months ended September 30, 2009, we recognized income of $0.2 million and less than $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.  For the three and nine months ended September 30, 2008, we recognized income of $0.1 million and expense of $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At September 30, 2009 and December 31, 2008, the notional amount of the uncommitted IRLCs was $83.9 million and $25.4 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $1.1 million and an asset of $0.8 million at September 30, 2009 and December 31, 2008, respectively.  For the three and nine months ended September 30, 2009, we recognized income of $1.1 million and $0.3 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and nine months ended September 30, 2008, we recognized income of $0.3 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At September 30, 2009 and December 31, 2008, the notional amount under these FMBSs was $86.0 million and $14.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.7 million and a liability of $0.2 million, respectively.  For the three and nine months ended September 30, 2009, we recognized expense of $1.1 million and $0.5 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2008, we recognized expense of $0.3 million and income of $0.1 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $1.8 million and $13.6 million at September 30, 2009 and December 31, 2008, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.2 million and a net asset of $0.2 million at September 30, 2009 and December 31, 2008, respectively.  For the three and nine months ended September 30, 2009, we recognized income of $0.2 million and expense of $0.4 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For the three and nine months ended September 30, 2008, we recognized income of less than $0.1 million and expense of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $35.0 million and $34.6 million, respectively, at September 30, 2009 and both were $23.0 million at December 31, 2008.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of September 30, 2009 and December 31, 2008, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.6 million and a liability of $0.9 million, respectively.  For the three and nine months ended September 30, 2009, we recognized expense of $1.2 million and income of $0.3 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2008, we recognized expense of $1.3 million and $0.3 million, respectively, relating to marking these FMBSs to market.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2009:

Description of asset or liability (In thousands)	Fair Value Measurements September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$871	$-	$871	$-
Forward sales of mortgage-backed securities	(1,334)	-	(1,334)	-
Interest rate lock commitments	1,020	-	1,020	-
Best-efforts contracts	(276)	-	(276)	-
Total	$281	$-	$281	$-

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2008:

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$1,464	$-	$1,464	$-
Forward sales of mortgage-backed securities	(1,104)	-	(1,104)	-
Interest rate lock commitments	638	-	638	-
Best-efforts contracts	73	-	73	-
Total	$1,071	$-	$1,071	$-

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  During this review, we identify communities whose carrying values may exceed their undiscounted cash flows.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.

Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs.  Our analysis is completed at a phase level within each community; therefore, changes in local conditions may affect one or several of our communities.  For all of the categories discussed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain.  Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques.  Local market-specific factors that may impact these projected assumptions include:

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

Land held for sale.  Land held for sale includes land that meets all of the following six criteria:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  In measuring the estimated fair value of land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.

Investment in unconsolidated limited liability companies. The Company evaluates its investment in LLCs for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the LLC, the timing of distribution of lots to the Company from the LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC using a probability-weighted approach based on the likelihood of different outcomes.  As of September 30, 2009, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the limited liability company for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or changes in market conditions leading to changes in assumptions, impairment could occur.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the three months ended September 30, 2009:

Description of asset or liability (In thousands)	Fair Value Measurements September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (a)
Inventory (b)	$25,826	$ -	$ -	$25,826	$14,862
Investment in LLCs (c)	543	-	-	543	88
Total fair value measurements	$26,369	$ -	$ -	$26,369	$14,950

(a)	Represents total losses recorded during the three months ended September 30, 2009.

(b)
Inventory, with a carrying value of $40.7 million was written down to fair value of $25.8 million, resulting in an impairment charge of $14.9 million, which was included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for three months ended September 30, 2009.  There were additional impairment charges of less than $0.1 million related to homes closed during the three months ended September 30, 2009, and therefore are not included in the carrying value.

(c)
Investments in LLCs with an aggregate carrying value of $0.6 million were written down to their fair value of $0.5 million, resulting in an impairment charge of $0.1 million, which is included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2009.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the nine months ended September 30, 2009:

Description of asset or liability (In thousands)	Fair Value Measurements September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (a)
Inventory (b)	$56,857	$ -	$ -	$56,857	$22,696
Investment in LLCs (c)	2,646	-	-	2,646	6,896
Total fair value measurements	$59,503	$ -	$ -	$59,503	$29,592

(a)	Represents total losses recorded during the three months ended September 30, 2009.

(b)
Inventory, with a carrying value of $79.6 million was written down to fair value of $56.9 million, resulting in an impairment charge of $22.7 million, which was included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.  The additional $2.9 million taken in impairment charges related to homes closed during the nine months ended September 30, 2009, and therefore are not included in the carrying value.

(c)
Investments in LLCs with an aggregate carrying value of $9.5 million were written down to their fair value of $2.6 million, resulting in an impairment charge of $6.9 million, which is included in land and housing costs in the Company’s Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.

NOTE 5.  Risk Management and Derivatives

As described in Note 4 above, in the normal course of business, our financial services segment is exposed to interest rate risk, and the Company uses derivatives to help manage this risk.

To meet the financing needs of our home-buying customers, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), is party to IRLCs, which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments.  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of FMBSs, use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs and IRLCs covered by FMBSs are considered non-designated derivatives.

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

All derivatives are recognized on the balance sheet at their fair value.  The total notional amount of the Company’s derivatives as of September 30, 2009 was $209.5 million.  Refer to Note 4 above for further discussion surrounding our derivative instruments.

	Asset Derivatives At September 30, 2009		Liability Derivatives At September 30, 2009
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$ -	Other liabilities	$1,334
Interest rate lock commitments	Other assets	1,020	Other liabilities	-
Best-efforts contracts	Other assets	-	Other liabilities	276
Total fair value measurements		$1,020		$1,610

	Amount of Gain (Loss) Recognized on Derivatives
Description of Derivatives	Three Months Ended September 30, 2009 (in thousands)	Nine Months Ended September 30, 2009 (in thousands)	Location of Gain (Loss) Recognized on Derivatives
Forward sales of mortgage-backed securities	$(2,341)	$(230)	Financial Services Revenue
Interest rate lock commitments	1,240	382	Financial Services Revenue
Best-efforts contracts	(99)	(349)	Financial Services Revenue
Total gain (loss) recognized on derivatives	$ 1,200	$(197)

NOTE 6.  Inventory

A summary of the Company’s inventory as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Single-family lots, land and land development costs	$259,651	$333,651
Land held for sale	2,804	2,804
Homes under construction	206,361	150,949
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2009 - $2,962;
December 31, 2008 - $2,130)	14,980	12,928
Community development district infrastructure	9,013	10,376
Land purchase deposits	738	1,070
Consolidated inventory not owned	723	4,251
Total inventory	$494,270	$516,029

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Land held for sale includes land that meets all of the following criteria:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of September 30, 2009 and December 31, 2008, we had 388 homes (valued at $42.2 million) and 431 homes (valued at $69.6 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 7 below for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the three and nine months ended September 30, 2009, the Company wrote off $0.1 million and $1.5 million, respectively, in option deposits and pre-acquisition costs.  Refer to Note 7 below for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 7.  Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

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

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach.

Land held for sale.  Land held for sale includes land that meets the six criteria discussed above in Note 6.  The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  Fair value is determined based on the expected third party sale proceeds.

Investments in unconsolidated limited liability companies.  The Company assesses investments in unconsolidated LLCs for impairment on a quarterly basis.  When evaluating the LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 9.

As of September 30, 2009, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.

A summary of the Company’s valuation adjustments and write-offs for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Impairment of operating communities:
Midwest	$7,033	$15,942	$9,896	$26,858
Florida	2,821	1,682	6,693	6,273
Mid-Atlantic	22	10,249	4,001	16,762
Total impairment of operating communities (a)	$9,876	$27,873	$20,590	$49,893
Impairment of future communities:
Midwest	$1,524	$-	$1,524	$1,524
Florida	3,474	-	3,474	4,380
Mid-Atlantic	-	-	-	-
Total impairment of future communities (a)	$4,998	$-	$4,998	$5,904
Impairment of land held for sale:
Midwest	$-	$4,241	$-	$4,599
Florida	-	7,080	-	24,553
Mid-Atlantic	-	309	-	309
Total impairment of land held for sale (a)	$-	$11,630	$-	$29,461
Option deposits and pre-acquisition costs write-offs:
Midwest	$24	$1	$547	$26
Florida	6	4	20	137
Mid-Atlantic	42	351	921	1,405
Total option deposits and pre-acquisition costs write-offs (b)	$72	$356	$1,488	$1,568
Impairment of investments in unconsolidated LLCs:
Midwest	$-	$1,167	$72	$1,343
Florida	88	2,496	6,824	17,544
Mid-Atlantic	-	-	-	-
Total impairment of investments in unconsolidated LLCs (a)	$88	$3,663	$6,896	$18,887

Total impairments and write-offs of option deposits and
pre-acquisition costs	$15,034	$43,522	$33,972	$105,713

(a)	Amounts are recorded within impairment of inventory and investment in unconsolidated LLCs in the Company’s Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within general and administrative expense in the Company’s Unaudited Condensed Consolidated Statements of Operations.

NOTE 8. Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Capitalized interest, beginning of period	$25,387	$28,123	$25,838	$29,212
Interest capitalized to inventory	2,942	2,476	7,221	7,699
Capitalized interest charged to cost of sales	(3,363)	(3,420)	(8,093)	(9,732)
Capitalized interest, end of period	$24,966	$27,179	$24,966	$27,179

Interest incurred	$4,240	$4,626	$13,526	$16,394

NOTE 9.  Investment in Unconsolidated Limited Liability Companies

At September 30, 2009, the Company had interests ranging from 33% to 50% in LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these LLCs has outside financing that is not guaranteed by the Company.  These LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  In one of these LLCs, the Company and its partner in the entity have provided the lender with environmental indemnifications and a guarantee of the completion of land development, a loan maintenance and limited payment guaranty, and guarantees of minimum net worth levels of one of the Company’s subsidiaries as more fully described in Note 10 below.  The Company’s maximum exposure related to its investment in these entities as of September 30, 2009 is the amount invested of $7.7 million plus letters of credit and bonds totaling $0.5 million and the estimated possible future obligation of $10.6 million under the guarantees and indemnifications discussed in Note 10 below.  Included in the Company’s investment in LLCs at September 30, 2009 and December 31, 2008 are $0.8 million and $0.6 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these LLCs; therefore, they are recorded using the equity method of accounting.  The Company did not receive any distributions of developed lots at cost for the three months ended September 30, 2009, and less than $0.1 million of distributions of developed lots for the nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, the Company received distributions of developed lots at cost of $0.1 million and $4.6 million, respectively.

The Company evaluates its investment in unconsolidated LLCs for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

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

Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Warranty accrual, beginning of period	$7,532	$10,441	$9,518	$12,006
Warranty expense on homes delivered during the period	1,310	1,344	3,129	3,512
Changes in estimates for pre-existing warranties	234	471	(789)	538
Settlements made during the period	(2,048)	(2,371)	(4,830)	(6,171)
Warranty accrual, end of period	$7,028	$9,885	$7,028	$9,885

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $128.0 million and $64.4 million were covered under the above guarantees as of September 30, 2009 and December 31, 2008, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at September 30, 2009, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2009 or 2008, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $3.8 million and $2.8 million at September 30, 2009 and December 31, 2008, respectively.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.8 million and $1.5 million as of September 30, 2009 and December 31, 2008, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided certain other guarantees and indemnifications.  The Company has provided an environmental indemnification to an unrelated third-party seller of land in connection with the Company’s purchase of that land.  In addition, the Company has provided an environmental indemnification, a loan maintenance and limited payment guaranty and a minimum net worth guarantee of one of the Company’s subsidiaries in connection with outside financing provided by a lender to one of our 50% owned LLCs.  Under the environmental indemnification, the Company and its partner in the applicable LLC are jointly and severally liable for any environmental claims relating to the property that are brought against the lender.  Under the loan maintenance and limited payment guaranty, the Company and the applicable LLC partner have jointly and severally agreed to the third-party lender to fund any shortfall in the event the ratio of the loan balance to the current fair market value of the property under development by the LLC is below a certain threshold.  As of September 30, 2009, the total maximum amount of future payments the Company could be required to make under the loan maintenance and limited payment guaranty was approximately $10.6 million.  Under the above guarantees and indemnifications, the LLC operating agreement provides recourse against our LLC partner for 50% of any actual liability associated with the environmental indemnification, land development completion guarantee and the loan maintenance and limited payment guaranty.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $1.4 million and $1.9 million at September 30, 2009 and December 31, 2008, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

NOTE 11.  Commitments and Contingencies

At September 30, 2009, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 1,060 homes, with an aggregate sales price of approximately $263.2 million.  Based on our current housing gross margin of 14.6%, less variable selling costs of 4.0% of revenue, less payments to date on homes in backlog of $140.7 million, we estimate payments totaling approximately $94.6 million to be made in 2009 relating to those homes.

At September 30, 2009, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $83.3 million.  Purchase of such properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At September 30, 2009, the Company had outstanding approximately $56.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016.  Included in this total are: (1) $28.7 million of performance bonds and $15.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.3 million share of our LLCs’ letters of credit and bonds); (2) $8.2 million of financial letters of credit, of which $1.6 million represent deposits on land and lot purchase agreements; and (3) $4.2 million of financial bonds.

During the first nine months of 2009, the Company identified approximately 80 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  The Company has accrued $9.7 million for their repair and for the nine months ended September 30, 2009, we have charged $1.7 million against that accrual.

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

As of September 30, 2009, $194.1 million remains available for future offerings under the $250 million universal shelf registration.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

NOTE 13.  Shareholders’ Equity

The Company issued 4,475,600 shares of its common stock in a public offering on May 19, 2009.  The Company raised approximately $52.6 million from that issuance, which is intended to be used for general corporate purposes.

NOTE 14.  Notes Payable Banks

The Initial Period of our Credit Facility has been extended for the third and final time to October 20, 2009.  During the Initial Period, any cash in excess of $25 million is collateral.  After the Initial Period expired, $54.1 million of our restricted cash became unrestricted.

On September 23, 2009, M/I Financial entered into the First Amendment to their secured credit agreement (“MIF Credit Agreement”) to increase the maximum borrowing availability from $20.0 million to $30.0 million.

On July 27, 2009, the Company entered into four secured Letter of Credit Facilities (“LOC Facilities”) with a borrowing capacity of $35 million.  The LOC Facilities mature on September 30, 2010.

NOTE 15.   Senior Notes

As of September 30, 2009, there were $200 million of senior notes outstanding.  The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At September 30, 2009, our restricted payments basket was ($163.0) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares (which are non-cumulative), and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.  The Credit Facility discussed above in Note 14 prohibits the early repurchase of such senior notes.

NOTE 16.  Loss Per Share

Loss per share (“EPS”) is calculated based on the weighted average number of common shares outstanding during each period.  The difference between basic and diluted shares outstanding is due to the effect of dilutive stock options and deferred compensation.  There are no adjustments to net loss necessary in the calculation of basic or diluted earnings per share.  The tables below present information regarding basic and diluted loss per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2009			2008
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(21,074)			$(58,655)
Less: preferred stock dividends	-			-
Loss to common shareholders from continuing operations	$(21,074)	18,514	$(1.14)	$(58,655)	14,019	$(4.18)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(21,074)	18,514	$(1.14)	$(58,655)	14,019	$(4.18)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		1,771			1,420

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2009			2008
	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss from continuing operations	$(69,105)			$(170,055)
Less: preferred stock dividends	-			4,875
Loss to common shareholders from continuing operations	$(69,105)	16,127	$(4.29)	$(174,930)	14,014	$(12.48)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-
Diluted loss to common shareholders from
continuing operations	$(69,105)	16,127	$(4.29)	$(174,930)	14,014	$(12.48)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		1,710			1,398

NOTE 17.  Income Taxes

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are now in a four-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of September 30, 2009, the Company has recorded a total valuation allowance of $136.4 million against its deferred tax assets.  In 2009, we do not expect to record any additional tax benefits as the carryback has been exhausted.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At September 30, 2009, the Company had a Federal net operating loss (“NOL”) carryforward of approximately $55.8 million.  This Federal carryforward benefit will begin to expire in 2028.  The Company also had state NOL benefits of $11.1 million.  These state carryforward benefits will begin to expire in 2022.

NOTE 18.  Financial Instruments

Counterparty Credit Risk.  To reduce the risk associated with accounting losses that would be recognized if counterparties failed to perform as contracted, the Company limits the entities that management can enter into a commitment with to the primary dealers in the market.  This risk of accounting loss is the difference between the market rate at the time of non-performance by the counterparty and the rate the Company committed to. The following table presents the carrying amounts and fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including cash in escrow	$102,794	$102,794	$39,176	$39,176
Mortgage loans held for sale	37,087	37,087	37,772	37,772
Other assets	11,404	11,273	14,282	13,813
Notes receivable	4,000	4,000	5,000	5,356
Commitments to extend real estate loans	1,020	1,020	638	638
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	-	-	73	73
Liabilities:
Notes payable - banks	26,622	26,622	35,078	35,078
Mortgage notes payable	6,233	7,201	6,442	9,819
Notes payable - other	-	-	9,857	9,857
Senior notes	199,360	184,250	199,168	105,000
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	276	276	-	-
Forward sale of mortgage-backed securities	1,334	1,334	1,104	1,104
Other liabilities	56,340	56,340	54,183	54,183
Off-Balance Sheet Financial Instruments:
Letters of credit	-	817	-	727

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2009 and December 31, 2008:

Cash, Cash Held in Escrow and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Notes Payable - Other and Senior Notes.  The fair value of these financial instruments was determined based upon market quotes at September 30, 2009 and December 31, 2008.  The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation.  The inputs were adjusted to account for the condition of the asset or liability.

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

Letters of Credit.  Letters of credit and outstanding completion bonds of $56.3 million and $80.1 million represent potential commitments at September 30, 2009 and December 31, 2008, respectively.  The letters of credit generally expire within one or two years.  The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 19.  Business Segments

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our nine individual homebuilding operating segments and the results of the financial services operation; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana		Raleigh, North Carolina
Chicago, Illinois

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company’s homes.

The chief operating decision makers utilize operating profits (losses), defined as profits (losses) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the three and nine months ended September 30, 2009 and 2008 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Revenue:
Midwest homebuilding	$71,240	$64,564	$157,980	$171,042
Florida homebuilding	22,690	29,979	67,483	119,620
Mid-Atlantic homebuilding	54,749	63,270	129,328	148,526
Other homebuilding - unallocated (a)	-	-	-	7,131
Financial services	4,059	2,572	10,242	11,153
Total revenue	$152,738	$160,385	$365,033	$457,472

Operating (loss) income:
Midwest homebuilding (b)	$(5,932)	$(25,137)	$(15,282)	$(43,496)
Florida homebuilding (b)	(11,702)	(12,599)	(30,101)	(55,208)
Mid-Atlantic homebuilding (b)	2,293	(12,047)	(3,710)	(22,280)
Other homebuilding - unallocated (a)	-	-	-	502
Financial services	2,135	732	4,971	5,325
Less: Corporate selling, general and administrative expense (c)	(6,449)	(7,222)	(17,428)	(20,313)
Total operating loss	$(19,655)	$(56,273)	$(61,550)	$(135,470)

Interest expense:
Midwest homebuilding	$638	$1,181	$3,081	$3,900
Florida homebuilding	229	302	1,317	1,813
Mid-Atlantic homebuilding	303	553	1,673	2,624
Financial services	128	114	234	358
Total interest expense	$1,298	$2,150	$6,305	$8,695

Other (loss) income (d)	-	-	(941)	5,555

Loss from continuing operations before income taxes	$(20,953)	$(58,423)	$(68,796)	$(138,610)

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

(b)
For the three months ended September 30, 2009 and 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $15.0 million and $43.5 million, respectively.  These charges reduced operating income by $8.6 million and $21.3 million in the Midwest region, $6.4 million and $11.3 million in the Florida region and less than $0.1 million and $10.9 million in the Mid-Atlantic region for the three months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $34.0 million and $105.7 million, respectively.  These charges reduced operating income by $12.0 million and $34.3 million in the Midwest region, $17.0 million and $52.9 million in the Florida region and $5.0 million and $18.5 million in the Mid-Atlantic region for the nine months ended September 30, 2009 and 2008, respectively.

(c)
The three and nine months ended September, 2009 include the impact of severance charges of less than $0.1 million and $0.8 million, respectively, and the three and nine months ended September, 2008 include the impact of severance charges of $0.4 million and $2.4 million, respectively.

(d)
Other (loss) income is comprised of the loss on the sale of the plane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

The following table shows total assets by segment as of September 30, 2009 and December 31, 2008:

	At September 30, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$713	$-	$25	$-	$738
Inventory	246,598	83,735	163,199	-	493,532
Investment in unconsolidated entities	6,524	1,132	-	-	7,656
Other assets	5,151	10,304	7,983	152,568	176,006
Total assets	$258,986	$95,171	$171,207	$152,568	$677,932

	At December 31, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$96	$32	$942	$-	$1,070
Inventory	232,853	102,500	179,606	-	514,959
Investment in unconsolidated entities	6,359	6,771	-	-	13,130
Other assets	2,758	12,284	4,720	144,367	164,129
Total assets	$242,066	$121,587	$185,268	$144,367	$693,288

NOTE 20.  Subsequent Events

The Company has evaluated subsequent events through October 30, 2009, which is the date these financial statements were issued, and no material subsequent events occurred between September 30, 2009 and October 30, 2009.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered nearly 75,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In 2008, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, in Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, and our updates discussed in “Item 1A. Risk Factors” in Part II of this report.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  Listed below are those estimates that we believe are critical and require the use of complex judgment in their application.

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, and an adequate initial and continuing investment by the homebuyer is received or when the loan has been sold to a third-party investor.  Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing.

Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest; real estate taxes; indirect costs; and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company’s Unaudited Condensed Consolidated Statements of Operations.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs.

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

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.

Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level; therefore, changes in local conditions may affect one or several of our communities.

For the three months ended September 30, 2009, the company evaluated all active communities for impairment indicators.  A recoverability analysis was performed for 28 of those active communities and an impairment charge was recorded in 16 of those communities.  The carrying value of those 16 impaired communities was $59.1 million at September 30, 2009.

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

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach.

Land held for sale.  Land held for sale includes land that meets all of the following six criteria:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  In performing impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.  If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

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

As of September 30, 2009, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2010, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of September 30, 2009, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

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

We also periodically enter into lot option arrangements with third-parties to whom we have sold our raw land inventory.  We evaluate these to determine if we should record an asset and liability at the time we sell the land and enter into the lot option contract.

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

The Company evaluates its investment in unconsolidated limited liability companies (“LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the LLC, the timing of distribution of lots to the Company from the LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in unconsolidated LLCs, the Company evaluates the projected cash flows associated with the LLC.  As of September 30, 2009, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

●	Home Builder’s Limited Warranty – warranty program which became effective for homes closed starting with the third quarter of 2007;
●	30-year transferable structural warranty – effective for homes closed after April 24, 1998;
●	two-year limited warranty program – effective prior to the implementation of the Home Builder’s Limited Warranty; and
●	20-year transferable structural warranty – effective for homes closed between September 1, 1989 and April 24, 1998.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2009, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per employee’s lifetime.  Our self-insurance limit for workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open cases.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $15.0 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $12.5 million and less than $0.1 million, respectively, for all self-insured and general liability claims during the nine months ended September 30, 2009 and 2008.  Please see Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information surrounding the year-to-date 2009 expenses.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation.  We account for stock-based compensation by measuring and recognizing compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, and the expected term of the option.  In addition, when we first issue share-based awards, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments.  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives.  In determining the fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  The fair value includes the price that the loan is expected to be sold for along with the value of servicing release premiums.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  Gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  The IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We evaluate this based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are now in a four-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of September 30, 2009, the Company had a total valuation allowance of $136.4 million recorded.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

Income Taxes—Tax Positions.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability.  Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within (benefit) provision for income taxes in the Unaudited Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our nine individual homebuilding operating segments and the results of the financial services operation; (2) the results of our three homebuilding regions; and (3) the results of our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana		Raleigh, North Carolina
Chicago, Illinois

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company’s homes.

Highlights and Trends for the Three and Nine Months Ended September 30, 2009

Overview

During the third quarter of 2009, we experienced our fourth consecutive quarter of year-over-year increases in new contracts and third quarter of year-over-year increases in backlog units since the housing market began its decline in late 2006.  For the quarter, our new contracts and backlog units both increased 36%, despite a 24% decline in active communities from a year ago.  We believe our new contract results underscore the importance of great locations, focused quality product, excellent customer service and effective marketing. We are cautiously optimistic about our results these past three quarters.  While we have experienced an uptick in demand in the first nine months of 2009 as a more confident homebuyer took advantage of increased affordability, historically low interest rates,  and the $8,000 federal tax credit,  signs remain that indicate we have a ways to go to a full recovery in the industry.  Today’s current economic environment continues to yield rising unemployment, increased foreclosures, and very tight credit standards. In addition, the federal tax credit is set to expire on December 1, 2009, the implications of which may be negative to the industry and the overall economy.

Amid these mixed conditions, we delivered 20% more homes while generating lower homebuilding revenues in 2009’s third quarter off an 18% decline in average sales price and lower land revenue compared to the same period a year ago. We improved our operating gross margin by 500 basis points to 16.8% and reduced our pre-tax operating loss to $1.2 million - down from 2008’s $14.5 million pre-tax operating loss. (Please see the table set forth below reconciling non-GAAP measures). We believe these loss and new contract improvements are the result of a combination of factors, including hard cost reduction and value-engineering initiatives, the re-positioning of our product offering to target first-time and value-focused homebuyers, our general expense reduction efforts and our focus on generating cash and maintaining a strong balance sheet.

Key Financial Results

●
For the quarter ended September 30, 2009, total revenue decreased $7.6 million (5%) to $152.7 million when compared to the quarter ended September 30, 2008.  This decrease is largely attributable to a decrease of $6.2 million in revenue from outside land sales, from $6.3 million in 2008 to $0.1 million in 2009, along with a decrease of $2.9 million in housing revenue.  Partially offsetting these decreases was an increase of $1.5 million in revenue from financial services to $4.1 million, which was driven by a 28% increase in the number of loans originated, from 439 in the third quarter of 2008 to 564 in the third quarter of 2009.  The average sales price of homes delivered decreased 18%, from $273,000 for the quarter ended September 30, 2008 to $224,000 for the quarter ended September 30, 2009.  Homes delivered increased 20%, from 555 in the third quarter of 2008 to 665 in the same period of 2009.

●
Loss before taxes for the third quarter of 2009 decreased by $37.4 million (64%), from $58.4 million in the third quarter of 2008 to $21.0 million in the third quarter of 2009.  During the third quarter of 2009, the Company incurred charges totaling $15.0 million compared to $43.5 million incurred in the third quarter of 2008 related to the impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, as well as $4.7 million of other non-operating charges (drywall warranty issues of $4.4 million and $0.3 million of other unusual charges, including severance and bad debt expense), the Company had a pre-tax loss of $1.2 million in the third quarter of 2009, which represents a $13.3 million improvement from 2008’s pre-tax loss of $14.5 million (exclusive of aforementioned impairments and $0.4 million of severance).  The improvement from 2008 was primarily driven by lower selling, general and administrative expenses.  The third quarter operating gross margin was 16.8% compared to 2008’s 11.8%.  (Please see the table set forth below reconciling non-GAAP measures.)  Selling expenses decreased by $3.1 million (21%) for the quarter ended September 30, 2009 when compared to the quarter ended September 30, 2008, primarily due to (1) a $1.1 million decrease in variable selling expenses; (2) a $1.0 million decrease in model home expenses; and (3) a $0.8 million decrease in advertising expenses.  Additionally, general and administrative expenses decreased $2.9 million (17%) from the third quarter of 2008 to the third quarter of 2009 primarily due to (1) a decrease of $1.2 million in professional fees; (2) a decrease of $0.9 million in land related expenses; and (3) a decrease of $0.8 million in miscellaneous expenses.

●
For the nine months ended September 30, 2009, total revenue decreased $92.4 million (20%) compared to the first nine months of 2008.  This decrease is attributable to a decrease of $55.2 million in housing revenue, from $409.2 million in 2008 to $354.0 million in 2009, along with a $29.3 million decrease in revenue from outside land sales, from $30.0 million in the first nine months of 2008 to $0.7 million in the first nine months of 2009.  The $55.2 million decrease in housing revenue was primarily due to an 18% decrease in the average sales price, from $278,000 to $228,000.  Homes delivered increased 5% from 1,471 in the first nine months of 2008 to 1,551 in the same period of 2009.  Financial services revenue also decreased $0.9 million (8%), driven by a 14% decrease in the number of loans originated.

●
Loss before taxes for the nine months ended September 30, 2009 decreased $69.8 million, from $138.6 million in the 2008 nine-month period to $68.8 million for the first nine months of 2009.  The $69.8 million decrease is primarily comprised of lower impairment charges and lower selling, general and administrative costs, which are partially offset by the decrease in other income and increase in other loss, and the increase in bad debt expense.  During the nine months ended September 30, 2009, the Company incurred charges totaling $34.0 million compared to $105.7 million incurred in the same period of 2008 related to the impairment of inventory, investment in unconsolidated LLCs and abandoned land transaction costs.  Excluding the impact of the above-mentioned charges, as well as $12.7 million of other non-operating charges (drywall warranty issues of $9.7 million, $3.0 million of other unusual charges, including severance and bad debt expense, and loss on the sale of our airplane of $0.9 million), the Company had a pre-tax loss of $22.1 million in the first nine months of 2009, which is a $13.9 million improvement over the first nine months of 2008’s pre-tax loss of $36.0 million (exclusive of aforementioned impairments, a $5.6 million gain on the sale of the company airplane and $2.4 million of severance charges).  A decline in operating gross margin dollars was offset by lower selling, general and administrative expenses as well as lower interest expense. Operating gross margin for the first nine months of 2009 was 14.7% compared to 2008’s 13.6%.  (Please see the table set forth below reconciling non-GAAP measures below).  General and administrative expenses decreased $9.1 million (18%) for the nine months ended September 30, 2009 compared to the that same period of 2008 primarily due to (1) a decrease of $4.1 million in payroll and incentive expenses; (2) a decrease of $2.3 million in professional fees; (3) a decrease of $2.2 million in land related expenses, including abandoned projects and deposit write-offs; (4) a decrease of $0.8 million in miscellaneous expenses; (5) a decrease of $0.5 million in computer-related expenses; and (6) a decrease of $0.4 million in expenses related to the airplane that was sold in the first quarter of 2009.  Partially offsetting these decreases was the bad debt expense of $1.2 million mentioned above.  Selling expenses decreased by $11.2 million (27%) for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008, primarily due to (1) a $4.7 million decrease in variable selling expenses; (2) a $2.7 million decrease in model home expenses; (3) a $2.3 million decrease in advertising expenses; (4) a $0.8 million decrease in sales office expenses; and (5) a $0.5 million decrease in payroll-related expenses.  In the first quarter of 2009, the Company incurred a $0.9 million loss on the sale of our company airplane while in 2008, the Company had a $5.6 million gain on the exchange of the company airplane, resulting in a $6.5 million negative effect on income from year to year.

●
New contracts for the quarter ended September 30, 2009 were 619 compared to 456 for the quarter ended September 30, 2008, an increase of 36%.  New contracts increased in all of our regions.  For the nine months ended September 30, 2009, new contracts increased by 505 (33%), from 1,540 in the first nine months of 2008 to 2,045 for the same period in 2009.  We also experienced an overall reduction in our cancellation rate, from 32% in the third quarter of 2008 to 20% in the third quarter of 2009.  By region, our cancellation rates for the third quarter of 2009 versus the third quarter of 2008 were as follows: Midwest – 22% in 2009 and 35% in 2008; Florida – 16% in 2009 and 28% in 2008; and Mid-Atlantic – 17% in 2009 and 28% in 2008.  The overall cancellation rates for the nine months ended September 30, 2009 and 2008 were 18% and 26%, respectively.  Our homes in backlog increased 36%, from 781 units at September 30, 2008 to 1,060 units at September 30, 2009.

●
Our mortgage company’s capture rate increased from 84% for the third quarter of 2008 to 88% in the third quarter of 2009.  For the nine months of 2009, 89% of our homes delivered that were financed were through M/I Financial, compared to 83% in 2008’s first nine months.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

●
We continue to deal with very weak and ever-changing market conditions that require us to constantly monitor the value of our inventories and investments in unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the three and nine months ended September 30, 2009, we recorded $15.0 million and $34.0 million, respectively, of charges relating to the impairment of inventory and investment in unconsolidated LLCs and write-off of abandoned land transaction costs.  We generally believe that we will see a gradual improvement in market conditions over the long term.  For the remainder of 2009, we will continue to update our evaluation of the value of our inventory and investments in unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●	During the first nine months of 2009, we accrued $9.7 million for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.

●	We are required to reduce the carrying amounts of deferred tax assets by a valuation allowance, if, based on available evidence, it is more likely than not that such assets will not be realized. As a result of our net loss during the three months ended September 30, 2009, we generated deferred tax assets of $8.2 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated.

The following table reconciles our gross margin and loss from continuing operations before income taxes for the three and nine months ended September 30, 2009 and 2008 to operating gross margin and pre-tax loss from operations, excluding inventory impairment charges, imported drywall charges, other expense (income) and restructuring charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross margin	$6,360	$(24,280)	$11,620	$(41,973)
Add:
Impairments	14,962	43,166	32,484	104,145
Warranty – Imported drywall	4,400	-	9,650	-
Operating gross margin	$25,722	$18,886	$53,754	$62,172

Loss from continuing operations
before income taxes	$(20,953)	$(58,423)	$(68,796)	$(138,610)
Add:
Impairments and abandonments	15,034	43,522	33,972	105,713
Warranty – imported drywall	4,400	-	9,650	-
Other expense (income)	-	-	941	(5,555)
Restructuring/bad debt expense	295	434	2,110	2,429
Pre-tax loss from operations	$(1,224)	$(14,467)	$(22,123)	$(36,023)

We believe that the measures described above, which exclude the effect of housing inventory impairment and other non-operating matters, are useful to investors as they provide a perspective on the underlying operating performance of the business by isolating the impact of charges related to such items.  In addition, we use them to evaluate our performance and believe it is a widely-accepted financial measure by users of our financial statements in analyzing our operating results and provides comparability to similar calculations by our peers in the homebuilding industry.  However, it should be noted that such measures are not GAAP financial measures.  Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

The following table shows, by segment, revenue, operating (loss) income, and interest expense for the three and nine months ended September 30, 2009 and 2008, as well as the Company’s loss before taxes for such periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Revenue:
Midwest homebuilding	$71,240	$64,564	$157,980	$171,042
Florida homebuilding	22,690	29,979	67,483	119,620
Mid-Atlantic homebuilding	54,749	63,270	129,328	148,526
Other homebuilding - unallocated (a)	-	-	-	7,131
Financial services	4,059	2,572	10,242	11,153
Total revenue	$152,738	$160,385	$365,033	$457,472

Operating (loss) income:
Midwest homebuilding (b)	$(5,932)	$(25,137)	$(15,282)	$(43,496)
Florida homebuilding (b)	(11,702)	(12,599)	(30,101)	(55,208)
Mid-Atlantic homebuilding (b)	2,293	(12,047)	(3,710)	(22,280)
Other homebuilding - unallocated (a)	-	-	-	502
Financial services	2,135	732	4,971	5,325
Less: Corporate selling, general and administrative expense (c)	(6,449)	(7,222)	(17,428)	(20,313)
Total operating loss	$(19,655)	$(56,273)	$(61,550)	$(135,470)

Interest expense:
Midwest homebuilding	$638	$1,181	$3,081	$3,900
Florida homebuilding	229	302	1,317	1,813
Mid-Atlantic homebuilding	303	553	1,673	2,624
Financial services	128	114	234	358
Total interest expense	$1,298	$2,150	$6,305	$8,695

Other (loss) income (d)	-	-	(941)	5,555

Loss from continuing operations before income taxes	$(20,953)	$(58,423)	$(68,796)	$(138,610)

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

(b)
For the three months ended September 30, 2009 and 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $15.0 million and $43.5 million, respectively.  These charges reduced operating income by $8.6 million and $21.3 million in the Midwest region, $6.4 million and $11.3 million in the Florida region and less than $0.1 million and $10.9 million in the Mid-Atlantic region for the three months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs was $34.0 million and $105.7 million, respectively.  These charges reduced operating income by $12.0 million and $34.3 million in the Midwest region, $17.0 million and $52.9 million in the Florida region and $5.0 million and $18.5 million in the Mid-Atlantic region for the nine months ended September 30, 2009 and 2008, respectively.

(c)
The three and nine months ended September, 2009 include the impact of severance charges of less than $0.1 million and $0.8 million, respectively, and the three and nine months ended September, 2008 include the impact of severance charges of $0.4 million and $2.4 million, respectively.

(d)
Other (loss) income is comprised of the loss on the sale of the plane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

The following table shows total assets by segment:

	At September 30, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$713	$-	$25	$-	$738
Inventory	246,598	83,735	163,199	-	493,532
Investment in unconsolidated entities	6,524	1,132	-	-	7,656
Other assets	5,151	10,304	7,983	152,568	176,006
Total assets	$258,986	$95,171	$171,207	$152,568	$677,932

	At December 31, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$96	$32	$942	$-	$1,070
Inventory	232,853	102,500	179,606	-	514,959
Investment in unconsolidated entities	6,359	6,771	-	-	13,130
Other assets	2,758	12,284	4,720	144,367	164,129
Total assets	$242,066	$121,587	$185,268	$144,367	$693,288

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

Reportable Segments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except as otherwise noted)	2009	2008	2009	2008

Midwest Region
Homes delivered	367	257	783	673
Average sales price per home delivered	$194	$244	$202	$250
Revenue homes	$71,148	$62,677	$157,888	$168,355
Revenue third party land sales	$92	$1,887	$92	$2,687
Operating loss homes (a)	$(6,024)	$(20,923)	$(15,374)	$(38,913)
Operating income (loss) land (a)	$92	$(4,214)	$92	$(4,583)
New contracts, net	322	238	1,076	726
Backlog at end of period	658	444	658	444
Average sales price of homes in backlog	$218	$247	$218	$247
Aggregate sales value of homes in backlog (in millions)	$144	$109	$144	$109
Number of active communities	62	80	62	80

Florida Region
Homes delivered	107	105	302	355
Average sales price per home delivered	$213	$244	$222	$260
Revenue homes	$22,690	$25,544	$66,826	$92,341
Revenue third party land sales	$-	$4,435	$657	$27,279
Operating loss homes (a)	$(11,702)	$(5,519)	$(30,292)	$(31,323)
Operating (loss) income land (a)	$-	$(7,080)	$191	$(23,885)
New contracts, net	124	87	348	374
Backlog at end of period	123	140	123	140
Average sales price of homes in backlog	$224	$291	$224	$291
Aggregate sales value of homes in backlog (in millions)	$27	$41	$27	$41
Number of active communities	21	26	21	26

Mid-Atlantic Region
Homes delivered	191	193	466	443
Average sales price per home delivered	$287	$328	$278	$336
Revenue homes	$54,749	$63,270	$129,328	$148,526
Revenue third party land sales	$-	$-	$-	$-
Operating income (loss) homes (a)	$2,293	$(11,837)	$(3,710)	$(22,070)
Operating loss land (a)	$-	$(210)	$-	$(210)
New contracts, net	173	131	621	440
Backlog at end of period	279	197	279	197
Average sales price of homes in backlog	$330	$314	$330	$314
Aggregate sales value of homes in backlog (in millions)	$92	$62	$92	$62
Number of active communities	22	32	22	32

Total Homebuilding Regions
Homes delivered	665	555	1,551	1,471
Average sales price per home delivered	$224	$273	$228	$278
Revenue homes	$148,587	$151,491	$354,042	$409,222
Revenue third party land sales	$92	$6,322	$749	$29,966
Operating loss homes (a)	$(15,433)	$(38,279)	$(49,376)	$(92,306)
Operating income (loss) land (a)	$92	$(11,504)	$283	$(28,678)
New contracts, net	619	456	2,045	1,540
Backlog at end of period	1,060	781	1,060	781
Average sales price of homes in backlog	$248	$272	$248	$272
Aggregate sales value of homes in backlog (in millions)	$263	$212	$263	$212
Number of active communities	105	138	105	138

Financial Services
Number of loans originated	564	439	1,336	1,168
Value of loans originated	$112,042	$107,995	$275,655	$279,966
Revenue	$4,059	$2,572	$10,242	$11,153
Selling, general and administrative expenses	$1,924	$1,840	$5,271	$5,828
Interest expense	$128	$114	$234	$358
Income before income taxes	$2,007	$618	$4,737	$4,967

(a) Amount includes impairment charges and write-off of land deposits and pre-acquisition costs for 2009 and 2008 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Midwest:
Homes	$8,581	$17,110	$12,039	$29,751
Land	-	4,241	-	4,599
	8,581	21,351	12,039	34,350

Florida:
Homes	6,389	4,182	17,011	28,624
Land	-	7,080	-	24,263
	6,389	11,262	17,011	52,887

Mid-Atlantic:
Homes	64	10,599	4,922	18,166
Land	-	310	-	310
	64	10,909	4,922	18,476

Total
Homes	$15,034	$31,891	$33,972	$76,541
Land	-	11,631	-	29,172
	$15,034	$43,522	$33,972	$105,713

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Midwest	22.2%	34.6%	21.1%	29.0%
Florida	16.2%	28.1%	14.9%	19.0%
Mid-Atlantic	17.2%	28.0%	15.2%	24.4%

Total	19.7%	31.6%	18.4%	25.5%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Midwest Region.  For the quarter ended September 30, 2009, Midwest homebuilding revenue was $71.2 million, a 10% increase compared to the third quarter of 2008.  The increase was primarily due to the 43% increase in homes delivered, from 257 in the third quarter of 2008 to 367 in the third quarter of 2009, which was partially offset by the 20% decrease in the average sales price of homes delivered from $244,000 in the third quarter of 2008 to $194,000 in the third quarter of 2009.  Operating loss decreased by $19.2 million, from $25.1 million in 2008 to $5.9 million in 2009, primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $8.6 million and $21.4 million for the third quarter of 2009 and 2008, respectively, our operating gross margins were 14.3% and 9.1% for those same periods in our Midwest region.  The 5.2% increase was the result of our Company-wide initiative to reduce hard costs, along with value engineering in our Midwest markets.  Selling, general and administrative costs decreased $2.1 million, going from $9.6 million for the quarter ended September 30, 2008 to $7.5 million for the quarter ended September 30, 2009, due to a decrease in professional fees, land-related expenses, advertising expenses, and model home expenses.  For the three months ended September 30, 2009, our Midwest region new contracts increased from 238 to 322.  Quarter-end backlog increased 48% in units, from 444 at September 30, 2008 to 658 at September 30, 2009.  Quarter-end backlog sales value also increased, from $109.5 million at September 30, 2008 to $143.6 million at September 30, 2009, with an average sales price in backlog decreasing from $247,000 at September 30, 2008 to $218,000 at September 30, 2009.

Florida Region.  For the quarter ended September 30, 2009, Florida homebuilding revenue decreased by $7.3 million (24%) compared to the same period in 2008.  The decrease in revenue is primarily due to a decrease of $4.4 million in revenue from outside land sales in the third quarter of 2009 compared to 2008, along with a 13% decrease in the average sales price of homes delivered, from $244,000 in the third quarter of 2008 to $213,000 in the third quarter of 2009.  Operating loss decreased by $0.9 million, from $12.6 million in 2008 to $11.7 million in 2009 primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $6.4 million and $4.4 million for drywall repairs for the quarter ended September 30, 2009 and $11.3 million of impairment charges for the quarter ended September 30, 2008, our operating gross margins were 13.0% and 13.2% for those same periods in our Florida region.  Selling, general and administrative costs decreased $1.4 million, from $5.3 million in the third quarter of 2008 to $3.9 million in the third quarter of 2009, primarily due to a decrease in land-related expenses, advertising expenses, expenses related to our sales offices, and model home expenses.  For the third quarter of 2009, our Florida region new contracts increased from 87 in 2008 to 124 in 2009.  Management anticipates continued challenging conditions in our Florida markets to continue in 2009 based on the decrease in backlog units from 140 at September 30, 2008 to 123 at September 30, 2009, along with the decrease in the average sales price of homes in backlog from $291,000 in 2008 to $224,000 in 2009.  In an effort to combat these decreases, we plan on introducing our eco series in our Florida region in the first quarter of 2010.  Our eco series features lower base prices and are 100% Energy Star qualified, allowing homebuyers to save up to 30% in annual energy costs.  The eco series is already offered in our Midwest region and homebuyers have been extremely receptive to this new line of homes.  In the third quarter of 2009, we accrued an additional $4.4 million of expenses for the repair of imported drywall that may be responsible for accelerated corrosion of certain metals in the home.

Mid-Atlantic Region.  In our Mid-Atlantic region, homebuilding revenue decreased $8.5 million (13%) for the quarter ended September 30, 2009 compared to the same period in 2008, from $63.2 million in 2008 to $54.7 million in 2009.  This decrease is primarily due to the decrease in homes delivered from 193 in the third quarter of 2008 to 191 in the third quarter of 2009, along with a 13% decrease in the average sales price of homes delivered, from $328,000 in the third quarter of 2008 to $287,000 in the third quarter of 2009.  New contracts increased 32%, from 131 in the third quarter of 2008 to 173 in the third quarter of 2009.  Operating income increased by $14.3 million, from a loss of $12.0 million in 2008 to income of $2.3 million in 2009 primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of less than $0.1 million and $10.6 million for the third quarters of 2009 and 2008, respectively, our operating gross margins were 15.6% and 10.2% for those same periods in our Mid-Atlantic region.  The increase was primarily due to the results of our Company-wide initiative to reduce hard costs, along with value engineering in our Mid-Atlantic markets as well as simplifying our base house plans, which encourages homebuyers to add more options, which in turn have higher profit margins.  Excluding deposit write-offs and pre-acquisition costs of less than $0.1 million in the third quarter of 2009 and $0.4 million in the third quarter of 2008, selling, general and administrative expenses decreased $1.4 million due to a decrease in advertising expenses, model home expenses, and expenses related to our sales offices.  Quarter-end backlog increased 42% in units, from 197 in the third quarter of 2008 to 279 in the third quarter of 2009, and 48% in total sales value, from $62.0 million in the third quarter of 2008 to $92.0 million in the third quarter of 2009, with an average sales price in backlog of $330,000 at September 30, 2009 compared to $314,000 at September 30, 2008.

Financial Services.  For the three months ended September 30, 2009, revenue from our mortgage and title operations increased $1.5 million, driven by an increase of 28% in loans originated.  Operating income for our financial services segment increased $1.4 million, from $0.7 million in 2008 to $2.1 million in 2009, primarily due to the increase in loan originations described above.

At September 30, 2009, M/I Financial had mortgage operations in all of our markets.  Approximately 88% of our homes delivered during the third quarter of 2009 that were financed were through M/I Financial, compared to 84% in 2008.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  Corporate selling, general and administrative expenses decreased $0.8 million (11%), from $7.2 million in the third quarter of 2008 to $6.4 million in the third quarter of 2009 due to a decrease of $0.8 million in payroll related expenses, which includes a decrease of $0.4 million of severance expenses.  Corporate general and administrative expenses also include a charge of $0.6 million for a litigation settlement, which was offset by an overall reduction of professional fees.

Interest.  Interest expense for the Company decreased $0.9 million from $2.2 million for the quarter ended September 30, 2008 to $1.3 million for the quarter ended September 30, 2009.  This decrease was primarily due to the decrease in the weighted average borrowings from $241.5 million in the third quarter of 2008 to $208.0 million in the third quarter of 2009, along with an increase in interest capitalized due primarily to an increase in land development activities in the third quarter.  These decreases were partially offset by an increase in our weighted average borrowing rate, from 7.69% for the three months ended September 30, 2008 to 8.49% for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Midwest Region.  For the nine months ended September 30, 2009, Midwest homebuilding revenue was $158.0 million, an 8% decrease compared to the first nine months of 2008.  The decrease was primarily due to the 19% decrease in the average sales price of homes delivered, from $250,000 in the first nine months of 2008 to $202,000 in the first nine months of 2009.  Operating loss decreased by $28.2 million (65%), from $43.5 million in 2008 to $15.3 million in 2009, primarily due to lower selling, general and administrative costs.  Excluding impairment charges of $11.5 million and $34.3 million for the first nine months of 2009 and 2008, respectively, our operating gross margins were 11.0% and 10.2% for those same periods in our Midwest region.  The slight increase was the result of our Company-wide initiative to reduce hard costs, along with value engineering in our Midwest markets.  Excluding deposit write-offs and pre-acquisition costs of $0.5 million in the first nine months of 2009 and less than $0.1 million in the first nine months of 2008, selling, general and administrative costs decreased $6.1 million, from $26.6 million for the nine months ended September 30, 2008 to $20.5 million for the nine months ended September 30, 2009, due to a decrease in payroll related expenses, professional fees, advertising expenses, and model home expenses.  For the nine months ended September 30, 2009, our Midwest region new contracts increased 48%, from 726 in the first nine months of 2008 to 1,076 in the first nine months of 2009.  At September 30, 2009, we had 658 homes in backlog, an increase of 48% over the 444 homes we had in backlog at September 30, 2008, and the sales value of those homes in backlog also increased, from $109.5 million at September 30, 2008 to $143.6 million at September 30, 2009.

Florida Region.  For the nine months ended September 30, 2009, Florida homebuilding revenue decreased $52.1 million (44%), from $119.6 million in the first nine months of 2008 to $67.5 million in the first nine months of 2009.  The decrease in revenue is primarily due to a $26.6 million decrease in revenue from outside land sales, from $27.3 million in the first nine months of 2008 to $0.7 million in the first nine months of 2009, along with a 15% decrease in the number of homes delivered, from 355 in the first nine months of 2008 to 302 in the first nine months of 2009, and a decrease in the average sales price of homes delivered from $260,000 for the nine months ended September 30, 2008 to $222,000 for the nine months ended September 30, 2009.  Operating loss decreased $25.1 million (45%), from $55.2 million for the nine months ended September 30, 2008 to $30.1 million for the nine months ended September 30, 2009.  Excluding impairment charges of $17.0 million and $9.7 million for drywall repairs for the nine months ended September 30, 2009, and $52.8 million of impairment charges for the nine months ended September 30, 2008, our operating gross margins were 12.7% and 12.5% for those same periods in our Florida region.  Selling, general and administrative costs decreased $5.3 million, from $17.4 million for the nine months ended September 30, 2008 to $12.1 million for the nine months ended September 30, 2009, due to a decrease in payroll related expenses, land related expenses, professional fees, advertising expenses, model home expenses, and expenses related to our sales offices.  For the nine months ended September 30, 2009, new contracts decreased 7%, from 374 in 2008 to 348 in 2009.  There were 123 homes in backlog at September 30, 2009, a decrease of 12% compared to 140 homes in backlog at September 30, 2008.  During the first nine months of 2009, we accrued $9.7 million for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.  During the first nine months of 2009, we also recorded bad debt expense of $1.2 million on a note receivable related to a piece of land we sold in Florida in 2006.

Mid-Atlantic Region.  For the nine months ended September 30, 2009, Mid-Atlantic homebuilding revenue decreased $19.2 million (13%) from $148.5 million in the first nine months of 2008 to $129.3 million in the first nine months of 2009.  Driving this decrease was a 17% decrease in the average selling price of homes delivered, from $336,000 in 2008 to $278,000 in 2009, which was partially offset by an increase of 5% in homes delivered, from 443 in 2008 to 466 in 2009.  Operating loss for the nine months ended September 30, 2009 was $3.7 million, a decrease of 83% from $22.3 million for the nine months ended September 30, 2008.  Excluding impairment charges of $4.0 million and $17.1 million for the first nine months of 2009 and 2008, respectively, our operating gross margins were 13.6% and 11.9% for those same periods in our Mid-Atlantic region.  The 1.7% increase is due to the results of our Company-wide initiative to reduce hard costs, along with value engineering in our Mid-Atlantic markets.  Selling, general and administrative expenses decreased $5.1 million when excluding deposit write-offs and pre-acquisition costs of $0.9 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively, primarily due to a decrease in payroll related expenses, advertising expenses, expenses related to our sales offices, and model home expenses.  New contracts in the Mid-Atlantic region increased 41% for the nine months ended September 30, 2009, from 440 in 2008 to 621 in 2009.  There were 279 homes in backlog at September 30, 2009, compared to 197 at September 30, 2008, and the value of the homes in backlog also increased, from $62.0 million in 2008 to $92.0 million in 2009.

Financial Services.  For the nine months ended September 30, 2009, revenue from our mortgage and title operations decreased $0.9 million (8%), from $11.1 million in the first nine months of 2008 to $10.2 million in the first nine months of 2009.  This decrease was primarily due to a $4.3 million decrease in the total value of loans originated, which was partially offset by a 14% increase in loan originations, from 1,168 in the first nine months of 2008 to 1,336 in the first nine months of 2009.  Operating income for our financial services segment decreased $0.3 million, from $5.3 million in 2008 to $5.0 million in 2009, due to a reduction in general and administrative expenses.

At September 30, 2009, M/I Financial had mortgage operations in all of our markets.  Approximately 89% of our homes delivered during the nine months ended September 30, 2009 that were financed were through M/I Financial, compared to 83% in 2008.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  For the nine months ended September 30, 2009, corporate selling, general and administrative expenses decreased $2.9 million from $20.3 million in the first nine months of 2008 to $17.4 million in the first nine months of 2009.  This decrease was primarily the result of a decrease of $3.0 million in payroll related expenses, which included a reduction of $1.6 million in severance expenses.

Interest.  Interest expense for the Company decreased $2.4 million (28%) from $8.7 million for the nine months ended September 30, 2008 to $6.3 million for the nine months ended September 30, 2009.  This decrease was primarily due to the decrease in our weighted average borrowings from $272.7 million in the first nine months of 2008 to $214.5 million in the first nine months of 2009, which was partially offset by a decrease in interest capitalized due primarily to a reduction in land development activities, and an increase in our weighted average borrowing rate from 8.05% for the nine months ended September 30, 2008 to 8.61% for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow Activities

Funding for our business has been provided principally by cash flow from operating activities, bank borrowings, and the public debt and equity markets.  During the nine months ended September 30, 2009, we generated $25.0 million of cash from our operating activities, compared to $126.2 million of cash from our operating activities during the first nine months of 2008.  The $25.0 million net cash generated during the first nine months of 2009 was primarily a result of a federal tax refund totaling $39.5 million, and a net increase in accounts payable of $22.9 million.  Partially offsetting these increases was a net decrease due to other operating activities, including $4.3 million in cash held in escrow, and $3.7 million in accrued compensation.

The $101.2 million decrease in cash generated from operating activities from the first nine months of 2009 compared to the first nine months of 2008 is primarily due to the $116.4 million decrease in cash generated by the conversion of inventory into cash as a result of home closings, as well as third-party land sales.  We had $0.7 million in third-party land sales in the first nine months of 2009 compared to $30.0 million in the first nine months of 2008.  Beginning in the second half of 2006, we began reducing our land purchases, and in the nine months ended September 30, 2009, we purchased $22.2 million of land and lots.  We have entered into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $1.6 million as of September 30, 2009 as consideration for the right to purchase land and lots in the future, including the right to purchase $83.3 million of land and lots during the years 2009 through 2015.  While we will continue to purchase select land positions where it makes strategic and economic sense to do so (we have recently begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces), we currently plan to purchase an additional $28.4 million of land in the fourth quarter of 2009.  At September 30, 2009, we owned or controlled through options 9,250 home sites, as compared to 9,723 at December 31, 2008.

Investing Cash Flow Activities

For the nine months ended September 30, 2009, we used $63.7 million of cash, primarily due to the addition of restricted cash, which had a balance at September 30, 2009 of $66.9 million.  Within restricted cash are the proceeds from the public offering of 4,475,600 shares of the Company’s common stock that raised $52.6 million, as discussed in Financing Activities below.

Restricted cash consists of homebuilding cash the Company had in excess of $25.0 million at September 30, 2009, that is to be designated as collateral in accordance with the Third Amendment to the Second Amended and Restated Credit Facility dated October 6, 2006 (the “Credit Facility”).  Of the $66.9 million in restricted cash, $10.4 million relates to collateral for our outstanding letters of credit under the Credit Facility and $2.4 million is restricted cash required to cover various other matters.  We are currently in the process of securing assets which will reduce the restriction on our cash balance beginning in October 2009.  Our new Letters of Credit Facilities, described below, however, require that each letter of credit covered by these facilities be collateralized by cash.

Along with the increase in restricted cash, there was also an increase of $3.7 million in property and equipment purchases.  Partially offsetting these increases were the proceeds of $7.9 million from the sale of our airplane.

Financing Cash Flow Activities

For the nine months ended September 30, 2009, we generated $31.1 million of cash from financing activities.  On May 19, 2009, we issued 4,475,600 shares of common stock in a public offering, netting $52.6 million. Offsetting the proceeds from this issuance were the repayments of $8.5 million on our MIF Credit Facility and $9.8 million on a mortgage note for the Company airplane which was sold in the first quarter of 2009.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, and other Company plans.

We fund these operations with cash flows from operating activities, borrowings under our bank credit facilities, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary.

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  We routinely monitor current operational requirements, financial market conditions, and credit relationships.  We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate and extend beyond our expectations.  We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit.  Due to the deterioration of the credit markets and the uncertainties that exist in the economy and for homebuilders in general, we cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.  Please refer to Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of September 30, 2009:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding	10/6/2010	$-	$50,289
Note payable bank – financial services	5/15/2010	$26,622	$-
Senior notes	4/1/2012	$200,000	$-
Universal shelf registration (a)	-	$-	$194,055

(a)	This shelf registration should allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding.  In January 2009, we amended the Credit Facility to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; (2) require secured borrowings based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein; and (3) provide for $65 million of availability during the Initial Period (to October 20, 2009);  however, during the Initial Period, requires that any cash in excess of $25 million be designated as collateral.

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

●	Maintaining a leverage ratio not in excess of 2.00 to 1.00;
●	requiring adjusted cash flow from operations ratio to be greater than 1.50x, or requiring us to maintain unrestricted cash of more than $25 million (the “Adjusted Cash Flow Ratio”);
●	prohibiting secured indebtedness from exceeding $25 million;
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

●	limiting extension of credit on the sale of land to 10% of tangible net worth; and
●	limiting investment in joint ventures to 25% of tangible net worth.

The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants:

Financial Covenant		Covenant Requirement	Actual
		(dollars in millions, except ratios and spec homes)
Minimum Net Worth (1)	=	$100.0	$316.0
Leverage Ratio (2)	≤	2.00 to 1.00	0.78 to 1.00
Adjusted Cash Flow Ratio (3)	≥	1.50 to 1.00	4.16 to 1.00
Permitted Debt Based on Borrowing Base	≤	$50.3	$0.0
Total Land Restriction	≤	$394.9	$189.7
Spec and Model Homes Restriction	≤	926	453

(1)
Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $3.0 million as of September 30, 2009.

(2)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.
(3)	If the adjusted cash flow ratio is below 1.50X, then the Company shall maintain unrestricted cash in an amount not less than $25 million.

At September 30, 2009, the Company’s homebuilding operations did not have any outstanding borrowings, and had outstanding letters of credit totaling $14.7 million under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $150 million.  Under the terms of the Credit Facility, the $150 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum secured borrowing base cash plus Qualified Real Property, less the actual borrowing.

As of September 30, 2009, borrowing availability under the amended Credit Facility was $50.3 million in accordance with the borrowing base calculation.  Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.  The Company had $66.9 million of cash that was designated as collateral and classified as restricted cash in accordance with the covenants of the Credit Facility, as described in Investing Cash Flow Activities above.  As of September 30, 2009, the Company was in compliance with all restrictive covenants of the Credit Facility.  We are currently in the process of securing assets which will reduce the restriction on our cash balance.  However, as mentioned below, we took out four new Letters of Credit Facilities (“LOC Facilities”) and the collateral requirements of those are covered solely with cash.

On July 27, 2009, the Company entered into four secured Letter of Credit Facilities (“LOC Facilities”) with a borrowing capacity of $35 million.  The LOC Facilities mature on September 30, 2010 and do not contain any covenants.  There are, however, cross defaults to the Credit Facility discussed above, as well as collateral requirements which the Company will cover solely with cash.  As of September 30, 2009, we had $8.5 million letters of credit outstanding on the LOC Facilities, collateralized by $10.4 million of restricted cash.

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

Note Payable Bank – Financial Services.  On September 23, 2009, M/I Financial entered into the First Amendment to their secured credit agreement (“MIF Credit Agreement”) to increase the maximum borrowing availability from $20.0 million to $30.0 million.

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

At September 30, 2009, we had $26.6 million outstanding under the MIF Credit Agreement.  As of September 30, 2009, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Agreement.

Senior Notes.  At September 30, 2009, we had $200.0 million of 6.875% senior notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of the senior notes.

The indenture governing our senior notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, as well as the ability to repurchase any shares.  If our “consolidated restricted payments basket,” as defined in the indenture governing our senior notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At September 30, 2009, our restricted payments basket was ($163.0) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005.

Weighted Average Borrowings.  For the three months ended September 30, 2009 and 2008, our weighted average borrowings outstanding were $208.0 million and $241.5 million, respectively, with a weighted average interest rate of 8.49% and 7.69%, respectively.  For the nine months ended September 30, 2009 and 2008, our weighted average borrowings outstanding were $214.5 million and $272.7 million, respectively, with a weighted average interest rate of 8.61% and 8.05%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.

Preferred Shares.  On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million.  Dividends on the Preferred Shares are non-cumulative and are paid at an annual rate of 9.75%.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us.  Holders of the Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law; however, in the event we do not pay dividends for an aggregate of six quarters (whether or not consecutive), the holders of the Preferred Shares will be entitled to nominate two members to serve on our Board of Directors.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

We did not pay any dividends on the Preferred Shares in the first nine months of 2009.  Pursuant to certain restrictive covenants in the indenture governing our senior notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted until such time that the consolidated restricted payments basket (as defined in the indenture) has been restored or our senior notes are repaid, and our Board of Directors authorizes us to resume dividend payments.  See Note 15 to our Unaudited Condensed Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration.  On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

On May 19, 2009, we raised $52.6 million by issuing 4,475,600 shares of our common stock in a public offering, pursuant to the $250 million universal shelf filed in August 2008, as further discussed above under “Financing Cash Flow Activities.”  As of September 30, 2009, $194.1 million remains available for future offerings.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, preferred stock and/or other equity securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2009, the Company sold its airplane and used the proceeds from that sale to pay off the note payable associated with the airplane, which had a balance at December 31, 2008 of $9.9 million.

There have been no other material changes to our contractual obligations from those appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have determined that none of the LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of September 30, 2009 to be the amount invested of $7.7 million, plus letters of credit and bonds totaling $0.5 million that serve as completion bonds for the development work in progress, and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 9 and Note 10 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of September 30, 2009 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $1.6 million, including prepaid acquisition costs of $0.4 million, and letters of credit of $0.5 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2009, the Company has outstanding $56.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $28.7 million of performance bonds and $15.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.3 million share of our LLCs’ letters of credit and bonds); (2) $8.2 million of financial letters of credit; and (3) $4.2 million of financial bonds.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Credit Facility, which permit borrowings of up to $180 million as of September 30, 2009, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $1.4 million and $21.2 million at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in a liability of $0.1 million.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the three and nine months ended September 30, 2009, we recognized income of $0.2 million and less than $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.  For the three and nine months ended September 30, 2008, we recognized income of $0.1 million and expense of $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At September 30, 2009 and December 31, 2008, the notional amount of the uncommitted IRLCs was $83.9 million and $25.4 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $1.1 million and an asset of $0.8 million at September 30, 2009 and December 31, 2008, respectively.  For the three and nine months ended September 30, 2009, we recognized income of $1.1 million and $0.3 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and nine months ended September 30, 2008, we recognized income of $0.3 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At September 30, 2009 and December 31, 2008, the notional amount under these FMBSs was $86.0 million and $14.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.7 million and a liability of $0.2 million, respectively.  For the three and nine months ended September 30, 2009, we recognized expense of $1.1 million and $0.5 million, respectively, relating to marking these FMBSs to market.  For the three and nine months ended September 30, 2008, we recognized expense of $0.3 million and income of $0.1 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $1.8 million and $13.6 million at September 30, 2009 and December 31, 2008, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.2 million and a net asset of $0.2 million at September 30, 2009 and December 31, 2008, respectively.  For the three and nine months ended September 30, 2009, we recognized income of $0.2 million and expense of $0.4 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For the three and nine months ended September 30, 2008, we recognized income of less than $0.1 million and expense of less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $35.0 million and $34.6 million, respectively, at September 30, 2009, and both were $23.0 million at December 31, 2008.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of September 30, 2009 and December 31, 2008, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.6 million and a liability of $0.9 million, respectively.  For the three and nine months ended September 30, 2009, we recognized expense of $1.2 million and income of $0.3 million, respectively, relating to marking these

FMBSs to market.  For the three and nine months ended September 30, 2008, we recognized expense of $1.3 million and $0.3 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2009:

	Weighted
	Average								Fair
	Interest	Expected Cash Flow by Period							Value
(Dollars in thousands)	Rate	2009	2010	2011	2012	2013	Thereafter	Total	9/30/09
Fixed rate	5.00%	$37,999	$-	$-	$-	$-	$-	$37,999	$37,087
Variable rate	N/A	-	-	-	-	-	-	-	-

LIABILITIES:
Long-term debt – fixed rate	6.91%	$73	$307	$332	$200,360	$391	$4,770	$206,233	$191,451
Long-term debt – variable rate	5.25%	-	26,622	-	-	-	-	26,622	26,622

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2009, certain changes in responsibility for performing internal control procedures occurred.  Management has evaluated these changes in our internal control over financial reporting, and believes that we have taken the necessary steps to establish and maintain effective internal control over financial reporting during the period of change.

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

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against M/I Homes, Inc., and certain other identified and unidentified manufacturers, builders, and suppliers of drywall.  The plaintiff alleges that M/I Homes built his home with defective drywall, manufactured by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney’s fees.  The Company filed a responsive pleading on or about April 30, 2009 and intends to vigorously defend against the claims.  Please refer to Note 11 of the Company’s Unaudited Condensed Consolidated Financial Statements for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company’s net income for the periods in which the matters are resolved.

Item  1A.  Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, except for the updates set forth below.  Other factors beyond those referred to above and listed below, including factors known to us which we have not currently determined to be material, could also adversely affect us.

Homebuilding is subject to warranty and liability claims in the ordinary course of business which may lead to additional reserves or expenses.

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

There has been a lot of publicity about homes constructed with defective imported drywall during the past nine months.  During the first nine months of 2009, the Company has accrued $9.7 million for the repair of these homes and for the nine months ended September 30, 2009, and we have charged $1.7 million against that accrual.   Since the discovery of defective drywall, we have implemented procedures in every division to investigate homes for signs of the presence of this drywall and those investigations are continuing.  Based on those investigations, the Company does not believe that defective drywall was used in any division outside of Florida.  Notwithstanding, we are unable to estimate our total exposure at this time because, among other reasons, we have not completed our investigation of homes, tracing the defective drywall through the supply chain has proven difficult, and the manufacturers of the drywall have not cooperated in our investigations.  If the Company identifies more homes than the homes identified thus far as having defective imported drywall, the Company may increase the accrual for costs of repair attributable to defective imported drywall.  The Company is seeking reimbursement of costs to repair homes affected by this drywall from its subcontractors, their insurers, the manufacturers and others.  However, we have not currently reflected any reimbursement in our costs as such reimbursements are not probable or estimable at this time.

Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.

On March 14, 2008, a former employee filed a complaint against us in the United States District Court, Middle District of Florida, on behalf of himself and other similarly situated construction superintendents.  The plaintiff alleges that he and other construction superintendents were misclassified as exempt and not paid overtime compensation under the Fair Labor Standards Act and seeks equitable relief, damages and attorneys’ fees.  Six other individuals have filed consent forms to join the action.  We filed an answer on or about August 21, 2008 and intend to vigorously defend against the claims.

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint against us and certain other identified and unidentified manufacturers, builders and suppliers of drywall in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida.  The plaintiff alleges that we built his home with defective drywall manufactured by certain of the defendants that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorneys’ fees.  We filed a responsive pleading on or about April 30, 2009 and intend to vigorously defend against the claims.

Due to the inherent uncertainties of these matters, there can be no assurance that the ultimate resolution of these class actions will not have a material adverse effect on our results of operations, financial condition and cash flows.

We are also named as defendants in other legal proceedings which are routine and incidental to our business.  Although management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows, such matters are subject to inherent uncertainties.  As a result, while we have recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters, there can be no assurance that the costs to resolve them will not differ from the recorded estimates and have a material adverse effect on our results of operations, financial condition and cash flows for the periods in which the matters are resolved.  Similarly, if additional claims are filed against us in the future, the negative outcome of one or more of such matters could have a material adverse effect on our results of operations, financial condition and cash flows.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010, and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three and nine month periods ended September 30, 2009, the Company did not repurchase any shares.  As of September 30, 2009, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.

Issuer Purchases of Equity Securities:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1 to July 31, 2009	-	$ -	-	$6,715,000
August 1 to August 31, 2009	-	-	-	6,715,000
September 1 to September 30, 2009	-	-	-	6,715,000
Total	-	$ -	-	$6,715,000

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

10.1
Amendment No. 1 to Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated September 23, 2009.  (Filed herewith).

10.2	M/I Homes, Inc. 2009 Long-Term Incentive Plan Stock Units Award Agreement for Directors, dated August 18, 2009. (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 30, 2009	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 30, 2009	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Amendment No. 1 to Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated September 23, 2009.  (Filed herewith).

10.2	M/I Homes, Inc. 2009 Long-Term Incentive Plan Stock Units Award Agreement for Directors, dated August 18, 2009. (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)