Form 10-K
period 2009-12-31
M I HOMES INC
filed 2010-02-24
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common shares held by non-affiliates of the registrant (17,797,798 shares) was approximately $174,240,000.  The number of common shares of the registrant outstanding on February 18, 2010 was 18,521,336.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Company

M/I Homes, Inc. and subsidiaries (the “Company” or “we”) is one of the nation’s leading builders of single-family homes.  The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976.  Since that time, the Company has sold and delivered nearly 76,000 homes.  We sell and construct single-family homes, attached townhomes and condominiums to first-time, move-up, empty-nester and luxury buyers.  In 2009, our average sales price of homes delivered was $231,000 compared to $274,000 in 2008.  Weak conditions in the general economy combined with a severe recession in the housing industry have resulted in a decrease in the size of our operations during the last three years.  During the year ended December 31, 2009, we delivered 2,409 homes with revenues of $569.9 million and a net loss of $62.1 million.  At December 31, 2009, we had 650 homes in backlog with a sales value of $177 million compared to 566 homes with a sales value of $139 million at December 31, 2008.

Our homes are sold in the following geographic markets - Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In late 2007, we exited the West Palm Beach, Florida market.  Hence, the results of operations and financial position of this division have been reported as discontinued operation.  We are the leading homebuilder in the Columbus, Ohio market, and we believe we are one of the top ten builders in each of our other markets, based on the number of homes delivered in 2009, with the exception of Chicago, which we entered in 2007.

We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing customers with the confidence they can only get from superior customer service.  Offering homes at a variety of price points allows us to attract a wide range of buyers.

In addition, we support our homebuilding operations by providing mortgage financing services through our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), and title services through subsidiaries that are either wholly- or majority-owned by the Company.

Our financial reporting segments consist of the following: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding, and financial services.  Our homebuilding operations comprise the most substantial part of our business, representing 98% of consolidated revenue during 2009.  Our homebuilding operations generated over 99% of their revenue from the sale of completed homes, with the remaining amount generated from the sale of land and lots.  Our financial services operations generate revenue from originating and selling mortgages and collecting fees for title insurance and closing services.  Financial information, including revenue, operating income and identifiable assets for each of our reporting segments, is included in Note 22 to our Consolidated Financial Statements.

Industry Overview and Current Market Conditions

Housing is, and for many years has been, a large and important part of the United States’ economy.  Spending on new home construction and remodeling has averaged nearly 5% of the United States’ gross domestic product since the 1950’s.  Over the same period, housing has averaged nearly 21% of gross domestic product when rents, furnishings and other housing related costs are included.

In any year, the demand for new homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale, and consumer confidence.  Consumer confidence is perhaps the most important of these demand variables and is often the most difficult to predict because it is a function of, among other things, consumers’ views of their employment and income prospects, recent and anticipated future home price trends, localized new and existing home inventory, the level of current and near-term interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets, and other geopolitical factors.  Moreover, because the purchase of a home represents many buyers’ largest single financial commitment, it is often also associated with significant emotional considerations.

The supply of new homes within specific geographic markets consists of both new homes built pursuant to pre-sale arrangements and speculative homes built by home builders prior to their sale.  The ratio of pre-sold to speculative homes differs both by geographic market and over time within individual markets based on a wide variety of factors, including the availability of land and lots, access to construction financing, the availability and cost of construction labor and materials, the inventory of existing homes for sale, and job growth characteristics.  Consumer preferences also play a role.

In general, high levels of employment and job growth, low mortgage interest rates, and low new home and resale inventories contribute to a strong and growing homebuilding market environment.  Conversely, rising or continued high levels of unemployment, higher interest rates, and larger new and existing home inventories generally lead to weak industry conditions.

While the long-term fundamentals for new home construction remain intact, beginning in late 2005, accelerating through 2008 and continuing through 2009, homebuilding conditions deteriorated against a backdrop of a world-wide macroeconomic recession, declining consumer confidence, and significant tightening in the availability of home mortgage credit.  Throughout this period, most housing markets across the United States suffered from an oversupply of new and resale home inventory, reduced levels of consumer demand for new homes, high cancellation rates, aggressive home sale price and buyer incentive competition among homebuilders, and a growing supply of foreclosed homes typically offered at substantially reduced prices.  The housing downturn intensified in 2008 and by early 2009, homebuilding and home prices had fallen more sharply than at any time since the 1940’s.  Although the cost of purchasing a home has dropped dramatically in many markets, staggering job losses, double digit unemployment, rising foreclosures, and the ongoing credit crunch are downsizing demand.  As record foreclosures continue to drive down home prices, homeowners are unable to sell their homes at a profit and many first-time homebuyers are on hold waiting to see if prices will fall further.  Although we have recently begun to see signs that certain of these negative market trends may be moderating at both local and national levels, key macroeconomic indicators remain soft or mixed and there is still uncertainty in the market.  The supply of new and resale homes in the marketplace has decreased recently, but it is still excessive for the current level of consumer demand.

In February 2009, the $8,000 First Time Homebuyer Tax Credit was enacted into law.  This law enables homebuyers who have not owned a home in the past three years, subject to certain income limits, to receive a tax credit of 10% of the purchase price of a home up to a maximum of $8,000.  In November 2009, this tax credit was extended by Congress to June 2010 and the new law increased the annual income limits for qualification.  In addition, the new law also added a $6,500 tax credit for qualified existing homeowners who elect to purchase a new home.  Certain states also enacted laws which enabled certain homebuyers to receive additional state tax credits.  Although it is not possible to quantify the precise impact, availability of these tax credits appears to have incentivized certain homebuyers to purchase homes during the second half of 2009.

Having experienced the worst housing crises in more than 50 years, we, like many other homebuilders, have suffered a material reduction in revenues and margins and have incurred significant net losses in 2007 through 2009.  These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in 2007, 2008 and 2009.  For information and analyses of recent trends in our operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K, and for financial information about our revenues, earnings, assets, liabilities, shareholders’ equity and cash flows, please see the accompanying consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

Business Strategy

Over the past three years, we have responded to this challenging environment by employing a disciplined, defensive operating strategy designed to strengthen our balance sheet, improve liquidity and generate cash flow, improve our cost structure, reduce our overhead, and improve certain operating processes and procedures.  While conditions have improved slightly, we believe that there may be further volatility in the housing market in 2010 and that the homebuilding industry is likely to experience a prolonged and uneven transition before a sustainable recovery takes place.  Based on this view, we intend to continue to execute on our predominantly defensive operating strategy.

This strategy is focused on the following initiatives:

●	maintaining cash and preserving liquidity;
●	emphasizing customer service, product design, and premier locations;
●	improving affordability through design changes and other cost reduction efforts;
●	strategically and cautiously investing in new communities and/or markets; and
●	obtaining meaningful presence in all of our markets.

Sales and Marketing

Throughout our markets, we market and sell our homes exclusively under the M/I Homes trade name, except in Columbus, where we also market a collection of homes under the Showcase brand.  Company-employed sales personnel conduct home sales from on-site offices within our furnished model homes.  Each sales consultant is trained and prepared to meet the buyer’s expectations and build their confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing.  Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge.  As of December 31, 2009, we employed 93 sales consultants in 101 communities.

We advertise using the internet, newspapers, magazines, direct mail, billboards, radio and television.  The particular marketing mediums used differ from market to market based on area demographics and other competitive factors.  In recent years we have also significantly increased our advertising on the internet through expansion of our website at mihomes.com and through certain third party websites.  Our messaging across all of these mediums, promotional or otherwise, is unified, highly synergistic, and designed to build strong equity in the M/I Homes brand.  In addition, we encourage independent broker participation in the sales process and, from time to time, utilize promotions and incentives to attract interest from these brokers.  We believe our commitment to quality design and construction, along with our reputation for superior service, has resulted in a strong referral base and numerous repeat buyers.

To further enhance the selling process, we operate design centers in most of our markets.  These design centers are staffed with interior design specialists who assist buyers in selecting interior and exterior colors, standard options and upgrades.  From time to time, we also aid the selling process by offering below-market financing options to our customers.  M/I Financial originates loans for the majority of the purchasers of our homes.  The loans are then sold, along with the servicing rights, to outside mortgage lenders.  Title-related services are provided to purchasers of our homes in the majority of our markets through affiliated entities.

We generally begin construction of a home when we have obtained a sales contract and preliminary oral advice from the buyer’s lender that financing should be approved.  In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency.  In addition, speculative, or “spec,” homes (i.e., homes started in the absence of an executed contract) are built to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products.  We have increased our speculative home production in order to meet the needs of our increasing base of first-time homebuyers.  Speculative homes can meet the needs of buyers who need to be closed in 60 days or less, while also satisfying their needs to be able to fully visualize the home.

Design and Construction

We devote significant resources to the research, design and development of our homes in order to meet the demands of our buyers as well as the changing markets.  Across all of our divisions, we currently offer approximately 400 different floor plans designed to reflect current lifestyles and design trends.  We continually review all of our floor plan offerings for design and construction efficiencies and add or delete plans according to our customer’s needs.  We spent $1.8 million, $1.7 million and $2.5 million in the years ended December 31, 2009, 2008 and 2007, respectively, for research and development of our homes.

In spring 2009, we unveiled the “eco series,” a line of value-oriented homes designed for attractive pricing and to offer plan flexibility to our buyers.  We have introduced eco throughout the Midwest regions, the Carolinas and developed a unique Eco line specifically for our Florida Divisions.

The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built.  In 2009, we reduced our contract-to-close build time, excluding speculative homes, by 13%, from 223 days in 2008 to 195 days in 2009.

The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company.  Buyers are introduced to their Personal Construction Supervisor prior to commencement of home construction at a pre-construction “buyer/builder conference.”  The purpose of this conference is to review the home plan and all relevant construction details and to explain the construction process and schedule.  We encourage our buyers to actively monitor and observe the construction of their home and see the quality being built into their home.  All of this is part of our exclusive “Confidence Builder

Program” which, consistent with our business philosophy, is designed to “put the buyer first” and enhance the total home buying experience.

We also focus significant attention on strategic alignments with national product suppliers and manufacturers, through which, all of our divisions benefit from product visibility and a streamlined supply chain.  These relationships aid us in offering high quality products to our customers while continuing to reduce our brick and mortar costs.

Homes generally are constructed according to standardized designs and meet applicable Federal Housing Administration (“FHA”) and United States Veterans Administration (“VA”) requirements and all local building codes.  To allow maximum design flexibility, we limit the use of pre-assembled building components.  The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources.  We utilize independent subcontractors for the installation of site improvements and the construction of our homes.  Our on-site construction supervisors manage the scheduling and construction process.  Subcontractor work is performed pursuant to written agreements.  The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials.  The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.  We did not experience any significant issues with availability of building materials or skilled labor during 2009.  As of December 31, 2009, we had a total of 650 homes, with $176.7 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction has not yet begun.  As of December 31, 2008, we had a total of 566 homes, with $139.5 million aggregate sales value, in backlog.  Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide a variety of warranties in connection with our homes and have a program to perform several inspections on each home that we sell.  Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer.  At the homeowner’s request, we will also provide a one-year drywall inspection.  The Company offers a limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty on homes closed in or after 2007.  The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) limited warranty against major structural defects.  To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home.  The Home Builder’s Limited Warranty provides coverage for construction defects and certain resultant damage caused by any construction defects.  The warranty period varies by state in accordance with the statute of limitations for construction defects for each state.  We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home.  Our warranty expense was approximately 0.9%, 1.1% and 0.8% of total housing revenue for the years ended December 2009, 2008 and 2007, respectively.

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

Columbus is the capital of Ohio, with federal, state and local governments providing significant employment.  Private industries including education, healthcare, and professional services have notably contributed to this market as well.  The Columbus recession, which was weaker than recessions experienced by the rest of the state, seems to be leveling out.  The job market in Columbus has seen mixed reactions to the recession.  Healthcare and education have seen an increase in jobs while retail and construction jobs have still not rebounded.  Columbus boasts industrial diversity and below-average costs of doing business and living, and it is forecasted that financial services will resume their traditional role of being growth drivers over the next few years.  Columbus is our home market, where we have had operations since 1976.

Cincinnati is home to business services headquarters, large healthcare service networks, and several Fortune 500 companies.  The Cincinnati recession appears to be moderating, with additions to the workforce in healthcare and education.  These additions are partially offset by continued job losses in manufacturing and construction.  Cincinnati is working to attract significant conventions to the area, which are expected to help boost the local leisure and hospitality economy.

Indianapolis is a market noted for its diverse industry, and we believe it remains one of the most stable markets in the Midwest.  Homes in Indianapolis are highly affordable and are maintaining their value.  Indianapolis is showing signs of recovering from the recession slightly faster than the nation as a whole as the unemployment rate has begun to decline before the national average.  Indianapolis is an important transportation and distribution hub, and these industries are expected to begin recovering sooner than most other industries.

Chicago is the business center of the Midwest with strengths of having popular and sought-after convention venues, high per capita income and a well-educated workforce.  The recession in Chicago has tempered, but job losses continue.

Tampa has a high concentration of commoditized services such as call centers and back-office operations, which have been among the first to recover after economic down-turns.  The local economy is improving, but at an uneven and modest pace.  Low taxes and relatively inexpensive office rental rates should make Tampa an attractive location for service investment, which could encourage migration to the area, and cause current residents to remain in the Tampa metropolitan area.

Orlando’s tourism industry is a significant driver of the local economy, and is expected to continue to expand.  All industries except wholesale trade and healthcare are progressing from where they were at the beginning of the year, and for the first time since the recession began, home prices have stabilized.  The American Recovery and Reinvestment Act (“ARRA”) stimulus should also help revitalize the Orlando economy as there are numerous road and bridge projects (in the Orlando area that will be funded by ARRA) which should help create jobs in the Orlando area.

Charlotte possesses a highly educated workforce, a mix of industries, and comparatively low living and business costs.  The local economy has shown positive signs of emerging from the recession and has recently reported job gains, with the unemployment rate stabilizing.  With the nation’s largest healthcare alliance relocating its headquarters to Charlotte, and an increase in home sales in recent months, Charlotte’s recession is forecasted to end in the near term.

Raleigh is the capital of North Carolina, with state government, three major universities within the greater metro area, and pharmaceutical and biotech industries contributing to its employment base.  The Raleigh economy has begun to show small but positive signs of recovery.  The educated workforce and strong technology and life sciences sectors are expected to continue to provide growth opportunities in the Raleigh market.

Washington, D.C.’s major sources of employment come from the construction, technology, and government sectors.  Washington, D.C.’s recession is drawing to a close and net hiring has once again resumed in the suburbs.  Recently, a number of large companies have relocated their headquarters to the Washington, D.C. area, which has kept business and professional service job losses less severe compared to other areas.  The prognosis for Washington, D.C.’s economy is strong as the residential housing market is beginning to stabilize and governmental stimulus funds are expected to be used for infrastructure development in the Washington, D.C. metropolitan area, which should create employment opportunities.  Our operations are located throughout the Maryland and Virginia suburbs of Washington, D.C.

Product Lines

On a regional basis, we offer homes ranging in base sales price from approximately $90,000 to $1,300,000, and ranging in square footage from approximately 1,200 to 4,400 square feet.  In addition to single-family detached homes, we also offer attached townhomes in most of our markets as well as condominiums in our Columbus, Orlando, and Washington, D.C. markets.  By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers.  Our recently introduced eco series line was designed to appeal to first-time homebuyers because of the emphasis on affordability and energy cost savings and conservation.  It is our goal to sell more than one home to our buyers, and we have frequently been successful in this pursuit.

In each of our home lines, upgrades and options are available to the homebuyer for an additional charge.  Major options include fireplaces, additional bathrooms and higher-quality flooring, cabinets and appliances.  The options are typically more numerous and significant on our more expensive homes, and typically carry a higher margin than our standard selections.

Land Acquisition and Development

In 2009, our percent of land internally developed decreased to 74% from 88% in 2008.  In the future, we plan to source more of our land through developed lot option contracts when feasible.  We continue to constantly evaluate our alternatives to satisfy our need for lots in the most cost effective manner.  We seek to limit our investment in land and lots to the amount reasonably expected to be sold in the next two to three years, with the ideal being two years or slightly less than two years.

To limit the risk involved in land ownership, we acquire land primarily through the use of contingent purchase agreements.  These agreements require the approval of our corporate land committee and frequently condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria.  Only after this thorough evaluation, along with extensive market research, has been completed do we make a commitment to purchase undeveloped land.

On a limited basis, we periodically enter into limited liability company arrangements (“Unconsolidated LLCs”) with other entities to develop land.  At December 31, 2009, we had interests varying from 33% to 50% in each of our seven Unconsolidated LLCs.  Two of the Unconsolidated LLCs are located in Tampa, Florida, and the remaining Unconsolidated LLCs are located in Columbus, Ohio.  One of the Unconsolidated LLCs has obtained financing from a third party lender.  The Company’s maximum exposure related to its investment in these entities as of December 31, 2009 is the amount invested of $10.3 million plus letters of credit totaling $0.3 million.  Further details relating to our Unconsolidated LLCs are included in Note 9 to our Consolidated Financial Statements.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements.  At December 31, 2009, $25.4 million of completion bonds and $19.9 million of letters of credit were outstanding for these purposes.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes.  At December 31, 2009, we had 2,410 developed lots and 664 lots under development in inventory.  We also owned raw land expected to be developed into approximately 4,121 lots, which includes our interest in raw land held by Unconsolidated LLCs expected to be developed into 758 lots.

Our ability to continue development activities over the long-term will depend upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

At December 31, 2009, we had purchase agreements to acquire 1,907 developed lots and raw land to be developed into approximately 212 lots for a total of 2,119 lots, with an aggregate current purchase price of approximately $81.9 million.  Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits.  Our purchase contracts do not generally contain specific performance obligations, and therefore, we believe that our maximum exposure as of December 31, 2009 related to these agreements is equal to the amount of our outstanding deposits, which totaled $2.6 million, including cash deposits of $1.3 million, prepaid acquisition costs of $0.4 million, and letters of credit of $0.9 million.  Further details relating to our land option agreements are included in Note 15 to our Consolidated Financial Statements.

The following table sets forth our land position in lots (including lots held in Unconsolidated LLCs) at December 31, 2009:

	Lots Owned
	Finished	Lots Under	Undeveloped	Total Lots	Lots Under
Region	Lots	Development	Lots	Owned	Contract	Total
Midwest	1,045	254	2,986	4,285	1,104	5,389
Florida	905	102	568	1,575	190	1,765
Mid-Atlantic	460	308	567	1,335	825	2,160
Total	2,410	664	4,121	7,195	2,119	9,314

Financial Services

We provide mortgage financing services to purchasers of our homes through M/I Financial.  M/I Financial provides financing services in all of our housing markets.  During the year ended December 31, 2009, we captured 87% of the available mortgage origination business from purchasers of our homes, originating approximately $421 million of mortgage loans.  The mortgage loans originated by M/I Financial are sold to a third party generally within two to three weeks of originating the loan.

M/I Financial has been approved by the United States Department of Housing and Urban Development, the VA and the United States Department of Agriculture to originate mortgages that are insured and/or guaranteed by these entities.  In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by the Federal National Mortgage Association (“Fannie Mae”) as a seller and servicer of mortgages.

We also provide title services to purchasers of our homes through our wholly-owned subsidiaries, TransOhio Residential Title Agency Ltd. and M/I Title Agency Ltd, and our majority-owned subsidiary, Washington/Metro Residential Title Agency, LLC.  Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of our homes in all of our housing markets except Raleigh, Charlotte and Chicago.  We assume no underwriting risk associated with the title policies.

Corporate Operations

Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:

•	Establish strategy, goals and operating policies;
•	Ensure brand integrity and consistency across all local and regional communications;
•	Monitor and manage the performance of our operations;
•	Allocate capital resources;
•	Provide financing and perform all cash management functions for the Company, as well as maintain our relationship with lenders;
•	Maintain centralized information and communication systems; and
•	Maintain centralized financial reporting and internal audit functions.

Competition

In each of our markets, we compete with numerous national, regional, and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources.  Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials, and skilled subcontractors.  In addition, we face competition from foreclosures and the existing home resale market, which has become over saturated with homes due to current market conditions and a higher foreclosure rate.  We compete primarily on the basis of price, location, design, quality, service, and reputation; however, we believe our financial stability, relative to others in our industry, has become an increasingly favorable competitive factor.  When our industry recovers, we believe we will see reduced competition from the small and mid-sized private builders in the luxury market.  Their access to capital already appears to be severely constrained. We expect there will be fewer and more selective lenders serving our industry at that time.  We believe that those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities.

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

Employees

At December 31, 2009, we employed 535 people (including part-time employees), of which 416 were employed in homebuilding operations, 61 were employed in financial services and 58 were employed in management and administrative services.  No employees are represented by a collective bargaining agreement.

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

Our principal internet address is mihomes.com.  We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our website also includes printable versions of our Corporate Governance guidelines, our Code of Business Conduct and Ethics, and Charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees.  The contents of our website are not part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Factors That May Affect Our Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995):

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “envisions,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various factors relating to the economic environment, interest rates, availability of resources, competition, market concentration, land development activities and various governmental rules and regulations, as more fully discussed in this Risk Factors section.  Any forward-looking statement speaks only as of the date made.  Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Homebuilding Market and Economic Risks

The homebuilding industry is experiencing a prolonged and severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior periods.

Beginning in, and continuing since, 2006, many of our markets and the U.S. homebuilding industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale.  In many markets, a rapid increase in new and existing home prices in the years leading up to and including 2006 reduced housing affordability relative to consumer incomes and tempered buyer demand.  Also since the downturn began, investors and speculators reduced their purchasing activity and instead accelerated their efforts to sell residential property they had previously acquired.  These trends, which have been more pronounced in markets that had experienced the greatest levels of price appreciation, have resulted in fewer overall home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions and other marketing efforts to close home sales in the years following 2006.  These negative supply and demand trends have been exacerbated since 2008 by increasing sales of lender-owned homes, a severe downturn in general economic conditions, rising unemployment, turmoil in credit and consumer lending markets and tighter lending standards.

Reflecting the impact of this difficult environment, we, like many other homebuilders, have experienced to varying degrees since the housing market downturn began, declines in net orders, decreases in the average selling price of new homes we have sold and delivered and reduced margins relative to years prior to the housing market downturn, and we have generated operating losses.  Although we saw some improvement in net orders and margins in 2009, we can provide no assurances that the homebuilding market or our business will improve substantially in the near future.  If economic conditions and employment remain weak and mortgage foreclosures, delinquencies and short sales continue rising in 2010, there would likely be a corresponding adverse effect on our business and our results of operations, including, but not limited to, our number of homes delivered and the amount of revenues we generate.

Additional adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live could further reduce the demand for homes and, as a result, could adversely affect our results of operations and continue to adversely affect our financial condition.

Adverse changes in economic conditions in markets where we conduct our operations and where prospective purchasers of our homes live have had and may continue to have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of homes for sale may further reduce demand, depress prices for our homes and cause home buyers to cancel their agreements to purchase our homes. This, in turn, could adversely affect our results of operations and continue to adversely affect our financial condition.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing, and interest rate levels.  The mortgage lending industry has experienced and may continue to experience significant challenges.  As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans.  Fewer loan products and stricter loan qualification standards have made it more difficult for some borrowers to finance the purchase of our homes.  Although our financial services subsidiary offers mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers.  Unavailability of mortgage financing at acceptable rates reduces demand for the homes we build, including, in some instances, causing potential buyers to cancel contracts they have signed.

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

We must anticipate demand for new homes several years prior to those homes being sold to homeowners.  There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases.  There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed.  The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions.  In addition, inventory carrying costs can be significant, and fluctuations in value can result in reduced profits.  Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows, and stock performance.  As a result of softened market conditions in all of our markets, since 2006, we have recorded a loss of $487.7 million for impairment of inventory and investments in Unconsolidated LLCs (including $63.5 million related to discontinued operation), and have written-off $17.6 million relating to abandoned land transactions (including $1.5 million related to discontinued operation).  It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments.  Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition.  We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

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

If economic conditions worsen or the current conditions continue for an extended period of time, those economic conditions could have continued negative consequences on our operations, financial position, and cash flows.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as by general and local economic conditions, such as:

●	employment levels;
●	availability of financing for homebuyers;
●	interest rates;
●	consumer confidence;
●	levels of new and existing homes for sale;
●	demographic trends; and
●	housing demand.

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

Inflation can have a long-term impact on us because, should the costs of land, materials and labor increase, it would require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although an excess of supply over demand for new homes, such as the one we are currently experiencing, requires that we reduce prices, rather than increase them, it does not necessarily result in reductions, or prevent increases, in the costs of materials, labor and land development costs. Under those circumstances, the effect of cost increases is to reduce the margins on the homes we sell.  Reduced margins in such cases make it more difficult for us to recover the full cost of previously purchased land.

Our limited geographic diversification could adversely affect us if the homebuilding industry in our markets declines.

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

The Second Amended and Restated Credit Agreement dated October 6, 2006 (as amended, the “Credit Facility”) and the indenture governing our $200 million aggregate principal amount of 6.875% senior notes due 2012 (our “Senior Notes”) impose restrictions on our operations and activities.  The most significant restrictions under the indenture governing our Senior Notes relate to debt incurrence, sales of assets, cash distributions, and investments by us and certain of our subsidiaries.  In addition, our Credit Facility requires compliance with certain financial covenants, including a minimum consolidated tangible net worth requirement and a maximum permitted leverage ratio.

Currently, we believe the most restrictive covenant of the Credit Facility is minimum tangible net worth.  Failure to comply with this covenant or any of the other restrictions or covenants of our Credit Facility could result in a default under the Credit Facility, which, in turn, could result in a default under the indenture governing our Senior Notes as well as M/I Financial’s $30.0 million Secured Credit Agreement (the “MIF Credit Agreement”).  In addition, if a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.  Availability under the Credit Facility is also subject to satisfaction of a secured borrowing base.  We are permitted to grow the borrowing base by adding additional cash and/or inventory as collateral securing the Credit Facility.  We could also be precluded from incurring additional borrowings under our Credit Facility, which could impair our ability to maintain sufficient working capital.  In such a situation, there can be no assurance that we would be able to obtain alternative financing.  Any of the foregoing results could have a material adverse effect on our results of operations, financial condition and the ability to operate our business.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, as well as the ability to repurchase any shares.  If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  We are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares.  We cannot resume making such payments until such time as the basket becomes positive or the Senior Notes are repaid, and our Board authorizes such payments.

If we are not able to obtain suitable financing, our business may be negatively impacted.

The homebuilding industry is capital intensive because of the length of time from when land or lots are acquired to when the related homes are constructed on those lots and delivered to homebuyers.  Our business and earnings depend on our ability to obtain financing to support our homebuilding operations and to provide the resources to carry inventory.  We may be required to seek additional capital, whether from sales of equity or debt, or additional bank borrowings, to support our business.  Our ability to secure the needed capital at terms that are acceptable to us may be impacted by factors beyond our control. In addition, our Credit Facility expires in October 2010.  We expect to seek a replacement credit facility in connection with the expiration of our current Credit Facility.  Based upon the continuing constriction of the credit markets, we may be unable to replace the Credit Facility, and if we are able to replace the Credit Facility, the terms of the new facility may be materially different from our current terms.  Such revised terms or the price of credit could have a material adverse effect on our business, financial condition, results of operations or liquidity and require us to use cash or other sources of capital to fund our business operations.  Further, in the event we are unable to replace the Credit Facility, our future liquidity may be impacted, which could have a material adverse effect on our financial condition or results of operations and require us to use cash or other sources of capital to fund our business operations.

The credit agreement of our financial services segment will expire in May 2010.

M/I Financial, our financial services segment, is party to the MIF Credit Agreement.  M/I Homes, Inc. has provided a guarantee of the performance and payment obligations of M/I Financial under the MIF Credit Agreement of up to $15.0 million. M/I Financial uses the MIF Credit Agreement to finance its lending activities until the loans are delivered to third party buyers.  The MIF Credit Agreement will expire on May 15, 2010.  If we are unable to replace the MIF Credit Agreement when it matures in May 2010, it could seriously impede the activities of our financial services segment.

If our financial performance further declines, we may not be able to maintain compliance with the covenants in our credit facilities and Senior Notes.

Our Credit Facility and the indenture governing our Senior Notes impose certain restrictions on our operations.  The most significant restrictions under the indenture governing our Senior Notes relate to debt incurrence, sales of assets, cash distributions and investments by us and certain of our subsidiaries.  In addition, our Credit Facility requires compliance with certain financial covenants, including a minimum consolidated tangible net worth requirement and a maximum permitted leverage ratio.  Also, while our Credit Facility aggregate commitment is $150 million, we can only borrow up to the amount we have secured by real estate and/or cash in accordance with the provisions of our Credit Facility.  As of December 31, 2009, we had borrowing base availability of $24.5 million.  If markets strengthen, we might have to seek increased borrowing capacity.

While we currently are in compliance with the financial covenants in the Credit Facility, if we had to record significant additional impairments in the future, this could cause us to fail to comply with certain Credit Facility financial covenants.  Such an event would give the lenders the right to cause any amounts we owe under the Credit Facility to become immediately due.  If we were unable to repay the borrowings when they became due, that could entitle the holders of the Senior Notes to cause the sums evidenced by those notes to become due immediately.  Under such circumstances, we would not be able to repay those amounts without selling substantial assets, which we might have to do at prices well below the long term fair values, and the carrying values, of the assets.
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

Our ability to incur additional indebtedness could magnify other risk factors.

Under the terms of the indenture governing our Senior Notes and the terms of our Credit Facility, we have the ability, subject to our debt covenants, to incur additional amounts of debt.  The incurrence of additional indebtedness could magnify the risks described above.  In addition, certain obligations, such as standby letters of credit and performance and maintenance bonds issued in the ordinary course of business, are not considered indebtedness under the indenture governing our Senior Notes (and may be secured) and are therefore not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in growing our business and operations in a profitable manner.  As of the date of this report, our credit rating by Moody’s is B3 and our credit rating by Standard & Poor’s is B-.  Downgrades of our credit rating by either of these credit agencies may make it more difficult and costly for us to access external financing.

Errors in estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues, and expenses could have a material impact on us.

In the ordinary course of business, we must make estimates and judgments that affect decisions about how we operate and the reported amounts of assets, liabilities, revenues, and expenses.  These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; estimates of sales levels and sales prices; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; cost of complying with government regulations; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  On an ongoing basis, we evaluate and adjust our estimates based upon the information then currently available.  Actual results may differ from these estimates, assumptions, and conditions.

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

Federal laws and regulations that adversely affect liquidity in the secondary mortgage market could adversely affect our business.

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

The competitive conditions in the homebuilding industry, together with current market conditions, have resulted in and could continue to result in:

●	difficulty in acquiring suitable land at acceptable prices;
●	lower selling prices;
●	increased selling incentives;
●	lower sales;
●	lower profit margins;
●	impairments in the value of inventory; and
●	delays in construction.

Any of these problems could increase costs and/or lower profit margins.

Our net operating loss carryforwards could be substantially limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated net operating loss (“NOL”) carryforwards for the year ending December 31, 2009, and it’s possible we will generate net NOL carryforwards in future years.  Under the Internal Revenue Code, we may use these NOL carryforwards to offset future earnings and reduce our federal income tax liability.  As a result, we believe these NOL carryforwards could be a substantial asset for us.

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

On March 13, 2009, our shareholders adopted an amendment to our code of regulations to impose certain restrictions on the transfer of our common shares to preserve the tax treatment of our NOLs and built-in losses (the “NOL Protective Amendment”).  The transfer restrictions imposed by the NOL Protective Amendment generally restrict (unless otherwise approved by our board of directors) any direct or indirect transfer if the effect would be to: (a) increase the direct or indirect ownership of our shares by any person or group of persons from less than 5% to 5% or more of our common shares; or (b) increase the percentage of our common shares owned directly or indirectly by a person or group of persons owning or deemed to own 5% or more of our common shares.  Although the NOL Protective Amendment is intended to reduce the likelihood of an “ownership change” that could adversely affect us, we cannot provide assurance that the restrictions on transferability in the NOL Protective Amendment will prevent all transfers that could result in such an “ownership change.”  There also can be no assurance that the transfer restrictions in the NOL Protective Amendment will be enforceable against all of our shareholders absent a court determination confirming such enforceability.  The transfer restrictions may be subject to challenge on legal or equitable grounds.

If we undergo an “ownership change” for purposes of Section 382 as a result of future transactions involving our common shares, including transactions initiated by the Company, and including transactions involving a shareholder becoming an owner of 5% or more of our common shares and purchases and sales of our common shares by existing 5% shareholders, our ability to use our NOL carryforwards and recognize certain built-in losses could be limited by Section 382.  Depending on the resulting limitation, a significant portion of our NOL carryforwards could expire before we would be able to use them.  Our inability to utilize our NOL carryforwards could have a material adverse affect on our financial condition and results of operations.

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

On March 5, 2009, a resident of Florida and an owner for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida.  The plaintiff alleges that we built his home with defective drywall manufactured by certain of the defendants that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorneys’ fees.  The Company filed a responsive pleading on or about April 30, 2009.  The same homeowner and five others are named as plantiffs in an omnibus class action complaint filed in December 2009 arising from the same type claims.  The Company intends to vigorously defend against the claims.  Please see the risk factor below captioned “Homebuilding is subject to warranty and liability claims in the ordinary course of business which may lead to additional reserves or expenses” for more information regarding the drywall matter.

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

As is customary in the homebuilding industry, we are often required to provide surety bonds to secure our performance under construction contracts, development agreements, and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise, and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be impacted adversely.

Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings, and results of operations.

Generally accepted accounting principles (“GAAP”) and their accompanying standards, implementation guidelines, interpretations, and practices for certain aspects of our business are complex and may involve subjective judgments, estimates and assumptions, such as revenue recognition, inventory valuations, and income taxes. Changes in interpretations could significantly affect our reported revenues, earnings, and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations.  New accounting standards, i.e. International Financial Reporting Standards, could result in increased expenses as we would have to modify our current practices and systems in order to comply with the standards.

We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

Although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules, and regulations, there are instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines.  When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations or guidelines, we actively move to stop the non-complying practices as soon as possible.  Sometimes our employees have been aware of these practices but did not take steps to prevent them, and we have taken disciplinary action against such employees, including in some instances, terminating their employment.  However, regardless of the steps we take after we learn of practices that do not comply with applicable regulations or guidelines, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal and, in some cases, state, taxable income.  If the government were to make changes to income tax laws that eliminate or substantially reduce these income taxdeductions, the after-tax cost of owning a new home would increase substantially.  This could adversely impact demand for, and/or sales prices of, new homes.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local, and other taxes.  Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process.  Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with GAAP, it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision and other tax reserves.  As each audit is conducted, adjustments, if any, are appropriately recorded in our Condensed Consolidated Financial Statements in the period determined.  Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

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

There has been significant publicity about homes constructed with defective imported drywall during the past year.  During 2009, we accrued $12.2 million for the repair of these homes and have charged $4.0 million against that accrual.   Since the discovery of defective drywall, we have implemented procedures in every division to investigate homes for signs of the presence of defective drywall and those investigations are continuing.  Based on those investigations, we do not believe that defective drywall was used in any division outside of Florida.  The Company is, however, continuing its investigation of homes in order to determine whether there are additional homes, not yet inspected, with defective drywall and resulting damage.  We are unable to estimate our total exposure relating to the defective drywall at this time because, among other reasons, we have not completed our investigation of homes, tracing the defective drywall through the supply chain has proven difficult, and the manufacturers of the drywall have not cooperated in our investigations.  If we identify additional homes than the homes identified thus far as having defective imported drywall, we may increase the accrual for costs of repair attributable to defective  imported drywall.  We are seeking reimbursement of costs to repair homes affected by this drywall from our subcontractors, their insurers, the manufacturers and others.  However, we have not currently reflected any reimbursement in our costs as such reimbursements are not probable or estimable at this time.  Please see the risk factor above captioned “Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor” for more information regarding the risks surrounding defective drywall litigation.

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

The residential construction industry has, from time to time, experienced significant material and labor shortages in insulation, drywall, brick, cement and certain areas of carpentry and framing, as well as fluctuations in lumber prices and supplies.  Any shortages of long duration in these areas could delay construction of homes, which could adversely affect our business and increase costs.  To date, however, we have not experienced any significant issues with availability of building materials or skilled labor.

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

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against M/I Homes, Inc., and certain other identified and unidentified manufacturers, builders, and suppliers of drywall.  The plaintiff alleges that the Company built his home with defective drywall, manufactured by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney’s fees.  The Company filed a responsive pleading on or about April 30, 2009.  The same homeowner and five others are named as plantiffs in an omnibus class action complaint filed in December 2009 arising from the same type claims.  The Company intends to vigorously defend against the claims.   Please refer to Note 11 of the Company’s Consolidated Financial Statements for further information on this matter.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.”  As of February 18, 2010, there were approximately 440 record holders of the Company’s common shares.  At that date, there were 22,101,723 common shares issued and 18,521,336 common shares outstanding.  The table below presents the highest and lowest sales prices for the Company’s common shares during each of the quarters presented:

2009	HIGH	LOW
First quarter	$12.10	$4.92
Second quarter	18.42	6.80
Third quarter	17.67	7.87
Fourth quarter	15.66	9.43

2008
First quarter	$19.39	$7.21
Second quarter	20.25	14.28
Third quarter	26.00	12.62
Fourth quarter	23.15	5.15

The highest and lowest sales prices for the Company’s common shares from January 1, 2010 through February 18, 2010 were $13.95 and $9.74, respectively.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares or repurchase any shares.  If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  During the second quarter of 2008, the Company ceased paying dividends due to such covenants.  At December 31, 2009, our restricted payments basket was ($156.0) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  We will continue to be restricted until such time that the “consolidated restricted payments basket” has been restored or our Senior Notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

There were no dividends paid to common shareholders in 2009.  For the year ended December 31, 2008, dividends paid to common shareholders totaled $1.1 million.

Performance Graph

The following graph illustrates the Company’s performance in the form of cumulative total return to shareholders for the last five calendar years through December 31, 2009, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Index and the Standard & Poor’s 500 Homebuilding Index.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
M/I Homes, Inc.	100.00	73.86	69.62	19.26	19.39	19.11
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P 500 Homebuilding Index	100.00	126.59	101.27	41.63	25.43	30.09

Share Repurchases

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the twelve month period ended December 31, 2009, the Company did not repurchase any shares.  As discussed above, because our “restricted payments basket” under the indenture governing our Senior Notes is less than zero, we are restricted from repurchasing any shares under our common shares repurchase program.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
October 1 to October 31, 2009	-	-	-	$6,715,000
November 1 to November 30, 2009	-	-	-	$6,715,000
December 1 to December 31, 2009	-	-	-	$6,715,000
Total	-	-	-	$6,715,000

(a)
As of February 18, 2010, the Company had purchased a total of 473,300 shares at an average price of $38.63 per share pursuant to the existing Board-approved $25 million repurchase program that was publicly announced on November 10, 2005, and had approximately $6.7 million remaining available for repurchase under the $25 million repurchase program, which expires on November 8, 2010.  The indenture governing our Senior Notes contains a provision that restricts us from repurchasing any shares when the calculation of the “restricted payment basket,” as defined therein, falls below zero.  At December 31, 2009, the payment basket is $(156.0) million and, therefore, we are restricted from repurchasing any shares.  We will continue to be restricted until such time that the restricted payments basket has been restored or our Senior Notes are repaid.

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

(In thousands, except per share amounts)	2009	2008	2007	2006	2005

Income Statement (Year Ended December 31):

Revenue	$569,949	$607,659	$1,016,460	$1,274,145	$1,312,504

Gross margin (b) (c)	$19,539	$(77,805)	$35,487	$247,719	$329,917

Net (loss) income from continuingoperations (b) (c) (d)	$(62,109)	$(245,415)	(92,480)	$29,297	$98,574

Discontinued operation, net of tax (a)	$-	$(33)	$(35,646)	$9,578	$2,211

Net (loss) income (b) (c) (d)	$(62,109)	$(245,448)	$(128,126)	$38,875	$100,785

Preferred dividends	$-	$4,875	$7,313	$-	$-

Net (loss) income to common shareholders (b) (c) (d)	$(62,109)	$(250,323)	$(135,439)	$38,875	$100,785

(Loss) earnings per share to common shareholders:
Basic: (b) (c) (d)
Continuing operations	$(3.71)	$(17.86)	$(7.14)	$2.10	$6.89
Discontinued operation	$-	$-	$(2.55)	$0.68	$0.16
Total	$(3.71)	$(17.86)	$(9.69)	$2.78	$7.05

Diluted: (b) (c) (d)
Continuing operations	$(3.71)	$(17.86)	$(7.14)	$2.07	$6.78
Discontinued operation	$-	$-	$(2.55)	$0.67	$0.15
Total	$(3.71)	$(17.86)	$(9.69)	$2.74	$6.93

Weighted average shares outstanding:
Basic	16,730	14,016	13,977	13,970	14,302
Diluted	16,730	14,016	13,977	14,168	14,539

Dividends per common share	$-	$0.05	$0.10	$0.10	$0.10

Balance Sheet (December 31):

Inventory	$420,289	$516,029	$797,329	$1,092,739	$984,279

Total assets (d)	$663,828	$693,288	$1,117,645	$1,477,079	$1,329,678

Notes payable banks – homebuilding operations	$-	$-	$115,000	$410,000	$260,000

Note payable bank – financial services operations	$24,142	$35,078	$40,400	$29,900	$46,000

Notes payable banks - other	$6,160	$16,300	$6,703	$6,944	$7,165

Senior Notes – net of discount	$199,424	$199,168	$198,912	$198,656	$198,400

Shareholders’ equity (b) (c) (d)	$326,763	$333,061	$581,345	$617,052	$592,568

(a)
In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this market for all years presented have been reclassified as discontinued operation.

(b)
2009, 2008, 2007 and 2006 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, reducing gross margin by $55.4 million, $153.3 million, $148.4 million and $67.2, respectively.  Those charges, along with the write-off of land deposits, intangibles and pre-acquisition costs, reduced net (loss) income from continuing operations by $35.4 million, $98.3 million, $96.9 million and $46.7 million and (loss) earnings per diluted share by $1.31, $7.00, $6.71 and $3.29 for the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

(c)
2009 includes the impact of charges related to the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home, increasing net loss by $7.5 million, or $0.46 per share.

(d)	2009 and 2008 net (loss) also reflects an $8.2 million and $108.6 million, respectively, valuation allowance for deferred tax assets, or $0.73 and $7.75 per share, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered nearly 76,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  In 2008, the latest year for which information is available, we were the 21st largest U.S. single-family homebuilder (based on homes delivered) as ranked by Builder Magazine.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K for more information regarding those risk factors.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor.  Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing.

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

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors.  The revenue recognized is reduced by the fair value of the related guarantee provided to the investor.  The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee.  Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination.  We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed.  All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

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

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.  In addition, we also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.  In addition, due to the fact that the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, it does not anticipate unexpected changes in market conditions that may lead the Company to incur additional impairment charges in the future.

Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level; therefore, changes in local conditions may affect one or several of our communities.

For the year ended December 31, 2009, the company evaluated all active communities for impairment indicators.  A recoverability analysis was performed for 65 of those active communities, and an impairment charge was recorded in 37 of those communities.  The carrying value of those 37 impaired communities was $106.9 million at December 31, 2009.

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

Operating communities.  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Some of the most critical assumptions in the Company’s cash flow model are projected absorption pace for home sales, sales prices and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow model, the Company analyzes historical absorption pace in the community as well as other communities in the geographical area.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and availability of competing product in the geographic area where a community is located.  When analyzing the Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters as well as forecasted population demographics, unemployment rates and availability of competing product.

In order to determine the assumed sales prices included in its cash flow models, the Company analyzes the historical sales prices realized on homes it delivered in the community and other communities in the geographic area as well as the sales prices included in its current backlog for such communities.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located.  When analyzing its historical sales prices and corresponding market studies, the Company also places greater emphasis on more current metrics and trends.  Ultimately, upon this analysis, the Company sets a current sales price for each house type in the community, using the aforementioned information, which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then uses the average of these “published” sales prices in its cash flow model.

In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure.  With respect to overhead included in the cash flow model, the Company uses forecasted rates included in the Company’s annual budget for the overall market area adjusted for actual experience that is materially different than budgeted rates.

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

As of December 31, 2009, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2011, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of December 31, 2009, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the homesites within a community. A higher discount rate reduces the estimated fair value of the homesites within the community, while a lower discount rate increases the estimated fair value of the homesites within a community.

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

Investment in Unconsolidated Limited Liability Companies.  We invest in entities that acquire and develop land for distribution to us in connection with our homebuilding operations.  In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities because they have sufficient equity to finance their operations.  We must use our judgment to determine if we have substantive control of these entities.  If we were to determine that we have substantive control, we would be required to consolidate the entity.  Factors considered in determining whether we have substantive control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement.  In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the variable interest entity.  We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control to be critical accounting policies due to the judgment required.  Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each one.  As of December 31, 2009, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Guarantees and Indemnities.  Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guarantees of the completion of land development, and minimum net worth guarantees of M/I Financial.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Warranty. Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty – effective for homes closed after September 30, 2007;
•	30-year transferable structural warranty – effective for homes closed after April 24, 1998; and
•	20-year transferable structural warranty – effective for homes closed between September 1, 1989 and April 24, 1998.

The warranty accruals for the Home Builder’s Limited Warranty as a percentage of average sales price, and the structural warranty accruals are established on a per unit basis.  Our warranty accruals are based upon historical experience by geographic area and recent trends.  Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures included in the above not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates, which reflect both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty accrual balance at the end of each quarter.  Actual future warranty costs could differ from our current estimated amount.

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2009, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per employee’s lifetime.  Our self-insurance limit for workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $15.5 million, $0.9 million and $3.8 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2009, 2008 and 2007.  Please see Note 11 to our Consolidated Financial Statements for more information regarding the year-to-date 2009 expenses.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation.  We record stock-based compensation by recognizing compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards,and the expected term of the option.  In addition, when we first issue share-based awards, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We evaluate this based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are now in a four-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of December 31, 2009, the Company had a total valuation allowance of $117.1 million recorded.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  In 2010, we do not expect to record any additional tax benefits as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of December 31, 2009 and 2008, there were $30.1 million and $39.5 million, respectively of income tax receivable.

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

Highlights and Trends for the Year Ended December 31, 2009

Overview

Throughout 2007, 2008 and the first half of 2009, the homebuilding environment continued to deteriorate against a backdrop of macroeconomic recession, declining consumer confidence and significant tightening in the availability of home mortgage credit.  While we have begun to see signs that some negative market trends may be moderating at both local and national levels, key macroeconomic indicators remain soft or mixed. In addition, throughout 2009, the credit markets and the mortgage industry have experienced a period of disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government.  While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing.  Although the supply of new and resale homes in the marketplace has decreased recently, it is still excessive for the current level of consumer demand and is challenged by an increased number of foreclosed homes offered at substantially reduced prices.  These pressures in the marketplace have resulted in price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors throughout much of 2009.

We have responded to this challenging environment with a disciplined approach to the business with continued reductions in direct costs, overhead expenses and land spending.  We have limited our supply of unsold homes under construction and have focused on the generation of cash from our existing inventory supply as we strive to align our land supply and inventory levels to current expectations for home closings.  We continued to focus on the preservation of cash on hand and cash generation from the sale of existing inventory supply, including the introduction of additional sales incentives and reduced sales prices in certain situations in order to move this inventory.  We also reevaluated pricing in select communities in response to local market conditions to generate sales.  Certain of these changes resulted in adjustments to our inventory valuations.  Based on our evaluations during 2009, we recorded inventory impairment charges of $55.4 million, and $1.7 million of option deposits and pre-acquisition costs.  While these impairment charges and write-offs are less than amounts recognized in each of the prior two years, they reflect the continued weakness in market conditions.  We will evaluate whether further impairment charges, valuation adjustments or write-offs are necessary on these assets in the coming quarters.  See Note 7 to the Consolidated Financial Statements for discussion of the Company’s 2009 inventory valuation adjustments.

In February 2009, the $8,000 First Time Homebuyer Tax Credit was enacted into law.  This law enables homebuyers who have not owned a home in the past three years, subject to certain income limits, to receive a tax credit of 10% of the purchase price of a home up to a maximum of $8,000.  In November 2009, this tax credit was extended by Congress to June 2010 and the new law increased the annual income limits for qualification.  In addition, the new law also added a $6,500 tax credit for qualified existing homeowners who elect to purchase a new home.  Certain states also enacted laws which enabled certain homebuyers to receive additional state tax credits.  Although it is not possible to quantify the precise impact, availability of these tax credits appears to have incentivized certain homebuyers to purchase homes during the second half of 2009.

In November 2009, Congress passed new net operating loss carry-back legislation which extended the carryback period from two years to five years.  Due to this new legislation, the Company expects to receive a $26 million refund in the first quarter of 2010 from carrying back net operating losses to our 2003 tax year, which has been recorded within (Benefit) provision for income taxes in the Consolidated Statements of Operations.

Outlook

Historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home.  Together with lower levels of competition from private builders, these factors offer evidence of improvement, though it is premature to conclude that a sustainable recovery in the homebuilding industry is underway.  Foreclosures continue to have significantly more damaging impact on the housing market than any other factor.  In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability.  As a result, we continue to remain cautious regarding our outlook for the industry.  We believe that the timing of a sustainable recovery in the housing market remains unclear.  However, when economic conditions do improve, we believe that we have the right strategy and the right people to return to profitability.  With our 19% increase in homes delivered in 2009, 33% increase in new contracts in 2009, 15% increase in backlog units and 27% increase in the value of our backlog from 2008, we believe that there is reason for guarded optimism.

Based on our experience during prior downturns in the housing market, we believe that unexpected opportunities may arise in difficult times for those builders that are well-prepared.  In the current challenging environment, we believe our balance sheet, liquidity, commitment to customer service, geographic presence, diversified product lines, experienced personnel, and brand name all position us well for such opportunities now and in the future.  Our desired financial targets for the new communities that we will offer in 2010 are 20% gross margins, sales pace of 2.5 per month, and a 20% return on investment.

We are projecting to purchase approximately $75 million of land in 2010, compared to the $44.3 million of land purchased in 2009.  The approximately 70% increase in land purchases will be used to (i) develop a meaningful presence in each of our existing markets with a goal of achieving economies of scale, which we believe will lead to greater future profitability, (ii) expand our geographic footprint; and (iii) manage our owned land inventory to an amount which we believe is prudent and manageable in light of our future sales expectations.

At December 31, 2009, there were no amounts outstanding under the Credit Facility.  We also had $132.2 million of cash and cash equivalents on hand and approximately $24.5 million available under the Credit Facility, along with an expected tax refund of $26 million in the first quarter of 2010.  We believe our cash and cash equivalents as of December 31, 2009 and cash generated from our operations during 2010 will be adequate to meet our liquidity needs throughout 2010.

Key Financial Results

●
For the year ended December 31, 2009, total revenue decreased $37.8 million (6%) to $569.9 million as compared to $607.7 million for the year ended December 31, 2008.  This decrease is largely attributable to a decrease of $32.2 million in revenue from outside land sales, from $32.9 million in 2008 to $0.7 million in 2009.  Revenue, however, was favorably impacted by a 19% increase in homes delivered, from 2,025 in 2008 to 2,409 in 2009, but this increase was partially offset by the decrease of the average sales price of homes delivered from $274,000 to $231,000.

●
Loss from continuing operations before income taxes for the year ended December 31, 2009 decreased by $122.1 million (57%), from $215.1 million in 2008 to $93.0 million in 2009.  During 2009, the Company incurred charges totaling $57.1 million compared to $158.6 million incurred in 2008 related to the impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs.  Excluding the charges related to the impairment of inventory, investment in Unconsolidated LLCs, and imported drywall charges, our 2009 adjusted operating gross margin was 15.3% compared to 2008’s adjusted operating gross margin of 12.4%, which also excludes charges related to the impairment of inventory and investment in Unconsolidated LLCs.  Excluding the impact of the above-mentioned impairment and abandoned land transaction charges, as well as $16.7 million of other non-operating charges (imported drywall charges of $12.2 million, $3.6 million of other unusual charges, including severance and bad debt expense, and loss on the sale of our airplane of $0.9 million), the Company recorded a pre-tax loss from continuing operations of $19.3 million in 2009, which represents a $34.9 million improvement from 2008’s pre-tax loss from continuing operations of $54.2 million (exclusive of aforementioned impairments, $5.6 million gain on the sale of the Company’s airplane, $4.5 million of other unusual charges, including impairment of the Company’s airplane and bad debt expense, and $3.3 million of severance).  Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from continuing operations to their respective most directly comparable GAAP financial measures, gross margin and loss from continuing operations before income taxes.  The improvement from 2008 was primarily driven by lower selling, general and administrative expenses.  General and administrative expenses decreased $18.3 million (24%) from 2008 to 2009.  The decrease was primarily due to (1) a decrease of $7.0 million in land related expenses, including abandoned projects and deposit write-offs; (2) a decrease of $4.8 million in payroll and incentive expenses; (3) a decrease of $3.8 million in miscellaneous expenses, including expenses related to the airplane that was sold in the first quarter of 2009; and (4) a decrease of $2.5 million in professional fees.  Additionally, selling expenses decreased by $10.3 million (19%) for the year ended December 31, 2009 when compared to the year ended December 31, 2008, primarily due to (1) a $4.8 million decrease in expenses related to sales offices and model homes; (2) a $2.9 million decrease in variable selling expenses; and (3) a $2.1 million decrease in advertising expenses.

●
New contracts for 2009 were 2,493, up 33% compared to 1,879 in 2008.  For the year ended December 31, 2009, our cancellation rate was 19% compared to 27% in 2008.  By region, our cancellation rates in 2009 versus 2008 were as follows: Midwest – 22% in 2009 and 30% in 2008; Florida – 16% in 2009 and 21% in 2008; and Mid-Atlantic – 16% in 2009 and 25% in 2008.

●
Our mortgage company’s capture rate increased from 85% for the year ended December 31, 2008 to 87% for the year ended December 31, 2009.  Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

●
We continue to deal with very weak and ever-changing market conditions that require us to constantly monitor the value of our inventory and investments in Unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During the year ended December 31, 2009, we recorded $57.1 million of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and write-off of abandoned land transaction costs, compared to $158.6 million of charges during the year ended December 31, 2008.  We generally believe that we will see a gradual improvement in market conditions over the long term.  In 2010, we will continue to update our evaluation of the value of our inventory and investments in Unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

●
During 2009, we accrued $12.2 million for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.

●
During 2009, we recorded a net tax benefit of $30.9 million.  This net benefit consists primarily of the realization of $25.9 million beginning of the year NOL carryforwards which, due to recent tax legislation, we were allowed to carry back 5 years.  In addition, as a result of a 10-year carryback period available for certain of our 2009 losses, we were able to realize an additional $4.2 million benefit.  We expect to receive the $25.9 million in the first quarter of 2010 and the $4.2 million in the fourth quarter of 2010. While our 2009 tax losses generated an additional $38.9 million of deferred tax assets, we were required to fully reserve against such benefits as a result of our cumulative four-year pre-tax loss position.

The following table reconciles our operating gross margin and pre-tax (loss) income from operations (each of which constitutes a non-GAAP financial measure) for the years ended December 31, 2009, 2008 and 2007 to the GAAP financial measures of gross margin and loss from continuing operations before income taxes, respectively:

	Years Ended
	2009	2008	2007

Gross margin	$19,539	$(77,805)	$35,487
Add:
Impairments	55,421	153,300	148,377
Imported drywall charges	12,150	-	-
Adjusted operating gross margin	$87,110	$75,495	$183,864

Loss from continuing operations before income taxes	$(92,989)	$(215,124)	$(92,480)
Add:
Impairments and abandonments	57,077	158,612	151,989
Imported drywall charges	12,150	-	-
Other expense (income)	941	(5,555)	-
Restructuring/other	3,561	7,859	10,591
Adjusted pre-tax (loss) income from continuing operations	$(19,260)	$(54,208)	$70,100

Adjusted operating gross margin, and adjusted pre-tax income (loss) from operations are non-GAAP financial measures. Management finds these measures to be a useful in evaluating the Company’s performance because it discloses the financial results generated from homes it actually delivered during the period, as the asset impairments and certain other write-offs relate, in part, to inventory that was not delivered during the period. They assist the Company’s management in making strategic decisions regarding the Company’s future operations. The Company believes investors will also find these to be important and useful because it discloses profitability measures that can be compared to a prior period without regard to the variability of asset impairments and certain unusual write-offs. In addition, to the extent that the Company’s competitors provide similar information, disclosure of these measures helps readers of the Company’s financial statements compare profits to its competitors with regard to the homes they deliver in the same period. In addition, because these measures are not calculated in accordance with GAAP, they may not be completely comparable to similarly titled measures of the Company’s competitors due to potential differences in methods of calculation and charges being excluded.

The following table shows, by segment, revenue, operating (loss) income, depreciation expense and interest expense for the years ended December 31, 2009, 2008 and 2007, as well as the Company’s (loss) income from continuing operations before income taxes for such periods.  The following table also shows, by segment, assets and investment in Unconsolidated LLCs at December 31, 2009, 2008 and 2007:

	Years Ended
	2009	2008	2007
Revenue:
Midwest homebuilding	$258,910	$232,715	$358,441
Florida homebuilding	95,615	151,643	312,930
Mid-Atlantic homebuilding	201,366	202,038	326,451
Other homebuilding – unallocated (a)	-	7,131	(424)
Financial services	14,058	14,132	19,062
Total revenue	$569,949	$607,659	$1,016,460

Operating (loss) income:
Midwest homebuilding (b)	$(17,590)	$(73,073)	$(10,377)
Florida homebuilding (b)	(41,092)	(71,864)	(63,117)
Mid-Atlantic homebuilding (b)	(7,500)	(41,491)	(43,547)
Other homebuilding – unallocated (a)	-	503	386
Financial services	6,533	6,010	8,517
Less: Corporate selling, general and administrative expenses (c)	(23,932)	(29,567)	(27,395)
Total operating loss	$(83,581)	$(209,482)	$(135,533)

Interest expense:
Midwest homebuilding	$4,043	$5,197	$4,788
Florida homebuilding	1,690	2,335	5,877

	Years Ended
	2009	2008	2007
Mid-Atlantic homebuilding	2,235	3,209	3,815
Financial services	499	456	636
Corporate	-	-	227
Total interest expense	$8,467	$11,197	$15,343

Other (loss) income (d)	(941)	5,555	-

Loss from continuing operations before income taxes	$(92,989)	$(215,124)	$(150,876)

Assets:
Midwest homebuilding	$224,059	$242,066	$354,220
Florida homebuilding	80,797	121,587	241,603
Mid-Atlantic homebuilding	141,998	185,268	276,887
Financial services	52,092	60,992	62,411
Corporate	164,882	83,375	167,926
Assets of discontinued operation	-	-	14,598
Total assets	$663,828	$693,288	$1,117,645

Investment in Unconsolidated LLCs:
Midwest homebuilding	$6,051	$6,359	$15,705
Florida homebuilding	4,248	6,771	24,638
Mid-Atlantic homebuilding	-	-	-
Financial services	-	-	-
Total investment in Unconsolidated LLCs	$10,299	$13,130	$40,343

Depreciation and amortization:
Midwest homebuilding	$659	$336	$543
Florida homebuilding	728	1,288	1,603
Mid-Atlantic homebuilding	959	1,028	849
Financial services	395	471	498
Corporate	5,130	4,631	4,495
Total depreciation and amortization	$7,871	$7,754	$7,988

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

(b)
The years ended December 31, 2009, 2008 and 2007 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $57.1 million, $158.6 million and $152.0 million, respectively.  For 2009, 2008 and 2007, these charges reduced operating income by $20.4 million, $56.3 million and $8.8 million in the Midwest region, $24.1 million, $66.9 million and $88.3 million in the Florida region, and $12.6 million, $35.4 million and $54.9 million in the Mid-Atlantic region, respectively.

(c)
The years ended December 31, 2009, 2008 and 2007 include the impact of severance charges of $1.0 million, $3.3 million and $5.4 million, respectively.  The year ended December 31, 2008 also includes charges of $3.3 million for corporate asset impairments.  The year ended December 31, 2007 also includes the write-off of $5.2 million of intangibles.

(d)
Other (loss) income is comprised of the loss on the sale of the plane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

The following table shows total assets by segment as of December 31, 2009 and 2008:

	At December 31, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Land purchase deposits	$1,001	$50	$285	$-	$1,336
Inventory (a)	213,592	70,117	135,244	-	418,953
Investments in Unconsolidated entities	6,051	4,248	-	-	10,299
Other assets	3,415	6,382	6,469	216,974	233,240
Total assets	$224,059	$80,797	$141,998	$216,974	$663,828

	At December 31, 2008
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Land purchase deposits	$96	$32	$942	$-	$1,070
Inventory (a)	232,853	102,500	179,606	-	514,959
Investments in Unconsolidated entities	6,359	6,771	-	-	13,130
Other assets	2,758	12,284	4,720	144,367	164,129
Total assets	$242,066	$121,587	$185,268	$144,367	$693,288

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Seasonality and Variability in Quarterly Results

We have experienced, and expect to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels.  In most years, homes delivered increase substantially in the third and fourth quarters.  We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions.  We also have experienced, and expect to continue to experience, seasonality in our financial services operations, because loan originations correspond with the delivery of homes in our homebuilding operations.  The following table reflects this cycle for the Company during the four quarters of 2009 and 2008:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2009	2009	2009	2009
Revenue	$204,916	$152,738	$116,146	$96,149
Unit data:
New contracts	448	619	759	667
Homes delivered	858	665	492	394
Backlog at end of period	650	1,060	1,106	839

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2008	2008	2008	2008
Revenue	$150,187	$160,385	$141,002	$156,085
Unit data:
New contracts	339	456	530	554
Homes delivered	554	555	466	450
Backlog at end of period	566	781	880	816

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Reportable Segments

The following table presents, by reportable segment, selected results of operations for the years ended December 31, 2009, 2008 and 2007:

	Years Ended
(Dollars in thousands)	2009	2008	2007
Midwest Region
Homes delivered	1,282	937	1,436
Average sales price per home delivered	$202	$244	$247
Revenue homes	$258,818	$228,728	$354,000
Revenue third party land sales	$92	$3,987	$4,441
Operating loss homes (a)	$(15,666)	$(64,338)	$(10,665)
Operating (loss) income land (a)	$(1,924)	$(8,735)	$288
New contracts, net	1,334	911	1,195
Backlog at end of period	417	365	391
Average sales price of homes in backlog	$241	$230	$273
Aggregate sales value of homes in backlog	$101,000	$84,000	$107,000
Number of active communities	59	73	76

Florida Region
Homes delivered	428	474	877
Average sales price per home delivered	$222	$263	$313
Revenue homes	$94,958	$124,314	$274,297
Revenue third party land sales	$657	$27,329	$38,633
Operating loss homes (a)	$(39,401)	$(47,990)	$(28,071)
Operating loss land (a)	$(1,691)	$(23,874)	$(35,046)
New contracts, net	406	430	505
Backlog at end of period	55	77	121
Average sales price of homes in backlog	$220	$265	$292
Aggregate sales value of homes in backlog	$12,000	$20,000	$35,000
Number of active communities	21	25	34

Mid-Atlantic Region
Homes delivered	699	614	860
Average sales price per home delivered	$288	$327	$362
Revenue homes	$201,366	$200,455	$311,195
Revenue third party land sales	$-	$1,583	$15,256
Operating loss homes (a)	$(5,858)	$(41,471)	$(31,264)
Operating loss land (a)	$(1,642)	$(20)	$(12,283)
New contracts, net	753	538	752
Backlog at end of period	178	124	200
Average sales price of homes in backlog	$359	$285	$388
Aggregate sales value of homes in backlog	$64,000	$35,000	$78,000
Number of active communities	21	30	36

Total Homebuilding Regions
Homes delivered	2,409	2,025	3,173
Average sales price per home delivered	$231	$274	$296
Revenue homes	$555,142	$553,497	$939,492
Revenue third party land sales	$749	$32,899	$58,330
Operating loss homes (a)	$(60,925)	$(153,799)	$(70,000)
Operating loss land (a)	$(5,257)	$(32,629)	$(47,041)
New contracts, net	2,493	1,879	2,452
Backlog at end of period	650	566	712
Average sales price of homes in backlog	$272	$247	$308
Aggregate sales value of homes in backlog	$177,000	$139,000	$220,000
Number of active communities	101	128	146

Financial Services
Number of loans originated	2,031	1,623	2,340
Value of loans originated	$420,761	$382,992	$586,520
Revenue	$14,058	$14,132	$19,062
General and administrative expenses	$7,525	$8,122	$10,545
Interest expense	$499	$456	$636
Income before income taxes	$6,034	$5,554	$7,881

(a)	Amount includes impairment and abandonment charges for 2009, 2008 and 2007 as follows:

	December 31,
Midwest:	2009	2008	2007
Homes	$18,339	$47,604	$8,803
Land	2,016	8,729	-
	20,355	56,333	8,803

Florida:
Homes	22,242	42,642	50,802
Land	1,883	24,264	37,468
	24,125	66,906	88,270

Mid-Atlantic:
Homes	10,955	35,063	42,661
Land	1,642	310	12,255
	12,597	35,373	54,916

Total
Homes	51,536	125,309	102,266
Land	5,541	33,303	49,723
	$57,077	$158,612	$151,989

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Midwest:	22.2%	29.8%	30.9%
Florida:	15.8%	20.7%	45.8%
Mid-Atlantic:	15.5%	25.4%	23.3%

Total	19.3%	26.6%	32.7%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Midwest Region.  For the year ended December 31, 2009, Midwest homebuilding revenue increased $26.2 million (11%), from $232.7 million in 2008 to $258.9 million in 2009.  The increase was primarily due to a 37% increase in the number of homes delivered, from 937 in 2008 to 1,282 in 2009, which was partially offset by a 17% decrease in the average sales price of homes delivered from $244,000 in 2008 to $202,000 in 2009.  We have been actively trying to improve our absorption rates and, as a result, our 2009 monthly absorption rate in the Midwest was 1.7 per community, compared to 1.0 per community in 2008.  Operating loss decreased by $55.5 million (76%), from $73.1 million in 2008 to $17.6 million in 2009, primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $19.8 million and $56.0 million in 2009 and 2008, respectively, our adjusted operating gross margins were 12.5% and 8.4% for those same periods in our Midwest region.  The 4.1% increase was a result of less sales incentives offered on our Midwest homes along with a decrease in the percentage of speculative homes delivered, which typically have a lower profit margin compared to total homes delivered.  Excluding deposit write-offs and pre-acquisition costs of $0.6 million in 2009 and $0.3 million in 2008, selling, general and administrative expenses decreased $6.7 million, from $36.3 million in 2008 to $29.6 million in 2009 due to a decrease in payroll related expenses, model home expenses, professional fees and land-related expenses.  For the year ended December 31, 2009, our Midwest region new contracts increased 46% compared to the year ended December 31, 2008.  Year-end backlog increased 14% in units, from 365 at December 31, 2008 to 417 at December 31, 2009, and 20% in total sales value, from $83.8 million at December 31, 2008 to $100.6 million at December 31, 2009, with an average sales price in backlog of $241,000 at December 31, 2009 compared to $230,000 at December 31, 2008.

Florida Region. For the year ended December 31, 2009, Florida homebuilding revenue decreased by $56.0 million (37%) compared to 2008.  The decrease in revenue was primarily due to the $26.7 million decrease in revenue from third party land sales, along with a 10% decrease in the number of homes delivered from 474 in 2008 compared to 428 in 2009 as well as a 16% decline in the average sales price of homes delivered from $263,000 in 2008 to $222,000 in 2009.  We have been actively trying to improve our absorption rates and, as a result, our 2009 monthly absorption rate in our Florida markets was 1.6 per community, compared to 1.3 in 2008.  Operating loss decreased by $30.8 million, from $71.9 million in 2008 to $41.1 million in 2009, primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $24.1 million and $12.2 million for charges related to defective drywall for the year ended December 31, 2009 and $66.7 million of impairment charges for the year ended December 31, 2008, our adjusted operating gross margins were 12.8% and

12.4% for those same periods in our Florida region.  Selling, general and administrative costs decreased $6.8 million, from $23.9 million in 2008 to $17.1 million in 2009, due to a decrease in payroll related expenses, land related expenses, professional fees, advertising expenses, model home expenses, and expenses related to our sales offices.  Our Florida region new contracts decreased from 430 in 2008 to 406 in 2009.  Management anticipates continued challenging conditions in our Florida markets in 2010 based on the decrease in backlog units, from 77 at December 31, 2008 to 55 at December 31, 2009, along with the decrease in the total sales value of homes in backlog, from $20.4 million at December 31, 2008 to $12.1 million at December 31, 2009, and the decrease in the average sales price of homes in backlog, from $265,000 at December 31, 2008 to $220,000 at December 31, 2009.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue decreased $0.6 million, from $202.0 million for the year ended December 31, 2008 to $201.4 million for the year ended December 31, 2009.  This decrease is primarily due to the decrease in the average sales price of homes delivered, from $327,000 in 2008 to $288,000 in 2009.  The decrease in averages sales price was partially offset by a 14% increase in homes delivered, from 614 in 2008 to 699 in 2009.  New contracts increased 40%, from 538 in 2008 to 753 in 2009.  We have been actively trying to improve our absorption rates and, as a result, our 2009 monthly absorption rate in our Mid-Atlantic region was 2.5 per community, compared to 1.3 in 2008.  Operating loss decreased by $34.0 million, from $41.5 million in 2008 to $7.5 million in 2009, primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $11.5 million and $30.5 million in 2009 and 2008, respectively, our adjusted operating gross margins were 14.1% and 11.0% for those same periods in our Mid-Atlantic region.  The increase was primarily due to the results of our Company-wide initiative to reduce hard costs, along with value engineering in our Mid-Atlantic markets, as well as simplifying our base house plans, which encourages homebuyers to add more options, which in turn have higher profit margins.  Excluding deposit write-offs and pre-acquisition costs of $1.1 million in 2009 and $4.8 million in 2008, selling, general and administrative expenses decreased $5.1 million due to a decrease in payroll related expenses, advertising expenses, model home expenses, and expenses related to our sales offices.  Year-end backlog increased 44% in units, from 124 at December 31, 2008 to 178 at December 31, 2009, and 81% in total sales value, from $35.3 million at December 31, 2008 to $64.0 million at December 31, 2009, with an average sales price in backlog also increasing, from $285,000 at December 31, 2008 to $359,000 at December 31, 2009.

Financial Services.  For the year ended December 31, 2009, revenue from our mortgage and title operations was $14.1 million, a decrease of $0.1 million from 2008.  Operating income for our financial services segment increased $0.5 million (8%), from $6.0 million in 2008 to $6.5 million in 2009, as a result of the $0.6 million decrease in general and administrative expenses, which was partially offset by the decrease in revenue described above.  Loan originations increased 25%, from 1,623 in 2008 to 2,031 in 2009.

At December 31, 2009, M/I Financial had mortgage operations in all of our markets.  Approximately 87% of our homes delivered during 2009 that were financed were through M/I Financial, compared to 85% in 2008.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses decreased $5.6 million (19%), from $29.5 million in 2008 to $23.9 million in 2009 primarily due to a decrease of $3.9 million in payroll related expenses, which includes a decrease of $2.3 million of severance.  2009 Corporate general and administrative expenses also include a charge of $0.6 million for settlement of an outstanding claim, which was offset by an overall reduction of professional fees.

Interest.  Interest expense for the Company decreased $2.7 million (24%) from $11.2 million in 2008 to $8.5 million in 2009.  This decrease was primarily due to the decrease in our weighted average borrowings from $259.1 million in 2008 to $213.1 million in 2009, which was partially offset by a slight increase in our weighted average borrowing rate, from 8.07% for the year ended December 31, 2008 to 8.63% for the year ended December 31, 2009.

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

Florida Region.  For the year ended December 31, 2008, Florida homebuilding revenue decreased by $161.3 million (52%) compared to 2007.  The decrease in revenue was primarily due to a 46% decrease in the number of homes delivered in 2008 compared to 2007 as well as a 16% decline in the average sales price of homes delivered from $313,000 in 2007 to $263,000 in 2008.  Operating loss increased by $8.8 million, going from $63.1 million in 2007 to $71.9 million in 2008 primarily due to lower profit margins as discussed below.  Excluding impairment charges of $66.7 million for the year ended December 31, 2008 and $86.4 million for the year ended December 31, 2007, our gross margins decreased to 12.4% from 21.6% for those same periods.  The 9.2% decrease was primarily due to the decrease in the average sales price of homes delivered discussed above, along with an increase in the number of speculative homes delivered, which typically have a lower profit margin.  Selling, general and administrative costs decreased $20.4 million, from $44.3 million in 2007 to $23.9 million in 2008 due to a decrease in variable selling expenses, payroll related expenses, real estate taxes, and the 2007 write-off of goodwill and other assets.  Our Florida region new contracts decreased from 505 in 2007 to 430 in 2008.  Backlog units decreased from 121 at December 31, 2007 to 77 at December 31, 2008, and the total sales value of homes in backlog decreased from $35.4 million at December 31, 2007 to $20.4 million at December 31, 2008.  The average sales price of homes in backlog also decreased, from $292,000 at December 31, 2007 to $265,000 at December 31, 2008.

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

Interest.  Interest expense for the Company decreased $4.1 million (27%) from $15.3 million in 2007 to $11.2 million in 2008.  This decrease was primarily due to the decrease in our weighted average borrowings from $496.6 million in 2007 to $259.1 million in 2008, which was partially offset by a decrease of $11.0 million in interest capitalized, due primarily to a significant reduction in land development activities, and a slight increase in our weighted average borrowing rate, from 7.58% for the year ended December 31, 2007 to 8.07% for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our credit facilities, and the issuance of debt and equity securities. In light of the challenging homebuilding market conditions experienced over the past few years, we have been operating with a primary focus to generate cash flows from operating activities through reductions in land inventories and other assets.  Our housing inventories, including land investment, decreased by $672 million, or 62%, from $1.1 billion at December 31, 2006, to $420 million at December 31, 2009.  The generation of cash flow from this reduction in assets has allowed us to increase our liquidity and strengthen our balance sheet, and has placed us in a position to be able to invest in market opportunities as they arise.  We do not expect to generate as much cash from asset reductions in 2010 as we have in the past three years.  Depending upon future homebuilding market conditions and our expectations for such, we may use a portion of our cash balances to increase our investment in inventories in anticipation of increasing our aggregate level of home sales in future years.  We are currently projecting to purchase approximately $75 million of land in 2010.  It is our intention, however, to maintain adequate liquidity and moderate leverage, while continuing to evaluate our overall capital structure, including re-financing opportunities for our indebtedness.

At December 31, 2009, our ratio of net debt to total capital was 18%, compared to 36% at December 31, 2008.  Net debt to total capital consists of total debt net of cash divided by total debt plus shareholders’ equity.  The decrease in our ratio of net debt to total capital at December 31, 2009 as compared with the ratio a year earlier was primarily due to our higher cash balance resulting from generating cash flows from operations along with the equity offering we completed in the second quarter of 2009, which netted $52.6 million.  We believe that our balance sheet and liquidity position will allow us to be flexible in reacting to changing market conditions.  However, future period-end net debt to total capital ratios may be higher than the 18% ratio achieved at December 31, 2009.

We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.  For comparison to our ratios of net debt to capital above, at December 31, 2009 and 2008, our ratios of debt to total capital, without netting cash balances, were 41% and 43%, respectively.

Historically, we had used our Credit Facility as a partial source of funding for our homebuilding operations.  However, as we have generated substantial cash flows from operations and accumulated a significant cash balance, we have not borrowed under the Credit Facility since December 2008.

Operating Cash Flow Activities

Funding for our business has been provided principally by cash flow from operating activities, borrowings under our credit facilities, and the public debt and equity markets.  During 2009, we generated $68.5 million of cash from our operating activities, compared to $148.9 million of cash from our operating activities in 2008.  The $68.5 million net cash generated during 2009 was primarily a result of $37.2 million in cash generated by the conversion of inventory as a result of home closings and third-party land sales, net of the amounts spent on land purchases, land development and home construction, along with a $10.7 million increase in accounts payable, a $9.3 million decrease in income tax receivable and a $3.5 million decrease in cash held in escrow.  Partially offsetting these cash sources was a net decrease in cash due to other operating activities, including a $3.3 million decrease in other liabilities and a $2.2 million decrease in accrued compensation.  We expect to receive a $25.9 million federal tax refund during the first quarter of 2010.

The amount of cash generated from operating activities in 2009 decreased $80.4 million compared to 2008, primarily due to a $123.9 million decrease in cash generated by the conversion of inventory into cash as a result of home closings and third-party land sales, net of amounts spent on land purchases, land development and home construction, along with a $21.9 million decrease in the net proceeds from the sale of mortgage loans, and an $11.1 million decrease in the change in cash held in escrow due to homes closing near the end of the year for which the cash was not collected until the beginning of 2010. Partially offsetting the decrease in cash generated was a $53.6 million increase in the change in accounts payable, compared to 2008, from a decrease of $42.9 million to an increase of $10.7 million.  We had $0.7 million in third-party land sales in 2009 compared to $32.9 million in 2008.

The net cash provided by our operating activities during the past three years has resulted in substantial liquidity and provides us with the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market.  While we have substantially slowed our purchases of undeveloped land and our development spending on land over the past three years, we are purchasing or contracting to purchase land and finished lots in many markets in an attempt to drive increased sales, home closings and profitability.  During this effort, we also plan to continue to manage our inventories by monitoring the aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.  As we work towards these goals, we expect to generate less cash flow from asset reductions in 2010 than we have over the past three years.  Depending upon future homebuilding market conditions and our expectations for such, we may use a portion of our cash balances to increase our assets.  During 2009 we purchased $44.3 million of land and lots, an increase of 93% over 2008’s land purchases of $22.9 million.  In light of our projected future volume and growth plans, in 2010, we currently plan to purchase approximately $75 million of land and spend an additional $25 million on land development. Our land planned purchases are underwritten at a much higher rate of return than what we are receiving on our existing communities.  However, we will actively monitor market conditions and plan to adjust our spending accordingly, which may be up or down.  In the normal course of our business, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $2.6 million as of December 31, 2009 as consideration for the right to purchase land and lots in the future, including the right to purchase $81.9 million of land and lots during the years 2010 through 2016.  At December 31, 2009, we owned or controlled through options 9,314 home sites as compared to 9,723 at December 31, 2008.

Investing Cash Flow Activities

For the year ended December 31, 2009, we used $19.5 million of cash in investing activities, primarily due to the addition of restricted cash, which had a balance at December 31, 2009 of $19.2 million.  Restricted cash primarily consists of homebuilding cash the Company had designated as collateral at December 31, 2009 in accordance with the four secured Letter of Credit Facilities (“LOC Facilities”) that the Company entered into on July 27, 2009.  Of the $19.2 million in restricted cash, $18.6 million relates to collateral for the LOC Facilities, and $0.6 million is restricted cash required to cover various other matters.

Along with the increase in restricted cash, there was also an increase of $4.0 million in property and equipment purchases.  Partially offsetting these increases were the proceeds of $7.9 million from the sale of our airplane.

Financing Cash Flow Activities

For the year ended December 31, 2009, we generated $28.4 million of cash from financing activities.  In the second quarter of 2009, we issued 4,475,600 common shares in a public offering, resulting in net cash proceeds of $52.6 million. Offsetting the proceeds from this issuance were the repayments of $10.9 million on our MIF Credit Agreement, and $9.8 million on a mortgage note for the Company airplane which was sold in the first quarter of 2009.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, and other Company plans.  We fund these operations with cash flows from operating activities, borrowings under our credit facilities, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary.

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  We routinely monitor current operational requirements, financial market conditions, and credit relationships.  We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  We believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate and extend beyond our expectations.  We cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.  Please refer to “Item 1A. Risk Factors” in Part 1 of this Annual Report on Form 10-K for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of December 31, 2009:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding (a)	10/6/2010	$ -	$ 24,475
Note payable bank – financial services	5/15/2010	$ 24,142	$ -
Senior Notes	4/1/2012	$200,000	$ -
Universal shelf registration (b)	-	$ -	$194,055

(a)	The available amount is in accordance with the borrowing base calculation under the Credit Facility and can be increased is we secure additional assets or invest additional amounts in the current pledged assets. The maximum Aggregate Commitment amount of the Credit Facility is $150 million.

(b)	This shelf registration is intended to allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding.  In January 2009, the Credit Facility was amended to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; and (2) require secured borrowings based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein.

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

●	maintaining a leverage ratio (consolidated indebtedness to consolidated tangible net worth) not in excess of 2.00 to 1.00 (the “Leverage Ratio”);
●
requiring adjusted cash flow from operations to consolidated interest incurred ratio (the “Adjusted Cash Flow Ratio”) to be greater than 1.50x, or requiring us to maintain unrestricted cash of more than $25 million;

●	prohibiting secured indebtedness, other than the Credit Facility and the MIF Credit Agreement, but including the Company’s $15 million guaranty of the MIF Credit Agreement, from exceeding $25 million;
●
prohibiting the net book value of our land and lots where construction of a home has not commenced, less the lesser of 25% of tangible net worth or prior six month sales times average book value of a finished lot, from exceeding 125% of tangible net worth plus 50% of the aggregate outstanding subordinated debt (the “Total Land Restriction”);

●
limiting the number of unsold housing units and model units that we may have in our inventory at the end of any fiscal quarter from exceeding the greater of 40% of the number of home closings within the twelve months ending on such date or 80% of the number of unit closings within the six months ending on such date (the “Spec and Model Homes Restriction”);

●	limiting extension of credit on the sale of land to 10% of tangible net worth and maintain maturity of five years; and
●	limiting investment in joint ventures to 25% of tangible net worth.

As of December 31, 2009, the Company was in compliance with all restrictive covenants of the Credit Facility.  The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants:

Financial Covenant		Covenant Requirements	Actual
		(dollars in millions)
Minimum Net Worth (a)	=	$119.3	$324.3
Leverage Ratio (b)	≤	2.00 to 1.00	0.74 to 1.00
Adjusted Cash Flow Ratio (c)	≥	1.50 to 1.00	5.62 to 1.00
Permitted Debt Based on Borrowing Base (d)	≤	$35.1	$10.6
Total Land Restriction	≤	$405.4	$177.1
Spec and Model Homes Restriction	≤	1,218	612

(a)
Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Agreement) was calculated based on the stated amount of our consolidated equity less intangible assets of $2.4 million as of December 31, 2009.

(b)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.
(c)	If the adjusted cash flow ratio is below 1.50X, the Company is required to maintain unrestricted cash in an amount not less than $25 million.
(d)	Actual amount includes letters of credit outstanding under the Credit Facility.

At December 31, 2009, the Company’s homebuilding operations did not have any outstanding borrowings, but had outstanding letters of credit totaling $10.6 million under the Credit Facility, and we had pledged $112.8 million of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $150 million.  Under the terms of the Credit Facility, the $150 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum secured borrowing base cash plus Qualified Real Property, less the actual borrowing.

As of December 31, 2009, net borrowing availability under the amended Credit Facility was $24.5 million in accordance with the borrowing base calculation.  The Company can create additional borrowing availability under the Credit Facility to the extent it collateralizes additional cash and/or inventory assets.  The borrowing availability can also be increased by increasing investments in assets currently pledged but this is offset by the collateral value of homes delivered that are within the pledged asset pool.   Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.

Our Credit Facility expires in October 2010.  We expect to seek a replacement credit facility in connection with the expiration of our current Credit Facility.  Based upon the current credit markets, we may be unable to replace the Credit Facility and if we are able to replace the Credit Facility, the terms of the new credit facility may not be as favorable as our current terms.  In either case, our business, liquidity and results of operations could be materially adversely impacted.  Please see our risk factor “If we are not able to obtain suitable financing our business may be negatively impacted” in “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K for more information regarding the risks surrounding the expiration of our Credit Facility.  However, we believe our balance of unrestricted cash, combined with our ability to generate additional cash flow from operating activities, provides us with sufficient liquidity for our operations in 2010.

In July 2009, the Company entered into four secured Letter of Credit Facilities (“LOC Facilities”) with a borrowing capacity of $35 million and with maturities ranging from August 31, 2010 to August 31, 2011 for three of the LOC Facilities while the fourth LOC Facility remains in effect until the Company gives notice of termination.  As of December 31, 2009, we were in compliance with all restrictive covenants.  There are also cross defaults to the Credit Facility discussed above, as well as collateral requirements which the Company will cover solely with cash.  At December 31, 2009, there was $17.7 million outstanding under the LOC Facilities which was collateralized with $18.6 million of restricted cash.

We continue to operate in a challenging economic environment, and our ability to comply with our debt covenants may be affected by economic or business conditions beyond our control.  However, we believe that cash flow from operating activities, together with our balance of unrestricted cash, available borrowing options, and other sources of liquidity will be sufficient to fund currently anticipated working capital, planned capital spending, and debt service requirements for at least the next twelve months.

Note Payable Bank – Financial Services.  On April 29, 2009, M/I Financial entered into a new secured credit agreement, which was amended by the First Amendment to the secured credit agreement on September 23, 2009, and the Second Amendment on December 30, 2009 (“MIF Credit Agreement”).  This agreement replaced M/I Financial’s previous credit agreement that expired on May 21, 2009.

The MIF Credit Agreement provides M/I Financial with $30.0 million maximum borrowing availability.  The MIF Credit Agreement, which expires on May 15, 2010, is secured by certain mortgage loans.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  M/I Financial shall not permit its tangible net worth to be less than the sum of (1) $13.0 million, as of the end of any calendar month during the period beginning May 15, 2009 and ending November 30, 2009, and (2) $13.0 million plus (a) twenty-five percent (25%) of the greater of (i) net income of M/I Financial and its subsidiaries or (ii) zero, calculated separately for each fiscal year beginning with the fiscal year ending December 31, 2009.  M/I Financial shall not permit its adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to be less than the sum of (1) $11.0 million, as of the end of any calendar month during the period beginning May 15, 2009 and ending November 30, 2009, and (2) $11.0 million plus (a) twenty-five percent (25%) of the greater of (i) net income of M/I Financial and its subsidiaries or (ii) zero, calculated separately for each fiscal year beginning with the fiscal year ending on December 31, 2009.  M/I Financial shall not permit the ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of the greater of the floating LIBOR rate (LIBOR plus 400 basis points) or 5.25%.

At December 31, 2009, we had $24.1 million outstanding under the MIF Credit Agreement.  As of December 31, 2009, the Company and M/I Financial were in compliance with all restrictive covenants of the MIF Credit Agreement.

Mortgage Notes Payable.  As of December 31, 2009 and 2008, the Company had outstanding a building mortgage note payable in the principal amount of $6.2 million and $6.4 million, respectively, with a fixed interest rate of 8.117% and maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2009 and 2008.

Senior Notes.  At December 31, 2009, we had $200.0 million of 6.875% Senior Notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of the Senior Notes.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, as well as the ability to repurchase any shares.  If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At December 31, 2009, our restricted payments basket was ($156.0) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005.

Weighted Average Borrowings.  For the year ended December 31, 2009 and 2008, our weighted average borrowings outstanding were $213.1 million and $259.1 million, respectively, with a weighted average interest rate of 8.63% and 8.07%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.

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

We did not pay any dividends on the Preferred Shares in 2009.  December 15, 2009 was the sixth dividend payment for which dividends on the Preferred Shares have not been paid.  As a result, the Board of Directors called a special meeting of the holders of the Preferred Shares (as represented by the depositary shares) for the purpose of nominating two persons to serve on the Board of Directors. On January 12, 2010, the Company held the special meeting of the holders of the Preferred Shares.  No Preferred Shares were represented in person or by properly executed proxy at the special meeting and, as a result, no persons were nominated to serve as directors.  Pursuant to certain restrictive covenants in the indenture governing our Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted until such time that the consolidated restricted payments basket (as defined in the indenture) has been restored or our Senior Notes are repaid, and our Board of Directors authorizes us to resume dividend payments.  See Note 17 to our Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration.  On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the shelf registration statement, the Company may, from time to time over an extended period, offer new debt, equity and certain other securities.  The timing and amount of offerings, if any, will depend on market and general business conditions. In the second quarter of 2009, we raised $52.6 million by issuing 4,475,600 common shares in a public offering, pursuant to the $250 million universal shelf registration statement.  As of December 31, 2009, $194.1 million remains available under the universal shelf registration statement for future offerings.

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary of future amounts payable under contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 years
Note payable bank – financial services (a)	$24,142	$24,142	$-	$-	$-
Mortgage notes payable (including interest)	9,024	796	1,590	1,590	5,048
Senior Notes (including interest)	234,872	13,941	220,931	-	-
Obligation for consolidated inventory not owned (b)	-	-	-	-	-
Operating leases	10,561	3,129	5,262	1,330	840
Purchase obligations (c)	74,170	74,170	-	-	-
Other short term liabilities	950	950	-	-	-
Land option agreements (d)	-	-	-	-	-
Unrecognized tax benefits (e)	-	-	-	-	-
Total	$353,719	$117,128	$227,783	$2,920	$5,888

(a)
Borrowings under the MIF Credit Agreement are at the greater of 5.25% or LIBOR plus 400 basis points.  Borrowings outstanding at December 31, 2009 had a weighted average interest rate of 5.25%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest.

(b)
The Company is party to a land purchase option agreement to acquire developed lots from a seller who is a variable interest entity.  The Company has determined that it is the primary beneficiary of the variable interest entity, and therefore is required to consolidate the entity.  As of December 31, 2009, the Company has recorded a liability of $0.6 million relating to consolidation of the variable interest entity.  The actual cash payments that the Company will make in the future will be based upon the number of lots acquired each period under the option agreement and the related per lot prices in effect at that time.

(c)
The Company has obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 650 homes with an aggregate sales price of $176.7 million.  Based on our current housing gross margin of 14.7%, exclusive of impairment charges, less variable selling costs of 3.9% of revenue, less costs already incurred on homes in backlog, we estimate payments totaling approximately $74.2 million to be made in 2010 relating to those homes.

(d)
The Company has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $81.9 million.  Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable.  The Company has no specific performance obligations with respect to these agreements.

(e)
We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  As of December 31, 2009, we had $3.4 million of gross unrecognized tax benefits, including $1.0 million of related accrued interest and $0.3 million of related accrued penalties.  We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months.  However, the final outcome of these examinations is not yet determinable.  The statute of limitations for our major tax jurisdictions remains open for examination of tax years 2005 through 2009.

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

Unconsolidated Limited Liability Companies.  In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots.  These arrangements include the creation by the Company of Unconsolidated LLCs, with the Company’s interest in these entities ranging from 33% to 50%.  These entities engage in land development activities for the purpose of distributing (in the form of a capital distribution) or selling developed lots to the Company and its partners in the entity.  These entities generally do not meet the criteria of variable interest entities (“VIEs”), because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors; however, we must evaluate each entity to determine whether it is or is not a VIE.  If an entity was determined to be a VIE, we would then evaluate whether or not we are the primary beneficiary.  These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity.

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of December 31, 2009 to be the amount invested of $10.3 million, plus letters of credit and bonds totaling $0.3 million that serve as completion bonds for the development work in progress, and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 9 and Note 10 of our Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of December 31, 2009 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $2.6 million, including prepaid acquisition costs of $0.4 million, and letters of credit of $0.9 million.

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

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2009, the Company had outstanding $58.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $25.4 million of performance bonds and $19.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.2 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $8.3 million of financial letters of credit; and (3) $4.6 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

During the past few years, we have experienced some detrimental effect from inflation, particularly the inflation in the cost of land that occurred over the past several years.   As a result of declines in market conditions in most of our markets, in certain communities we have been unable to recover the cost of these higher land prices, resulting in lower gross margins and significant charges being recorded in our operating results due to the impairment of inventory and investments in Unconsolidated LLCs, and other write-offs relating to deposits and pre-acquisition costs of abandoned land transactions.  In recent years, we have not experienced a detrimental effect from inflation in relation to our home construction costs, and we have been successful in reducing certain of these costs with our subcontractors.  However, unanticipated construction costs or a change in market conditions may occur during the period between the date sales contracts are entered into with customers and the delivery date of the related homes, resulting in lower gross profit margins.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Credit Agreement, which permit borrowings of up to $180 million as of December 31, 2009, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $2.6 million and $21.2 million at December 31, 2009 and December 31, 2008, respectively.  At December 31, 2009, the fair value of the committed IRLCs resulted in a liability of $0.1 million, and the related best-efforts contracts resulted in an asset of $0.1 million.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million, and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the years ended December 31, 2009, 2008 and 2007, we recognized income of $0.1 million, $0.1 million of expense, and less than $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At December 31, 2009 and December 31, 2008, the notional amount of the uncommitted IRLCs was $42.3 million and $25.4 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in a liability of less than $0.1 million and an asset of $0.8 million at December 31, 2009 and December 31, 2008, respectively.  For the years ended December 31, 2009, 2008 and 2007, we recognized $0.8 million of expense, and income of $0.6 million and $0.2 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At December 31, 2009 and December 31, 2008, the notional amount under these FMBSs was $43.0 million and $14.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.7 million and a liability of $0.2 million at December 31, 2009 and 2008, respectively.  For the years ended December 31, 2009, 2008 and 2007, we recognized income of $0.9 million and less than $0.1 million, and $0.3 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $27.7 million and $13.6 million at December 31, 2009 and December 31, 2008, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.8 million at December 31, 2009 and a net asset of $0.2 million at December 31, 2008.  For the years ended December 31, 2009, 2008 and 2007, we recognized $1.0 million of expense, and income of $0.2 million and less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $8.0 million and $8.6 million at December 31, 2009 and $23.0 million and $23.1 million, respectively, at December 31, 2008.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of December 31, 2009 and December 31, 2008, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.1 million and a liability of $0.9 million, respectively.  For the year ended December 31, 2009, we recognized income of $1.0 million, and for both the years ended December 31, 2008 and 2007, we recognized $0.5 million of expense relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2009:

	Weighted
	Average								Fair
	Interest								Value
(Dollars in thousands)	Rate	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.77%	$36,768	$ -	$ -	$ -	$ -	$ -	$ 36,768	$ 34,675
Variable rate	3.88	316	-	-	-	-	-	316	303

LIABILITIES:
Long-term debt – fixed rate	6.91%	$ 307	$ 332	$200,360	$ 391	$ 424	$4,346	$206,160	$194,786
Long-term debt – variable rate	5.25%	24,142	-	-	-	-	-	24,142	24,142

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 24, 2010

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share amounts)	2009	2008	2007

Revenue	$569,949	$607,659	$1,016,460
Costs, expenses and other loss (income):
Land and housing	494,989	532,164	832,596
Impairment of inventory and investment in Unconsolidated LLCs	55,421	153,300	148,377
General and administrative	59,170	77,458	93,049
Selling	43,950	54,219	77,971
Interest	8,467	11,197	15,343
Other loss (income)	941	(5,555)	-
Total costs, expenses and other income	662,938	822,783	1,167,336

Loss from continuing operations before income taxes	(92,989)	(215,124)	(150,876)

(Benefit) provision for income taxes	(30,880)	30,291	(58,396)

Loss from continuing operations	(62,109)	(245,415)	(92,480)

Discontinued operation, net of tax	-	(33)	(35,646)

Net loss	(62,109)	(245,448)	(128,126)

Preferred dividends	-	4,875	7,313

Net loss to common shareholders	$(62,109)	$(250,323)	$(135,439)

Loss per common share:
Basic:
Continuing operations	$(3.71)	$(17.86)	$(7.14)
Discontinued operation	-	-	(2.55)
Basic loss	$(3.71)	$(17.86)	$(9.69)
Diluted:
Continuing operations	$(3.71)	$(17.86)	$(7.14)
Discontinued operation	-	-	(2.55)
Diluted loss	$(3.71)	$(17.86)	$(9.69)

Weighted average shares outstanding:
Basic	16,730	14,016	13,977
Diluted	16,730	14,016	13,977

Dividends per common share	$-	$0.05	$0.10

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2009	2008

ASSETS:
Cash	$109,930	$32,518
Restricted cash	22,302	6,658
Mortgage loans held for sale	34,978	37,772
Inventory	420,289	516,029
Property and equipment - net	18,998	27,732
Investment in Unconsolidated limited liability companies	10,299	13,130
Income tax receivable	30,135	39,456
Other assets	16,897	19,993
TOTAL ASSETS	$663,828	$693,288

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$38,262	$27,542
Customer deposits	3,831	3,506
Other liabilities	56,426	62,049
Community development district obligations	8,204	11,035
Obligation for consolidated inventory not owned	616	5,549
Note payable bank – financial services operations	24,142	35,078
Notes payable - other	6,160	16,300
Senior notes – net of discount of $576 and $832, respectively, at December 31, 2009 and 2008	199,424	199,168
TOTAL LIABILITIES	337,065	360,227

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares – $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares – $.01 par value; authorized 38,000,000 shares; issued 22,101,723 and 17,626,123	221	176
shares, respectively, at December 31, 2009 and 2008
Additional paid-in capital	137,492	82,146
Retained earnings	163,847	225,956
Treasury shares – at cost – 3,580,987 and 3,602,141 shares, respectively, at December 31, 2009 and 2008	(71,122)	(71,542)
TOTAL SHAREHOLDERS’ EQUITY	326,763	333,061
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$663,828	$693,288

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares		Additional			Total
(Dollars in thousands, except per	Shares		Shares		Paid-In	Retained	Treasury	Shareholders’
share amounts)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2006	-	$-	13,920,748	$176	$76,282	$614,186	$(73,592)	$617,052
Net loss	-	-	-	-	-	(128,126)	-	(128,126)
Preferred shares issued, net of
issuance costs of $3,675	4,000	96,325	-	-	-	-	-	96,325
Dividends on preferred shares,
$609,375 per share	-	-	-	-	-	(7,313)	-	(7,313)
Dividends on common shares,
$0.10 per share	-	-	-	-	-	(1,408)	-	(1,408)
Income tax benefit from stock
options and deferred
compensation distributions	-	-	-	-	72	-	-	72
Stock options exercised	-	-	37,400	-	62	-	742	804
Restricted shares issued, net of
forfeitures	-	-	3,001	-	(60)	-	60	-
Share-based compensation
expense	-	-	-	-	3,167	-	-	3,167
Deferral of executive and
director compensation	-	-	-	-	772	-	-	772
Executive and director deferred
compensation distributions	-	-	43,641	-	(867)	-	867	-
Balance at December 31, 2007	4,000	$96,325	14,004,790	$176	$79,428	$477,339	$(71,923)	$581,345
Net loss	-	-	-	-	-	(245,448)	-	(245,448)
Dividends on preferred shares,
$1,218.75 per share	-	-	-	-	-	(4,875)	-	(4,875)
Dividends on common shares,
$0.05 per share	-	-	-	-	-	(1,060)	-	(1,060)
Income tax benefit from stock
options and deferred
compensation distributions	-	-	-	-	(97)	-	-	(97)
Stock options exercised – net of
restricted stock forfeitures	-	-	5,527	-	(35)	-	110	75
Share-based compensation
expense	-	-	-	-	2,983	-	-	2,983
Deferral of executive and
director compensation	-	-	-	-	138	-	-	138
Executive and director deferred
compensation distributions	-	-	13,665	-	(271)	-	271	-
Balance at December 31, 2008	4,000	$96,325	14,023,982	$176	$82,146	$225,956	$(71,542)	$333,061
Net loss	-	-	-	-	-	(62,109)	-	(62,109)
Common stock issuance	-	-	4,475,600	45	52,523	-	-	52,568
Income tax benefit from stock
options and deferred
compensation distributions	-	-	-	-	(101)	-	-	(101)
Stock options exercised	-	-	10,500	-	(139)	-	209	70
Stock-based compensation
expense	-	-	-	-	3,111	-	-	3,111
Deferral of executive and
director compensation	-	-	-	-	163	-	-	163
Executive and director deferred
compensation distributions	-	-	10,654	-	(211)	-	211	-
Balance at December 31, 2009	4,000	$96,325	18,520,736	$221	$137,492	$163,847	$(71,122)	$326,763

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	2009	2008	2007
OPERATING ACTIVITIES:
Net loss	$(62,109)	$(245,448)	$(128,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	49,346	134,160	196,952
Impairment of investment in Unconsolidated limited liability companies	7,731	24,452	13,125
Impairment of goodwill and intangible assets	-	-	5,175
Impairment of property and equipment	-	3,283	-
Mortgage loan originations	(420,761)	(382,992)	(586,520)
Proceeds from the sale of mortgage loans	420,943	405,107	586,846
Fair value adjustment of mortgage loans held for sale	2,612	(2,395)	487
Net loss (gain) from property disposals	951	(5,524)	373
Bad debt expense	2,523	1,255	-
Depreciation	5,244	6,197	5,912
Amortization of intangibles, debt discount and debt issue costs	2,627	1,557	2,081
Stock-based compensation expense	3,111	2,983	3,167
Deferred income tax benefit	(8,220)	(40,740)	(28,144)
Deferred tax asset valuation allowance	8,220	108,607	-
Income tax receivable (payable)	9,321	14,211	(53,667)
Excess tax expense (benefit) from stock-based payment arrangements	101	97	(72)
Equity in undistributed loss of limited liability companies	14	431	892
Write-off of unamortized debt discount and financing costs	554	1,059	534
Change in assets and liabilities:
Cash held in escrow	3,511	14,597	37,720
Inventory	37,221	161,087	180,517
Other assets	(34)	8,695	(930)
Accounts payable	10,720	(42,882)	(10,776)
Customer deposits	325	(4,798)	(11,110)
Accrued compensation	(2,169)	(2,848)	(12,257)
Other liabilities	(3,301)	(11,276)	32
Net cash provided by operating activities	68,481	148,875	202,211
INVESTING ACTIVITIES:
Restricted cash	(19,155)	-	-
Purchase of property and equipment	(4,008)	(3,947)	(4,461)
Proceeds from the sale of property	7,878	9,454	-
Investment in Unconsolidated limited liability companies	(5,003)	(5,196)	(9,978)
Return of investment from Unconsolidated limited liability companies	809	431	578
Net cash (used in) provided by investing activities	(19,479)	742	(13,861)
FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(10,936)	(110,465)	(284,500)
Principal repayments of mortgage notes payable and community development
district bond obligations	(10,782)	(331)	(509)
Net proceeds from issuance of common stock	52,568	-	-
Proceeds from preferred shares issuance – net of issuance costs of $3,675	-	-	96,325
Debt issue costs	(2,318)	(1,063)	(847)
Payments on capital lease obligations	(91)	(789)	(984)
Dividends paid	-	(5,935)	(8,721)
Proceeds from exercise of stock options	70	75	804
Excess tax (benefit) expense from stock-based payment arrangements	(101)	(97)	72
Net cash provided by (used in) financing activities	28,410	(118,605)	(198,360)
Net increase (decrease) in cash	77,412	31,012	(10,010)
Cash balance at beginning of year	32,518	1,506	11,516
Cash balance at end of year	$109,930	$32,518	$1,506
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$5,541	$3,455	$16,272
Income taxes	$201	$525	$10,246
NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(2,189)	$(1,304)	$(6,899)
Consolidated inventory not owned	$(4,933)	$(1,884)	$2,407
Capital lease obligations	$-	$-	$(1,457)
Distribution of single-family lots from Unconsolidated limited liability companies	$(22)	$9,969	$7,912
Non-monetary exchange of fixed assets	$-	$13,000	$-
Contribution of property to Unconsolidated limited liability companies	$-	$-	$958
Deferral of executive and director compensation	$163	$138	$772
Executive and director deferred stock distributions	$211	$271	$867

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  The Company designs, sells and builds single-family homes on finished lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into finished lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across three geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore, they have been aggregated into three reportable homebuilding segments: Midwest homebuilding, Florida homebuilding and Mid-Atlantic homebuilding.

The Company conducts mortgage financing activities through its wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), which originates mortgage loans for purchasers of the Company’s homes.  The loans and the servicing rights are sold to outside mortgage lenders.  The Company and M/I Financial also operate wholly- and majority-owned subsidiaries that provide title services to purchasers of the Company’s homes.  Our mortgage banking and title service activities have similar economic characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of M/I Homes, Inc. and its subsidiaries, as well as a certain variable interest entity (“VIE”) in which the Company has been deemed the primary beneficiary.

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

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.  As of December 31, 2009 and 2008, the majority of cash was held in one bank.

Restricted Cash. Restricted cash consists of homebuilding cash the Company had designated as collateral at December 31, 2009 in accordance with the four secured Letter of Credit Facilities (“LOC Facilities”) that the Company entered into in 2009.  See Note 4 for further details surrounding restricted cash relating to the LOC Facilities.  Restricted Cash also consists of cash held in escrow, which represents cash relating to homes closed at year-end that were not yet funded to the Company as of December 31st due to timing, and cash that was deposited in an escrow account at the time of closing on homes to homebuyers which will be released to the Company when the related work is completed on each home, which generally occurs within six months of closing on the home.

Mortgage Loans Held for Sale.  Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors within two to three weeks of origination.  Refer to the Revenue Recognition policy described below for additional discussion.

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

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.  In addition, due to the fact that the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, it does not anticipate unexpected changes in market conditions that may lead the Company to incur additional impairment charges in the future.

Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest is as follows:

	Year Ended December 31,
	2009	2008	2007
Capitalized interest, beginning of year	$25,838	$29,212	$29,492
Interest capitalized to inventory	9,552	9,593	18,118
Capitalized interest charged to cost of sales	(11,720)	(12,967)	(18,398)
Capitalized interest, end of year	$23,670	$25,838	$29,212

Interest incurred – continuing operations	$18,019	$20,790	$33,461

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

Investment in Unconsolidated Limited Liability Companies.  The Company invests in entities that acquire and develop land for distribution to us in connection with our homebuilding operations.  In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities because they have sufficient equity to finance their operations.  We must use our judgment to determine if we have substantive control of these entities.  If we were to determine that we have substantive control, we would be required to consolidate the entity.  Factors considered in determining whether we have substantive control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement.  In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the variable interest entity.  We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control to be critical accounting policies due to the judgment required.  Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

The Company evaluates its investment in unconsolidated limited liability companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.

Property and Equipment. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
	2009	2008
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	24,524	21,542
Transportation and construction equipment	404	10,015
Property and equipment	36,751	43,380
Accumulated depreciation	(17,753)	(15,648)
Property and equipment, net	$18,998	$27,732

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was $3.9 million, $4.7 million and $4.6 million in 2009, 2008 and 2007, respectively.

Property and equipment held for sale includes property and equipment that meets all of the following six criteria:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  The Company records property and equipment held for sale at the lower of its carrying value or fair value less costs to sell.

In 2008, the Company exchanged its airplane for an airplane of lesser value plus $9.5 million of cash consideration.  The transaction was with an unrelated party.  The transaction was accounted for as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended.  A gain of $5.6 million was recorded in Other (loss) income on the Company’s Consolidated Statements of Operations.  At the end of 2008, the Company obtained an estimate from an aircraft sale and acquisition company to determine the airplane’s fair value less costs to sell.  Based on this estimate, it was determined that the plane was impaired and a $3.3 million impairment charge was recorded.  At December 31, 2008, the airplane had a market value of $8.9 million, and was classified as held for sale within Property and equipment on the Consolidated Balance Sheets as the Company anticipated selling it in 2009.

During the first quarter of 2009, the Company sold the airplane for $8.0 million.  The transaction was with an unrelated party.  The sale resulted in a loss of $0.9 million that is included in Other (loss) income on the Company’s Consolidated Statements of Operations.

Other Assets.  Other assets includes certificates of deposit of $0.3 million and $0.2 million at December 31, 2009 and 2008, respectively, which have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use.  The certificates of deposit will be released when there is a 95% loan-to-value on the related loans and there have been no late payments by the mortgagor in the last twelve months.  Other assets also includes non-trade receivables, notes receivable, deposits and prepaid expenses.

Other Liabilities.  Other liabilities includes taxes payable, accrued compensation, accrued self-insurance costs, accrued warranty expenses, and various other miscellaneous accrued expenses.

Guarantees and Indemnities.  Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guarantees of the completion of land development, and minimum net worth guarantees of M/I Financial.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Segment Information.  Our reportable business segments consist of Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding, and financial services.  Our homebuilding operations derive a majority of their revenue from constructing single-family homes in nine markets in the United States.  Our operations in the nine markets each individually represent an operating segment.  Due to similar economic characteristics within the homebuilding operations, the Company has aggregated the operating segments into three regions that represent the reportable homebuilding segments.  The financial services segment generates revenue by originating and selling mortgages, and by collecting fees for title and insurance services.

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, and an adequate initial and continuing investment by the homebuyer is received or when the loan has been sold to a third-party investor.  Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under Federal Housing Administration (“FHA”) or Veterans Administration (“VA”) government-insured programs are recorded in the financial statements on the date of closing.

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

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and related servicing rights are sold to third party investors.  The revenue recognized is reduced by the fair value of the related guarantee provided to the investor.  The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee.  Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination.  We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed.  All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty –effective for homes closed after September 30, 2007;
•	30-year transferable structural warranty – effective for homes closed after April 24, 1998; and
•	20-year transferable structural warranty – effective for homes closed between September 1, 1989 and April 24, 1998.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation, and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2009, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per claim per year.  Our self-insurance limit for workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and $30.0 million in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $15.5 million, $0.9 million and $3.8 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2009, 2008 and 2007.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Amortization of Debt Issuance Costs.  The costs incurred in connection with the issuance of debt are being amortized over the terms of the related debt.  Unamortized debt issue costs of $2.4 million and $3.1 million are included in Other assets on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

Advertising and Research and Development.  The Company expenses advertising, and research and development costs as incurred.  The Company expensed $5.3 million, $7.7 million and $11.1 million in 2009, 2008 and 2007, respectively, for advertising expenses.  The Company expensed $1.8 million, $1.7 million and $2.5 million in 2009, 2008 and 2007, respectively, for research and development expenses.

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments.  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), use of best-efforts whole loan delivery commitments, and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives.  In determining the fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  The fair value includes the price that the loan is expected to be sold for, along with the value of servicing release premiums.  Subsequent to inception, M/I Financial estimates an updated fair value, which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates, which fluctuate based on the rate of the IRLC in relation to current rates.  Gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  The IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

Earnings Per Share.  Basic loss per share for the twelve months ended December 31, 2009 and 2008 is computed based on the weighted average common shares outstanding during each period.  Diluted loss per share is computed based on the weighted average common shares outstanding, along with the stock options, equity units and stock units described in Note 2 (collectively, “stock equivalent awards”) deemed outstanding during the period, plus the weighted average common shares that would be outstanding assuming the conversion of stock equivalent awards, excluding the impact of such conversions if they are anti-dilutive or would decrease the reported diluted loss per share.  The number of anti-dilutive options that require exclusion from the computation of loss per share is summarized in the table below.  There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share.

Year Ended December 31,
(In thousands, except per share amounts)	2009			2008			2007
	Loss	Shares	EPS	Loss	Shares	EPS	Income	Shares	EPS
Basic loss from continuing
operations	$(62,109)			$(245,415)			$(92,480)
Less: preferred stock dividends	-			4,875			7,313
Loss to common
shareholders from continuing
operations	$(62,109)	16,730	$(3.71)	$(250,290)	14,016	$(17.86)	$(99,793)	13,977	$(7.14)

Effect of dilutive securities:
Stock options awards		-			-			-
Deferred compensation awards		-			-			-
Diluted loss
to common shareholders from
continuing operations	$(62,109)	16,730	$(3.71)	$(250,290)	14,016	$(17.86)	$(99,793)	13,977	$(7.14)

Anti-dilutive stock equivalent awards
not included in the calculation
of diluted loss per share		1,723			1,386			1,159

Profit Sharing.  The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s Board of Directors and totaled $0.3 million for both the years ended December 31, 2009 and 2008, and $0.2 million for the year ended December 31, 2007.

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

Stock-Based Compensation.  We record stock-based compensation by recognizing compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the option.  In addition, when we first issue share-based awards, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We evaluate this based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are in a four-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of December 31, 2009, the Company had a total valuation allowance of $117.1 million recorded.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  In 2010, we do not expect to record any additional tax benefits as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of December 31, 2009 and 2008, there were $30.1 million and $39.5 million, respectively of income tax receivable.

Impact of New Accounting Standards.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE.  The new guidance significantly changes the consolidation rules for VIEs, including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements.  The guidance is applicable to all new and existing VIEs.  This new accounting guidance is effective for interim and annual reporting periods beginning after November 15, 2009.  We have not completed our evaluation of the impact of this standard, but do not expect it to have a material impact on our financial statements.

In June 2009, the FASB issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”).  The Codification became the single official source of authoritative, nongovernmental U.S. GAAP.  The Codification did not change GAAP, but reorganizes the literature.  The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

NOTE 2.   Stock-Based Compensation

The Company has one plan that allows for the granting of stock options, performance stock options, and stock appreciation rights, and awarding of restricted common stock to certain key officers, employees and directors.

Stock Incentive Plan

On May 5, 2009, The Company’s shareholders approved the adoption of the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”).  The 2009 LTIP, which replaces the M/I Homes, Inc. 1993 Stock Incentive Plan as Amended (the “Stock Incentive Plan”), which expired on April 23, 2009, includes (1) nonqualified stock options to purchase common shares; (2) incentive stock options to purchase common shares; (3) stock appreciation rights; (4) restricted common shares; (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares; and (6) cash-based awards.

Stock options are granted at the market price of the Company’s common shares at the close of business on the date of grant.  Options awarded generally vest 20% annually over five years and expire after ten years, with vesting accelerated upon the employee’s death or disability or upon a change of control of the Company.  Shares issued upon option exercise are from treasury shares.  As of December 31, 2009, 3,001 restricted common shares had been granted under the Stock Incentive Plan.  The restricted common shares vest 33 1/3% over three years, beginning in the year of grant.

Following is a summary of stock option activity for the year ended December 31, 2009, relating to the stock options awarded under the Stock Incentive Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2008	1,191,200	$32.98	7.05	$ 41
Granted	501,904	7.85
Exercised	(10,500)	6.69
Forfeited	(58,561)	24.63
Options outstanding at December 31, 2009	1,624,043	$25.69	7.01	$1,237

Options vested or expected to vest at December 31, 2009	1,552,343	$24.82	6.96	$1,181

Options exercisable at December 31, 2009	882,902	$35.10	5.74	$ 117

(a)	Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, less than $0.1 million and $0.4 million, respectively.

The fair value of our five-year service stock options granted during the years ended December 31, 2009, 2008 and 2007 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2009	2008	2007
Expected dividend yield	0.00%	0.40%	0.25%
Risk-free interest rate	1.99%	2.71%	4.80%
Expected volatility	44.66%	41.98%	33.9%
Expected term (in years)	6.0	6.2	5.0
Weighted average grant date fair value of options granted during the period	$ 3.54	$7.61	$12.60

The fair value of our two-year bonus stock options granted during the year ended December 31, 2009 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

Year Ended December 31, 2009
Expected dividend yield	0.00%
Risk-free interest rate	1.99%
Expected volatility	45.70%
Expected term (in years)	5.0
Weighted average grant date fair value of options granted during the period	$ 3.30

The fair value of our three-year stock options granted during the years ended December 31, 2009, 2008 and 2007 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2009	2008	2007
Expected dividend yield	-	-	0.25%
Risk-free interest rate	-	-	4.84%
Expected volatility	-	-	31.9%
Expected term (in years)	-	-	3.0
Weighted average grant date fair value of options granted during the period	-	-	$9.19

Following is a summary of restricted share activity for the year ended December 31, 2009, relating to the restricted shares awarded under the Stock Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at December 31, 2008	1,830	$33.86
Granted	-	-
Vested	(915)	33.86
Forfeited	-	-
Nonvested restricted shares at December 31, 2009	915	$33.86

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

Total compensation expense that has been charged against income relating to the Stock Incentive Plan was $3.1 million, $3.0 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, there was a total of $3.8 million and $0.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 1.8 years and 1.0 years for the service awards and bonus awards, respectively.  There were no excess tax benefits from stock-based payment arrangements for the years ended December 31, 2009 and 2008.  For the year ended December 31, 2007, the Company’s excess tax benefits from stock-based payment arrangements were $0.1 million.

On May 5, 2009, The Company’s Board of Directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan will remain in effect in accordance with their respective terms.  At December 31, 2009, there were 23,000 units outstanding under the Director Equity Plan with a value of $0.6 million.

In August 2009, the Company awarded 6,000 stock units under the 2009 LTIP.  One stock unit is the equivalent of one common share.  Stock units and the related dividends will be converted to common shares upon termination of service as a director.  These stock units vest immediately; therefore, compensation expense relating to the stock units issued in August 2009 was recognized entirely on the grant date.  The amount of expense per stock unit was equal to the $13.66 closing price of the Company’s common shares on the date of grant, resulting in expense totaling approximately $82,000 for the year ended December 31, 2009.  In 2008, the Company awarded 6,000 stock units under the Director Equity Plan, resulting in expense totaling $0.1 million for the year ended December 31, 2008.  In 2007, the Company awarded 6,000 stock units under the Director Equity Plan, resulting in expense totaling $0.2 million for the year ended December 31, 2007.

Deferred Compensation Plans

As of December 31, 2009, the Company also has an Executive Plan and a Director Plan (together the “Plans”), which provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares.  Compensation expense deferred into the Plans totaled $0.2 million, $0.1 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.   The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.4 million, $0.6 million and $1.4 million, respectively, during the years ended December 31, 2009, 2008 and 2007.  As of December 31, 2009, there were a total of 102,339 equity units with a value of $2.2 million, outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2009, based on the closing price of the underlying common shares, was approximately $1.1 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.1 million as of December 31, 2009.  Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

NOTE 3.  Inventory

A summary of the Company’s inventory as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
Single-family lots, land and land development costs	$232,127	$333,651
Land held for sale	4,300	2,804
Homes under construction	158,998	150,949
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2009 - $3,069;
December 31, 2008 - $2,130)	14,726	12,928
Community development district infrastructure	8,186	10,376
Land purchase deposits	1,336	1,070
Consolidated inventory not owned	616	4,251
Total inventory	$420,289	$516,029

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

Homes under construction include homes that are finished and ready for delivery, and homes in various stages of construction.  As of December 31, 2009 and December 31, 2008, we had 545 homes (valued at $59.4 million) and 431 homes (valued at $69.6 million), respectively, included in homes under construction that were not subject to a sales contract.

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

NOTE 4.  Cash and Restricted Cash

The table below is a summary of our cash balances at December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Homebuilding	$96,464	$13,905
Financial services	13,466	18,613
Unrestricted cash	109,930	32,518
Restricted cash	22,302	6,658
Total cash	$132,232	$39,176

Restricted cash primarily consists of homebuilding cash the Company had designated as collateral at December 31, 2009 in accordance with the LOC Facilities that the Company entered into in 2009.  Restricted cash also includes cash held in escrow of $3.1 million and $6.7 million at December 31, 2009 and 2008, respectively.

NOTE 5.   Fair Value Measurements

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

Assets Measured on a Recurring Basis

The Company measures both mortgage loans held for sale and IRLCs at fair value.  Fair value measurement results in a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them.

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

The fair value is based on published prices for mortgage-backed securities with similar characteristics, and the buyup fees received or buydown fees to be paid upon securitization of the loan. The buyup and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and experience.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $2.6 million and $21.2 million at December 31, 2009 and December 31, 2008, respectively.  At December 31, 2009, the fair value of the committed IRLCs resulted in a liability of $0.1 million, and the related best-efforts contracts resulted in an asset of $0.1 million.  At December 31, 2008, the fair value of the committed IRLCs resulted in a liability of $0.1 million, and the related best-efforts contracts resulted in a liability of less than $0.1 million.  For the years ended December 31, 2009, 2008 and 2007, we recognized income of $0.1 million, $0.1 million of expense, and less than $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At December 31, 2009 and December 31, 2008, the notional amount of the uncommitted IRLCs was $42.3 million and $25.4 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in a liability of less than $0.1 million and an asset of $0.8 million at December 31, 2009 and December 31, 2008, respectively.  For the years ended December 31, 2009, 2008 and 2007, we recognized $0.8 million of expense, and income of $0.6 million and $0.2 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: FMBSs are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At December 31, 2009 and December 31, 2008, the notional amount under these FMBSs was $43.0 million and $14.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.7 million and a liability of $0.2 million at December 31, 2009 and 2008, respectively.  For the years ended December 31, 2009, 2008 and 2007, we recognized income of $0.9 million and less than $0.1 million, and $0.3 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $27.7 million and $13.6 million at December 31, 2009 and December 31, 2008, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.8 million at December 31, 2009 and a net asset of $0.2 million at December 31, 2008.  For the years ended December 31, 2009, 2008 and 2007, we recognized $1.0 million of expense, and income of $0.2 million and less than $0.1 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $8.0 million and $8.6 million at December 31, 2009 and $23.0 million and $23.1 million, respectively, at December 31, 2008.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of December 31, 2009 and December 31, 2008, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.1 million and a liability of $0.9 million, respectively.  For the year ended December 31, 2009, we recognized income of $1.0 million, and for both the years ended December 31, 2008 and 2007, we recognized $0.5 million of expense relating to marking these FMBSs to market.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2009:

	Fair Value	Quoted Prices in Active		Significant
	Measurements	Markets for Identical	Significant Other	Unobservable
Description of Financial Instrument	December 31,	Assets	Observable Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$(1,148)	$ -	$(1,148)	$ -
Forward sales of mortgage-backed securities	833	-	833	-
Interest rate lock commitments	(145)	-	(145)	-
Best-efforts contracts	308	-	308	-
Total	$ (152)	$ -	$ (152)	$ -

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2008:

	Fair Value	Quoted Prices in Active		Significant
	Measurements	Markets for Identical	Significant Other	Unobservable
Description of Financial Instrument	December 31,	Assets	Observable Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale	$ 1,464	$ -	$ 1,464	$ -
Forward sales of mortgage-backed securities	(1,104)	-	(1,104)	-
Interest rate lock commitments	638	-	638	-
Best-efforts contracts	73	-	73	-
Total	$ 1,071	$ -	$ 1,071	$ -

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.  In addition, we also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.  In addition, due to the fact that the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, it does not anticipate unexpected changes in market conditions that may lead the Company to incur additional impairment charges in the future.

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

Operating Communities:  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographies and are largely dependent on local market conditions.  Some of the most critical assumptions in the Company’s cash flow model are projected absorption pace for home sales, sales prices and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow model, the Company analyzes historical absorption pace in the community as well as other communities in the geographical area.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates and availability of competing product in the geographic area where a community is located.  When analyzing the Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters as well as forecasted population demographics, unemployment rates and availability of competing product.

In order to determine the assumed sales prices included in its cash flow models, the Company analyzes the historical sales prices realized on homes it delivered in the community and other communities in the geographic area as well as the sales prices included in its current backlog for such communities.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located.  When analyzing its historical sales prices and corresponding market studies, the Company also places greater emphasis on more current metrics and trends.  Ultimately, upon this analysis, the Company sets a current sales price for each house type in the community, using the aforementioned information, which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then uses the average of these “published” sales prices in its cash flow model.

In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure.  With respect to overhead included in the cash flow model, the Company uses forecasted rates included in the Company’s annual budget for the overall market area adjusted for actual experience that is materially different than budgeted rates.

Future Communities:  For raw land or land under development that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

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

Land Held for Sale:  Land held for sale includes land that meets all of the following six criteria:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  In performing impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.  If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

Investment In Unconsolidated Limited Liability Companies: The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC.  As of December 31, 2009, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the year ended December 31, 2009:

Description of Asset or Liability (in thousands)	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (a)
Inventory (b)	$75,523	$ -	$ -	$75,523	$42,693
Investment in Unconsolidated LLCs (c)	7,660	$ -	$ -	7,660	7,731
Total fair value measurements	$83,183	$ -	$ -	$83,183	$50,424

(a)	Represents total losses recorded during the year ended December 31, 2009.

(b)
Inventory, with a carrying value of $118.2 million was written down to fair value of $75.5 million, resulting in an impairment charge of $42.7 million, which was included in impairment of inventory and investment in Unconsolidated LLCs in the Company’s Consolidated Statement of Operations for year ended December 31, 2009.  There were additional impairment charges of $5.0 million related to homes closed during the year ended December 31, 2009, and therefore are not included in the carrying value.

(c)
Investments in Unconsolidated LLCs with an aggregate carrying value of $15.4 million were written down to their fair value of $7.7 million, resulting in an impairment charge of $7.7 million, which is included in impairment of inventory and investment in Unconsolidated LLCs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009.

NOTE 6.  Risk Management and Derivatives

As described in Note 5 above, in the normal course of business, our financial services segment is exposed to interest rate risk, and the Company uses derivatives to help manage this risk.

To meet the financing needs of our home-buying customers, M/I Financial is party to IRLCs, which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments.  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of FMBSs, use of best-efforts whole loan delivery commitments, and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives.

Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  The IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives, and are accounted for at fair value, with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

All derivatives are recognized on the balance sheet at their fair value.  The total notional amount of the Company’s derivatives as of December 31, 2009 was $126.1 million.  Refer to Note 5 above for further discussion surrounding our derivative instruments.

	Asset Derivatives At December 31, 2009		Liability Derivatives At December 31, 2009
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other Assets	$ 833	Other Liabilities	$ -
Interest rate lock commitments	Other Assets	-	Other Liabilities	145
Best-efforts contracts	Other Assets	308	Other Liabilities	-
Total fair value measurements		$1,141		$145

Amount of gain (loss) recognized on derivatives for the year ended December 31, 2009:

Description of Derivatives	Year Ended December 31, 2009 (in thousands)	Location of Gain (Loss) Recognized on Derivatives
Forward sales of mortgage-backed securities	$1,937	Financial Services Revenue
Interest rate lock commitments	(783)	Financial Services Revenue
Best-efforts contracts	235	Financial Services Revenue
Total gain (loss) recognized on derivatives	$1,389

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

Land held for sale.  Land held for sale includes land that meets the six criteria discussed above in Note 5.  The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  Fair value is determined based on the expected third party sale proceeds.

Investments in Unconsolidated limited liability companies.  The Company assesses investments in Unconsolidated LLCs for impairment on a quarterly basis.  When evaluating the Unconsolidated LLCs, if the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value.  The Company’s Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 9.

As of December 31, 2009, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums.

A summary of the Company’s valuation adjustments and write-offs for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Impairment of operating communities:
Midwest	$10,262	$44,358	$6,600
Florida	6,702	14,771	22,985
Mid-Atlantic	7,708	30,225	33,691
Total impairment of operating communities (a)	$24,672	$89,354	$63,276
Impairment of future communities:
Midwest	$6,892	$1,524	$1,527
Florida	8,405	4,380	12,619
Mid-Atlantic	2,180	-	6,923
Total impairment of future communities (a)	$17,477	$5,904	$21,069
Impairment of land held for sale:
Midwest	$2,016	$8,727	$-
Florida	1,883	24,554	37,701
Mid-Atlantic	1,642	309	13,206
Total impairment of land held for sale (a)	$5,541	$33,590	$50,907
Option deposits and pre-acquisition costs write-offs:
Midwest	$569	$311	$676
Florida (b)	20	162	1,840
Mid-Atlantic	1,067	4,839	1,096
Total option deposits and pre-acquisition costs write-offs (c)	$1,656	$5,312	$3,612
Impairment of investments in Unconsolidated LLCs:
Midwest	$616	$1,413	$-
Florida	7,115	23,039	13,125
Mid-Atlantic	-	-	-
Total impairment of investments in Unconsolidated LLCs (a)	$7,731	$24,452	$13,125

Total impairments and write-offs of option deposits and
pre-acquisition costs (d)	$57,077	$158,612	$151,989

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated limited liability companies in the Company’s Consolidated Statements of Operations.

(b)
Includes the Company’s $0.8 million share of the write-off of an option deposit in 2007 that is included in Equity in undistributed loss of limited liability companies in the Company’s Consolidated Statements of Cash Flows.

(c)	Amounts are recorded within General and administrative expenses in the Company’s Consolidated Statements of Operations.

(d)	Total impairment excludes impairment of our West Palm Beach, Florida division of $58.9 million for the year ended December 31, 2007, which is included in discontinued operation.

NOTE 8.  Transactions with Related Parties

During 2007, the Company sold land for approximately $0.8 million to an entity owned by an employee of the Company.  This transaction was ratified by the independent members of the Board of Directors.  There was no land sold in 2008 or 2009 to related parties.

The Company had receivables totaling $0.7 million at December 31, 2009 and 2008 due from executive officers, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.  The receivables are recorded in Other assets on the Consolidated Balance Sheets.

NOTE 9.  Investment in Unconsolidated Limited Liability Companies

At December 31, 2009, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company.  These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  The Company’s maximum exposure related to its investment in these entities as of December 31, 2009 is the amount invested of $10.3 million plus letters of credit and bonds totaling $0.3 million.  Included in the Company’s investment in Unconsolidated LLCs at December 31, 2009 and 2008 are $0.8 million and $0.6 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.  The Company received distributions of developed lots at cost totaling $10.0 million and $7.9 million in  2008 and 2007, respectively.  The Company did not receive any distributions of developed lots in 2009.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

Summarized condensed combined financial information for the Unconsolidated LLCs that are included in the homebuilding segments as of December 31, 2009 and 2008 and for years ended December 31, 2009, 2008 and 2007 is as follows:

Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2009	2008
Assets:
Single-family lots, land and land development costs	$35,534	$41,255
Other assets	276	1,829
Total assets	$35,810	$43,084
Liabilities and partners’ equity:
Liabilities:
Notes payable	$3,250	$11,678
Other liabilities	425	687
Total liabilities	3,675	12,365
Partners’ equity:
Company’s equity	10,299	13,130
Other equity	21,836	17,589
Total partners’ equity	32,135	30,719
Total liabilities and partners’ equity	$35,810	$43,084

Summarized Condensed Combined Statements of Operations:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Revenue	$77	$2,417	$1,081
Costs and expenses	97	16,143	2,713
Loss	$(20)	$(13,726)	$(1,632)

The Company’s total equity in the loss relating to the above homebuilding Unconsolidated LLCs was approximately less than $0.1 million, $0.1 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 10.  Guarantees and Indemnities

Warranty

The Company offers a limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty, on homes closed in or after 2007.  The Home Builder’s Limited Warranty covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) transferable limited warranty against major structural defects.  Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Warranty accruals, beginning of year	$9,518	$12,006	$14,095
Warranty expense on homes delivered during the period	4,904	4,791	7,709
Changes in estimates for pre-existing warranties	346	1,279	18
Settlements made during the period	(6,111)	(8,558)	(9,816)
Warranty accruals, end of year	$8,657	$9,518	$12,006

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $186.2 million and $64.4 million were covered under the above guarantees as of December 31, 2009 and 2008, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2009, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2009 or 2008, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $3.6 million and $2.8 million at December 31, 2009 and 2008, respectively.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.8 million and $1.5 million as of December 31, 2009 and 2008, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided an environmental indemnification to an unrelated third-party seller of land in connection with the Company’s purchase of that land.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $1.7 million and $1.9 million at December 31, 2009 and 2008, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principle amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

The Company's Credit Facility and Senior Notes are fully and unconditionally guaranteed jointly and severally by substantially all of the Company's wholly-owned subsidiaries.  The Company has no independent assets or operations, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

NOTE 11.  Commitments and Contingencies

At December 31, 2009, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 650 homes with an aggregate sales price of approximately $176.7 million.  Based on our current housing gross margin of 14.7%, excluding the charge for impairment of inventory, less variable selling costs of 3.9% of revenue, less payments to date on homes in backlog of $83.4 million, we estimate payments totaling approximately $74.2 million to be made in 2010 relating to those homes.  At December 31, 2009, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $81.9 million.  Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At December 31, 2009, the Company had outstanding approximately $58.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016.  Included in this total are: (1) $25.4 million of performance and maintenance bonds and $19.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.2 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $8.3 million of financial letters of credit, of which $2.6 million represent deposits on land and lot purchase agreements; and (3) $4.6 million of financial bonds.

During 2009, the Company identified approximately 90 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  The Company has accrued $12.2 million for their repair and we have charged $4.0 million against that accrual in 2009.

NOTE 12.  Legal Liabilities

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

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against M/I Homes, Inc., and certain other identified and unidentified manufacturers, builders, and suppliers of drywall.  The plaintiff alleges that the Company built his home with defective drywall, manufactured by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney’s fees.  The Company filed a responsive pleading on or about April 30, 2009.  The same homeowner and five others are named as plantiffs in an omnibus class action complaint filed in December 2009 arising from the same type claims.  The Company intends to vigorously defend against the claims.  Please refer to Note 11 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company’s net income for the periods in which the matters are resolved.  At December 31, 2009 and 2008, we had $2.4 million and $2.0 million, respectively, reserved for legal expenses.

NOTE 13.  Lease Commitments

Operating Leases.  The Company leases various office facilities, automobiles, model furnishings, and model homes under operating leases with remaining terms of one to nine years.  The Company sells model homes to investors with the express purpose of leasing the homes back as sales models for a specified period of time.  The Company records the sale of the home at the time of the home closing, and defers profit on the sale, which is subsequently recognized over the lease term.

At December 31, 2009, the future minimum rental commitments totaled $10.6 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2010 - $3.1 million; 2011 - $2.8 million; 2012 - $2.5 million; 2013 - $1.0 million; 2014 - $0.4 million; and $0.8 million thereafter.  The Company’s total rental expense was $6.5 million, $9.7 million, and $14.8 million for 2009, 2008 and 2007, respectively.

NOTE 14.  Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of December 31, 2009:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
7/15/2004	12/1/2022	6.00%	$ 4,166
7/15/2004	12/1/2036	6.25%	10,060
3/15/2007	5/1/2037	5.20%	6,880
Total CDD bond obligations issued and outstanding as of December 31, 2009			$21,106

The Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded an $8.2 million liability related to these CDD bond obligations as of December 31, 2009, along with the related inventory infrastructure.

NOTE 15.  Consolidated Inventory Not Owned and Related Obligation

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

The Company evaluated all land option contracts and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under one of the contracts.  As the primary beneficiary under this contract, the Company is required to consolidate the fair value of the variable interest entity.

As of December 31, 2009 and 2008, the Company had recorded $0.6 million and $4.3 million, respectively, within Inventory on the Consolidated Balance Sheets, representing the fair value of land under contract.  The corresponding liability has been classified as Obligation for consolidated inventory not owned on the Consolidated Balance Sheets.

NOTE 16.  Note Receivable

On December 22, 2006, in connection with the sale of certain property to a developer, the Company received a promissory note in the amount of $6.1 million bearing interest at 4.91% per annum, secured by the related property. Interest payments under the note were due semiannually, with the unpaid principal balance and any unpaid accrued interest due on December 1, 2009.  The developer is currently in default on this note, which has caused the Company to evaluate the fair value of this note receivable based on the value of the underlying security.  The Company has recorded a $3.8 million allowance against this note receivable within Other assets on the Consolidated Balance Sheets.

NOTE 17.  Debt

Notes Payable Banks and Other

In January 2009, we entered into the Third Amendment to The Second Amended and Restated Credit Agreement dated October 6, 2006 (the “Credit Facility”) to:  (1) reduce the Aggregate Commitment (as defined therein) from $250 million to $150 million, which is then reduced to $125 million, $100 million and $60 million if the Company’s consolidated tangible net worth falls below $250 million, $200 million and $150 million, respectively; (2) require secured borrowings based on a Secured Borrowing Base calculated as 100% of Secured  Borrowing Base Cash plus 40% of the aggregated Appraised Value of the Qualified Real Property, as defined therein; (3) redefine consolidated tangible net worth as equal to or exceeding (i) $100 million plus (ii) fifty percent (50%) of Consolidated Earnings

(without deduction for losses and excluding the effect of any decrease in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after December 31, 2008 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero; plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after December 31, 2008; (4) require the permitted leverage ratio not to exceed 2.00x; (5) increase the percentage of speculative units allowed based on the latest six and twelve month closings; (6) increase the limitations on joint venture investments and extensions of credit in connection with the sale of land; and (7) increase the pricing provisions.

At December 31, 2009, borrowing availability was $35.1 million in accordance with the borrowing base calculation, and there were $10.6 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $24.5 million.  The Company has pledged inventory assets totaling $112.8 million at December 31, 2009 to secure the outstanding letters of credit and any future borrowings under the Credit Facility.  The Company can create additional borrowing availability under the Credit Facility to the extent it collateralizes additional cash and/or inventory assets.  The borrowing availability can also be increased by increasing investments in assets currently pledged but this is offset by the collateral value of homes delivered that are within the pledged asset pool.  Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points or the one month Eurodollar Rate plus 100 basis points.  As of December 31, 2009, the Company was in compliance with all restrictive covenants of the Credit Facility.

The Credit Facility also places limitations on the amount of additional indebtedness that may be incurred by the Company, limitations on the investments that the Company may make, including joint ventures and advances to officers and employees, and limitations on the aggregate cost of certain types of inventory that the Company can hold at any one time.  The Company is required under the Credit Facility to maintain a certain amount of tangible net worth and, as of December 31, 2009, our tangible net worth exceeded the minimum tangible net worth required by this covenant by approximately $205.0 million.  As of December 31, 2009, the Company was in compliance with all restrictive covenants of the Credit Facility.

On April 29, 2009, M/I Financial entered into a new secured credit agreement, which was amended by the First Amendment to the secured credit agreement on September 23, 2009, and the Second Amendment on December 30, 2009 (“MIF Credit Agreement”).  This agreement replaced M/I Financial’s previous credit agreement that expired on May 21, 2009.

The MIF Credit Agreement provides M/I Financial with $30.0 million maximum borrowing availability.  The MIF Credit Agreement, which expires on May 15, 2010, is secured by certain mortgage loans.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  M/I Financial shall not permit its tangible net worth to be less than the sum of (1) $13.0 million, as of the end of any calendar month during the period beginning May 15, 2009 and ending November 30, 2009, and (2) $13.0 million plus (a) twenty-five percent (25%) of the greater of (i) net income of M/I Financial and its subsidiaries or (ii) zero, calculated separately for each fiscal year beginning with the fiscal year ending December 31, 2009.  M/I Financial shall not permit its adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to be less than the sum of (1) $11.0 million, as of the end of any calendar month during the period beginning May 15, 2009 and ending November 30, 2009, and (2) $11.0 million plus (a) twenty-five percent (25%) of the greater of (i) net income of M/I Financial and its subsidiaries or (ii) zero, calculated separately for each fiscal year beginning with the fiscal year ending on December 31, 2009.  M/I Financial shall not permit the ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of the greater of the floating LIBOR rate (LIBOR plus 400 basis points) or 5.25%.  As of December 31, 2009, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

In July 2009, the Company entered into the LOC Facilities with a borrowing capacity of $35 million and with maturities ranging from August 31, 2010 to August 31, 2011 for three of the LOC Facilities while the fourth LOC Facility remains in effect until the Company gives notice of termination.  As of December 31, 2009, we were in compliance with all restrictive covenants.  There are also cross defaults to the Credit Facility discussed above, as well as collateral requirements which the Company will cover solely with cash.  At December 31, 2009, there was $17.7 million outstanding under the LOC Facilities which was collateralized with $18.6 million of restricted cash.

As of December 31, 2009 and 2008, the Company had outstanding a building mortgage note payable in the principal amount of $6.2 million and $6.4 million, respectively, with a fixed interest rate of 8.117% and a maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2009 and 2008.

On April 4, 2008, the Company entered into a loan agreement with a financial institution which was collateralized by the Company’s aircraft which was exchanged in the first quarter of 2008.  This $10.2 million promissory note bore interest at LIBOR plus 2.25% and was due April 2015.  The balance of the note at December 31, 2008 was $9.9 million.  During 2009, the Company sold its airplane and used the proceeds from that sale to pay off the note payable associated with the airplane.

Senior Notes

As of December 31, 2009, we had $200 million of 6.875% senior notes outstanding (our "Senior Notes").  The notes are due April 2012 and are fully and unconditionally guaranteed jointly and severally by substantially all of the Company's wholly-owned subsidiaries.  The Credit Facility prohibits the early repurchase of our Senior Notes.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At December 31, 2009, our restricted payments basket was ($156.0) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.

Maturities with respect to the Company’s debt as of December 31, 2009 are as follows:

Debt Maturities
Year Ending December 31,	(In thousands)
2010	$24,142
2011	-
2012	200,000
2013	-
2014	-
Total	$224,142

NOTE 18.  Universal Shelf Registration

On May 19, 2009, we raised $52.6 million by issuing 4,475,600 shares of our common stock in a public offering, pursuant to the $250 million universal shelf registration filed by the Company with the Securities and Exchange Commission in August 2008.

As of December 31, 2009, $194.1 million remains available for future offerings under the $250 million universal shelf registration.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, equity and certain other securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.

NOTE 19.  Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 non-cumulative preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 Preferred Shares in the aggregate (the “Preferred Shares”).  The aggregate liquidation value of the Preferred Shares is $100 million.  There were no dividends paid in 2009.

As discussed in Note 17, the indenture governing our Senior Notes contains a provision that restricts the payment of dividends when the calculation of the “restricted payments basket,” as defined therein, falls below zero.  At December 31, 2009, the restricted payments basket was $(156.0) million and, therefore, we are currently restricted from making any further dividend payments on our Preferred Shares.  We will continue to be restricted from paying dividends until such time as the restricted payments basket has been restored or our Senior Notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

December 15, 2009 was the sixth dividend payment for which dividends on the Preferred Shares have not been paid.  As a result, the Board of Directors called a special meeting of the holders of the Preferred Shares (as represented by the depositary shares) for the purpose of nominating two persons to serve on the Board of Directors. On January 12, 2010, the Company held the special meeting of the holders of the Preferred Shares.  No Preferred Shares were represented in person or by properly executed proxy at the special meeting and, as a result, no persons were nominated to serve as directors.

NOTE 20.  Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Federal	$(27,647)	$26,448	$(48,955)
State and local	(3,233)	3,843	(9,441)
Total	$(30,880)	$30,291	$(58,396)

	Year Ended December 31,
(In thousands)	2009	2008	2007
Current	$(30,880)	$(37,576)	$(31,585)
Deferred	-	67,867	(26,811)
Total	$(30,880)	$30,291	$(58,396)

For the years ended December 31, 2009, 2008, and 2007, the Company’s effective tax rate was 33.2%, (14.1%), and 38.7%, respectively. The negative tax rate in 2008 is due primarily to the valuation allowance recorded on our deferred tax assets.  The American Jobs Creation Act of 2004 introduced a special 3% tax deduction under Internal Revenue Code Section 199, “Income Attributable to Domestic Production Activities.”  In 2007 and 2008, this item reduced the current federal income tax benefit as the carryback of the 2007 and 2008 federal taxable losses decreased the benefit originally claimed in the 2005 and 2006 federal tax returns.  Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Federal taxes at statutory rate	$(32,546)	$(75,312)	$(52,807)
State and local taxes – net of federal tax benefit	(2,101)	2,498	(6,137)
Change in unrecognized tax benefit	(1,294)	(1,469)	(641)
Manufacturing credit	(1,300)	(1,269)	1,519
Change in valuation allowance	8,220	108,608	250
Other	(1,859)	(2,765)	(580)
Total	$(30,880)	$30,291	$(58,396)

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

	Year Ended December 31,
(In thousands)	2009	2008	2007
Balance at January 1, 2009	$4,677	$6,146	$6,787
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	139	471	679
Reductions for tax positions of prior years	(506)	(827)	(1,320)
Settlements	(927)	(1,113)	-
Balance at December 31, 2009	$3,383	$4,677	$6,146

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The Company recognized $0.1 million in interest and penalty charges in 2009, $0.5 million in 2008 and $0.2 million in 2007.  The Company accrued $1.3 million and $2.0 million, respectively, for the payment of interest and the payment of penalties at December 31, 2009, and 2008.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months.  The possible decrease could result from the finalization of the Company’s various state income tax audits.  State income tax audits are primarily concerned with apportionment-related issues.  The estimated range of the reasonably possible decrease spans from a zero decrease to a decrease of $1.9 million related to lapse in statutes.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Warranty, insurance and other accruals	$12,187	$12,177
Inventory	55,303	61,493
State taxes	17	27
Net operating loss carryforward	48,775	35,893
Deferred charges	1,870	2,126
Total deferred tax assets	118,152	111,716
Deferred tax liabilities:
Depreciation	695	2,421
Prepaid expenses	379	437
Total deferred tax liabilities	1,074	2,858
Less valuation allowance	117,078	108,858
Net deferred tax asset	$-	$-

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are in a four-year cumulative pre-tax loss position during the years 2005 through 2009.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of December 31, 2009, the Company has recorded an additional valuation allowance of $8.2 million, for a total valuation allowance recorded of $117.1 million, against its deferred tax assets.  In 2010, we do not expect to record any additional tax benefits as the carryback has been exhausted.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At December 31, 2009, the Company had a Federal net operating loss (“NOL”) carryforward of approximately $37.1 million.  This Federal carryforward benefit will begin to expire in 2029.  The Company also had state NOL benefits of $11.7 million, with $6.5 million expiring between 2022 and 2027, and $5.2 million expiring between 2028 and 2033.

In November 2009, Congress passed new net operating loss carry-back legislation which extended the carryback period.  As a result of this new legislation, we expect to receive a refund of $25.9 million in the first quarter of 2010 as a result of the five-year carryback and a refund of $4.2 million in the fourth quarter of 2010 as a result of the 10-year carryback period available for certain of our 2009 losses.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2009 and 2008.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash, including restricted cash	$132,232	$132,232	$39,176	$39,176
Mortgage loans held for sale	34,978	34,978	37,772	37,772
Other assets	10,172	10,050	14,282	13,813
Notes receivable	5,584	5,584	5,000	5,356
Commitments to extend real estate loans	-	-	638	638
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	308	308	73	73
Forward sale of mortgage-backed securities	833	833	-	-
Liabilities:
Notes payable - banks	24,142	24,142	35,078	35,078
Mortgage notes payable	6,160	7,036	6,442	9,819
Notes payable - other	-	-	9,857	9,857
Senior Notes	199,424	187,750	199,168	105,000
Commitments to extend real estate loans	145	145	-	-
Forward sale of mortgage-backed securities	-	-	1,104	1,104
Other liabilities	51,851	51,851	54,183	54,183
Off-Balance Sheet Financial Instruments:
Letters of credit	-	693	-	727

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2009 and 2008:

Cash, Restricted Cash and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Notes Payable - Other and Senior Notes.  The fair value of these financial instruments was determined based upon market quotes at December 31, 2009 and 2008.  The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation.  The inputs were adjusted to account for the condition of the asset or liability.

Other Assets and Notes Receivable.  The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts.

Notes Payable - Banks.  The interest rate currently available to the Company fluctuates with the Alternate Base Rate or Eurodollar Rate (for the Credit Facility) or LIBOR (for the MIF Credit Agreement), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable.  The estimated fair value was determined by calculating the present value of the future cash flows.

Letters of Credit.  Letters of credit of $28.3 million and $36.5 million represent potential commitments at December 31, 2009 and 2008, respectively.  The letters of credit generally expire within one or two years.  The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

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

The chief operating decision makers utilize operating profits (losses), defined as profits (losses) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Years Ended
	2009	2008	2007
Revenue:
Midwest homebuilding	$258,910	$232,715	$358,441
Florida homebuilding	95,615	151,643	312,930
Mid-Atlantic homebuilding	201,366	202,038	326,451
Other homebuilding – unallocated (a)	-	7,131	(424)
Financial services	14,058	14,132	19,062
Total revenue	$569,949	$607,659	$1,016,460

Operating (loss) income:
Midwest homebuilding (b)	$(17,590)	$(73,073)	$(10,377)
Florida homebuilding (b)	(41,092)	(71,864)	(63,117)
Mid-Atlantic homebuilding (b)	(7,500)	(41,491)	(43,547)
Other homebuilding – unallocated (a)	-	503	386
Financial services	6,533	6,010	8,517
Less: Corporate selling, general and administrative expense (c)	(23,932)	(29,567)	(27,395)
Total operating loss	$(83,581)	$(209,482)	$(135,533)

Interest expense:
Midwest homebuilding	$4,043	$5,197	$4,788
Florida homebuilding	1,690	2,335	5,877
Mid-Atlantic homebuilding	2,235	3,209	3,815
Financial services	499	456	636
Corporate	-	-	227
Total interest expense	$8,467	$11,197	$15,343

Other (loss) income (d)	(941)	5,555	-

Loss from continuing operations before income taxes	$(92,989)	$(215,124)	$(150,876)

Assets:
Midwest homebuilding	$224,059	$242,066	$354,220
Florida homebuilding	80,797	121,587	241,603
Mid-Atlantic homebuilding	141,998	185,268	276,887
Financial services	52,092	60,992	62,411
Corporate	164,882	83,375	167,926
Assets of discontinued operation	-	-	14,598
Total assets	$663,828	$693,288	$1,117,645

Investment in Unconsolidated LLCs:
Midwest homebuilding	$6,051	$6,359	$15,705
Florida homebuilding	4,248	6,771	24,638
Mid-Atlantic homebuilding	-	-	-
Financial services	-	-	-
Total investment in Unconsolidated LLCs	$10,299	$13,130	$40,343

Depreciation and amortization:
Midwest homebuilding	$659	$336	$543
Florida homebuilding	728	1,288	1,603
Mid-Atlantic homebuilding	959	1,028	849
Financial services	395	471	498
Corporate	5,130	4,631	4,495
Total depreciation and amortization	$7,871	$7,754	$7,988

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

(b)
The years ending December 31, 2009, 2008 and 2007 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $57.1 million, $158.6 million and $152.0 million,

(c)
respectively.  For 2009, 2008 and 2007, these charges reduced operating income by $20.4 million, $56.3 million and $8.8 million in the Midwest region, $24.1 million, $66.9 million and $88.3 million in the Florida region, and $12.6 million, $35.4 million and $54.9 million in the Mid-Atlantic region, respectively.

(d)
The years ending December 31, 2009, 2008 and 2007 include the impact of severance charges of $1.0 million, $3.3 million and $5.4 million, respectively.  The year ended December 31, 2008 also includes charges of $3.3 million for corporate asset impairments.  The year ended December 31, 2007 also includes the write-off of $5.2 million of intangibles.

(e)
Other (loss) income is comprised of the loss on the sale of the plane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

NOTE 23.  Supplementary Financial Data (Unaudited)

The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
(In thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$204,916	$152,738	$116,146	$96,149
Gross margin (a)	$7,919	$6,360	$7,972	$(2,712)
Net income (loss) (c)	$6,996	$(21,074)	$(19,902)	$(28,129)
Earnings (loss) per common share:
Basic (c)	$0.38	$(1.14)	$(1.26)	$(2.01)
Diluted (c)	$0.37	$(1.14)	$(1.26)	$(2.01)
Weighted average common shares outstanding (In thousands):
Basic	18,519	18,514	15,790	14,027
Diluted	18,712	18,514	15,790	14,027

	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
(In thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$150,187	$160,385	$141,002	$156,085
Gross margin (a)	$(35,832)	$(24,280)	$(21,103)	$3,410
Net loss from continuing operations	$(75,360)	$(58,655)	$(91,250)	$(20,150)
Discontinued operation, net of tax	$-	$-	$(413)	$380
Net loss (c)	$(75,360)	$(58,655)	$(91,663)	$(19,770)
Loss per common share:
Basic (b) (c)	$(5.38)	$(4.18)	$(6.72)	$(1.58)
Diluted (b) (c)	$(5.38)	$(4.18)	$(6.72)	$(1.58)
Weighted average common shares outstanding (In thousands):
Basic	14,022	14,019	14,016	14,007
Diluted	14,022	14,019	14,016	14,007

(a)
First, second, third and fourth quarters of 2009 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, which reduced gross margin by $10.9 million, $6.6 million, $15.0 million and $22.9 million, respectively.  These same charges reduced gross margin in the first, second, third and fourth quarters of 2008 by $21.1 million, $39.9 million, $43.1 million and $49.2 million, respectively.

(b)	First and second quarters of 2008 include earnings (loss) per share from discontinued operations of $0.03 and $(0.03), respectively.

(c)
First, second, third and fourth quarters of 2009 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, the write-off of land deposits and pre-acquisition costs, and charges related to the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.  These charges reduced net income by $9.3 million, $5.7 million, $12.1 million and $15.9 million, respectively, and reduced earnings (loss) per common share for those same periods by $0.66, 0.36, 0.65 and $0.85.  First, second, third and fourth quarters of 2008 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, and the write-off of land deposits and pre-acquisition costs, which reduced net income by $13.8 million, $24.7 million, $27.0 million and $32.8 million, respectively, and loss per common share by $0.99, $1.76, $1.93 and $2.34, respectively.

NOTE 24.  Subsequent Events

The Company has evaluated subsequent events through February 24, 2010, which is the date these financial statements were issued, and no material subsequent events occurred between December 31, 2009 and February 24, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 87 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 24, 2010

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 with respect to the common shares issuable under the Company’s equity compensation plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,654,111	$25.69	718,094
Equity compensation plans not approved by shareholders (2)	102,339	-	658,026
Total	1,756,450	$25.69	1,376,120

(1)
Consists of the Company’s 1993 Stock Incentive Plan as Amended (1,624,043 outstanding stock options and 915 restricted shares), which expired in April 2009, the Company’s 2006 Director Equity Incentive Plan (23,153 outstanding stock units), which was terminated in May 2009, and the Company’s 2009 Long-Term Incentive Plan (6,000 outstanding stock units).  The weighted average exercise price relates to the stock options granted under the 1993 Stock Incentive Plan as Amended.  The stock units granted under the 2006 Director Equity Incentive Plan and the 2009 Long-Term Incentive Plan are “full value awards” that were issued at an average unit price of $27.98 and $13.66, respectively, and will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.  The restricted shares had a fair market value of $33.86 on the day of grant.  The aggregate number of shares with respect to which awards may be granted under the 2009 Long-Term Incentive Plan is 700,000 shares plus any shares subject to outstanding awards under the 1993 Stock Incentive Plan as of May 5, 2009 that on or after May 5, 2009 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares (26,194 shares at December 31, 2009).  Refer to Note 2 of the Company’s Consolidated Financial Statements for further discussion of these plans.

(2)
Consists of the Company’s Director Deferred Compensation Plan and the Company’s Executives’ Deferred Compensation Plan.  The average unit price of the outstanding “phantom stock” units is $21.52.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into phantom stock units which will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.  Refer to Note 2 of the Company’s Consolidated Financial Statements for further discussion of these plans.  Neither the Director Deferred Compensation Plan nor the Executives’ Deferred Compensation Plan provides for a specified limit on the number of Common Shares which may be attributable to participants’ accounts relating to phantom stock units and issued under the terms of these plans.  The Company maintains Registration Statements on Form S-8 pursuant to which a total of 1,150,000 Common Shares are registered for issuance under the terms of these plans.  The number of securities remaining available for future issuance reflects the number of Common Shares registered under such Registration Statements which have not been issued under the plans as of December 31, 2009.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
    INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report
(1) The following financial statements are contained in Item 8:
		Page in
		this
	Financial Statements	Report

	Report of Independent Registered Public Accounting Firm	51
	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	52
	Consolidated Balance Sheets as of December 31, 2009 and 2008	53
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008
	and 2007	54
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	55
	Notes to Consolidated Financial Statements	56-83

(2)	Financial Statement Schedules:

	None required.

(3)	Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.  For convenience of reference, the exhibits are listed according to the numbers appearing in the Exhibit Table to Item 601 of Regulation S-K.

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of the Company, hereby incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-12434).

3.2
Amended and Restated Regulations of the Company, hereby incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K of the fiscal year ended December 31, 1998 (File No. 1-12434).

3.3
Amendment of Article I(f) of the Company’s Amended and Restated Code of Regulations to permit shareholders to appoint proxies in any manner permitted by Ohio law, hereby incorporated by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12434).

3.4
Amendment to Article First of the Company’s Amended and Restated Articles of Incorporation dated January 9, 2004, hereby incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.5
Certificate of Amendment by Directors to Article Fourth of the Company’s Amended and Restated Articles of Incorporation dated March 13, 2007, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 15, 2007.

3.6	Amendment to the Company’s Amended and Restated Code of Regulations, hereby incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 13, 2009.

4.1	Specimen of Stock Certificate, hereby incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, Commission File No. 33-68564.

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

10.1*
The M/I Homes, Inc. 401(k) Profit Sharing Plan as Amended and Restated, adopted as of January 1, 1997, hereby incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-12434).

10.2*
Amendment Number 1 of the M/I Homes, Inc. 401(k) Profit Sharing Plan for the Economic Growth and Tax Relief Reconciliation Act of 2001 dated November 12, 2002, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12434).

10.3*
Second Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated November 11, 2003, hereby incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-12434).

10.4*
Third Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan dated January 26, 2005, hereby incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-12434).

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

10.13
Collateral Agreement made by M/I Homes, Inc., and certain of its subsidiaries in favor of PNC Bank, National Association, as Collateral Agent dated as of January 15, 2009, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2009.

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

10.20
Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated April 29, 2009, hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.21
Amendment No. 1 to Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated September 23, 2009,  hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.22
Amendment No. 2 to Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated December 30, 2009.  (Filed herewith.)

10.23
Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.24
Letter of Credit Pledge by and between Citibank, N.A. and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.25
Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.26
Credit Agreement by and between The Huntington National Bank and M/I Homes, Inc., dated July 27, 2009, hereby incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on July 30, 2009.

10.27*
M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated April 22, 1999, hereby incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12434).

10.28*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan As Amended dated August 11, 1999, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12434).

10.29*
Second Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated February 13, 2001, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12434).

10.30*
Third Amendment to the Company’s 1993 Stock Incentive Plan as Amended dated April 27, 2006, hereby incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.31*
Fourth Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan, as Amended, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.32
Form of M/I Homes, Inc. 2006 Director Equity Incentive Plan Stock Units Award Agreements, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on August 21, 2006.

10.33
M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.34
M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.35*
M/I Homes, Inc. Amended and Restated Executives’ Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.36*
Collateral Assignment Split-Dollar Agreement by and among the Company and Robert H. Schottenstein, and Janice K. Schottenstein as Trustee, of the Robert H. Schottenstein 1996 Insurance Trust dated September 24, 1997, hereby incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12434).  In 2004, the Trustee changed to Steven Schottenstein but did not require amendment to the original agreement.

10.37	Collateral Assignment Split-Dollar Agreement by and among the Company and Phillip Creek, dated September 24, 1997. (Filed herewith).

10.38*
Change of Control Agreement between the Company and Robert H. Schottenstein dated July 3, 2008, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.39*
Change of Control Agreement between the Company and Phillip G. Creek dated July 3, 2008, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.40*
Change of Control Agreement between the Company and J. Thomas Mason dated July 3, 2008, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 3, 2008.

10.41*
M/I Homes, Inc. 2004 Executive Officers Compensation Plan, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-12434).

10.42*	M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 11, 2009.

10.43*	M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 11, 2009.

10.44*	First Amendment to M/I Homes 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 11, 2009.

10.45*
M/I Homes, Inc. 2009 Long-Term Incentive Plan Stock Units Award Agreement for Directors, dated August 18, 2009, hereby incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.46*
Form of 2008 Award Formulas and Performance Goals Under the 2004 Executive Officer Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008.

10.47
Agreement for Purchase and Sale, dated as of December 21, 2007, by and between M/I Homes of West Palm Beach, LLC, as seller, and KLP East LLC, as purchaser, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.48
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

10.21
Amendment No. 2 to Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated December 30, 2009.  (Filed herewith.)

10.37	Collateral Assignment Split-Dollar Agreement by and among the Company and Phillip Creek, dated September 24, 1997. (Filed herewith).

21	Subsidiaries of Company.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statement Schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Columbus, Ohio on this 24th day of February 2010.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2010.

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