Form 10-Q
period 2010-03-31
M I HOMES INC
filed 2010-04-30
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Common shares, par value $.01 per share: 18,523,219 shares outstanding as of April 28, 2010

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets March 31, 2010 (Unaudited) and
		December 31, 2009	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three Months Ended March 31, 2010 and 2009	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Three Months Ended March 31, 2010	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2010 and 2009	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 3.	Defaults Upon Senior Securities	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	44

Signatures			45

Exhibit Index			46

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$102,586	$109,930
Restricted cash	31,130	22,302
Mortgage loans held for sale	35,140	34,978
Inventory	442,667	420,289
Property and equipment - net	18,650	18,998
Investment in unconsolidated limited liability companies	10,376	10,299
Income tax receivable	4,450	30,135
Other assets	15,992	16,897
TOTAL ASSETS	$660,991	$663,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$45,948	$38,262
Customer deposits	4,956	3,831
Other liabilities	53,115	56,426
Community development district obligations	7,881	8,204
Obligation for consolidated inventory not owned	-	616
Note payable bank - financial services operations	24,292	24,142
Note payable – other	6,085	6,160
Senior notes – net of discount of $512 and $576, respectively, at March 31, 2010
and December 31, 2009	199,488	199,424
TOTAL LIABILITIES	341,765	337,065

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares – $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares – $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares	221	221
at March 31, 2010 and December 31, 2009
Additional paid-in capital	138,241	137,492
Retained earnings	155,512	163,847
Treasury shares – at cost – 3,578,504 and 3,580,987 shares, respectively, at
March 31, 2010 and December 31, 2009	(71,073)	(71,122)
TOTAL SHAREHOLDERS’ EQUITY	319,226	326,763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$660,991	$663,828

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$119,389	$96,149
Costs, expenses and other loss:
Land and housing	99,308	87,915
Impairment of inventory and investment in unconsolidated limited liability companies	3,116	10,946
General and administrative	12,892	12,002
Selling	10,594	9,109
Interest	2,141	3,196
Other loss	-	941
Total costs, expenses and other loss	128,051	124,109

Loss before income taxes	(8,662)	(27,960)

(Benefit) provision for income taxes	(327)	169

Net loss	$(8,335)	$(28,129)

Loss per common share:
Basic	$(0.45)	$(2.01)
Diluted	$(0.45)	$(2.01)

Weighted average shares outstanding:
Basic	18,521	14,027
Diluted	18,521	14,027

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2010
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands, except shares)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2009	4,000	$96,325	18,520,736	$221	$137,492	$163,847	$(71,122)	$326,763
Net loss	-	-	-	-	-	(8,335)	-	(8,335)
Income tax benefit from stock options and
deferred compensation distributions	-	-	-	-	(14)	-	-	(14)
Stock options exercised	-	-	600	-	(7)	-	12	5
Stock-based compensation expense	-	-	-	-	695	-	-	695
Deferral of executive and director
compensation	-	-	-	-	112	-	-	112
Executive and director deferred
compensation distributions	-	-	1,883	-	(37)	-	37	-
Balance at March 31, 2010	4,000	$96,325	18,523,219	$221	$138,241	$155,512	$(71,073)	$319,226

    See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(8,335)	$(28,129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	3,191	5,724
Impairment of investment in unconsolidated limited liability companies	-	5,254
Mortgage loan originations	(80,751)	(72,962)
Proceeds from the sale of mortgage loans	81,833	82,450
Fair value adjustment of mortgage loans held for sale	(1,244)	812
Net loss from property disposals	6	941
Bad debt expense	-	74
Depreciation	1,285	1,320
Amortization of intangibles, debt discount and debt issue costs	677	628
Stock-based compensation expense	695	753
Deferred income tax benefit	(3,035)	(11,719)
Deferred tax asset valuation allowance	3,035	11,719
Income tax receivable	25,685	36,389
Excess tax expense from stock-based payment arrangements	14	127
Equity in undistributed loss (income) of unconsolidated limited liability companies	4	(13)
Write-off of unamortized debt discount and financing costs	-	554
Change in assets and liabilities:
Cash held in escrow	(6,794)	4,517
Inventory	(26,791)	7,259
Other assets	292	2,197
Accounts payable	7,686	7,356
Customer deposits	1,125	651
Accrued compensation	(2,314)	(5,297)
Other liabilities	(899)	3,034
Net cash (used in) provided by operating activities	(4,635)	53,639

INVESTING ACTIVITIES:
Restricted cash	(2,034)	(34,581)
Purchase of property and equipment	(642)	(2,829)
Proceeds from the sale of property	-	7,878
Investment in unconsolidated limited liability companies	(94)	(450)
Return of investment from unconsolidated limited liability companies	13	-
Net cash used in investing activities	(2,757)	(29,982)

FINANCING ACTIVITIES:
Proceeds from (repayments of) bank borrowings - net	150	(14,648)
Principal repayments of note-payable other and community
development district bond obligations	(93)	(10,586)
Debt issue costs	-	(2,122)
Payments on capital lease obligations	-	(65)
Proceeds from exercise of stock options	5	-
Excess tax benefit from stock-based payment arrangements	(14)	(127)
Net cash provided by (used in) financing activities	48	(27,548)
Net decrease in cash	(7,344)	(3,891)
Cash balance at beginning of period	109,930	32,518
Cash balance at end of period	$102,586	$28,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$(1,918)	$608
Income taxes	$5	$32

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(305)	$(400)
Consolidated inventory not owned	$(616)	$(4,545)
Distribution of single-family lots from unconsolidated limited liability companies	$-	$1
Deferral of executive and director compensation	$112	$87
Executive and director deferred compensation distributions	$37	$207

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries.  All intercompany transactions have been eliminated.  Results for the interim period are not necessarily indicative of results for a full year.  In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented.  These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period.  Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows.  With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“Unconsolidated LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers’ compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies.  Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2009 Form 10-K.

NOTE 2.  Cash and Restricted Cash

The table below is a summary of our cash balances at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
(In thousands)	(Unaudited)

Homebuilding	$86,212	$96,464
Financial services	16,374	13,466
Unrestricted cash	$102,586	$109,930
Restricted cash	31,130	22,302
Total cash	$133,716	$132,232

Restricted cash primarily consists of homebuilding cash the Company had designated as collateral at March 31, 2010 and December 31, 2009 in accordance with the four secured Letter of Credit Facilities that were entered into in July 2009 (the “LOC Facilities”).  Restricted cash also includes cash held in escrow of $9.9 million and $3.1 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 3.   Impact of New Accounting Standards

In June 2009, the Financial Accounting Standards Board issued new accounting guidance, which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE.  The new guidance significantly changes the consolidation rules for VIEs, including the consolidation of common structures, such as joint ventures, equity method investments, and collaboration arrangements.  The guidance is applicable to all new and existing VIEs.  The Company adopted this new accounting guidance on January 1, 2010, and the adoption did not have a material impact on its consolidated financial statements.

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

In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives, and accordingly, are marked to fair value through earnings.  Changes in fair value measurements are included in earnings in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The fair value is based on published prices for mortgage-backed securities with similar characteristics, and the buyup fees received or buydown fees to be paid upon securitization of the loan. The buyup and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and historical experience.

The fair value of the Company’s forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date.  The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are closed at cost, which includes all fair value measurements.

Loan Commitments.  IRLCs are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $1.3 million and $2.6 million at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in an asset of less than $0.1 million.  At December 31, 2009, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in an asset of $0.1 million.  For the three months ended March 31, 2010 and 2009, we recognized less than $0.1 million of income and less than $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At March 31, 2010 and December 31, 2009, the notional amount of the uncommitted IRLCs was $62.6 million and $42.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.1 million and a liability of less than $0.1 million at March 31, 2010 and December 31, 2009, respectively.  For the three months ended March 31, 2010 and 2009, we recognized $0.1 million of income and $0.1 million of expense, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.

FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At March 31, 2010 and December 31, 2009, the notional amount under these FMBSs was $69.0 million and $43.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.6 million and an asset of $0.7 million, respectively.  For the three months ended March 31, 2010 and 2009, we recognized $0.1 million and less than $0.1 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $2.4 million and $27.7 million at March 31, 2010 and December 31, 2009, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.2 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively.  For the three months ended March 31, 2010 and 2009, we recognized income of $0.6 million and expense of $0.3 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were both $33.0 million at March 31, 2010, and $8.0 million and $8.6 million, respectively, at December 31, 2009.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of March 31, 2010 and December 31, 2009, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.2 million and $0.1 million, respectively.  For the three months ended March 31, 2010 and 2009, we recognized income of $0.1 million and $0.6 million, respectively, relating to marking these FMBSs to market.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage loans held for sale	$96	$-	$96	$-
Forward sales of mortgage-backed securities	827	-	827	-
Interest rate lock commitments	65	-	65	-
Best-efforts contracts	(226)	-	(226)	-

Total	$762	$-	$762	$-

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

These and other local market-specific factors that may impact project assumptions discussed above are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.  As of March 31, 2010, we utilized discount rates ranging from 13% to 16% in determining the fair value of our inventory and investments in Unconsolidated LLCs.

Operating Communities:  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographic areas and are largely dependent on local market conditions.  Some of the most critical assumptions in the Company’s cash flow model are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow model, the Company analyzes historical absorption pace in the community as well as other communities in the geographic area.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates, and availability of competing product in the geographic area where a community is located.  When analyzing the Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters, as well as forecasted population demographics, unemployment rates, and availability of competing product.

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

Future Communities:  For raw land, land under development, or lots that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

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

If the Company has not yet determined whether raw land, land under development, or lots will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach.

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

Investment In Unconsolidated Limited Liability Companies: The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC.  As of March 31, 2010, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis at March 31, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Inventory	$4,523	$-	$-	$4,523
Investment in Unconsolidated LLCs	-	-	-	-

Total fair value measurements	$4,523	$-	$-	$4,523

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

All derivatives are recognized on the balance sheet at their fair value.  The total notional amount of the Company’s derivatives as of March 31, 2010 and December 31, 2009 was $169.7 million and $126.1 million, respectively.  Refer to Note 4 above for further discussion surrounding our derivative instruments.

	Asset Derivatives At March 31, 2010		Liability Derivatives At March 31, 2010
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)

Forward sales of mortgage-backed securities	Other assets	$827	Other liabilities	$-
Interest rate lock commitments	Other assets	65	Other liabilities	-
Best-efforts contracts	Other assets	-	Other liabilities	226

Total fair value measurements		$892		$226

	Asset Derivatives At December 31, 2009		Liability Derivatives At December 31, 2009
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)

Forward sales of mortgage-backed securities	Other assets	$833	Other liabilities	$-
Interest rate lock commitments	Other assets	-	Other liabilities	145
Best-efforts contracts	Other assets	308	Other liabilities	-

Total fair value measurements		$1,141		$145

Amount of (loss) gain recognized on derivatives:

	Amount of (Loss) Gain Recognized on
	Derivatives (in thousands) for the
	Three Months Ended March 31,
Description of Derivatives	2010	2009	Location of (Loss) Gain Recognized on Derivatives

Forward sales of mortgage-backed securities	$(6)	$610	Financial Services Revenue
Interest rate lock commitments	210	12	Financial Services Revenue
Best-efforts contracts	(534)	(405)	Financial Services Revenue

Total (loss) gain recognized on derivatives	$(330)	$217

NOTE 6.   Stock-Based Compensation

On February 9, 2010, the Company awarded 278,000 annual service-based stock options under the Company’s 2009 Long-Term Incentive Plan (the “2009 LTIP”) that vest 20% annually over five years.  These equity awards were granted at a price of $13.12, which represents the closing price of the Company’s common shares on the date of the grant.  The grant date fair value of the stock options was determined at the date of grant using the Black-Scholes option pricing model.  The grant date fair value of the stock options vesting 20% annually over five years was $5.84.  On February 9, 2010, The Company also awarded 72,040 performance bonus stock options under the 2009 LTIP that vest 100% on February 9, 2012, at a grant price of $13.12, which represents the closing price of the Company’s common shares on the date of the grant.  The grant date fair value of the stock options vesting 100% on February 9, 2012, was $5.31.

Total recorded compensation expense relating to equity awards granted under the 2009 LTIP was approximately $0.7 million for the three months ended March 31, 2010.  As of March 31, 2010, there was a total of $5.4 million, $0.3 million, and $0.3 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 1.9 years, 0.75 years, and 1.32 years for the service awards, 2008 performance bonus awards, and 2009 performance bonus awards, respectively.

NOTE 7.   Inventory

A summary of the Company’s inventory as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
(In thousands)	2010	2009
Single-family lots, land and land development costs	$230,243	$232,127
Land held for sale	2,951	4,300
Homes under construction	185,892	158,998
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2010 - $3,303;
December 31, 2009 - $3,069)	14,369	14,726
Community development district infrastructure	7,881	8,186
Land purchase deposits	1,331	1,336
Consolidated inventory not owned	-	616
Total inventory	$442,667	$420,289

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Land held for sale includes land that meets all of the criteria discussed in Note 4.  The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of March 31, 2010 and December 31, 2009, we had 448 homes (valued at $47.6 million) and 545 homes (valued at $59.4 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 4 and to Note 8 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the three months ended March 31, 2010, the Company wrote off $0.1 million in option deposits and pre-acquisition costs.  Refer to Note 8 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

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

Future communities.  For raw land, land under development, or lots that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

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

If the Company has not yet determined whether raw land, land under development, or lots will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach.

Land held for sale.  Land held for sale includes land that meets the six criteria discussed above in Note 4.  The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  Fair value is determined based on the expected third party sale proceeds.

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

As of March 31, 2010, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream, as well as current risk free rates available in the market and estimated market risk premiums.

A summary of the Company’s valuation adjustments and write-offs for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009
Impairment of operating communities:
Midwest	$1	$1,339
Florida	74	1,484
Mid-Atlantic	90	2,869
Total impairment of operating communities (a)	$165	$5,692
Impairment of future communities:
Midwest	$-	$-
Florida	1,661	-
Mid-Atlantic	1,290	-
Total impairment of future communities (a)	$2,951	$-
Option deposits and pre-acquisition costs write-offs:
Midwest	$10	$3
Florida	1	14
Mid-Atlantic	64	15
Total option deposits and pre-acquisition costs write-offs (b)	$75	$32
Impairment of investments in Unconsolidated LLCs:
Midwest	$-	$72
Florida	-	5,182
Mid-Atlantic	-	-
Total impairment of investments in Unconsolidated LLCs (a)	$-	$5,254

Total impairments and write-offs of option deposits and
pre-acquisition costs	$3,191	$10,978

(a)	Amounts are recorded within Impairment of inventory and investment in unconsolidated limited liability companies in the Company’s Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations.

NOTE 9.   Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009
Capitalized interest, beginning of period	$23,670	$25,836
Interest capitalized to inventory	2,248	1,759
Capitalized interest charged to cost of sales	(2,231)	(1,672)
Capitalized interest, end of period	$23,687	$25,923

Interest incurred – net	$4,389	$4,955

NOTE 10.   Consolidated Inventory Not Owned and Related Obligation

In the ordinary course of business, the Company enters into land option contracts in order to secure land for the construction of homes in the future.  Pursuant to these land option contracts, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  If the entity holding the land under option is a VIE, the Company’s deposit (including letters of credit) represents a variable interest in the entity.  The Company does not guarantee the obligations or performance of the VIE.

In January 2010, the Company adopted the new accounting guidance which amended the evaluation criteria used to identify the primary beneficiary of a VIE.  The Company evaluated all new and existing land option contracts and determined that the Company was not the primary beneficiary under any of the contracts.  As a result of this evaluation, the one VIE, recorded within Consolidated inventory not owned with a balance of $0.6 million, that we had previously been required to consolidate, was deconsolidated in the first quarter of 2010, along with the corresponding liability that had been classified as Obligation for consolidated inventory not owned on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 11.   Investment in Unconsolidated Limited Liability Companies

At March 31, 2010, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of VIEs because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company.  These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  The Company’s maximum exposure related to its investment in these entities as of March 31, 2010 was the amount invested of $10.4 million plus letters of credit and bonds totaling $0.4 million.  Included in the Company’s investment in Unconsolidated LLCs at both March 31, 2010 and December 31, 2009 were $0.8 million of capitalized interest and other costs.  The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis.  If the fair value of the investment (see Note 4) is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE 12.   Guarantees and Indemnifications

Warranty

The Company offers a limited warranty program (the “Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty, on homes closed after September 30, 2007.  The Home Builder’s Limited Warranty covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between September 1, 1989 and April 24, 1998) and a thirty-year (for homes closed after April 24, 1998) transferable limited warranty against major structural defects.  Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  A summary of warranty activity for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009
Warranty accrual, beginning of period	$8,657	$9,518
Warranty expense on homes delivered during the period	1,018	819
Changes in estimates for pre-existing warranties	49	(249)
Settlements made during the period	(1,295)	(1,006)
Warranty accrual, end of period	$8,429	$9,082

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $165.7 million and $186.2 million were covered under these guarantees as of March 31, 2010 and December 31, 2009, respectively.  A portion of the revenue paid to M/I Financial for providing these guarantees was deferred at March 31, 2010, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2010 or 2009, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $4.3 million and $3.6 million at March 31, 2010 and December 31, 2009, respectively.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.8 million as of both March 31, 2010 and December 31, 2009, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has also provided an environmental indemnification to an unrelated third-party seller of land in connection with the Company’s purchase of that land.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.1 million and $1.7 million at March 31, 2010 and December 31, 2009, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of its wholly-owned subsidiary, M/I Financial, up to an aggregate principal amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

The Company’s Second Amended and Restated Credit Agreement dated October 6, 2006 (as amended, the “Credit Facility”) and $200 million of 6.875% senior notes (our “Senior Notes”) are fully and unconditionally guaranteed jointly and severally by substantially all of the Company’s wholly-owned subsidiaries.  The Company has no independent assets or operations, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

The Company was a guarantor of M/I Financial’s previous credit agreement, which M/I Financial replaced with a new credit agreement on April 27, 2010.  The Company is not a guarantor of M/I Financial’s new credit agreement.

NOTE 13.  Commitments and Contingencies

At March 31, 2010, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 936 homes with an aggregate sales price of approximately $246.6 million.  Based on our current housing gross margin of 14.7%, excluding the charge for impairment of inventory, less variable selling costs of 4.1% of revenue, less payments to date on homes in backlog of $113.7 million, we estimate payments totaling approximately $106.8 million to be made in 2010 relating to those homes.  At March 31, 2010, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $95.8 million.  Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At March 31, 2010, the Company had outstanding approximately $57.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016.  Included in this total are: (1) $23.8 million of performance and maintenance bonds and $20.0 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.2 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $8.6 million of financial letters of credit, of which $0.9 million represent deposits on land and lot purchase agreements; and (3) $5.0 million of financial bonds.

As of March 31, 2010, the Company has identified approximately 90 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  The Company has accrued $12.8 million for their repair and has charged $6.5 million against that accrual.

NOTE 14.  Legal Liabilities

On March 14, 2008, a former employee filed a complaint in the United States District Court, Middle District of Florida, on behalf of himself and those similarly situated, against M/I Homes, Inc., alleging that he and other construction superintendents were misclassified as exempt and not paid overtime compensation under the Fair Labor Standards Act and seeking equitable relief, damages and attorneys' fees.  Six other individuals have filed consent forms in order to join the action.  The Company filed an answer on or about August 21, 2008 and intends to vigorously defend against the claims.  The Company currently does not believe that the amount of loss arising from this matter will be material to the Company's financial position or results of operations and is included in the litigation accrual discussed below.

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”).  The plaintiff alleges that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney’s fees.  The Company filed a responsive pleading on or about April 30, 2009.  This case has been consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”).  In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and five other homeowners are named as plaintiffs in an omnibus class action complaint filed in December 2009 against a certain identified manufacturer of drywall and others (including the Company) and one other homeowner is named as a plaintiff in another omnibus class action complaint filed in March

2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”).  As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief.  The Company intends to vigorously defend against the claims.  Given the inherent uncertainties in this litigation, as of March 31, 2010, no accrual has been recorded because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any.  Please refer to Note 13 of the Company’s Unaudited Condensed Consolidated Financial Statements for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company’s net income for the periods in which the matters are resolved.  At both March 31, 2010 and December 31, 2009, we had $2.4 million reserved for legal expenses.

NOTE 15.  Debt

Notes Payable Banks and Other

At March 31, 2010, borrowing availability under the Credit Facility was $33.8 million in accordance with the borrowing base calculation, and there were $9.2 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $24.6 million.  The Company has pledged inventory assets totaling $109.6 million at March 31, 2010 to secure the outstanding letters of credit and any future borrowings under the Credit Facility.  The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets.  The borrowing availability can also be increased by increasing investments in assets currently pledged, but this is offset by the collateral value of homes delivered that are within the pledged asset pool.  At March 31, 2010, the Company was in compliance with all restrictive covenants of the Credit Facility.

Senior Notes

As of March 31, 2010, we had $200 million of Senior Notes outstanding.  The notes are due April 2012 and are fully and unconditionally guaranteed jointly and severally by substantially all of the Company’s wholly-owned subsidiaries.  The Credit Facility prohibits the early repurchase of our Senior Notes.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At March 31, 2010, our restricted payments basket was ($164.3) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common shares repurchase program that was authorized by our Board of Directors in November 2005.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.

NOTE 16.   Loss Per Share

Loss per share (“LPS”) is calculated based on the weighted average number of common shares outstanding during each period.  There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share.  The table below presents information regarding basic and diluted loss per share for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2010			2009
	Loss	Shares	LPS	Loss	Shares	LPS

Net loss to common shareholders	$(8,335)	18,521	$(0.45)	$(28,129)	14,027	$(2.01)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-

Diluted loss to common shareholders	$(8,335)	18,521	$(0.45)	$(28,129)	14,027	$(2.01)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		1,938			1,576

NOTE 17.   Income Taxes

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  These assets were largely generated as a result of inventory impairments that the Company incurred since late 2006.  If, for some reason, the combination of future years’ income (or loss), combined with the reversal of the timing differences, results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are in a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of March 31, 2010, the Company has recorded an additional valuation allowance of $3.0 million, for a total valuation allowance recorded of $120.1 million, against its deferred tax assets.  In 2010, we do not expect to record any additional tax benefits as our carryback under the current tax law has been exhausted.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At March 31, 2010, the Company had a federal net operating loss (“NOL”) carryforward of approximately $43.8 million.  This federal carryforward benefit will begin to expire in 2029.  The Company also had state NOL benefits of $12.2 million, with $6.8 million expiring between 2022 and 2027, and $5.4 million expiring between 2028 and 2033.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash, including restricted cash	$133,716	$133,716	$132,232	$132,232
Mortgage loans held for sale	35,140	35,140	34,978	34,978
Other assets	9,624	9,508	10,172	10,050
Notes receivable	5,476	5,476	5,584	5,584
Commitments to extend real estate loans	65	65	-	-
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	-	-	308	308
Forward sale of mortgage-backed securities	827	827	833	833
Liabilities:
Notes payable - banks	24,292	24,292	24,142	24,142
Mortgage notes payable	6,085	6,038	6,160	7,036
Notes payable - other	-	-	-	-
Senior Notes	199,488	193,250	199,424	187,750
Commitments to extend real estate loans	-	-	145	145
Forward sale of mortgage-backed securities	-	-	-	-
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	226	226	-	-
Other liabilities	50,885	50,885	51,851	51,851
Off-Balance Sheet Financial Instruments:
Letters of credit	-	409	-	693

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2010 and December 31, 2009:

Cash, Restricted Cash and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Notes Payable - Other and Senior Notes.  The fair value of these financial instruments was determined based upon market quotes at March 31, 2010 and December 31, 2009.  The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation.  The inputs were adjusted to account for the condition of the asset or liability.

Other Assets and Notes Receivable.  The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts.

Notes Payable - Banks.  The interest rate currently available to the Company fluctuates with the Alternate Base Rate or Eurodollar Rate (for the Credit Facility) or LIBOR (for M/I Financial’s $30.0 million Secured Credit Agreement dated April 29, 2009), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable.  The estimated fair value was determined by calculating the present value of the future cash flows.

Letters of Credit.  Letters of credit of $28.6 million and $28.3 million represent potential commitments at March 31, 2010 and December 31, 2009, respectively.  The letters of credit generally expire within one or two years.  The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

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
Chicago, Illinois

In March 2010, we announced our entry into the Houston market.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company’s homes.

The chief operating decision makers utilize operating profits (losses), defined as profits (losses) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the three months ended March 31, 2010 and 2009 is presented below:

	Three Months Ended March 31,
(In thousands)	2010	2009
Revenue:
Midwest homebuilding	$57,908	$38,014
Florida homebuilding	19,433	23,646
Mid-Atlantic homebuilding	38,341	31,500
Financial services	3,707	2,989
Total revenue	$119,389	$96,149

Operating (loss) income:
Midwest homebuilding (a)	$(166)	$(5,118)
Florida homebuilding (a)	(2,597)	(11,334)
Mid-Atlantic homebuilding (a)	(364)	(3,860)
Financial services	1,862	1,351
Less: Corporate selling, general and administrative expenses (b)	(5,256)	(4,862)
Total operating loss	$(6,521)	$(23,823)

Interest expense:
Midwest homebuilding	$997	$1,524
Florida homebuilding	437	696
Mid-Atlantic homebuilding	578	926
Financial services	129	50
Total interest expense	$2,141	$3,196

Other loss (c)	-	(941)

Loss before income taxes	$(8,662)	$(27,960)

(a)
At March 31, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs were $3.2 million and $11.0 million, respectively.  These charges increased operating loss by less than $0.1 million and $1.4 million in the Midwest region, $1.7 million and $6.7 million in the Florida region, and $1.4 million and $2.9 million in the Mid-Atlantic region for the three months ended March 31, 2010 and 2009, respectively.

(b)	The three months ended March 31, 2010 and 2009 include the impact of severance charges of $0.1 million and $0.2 million, respectively.

(c)	Other loss is comprised of the loss on the sale of the Company’s airplane during the first quarter of 2009.

 ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 76,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Inventory.  We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development, and home construction.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventory includes capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete a home in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

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

For the three months ended March 31, 2010, the Company evaluated all active communities for impairment indicators.  A recoverability analysis was performed for 17 of those active communities, and an impairment charge was recorded in two of those communities.  The carrying value of those two impaired communities was $3.3 million at March 31, 2010.

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

These and other local market-specific factors that may impact project assumptions are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.

As of March 31, 2010, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2011, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of March 31, 2010, we utilized discount rates ranging from 13% to 16% in our valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream, as well as current risk free rates available in the market and estimated market risk premiums.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the phase within a community. A higher discount rate reduces the estimated fair value of the phase within the community, while a lower discount rate increases the estimated fair value of the phase within a community.

Operating communities.  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographic areas and are largely dependent on local market conditions.  Some of the most critical assumptions in the Company’s cash flow model are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow model, the Company analyzes historical absorption pace in the community as well as other communities in the geographic area.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates, and availability of competing products in the geographic area where a community is located.  When analyzing the Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters as well as forecasted population demographics, unemployment rates, and availability of competing product.

In order to determine the assumed sales prices included in its cash flow models, the Company analyzes the historical sales prices realized on homes it delivered in the community and other communities in the geographic area as well as the sales prices included in its current backlog for such communities.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located.  When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends.  Ultimately, upon this analysis, the Company sets a current sales price for each house type in the community, using the aforementioned information, which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then uses the average of these “published” sales prices in its cash flow model.

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

Future communities.  For raw land, land under development, or lots that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

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

If the Company has not yet determined whether raw land, land under development, or lots will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach.

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

Our quarterly assessments reflect management’s estimates.  Due to the uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

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

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC.  As of March 31, 2010, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Guarantees and Indemnities.  Guarantee and indemnity liabilities are established by charging the applicable line item in our Unaudited Condensed Consolidated Statements of Operations or our Unaudited Condensed Consolidated Balance Sheets, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, guarantees of the completion of land development, and minimum net worth guarantees of M/I Financial.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

●	Home Builder’s Limited Warranty – effective for homes closed after September 30, 2007;
●	30-year transferable structural warranty – effective for homes closed after April 24, 1998; and
●	20-year transferable structural warranty – effective for homes closed between September 1, 1989 and April 24, 1998.

The warranty accruals for the Home Builder’s Limited Warranty are established as a percentage of average sales price, and the structural warranty accruals are established on a per unit basis.  Our warranty accruals are based upon historical experience by geographic area and recent trends.  Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures included in the above not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates, which reflect both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty accrual balance at the end of each quarter.  Actual future warranty costs could differ from our current estimated amount.

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2010, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per employee’s lifetime.  Our self-insurance limit for workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company has recorded expenses totaling $1.2 million and $4.9 million, respectively, for all self-insured and general liability claims during the three months ended March 31, 2010 and 2009.  Please see Note 13 to our Unaudited Condensed Consolidated Financial Statements for more information regarding the year-to-date 2010 expenses.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation.  We record stock-based compensation by recognizing compensation expense at an amount equal to the fair value of share-based awards granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and the expected term of the option.  In addition, when we first issue share-based awards, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Derivative Financial Instruments.  To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments.  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), the use of best-efforts whole loan delivery commitments, and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives.  In determining the fair value of IRLCs, M/I Financial considers the value of the resulting loan if sold in the secondary market.  The fair value includes the price that the loan is expected to be sold for along with the value of servicing release premiums.  Subsequent to inception, M/I Financial estimates an updated fair value which is compared to the initial fair value.  In addition, M/I Financial uses fallout estimates which fluctuate based on the rate of the IRLC in relation to current rates.  Gains or losses are recorded in financial services revenue.  Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments.  The IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue.  Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis.  The delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are in a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of March 31, 2010, the Company had a total valuation allowance of $120.1 million recorded.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of March 31, 2010 and December 31, 2009, there were $4.5 million and $30.1 million, respectively of income tax receivable.

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
Chicago, Illinois

In March 2010, we announced our entry into the Houston market.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company’s homes.

Highlights and Trends for the Three Months Ended March 31, 2010

Overview

While economic conditions remain difficult marked by high unemployment, weak job growth and poor consumer confidence, the general economy is, by most measures, far more stable today than it was last year at his time.  We have begun to see some indication of market recovery and improved conditions in some of our markets, and inventory levels for both new and existing homes are declining in all of our markets.

As a result of our efforts on our company-wide operating initiatives, our adjusted operating gross margins, excluding unusual charges, have increased from 12.7% for the first quarter of 2009 to 17.3% for the first quarter of 2010.  We also saw a 22% increase in homes delivered, a 3% increase in the average sales price of homes delivered, a 12% increase in backlog units, a 28% increase in our backlog sales value, and a 15% increase in new contracts in the first quarter of 2010 compared to the first quarter of 2009.  These increases lead us to believe that potential homebuyers are more confident and recognize the increased affordability of homeownership.

While it is difficult to predict the potential negative impact from the expiration of the federal homebuyer tax credit in June 2010, we believe that consumer confidence and current affordability of new homes will offset any negative impact over time.  We further believe that our core business will continue to improve as we deliver homes from our recent strategic land acquisitions, volume levels increase, and sales incentives decrease as the recovery of the housing market continues.

•
Revenue for the quarter ended March 31, 2010 increased $23.3 million (24%) from $96.1 million for the first quarter of 2009 to $119.4 million.  This increase was primarily the result of the 22% increase in homes delivered, from 394 for the three months ended March 31, 2009 to 479 for that same period in 2010, along with an increase in the average sales price of homes delivered from $235,000 in 2009 to $242,000 in 2010.  Our financial services revenue also increased from $3.0 million for the quarter ended March 31, 2009 to $3.7 million for the quarter ended March 31, 2010 primarily due to an 11% increase in the number of loans originated.

•
Loss before income taxes for the three months ended March 31, 2010 decreased by $19.3 million (69%), from $28.0 million in 2009 to $8.7 million in 2010.  During the first quarter of 2010, the Company incurred charges totaling $3.2 million related to the impairment of inventory and investment in Unconsolidated LLCs, and abandoned land transaction costs, compared to $11.0 million incurred in the first quarter of 2009.  Excluding these charges and imported drywall charges, our first quarter 2010 adjusted operating gross margin was 17.3% compared to 2009’s adjusted operating gross margin of 12.7%.  Excluding the impact of the above-mentioned impairment and abandoned land transaction charges and imported drywall charges, the Company recorded an adjusted pre-tax loss from operations of $4.9 million during the first quarter of 2010, which represents a $7.0 million improvement from 2009’s adjusted pre-tax loss from operations of $11.9 million.  Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes.  The improvement from the first quarter of 2009 was largely driven by increased volume along with the benefits we are getting from our hard cost reduction efforts and the value engineering of our products.  Selling, general and administrative expenses increased $2.4 million (11%) from the three months ended March 31, 2009 to the three months ended March 31, 2010.  The increase was primarily due to investments we made to handle our increase in volume and active communities, as well as product development.  Specifically, the increase reflects:  (1) a $1.3 million increase in payroll and incentive expenses; (2) a $0.7 million increase in variable selling expenses; (3) a $0.3 million increase in advertising expenses; and (4) a $0.2 million increase in research and development expenses.  These increases were partially offset by a $0.4 million decrease in land related expenses, including abandoned projects and deposit write-offs.

•
New contracts increased 15% for the quarter ended March 31, 2010, from 667 for the first quarter of 2009 to 765.  We had an increase in new contracts in both our Midwest and our Florida regions.  We believe our Mid-Atlantic region results were adversely impacted by severe weather in the first quarter.  We also experienced an overall reduction in our cancellation rate compared to 2009.  For the first quarter of 2010, our cancellation rate was 18% compared to 20% during the first quarter of 2009.  By region, our cancellation rates for the first quarter of 2010 versus the first quarter of 2009 were as follows: Midwest – 21% in 2010 and 23% in 2009; Florida – 11% in 2010 and 10% in 2009; and Mid-Atlantic – 13% in 2010 and 18% in 2009.

•
Our mortgage company’s capture rate decreased from 90% for the quarter ended March 31, 2009 to approximately 85% for the quarter ended March 31, 2010.  Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
We continue to deal with challenging market conditions.  During the quarter ended March 31, 2010, we recorded $3.2 million of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and write-off of abandoned land transaction costs, compared to $11.0 million of charges during the quarter ended March 31, 2009.  We generally believe that we will see a gradual improvement in market conditions over the long term.  In 2010, we will continue to update our evaluation of the value of our inventory and investments in Unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

•
During the first quarter of 2010, we accrued an additional $0.6 million, for a total of $12.8 million accrued, for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.  Refer to Note 13 and Note 14 of our Unaudited Condensed Consolidated Financial Statements for more information regarding defective imported drywall.

•
As a result of our net loss during the three months ended March 31, 2010, we generated deferred tax assets of $3.0 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated.  Due to tax legislation recently passed, we received a $25.9 million federal tax refund in the first quarter of 2010 relating to net operating losses that we carried back from 2008 to 2003.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax loss from operations (each of which constitutes a non-GAAP financial measure) for the three months ended March 31, 2010 and 2009 to the GAAP financial measures of gross margin and loss from operations before income taxes, respectively:

	Three Months Ended March 31,
	2010	2009
Gross margin	$16,965	$(2,712)
Add:
Impairments	3,116	10,946
Imported drywall charges	600	4,000
Adjusted operating gross margin	$20,681	$12,234

Loss from operations before income taxes	$(8,662)	$(27,960)
Add:
Impairments and abandonments	3,191	10,978
Imported drywall charges	600	4,000
Other loss/expense	-	1,097
Adjusted pre-tax loss from operations	$(4,871)	$(11,885)

Adjusted operating gross margin and adjusted pre-tax loss from operations are non-GAAP financial measures.  Management finds these measures to be useful in evaluating the Company’s performance because they disclose the financial results generated from homes the Company actually delivered during the period, as the asset impairments and certain other write-offs relate, in part, to inventory that was not delivered during the period.  They also assist the Company’s management in making strategic decisions regarding the Company’s future operations.  The Company believes investors will also find these measures to be important and useful because they disclose profitability measures that can be compared to a prior period without regard to the variability of asset impairments and certain other write-offs. In addition, to the extent that the Company’s competitors provide similar information, disclosure of these measures helps readers of the Company’s financial statements compare profits to its competitors with regard to the homes they deliver in the same period. In addition, because these measures are not calculated in accordance with GAAP, they may not be completely comparable to similarly titled measures of the Company’s competitors due to potential differences in methods of calculation and charges being excluded. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

The following table shows, by segment, revenue, operating (loss) income, interest expense and other loss for the three months ended March 31, 2010 and 2009, as well as the Company’s total loss before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2010	2009
Revenue:
Midwest homebuilding	$57,908	$38,014
Florida homebuilding	19,433	23,646
Mid-Atlantic homebuilding	38,341	31,500
Financial services	3,707	2,989
Total revenue	$119,389	$96,149

Operating (loss) income:
Midwest homebuilding (a)	$(166)	$(5,118)
Florida homebuilding (a)	(2,597)	(11,334)
Mid-Atlantic homebuilding (a)	(364)	(3,860)
Financial services	1,862	1,351
Less: Corporate selling, general and administrative expenses (b)	(5,256)	(4,862)
Total operating loss	$(6,521)	$(23,823)

Interest expense:
Midwest homebuilding	$997	$1,524
Florida homebuilding	437	696
Mid-Atlantic homebuilding	578	926
Financial services	129	50
Total interest expense	$2,141	$3,196

Other loss (c)	-	(941)

Loss before income taxes	$(8,662)	$(27,960)

(a)
At March 31, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs were $3.2 million and $11.0 million, respectively.  These charges increased operating loss by less than $0.1 million and $1.4 million in the Midwest region, $1.7 million and $6.7 million in the Florida region, and $1.4 million and $2.9 million in the Mid-Atlantic region for the three months ended March 31, 2010 and 2009, respectively.

(b)	The three months ended March 31, 2010 and 2009 include the impact of severance charges of $0.1 million and $0.2 million, respectively.

(c)	Other loss is comprised of the loss on the sale of the Company’s airplane during the first quarter of 2009.

The following table shows total assets by segment:

	At March 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$976	$50	$305	$-	$1,331
Inventory (a)	228,840	73,683	138,813	-	441,336
Investments in unconsolidated entities	6,125	4,251	-	-	10,376
Other assets	7,028	7,868	8,865	184,187	207,948
Total assets	$242,969	$85,852	$147,983	$184,187	$660,991

	At December 31, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,001	$50	$285	$-	$1,336
Inventory (a)	213,592	70,117	135,244	-	418,953
Investments in unconsolidated entities	6,051	4,248	-	-	10,299
Other assets	3,415	6,382	6,469	216,974	233,240
Total assets	$224,059	$80,797	$141,998	$216,974	$663,828

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

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Midwest Region
Homes delivered	265	176
Average sales price per home delivered	$219	$216
Revenue homes	$57,908	$38,014
Operating loss homes (a)	$(166)	$(5,118)
New contracts, net	436	347
Backlog at end of period	588	536
Average sales price of homes in backlog	$235	$206
Aggregate sales value of homes in backlog	$138,000	$110,000
Number of active communities	66	68
Florida Region
Homes delivered	93	102
Average sales price per home delivered	$209	$225
Revenue homes	$19,347	$22,989
Revenue third party land sales	$86	$657
Operating loss homes (a)	$(2,601)	$(11,525)
Operating income land (a)	$4	$191
New contracts, net	139	111
Backlog at end of period	101	86
Average sales price of homes in backlog	$224	$240
Aggregate sales value of homes in backlog	$23,000	$21,000
Number of active communities	22	21
Mid-Atlantic Region
Homes delivered	121	116
Average sales price per home delivered	$317	$272
Revenue homes	$38,341	$31,500
Operating loss homes (a)	$(364)	$(3,860)
New contracts, net	190	209
Backlog at end of period	247	217
Average sales price of homes in backlog	$348	$285
Aggregate sales value of homes in backlog	$86,000	$62,000
Number of active communities	21	30
Total Homebuilding Regions
Homes delivered	479	394
Average sales price per home delivered	$242	$235
Revenue homes	$115,596	$92,503
Revenue third party land sales	$86	$657
Operating loss homes (a)	$(3,131)	$(20,503)
Operating income land (a)	$4	$191
New contracts, net	765	667
Backlog at end of period	936	839
Average sales price of homes in backlog	$264	$230
Aggregate sales value of homes in backlog	$247,000	$193,000
Number of active communities	109	119
Financial Services
Number of loans originated	385	346
Value of loans originated	$80,751	$72,962
Revenue	$3,707	$2,989
Selling, general and administrative expenses	$1,845	$1,638
Interest expense	$129	$50
Income before income taxes	$1,733	$1,301

(a)	Amount includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for the three months ended March 31, 2010 and 2009 as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009
Midwest:
Homes	$11	$1,414
Land	-	-
	11	1,414
Florida:
Homes	1,736	6,680
Land	-	-
	1,736	6,680
Mid-Atlantic:
Homes	1,444	2,884
Land	-	-
	1,444	2,884
Total
Homes	$3,191	$10,978
Land	$-	$-
	$3,191	$10,978

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the quarters ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Midwest	21.2%	23.2%
Florida	10.9%	10.5%
Mid-Atlantic	13.2%	17.7%

Total cancellation rate	17.6%	19.6%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Midwest Region.  Homebuilding revenue for our Midwest region increased $19.9 million (52%) for the quarter ended March 31, 2010 from $38.0 million for the quarter ended March 31, 2009 to $57.9 million.  This increase was primarily the result of a 51% increase in homes delivered, from 176 in the first quarter of 2009 to 265 in the first quarter of 2010, along with a slight increase in the average sales price of homes delivered, from $216,000 in 2009 to $219,000 in 2010.  Excluding impairment charges of less than $0.1 million and $1.4 million for the first quarters of 2010 and 2009, respectively, our adjusted operating gross margins were 12.5% and 6.6% for those same periods in our Midwest region.  The 5.9% increase was a result of the benefits we are getting from our hard cost reduction efforts and the value engineering of our products.  Our Midwest operating loss decreased 96%, from $5.1 million in 2009 to $0.2 million in 2010, which was primarily the result of the increase in homes delivered discussed above.  Selling, general and administrative expenses increased $1.2 million, from $6.2 million for the quarter ended March 31, 2009 to $7.4 million for the quarter ended March 31, 2010, due to an increase in variable selling expenses, advertising expenses, payroll related expenses, and sales office expenses related to our volume increase.  For the three months ended March 31, 2010, our Midwest region new contracts increased 26% from 347 in the first quarter of 2009 to 436 in the first quarter of 2010.  We have been actively trying to improve our absorption rates and, as a result, our first quarter 2010 monthly absorption rate in the Midwest was 2.3 per community, compared to 1.6 per community in the first quarter of 2009.  Our Midwest backlog units at March 31, 2010 increased 10%, from 536 at March 31, 2009 to 588 at March 31, 2010, and our quarter-end backlog sales value also increased, from $110.2 million at March 31, 2009 to $138.1 million at March 31, 2010, with an average sales price of homes in backlog of $235,000 at March 31, 2010 compared to $206,000 at March 31, 2009.

Florida Region.  For the quarter ended March 31, 2010, Florida homebuilding revenue decreased by $4.2 million (18%) compared to the same period in 2009.  The decrease in revenue was primarily due to the 9% decrease in homes delivered, from 102 in the first quarter of 2009 to 93 in the first quarter of 2010, coupled with a 7% decrease in the average sales price of homes delivered, from $225,000 in the first quarter of 2009 to $209,000 in the first quarter of 2010.  There was also an 86% decrease in revenue from outside land sales, which was $0.1 million for the first quarter of 2010, compared to $0.7 million for the first quarter of 2009.  Excluding impairment charges of $1.7 million and imported drywall charges of $0.6 million for the quarter ended March 31, 2010, and impairment charges of $6.7 million and imported drywall charges of $4.0 million for the quarter ended March 31, 2009, our adjusted operating gross margins were 16.9% and 12.7% for those same periods, primarily due to the benefits we are getting from our hard cost reduction efforts and the value engineering of our products.  Operating loss decreased by $8.7 million, from $11.3 million in the first quarter of 2009 to $2.6 million in the first quarter of 2010 primarily due to the increase in our gross margins.  Selling, general and administrative expenses decreased $0.1 million, from $3.7 million for the quarter ended March 31, 2009 to $3.6 million for the quarter ended March 31, 2010 due to a decrease in variable selling expenses, model home expenses, and land related expenses, which were partially offset by an increase in advertising expenses, payroll related expenses, and sales office expenses.  For the first quarter of 2010, our Florida region new contracts increased 25% from 111 in 2009 to 139.  Our backlog units increased 17%, from 86 at March 31, 2009 to 101 at March 31, 2010, and the average sales price of homes in backlog decreased from $240,000 at March 31, 2009 to $224,000 at March 31, 2010.  We have been actively trying to improve our absorption rates and, as a result, our first quarter 2010 monthly absorption rate in our Florida region was 2.2 per community, compared to 1.6 per community in the first quarter of 2009.

Mid-Atlantic Region.  Homebuilding revenue in our Mid-Atlantic region increased $6.8 million (22%), from $31.5 million for the three months ended March 31, 2009 to $38.3 million for the three months ended March 31, 2010.  This increase in revenue was primarily due to the 4% increase in homes delivered, from 116 in the first quarter of 2009 to 121 in the first quarter of 2010, together with the 17% increase in the average sales price of homes delivered, from $272,000 in the first quarter of 2009 to $317,000 in the first quarter of 2010.  Excluding impairment charges of $1.4 million and $2.9 million for the first quarters of 2010 and 2009, respectively, our adjusted operating gross margins were 16.8% and 11.8% for those same periods in our Mid-Atlantic region.  The 5.0% increase was primarily due to the increase in homes delivered, as well as the increase in the average sales price of homes delivered as discussed above, and the benefits we are getting from our hard cost reduction efforts and the value engineering of our products.  Operating loss decreased by $3.5 million, from $3.9 million in 2009 to $0.4 million in 2010, primarily due to the increase in our gross margins discussed above.  Selling, general and administrative expenses increased $0.7 million, primarily due to an increase in variable selling expenses, research and development expenses, payroll related expenses, professional fees, advertising expenses, and sales office expenses, which were partially offset by a decrease in model home expenses.  New contracts for our Mid-Atlantic region decreased 9%, from 209 in the first quarter of 2009 to 190 in the first quarter of 2010.  We have been actively trying to improve our absorption rates and, as a result, our first quarter 2010 monthly absorption rate in our Mid-Atlantic region was 3.0 per community, compared to 2.3 per community in the first quarter of 2009.  Quarter-end backlog increased 14% in units, from 217 at March 31, 2009 to 247 at March 31, 2010, and 39% in total sales value, from $61.9 million at March 31, 2009 to $86.0 million at March 31, 2010, with an average sales price of homes in backlog of $348,000 at March 31, 2010 compared to $285,000 at March 31, 2009.

Financial Services.  For the three months ended March 31, 2010, revenue from our mortgage and title operations increased $0.7 million (23%), from $3.0 million in the first quarter of 2009 to $3.7 million in the first quarter of 2010, due primarily to an 11% increase in the number of loan originations.  Operating income for our financial services segment increased $0.5 million (36%), from $1.4 million in the first quarter of 2009 to $1.9 million in the first quarter of 2010, primarily due to the increase in revenue described above.

At March 31, 2010, M/I Financial had mortgage operations in all of our markets.  Approximately 85% of our homes delivered during the first quarter of 2010 that were financed were through M/I Financial, compared to 90% in 2009.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses increased $0.4 million (8%), from $4.9 million in the first quarter of 2009 to $5.3 million in the first quarter of 2010.  The increase was primarily due to an increase of approximately $0.6 million in payroll and incentive related expenses.  These increases were partially offset by a $0.3 million decrease in professional fees.

Interest Expense - Net.  Interest expense for the Company decreased $1.1 million (34%), from $3.2 million for the quarter ended March 31, 2009 to $2.1 million for the quarter ended March 31, 2010.  This decrease was primarily due to the decrease in our weighted average borrowings from $224.8 million in the first quarter of 2009 to $209.1 million in the first quarter of 2010, and a slight decrease in our weighted average borrowing rate, from 8.94% for the three months ended March 31, 2009 to 8.55% for the three months ended March 31, 2010.  There was also a $0.5 million increase in interest capitalized from the first quarter of 2009 to the first quarter of 2010 due to the recent increase in land development activities.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

Funding for our business has been provided principally by cash flow from operating activities, borrowings under our credit facilities, and the public debt and equity markets.  In the first quarter of 2010, we purchased $25.3 million of land and lots and spent $5.6 million on land development activities.  Excluding land purchases, land development costs, and land sales, we had cash flows from operations of $26.2 million.

At March 31, 2010, our ratio of net debt to net capital was 23%, compared to 34% at March 31, 2009.  Net debt to net capital consists of total debt net of cash divided by total debt net of cash plus shareholders’ equity.  We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Historically, we had used our Second Amended and Restated Credit Agreement dated October 6, 2006 (as amended, the “Credit Facility”) as a partial source of funding for our homebuilding operations.  However, as we have generated substantial cash flows from operations and accumulated a significant cash balance in recent quarters, we have not borrowed under the Credit Facility since December 2008.  The Credit Facility will expire in October 2010 and we are currently in the process of obtaining commitments from banks for a new three-year, $100 million credit facility, which we expect to close in the second quarter of 2010.

Operating Cash Flow Activities

During the first quarter of 2010, we used $4.6 million of cash from our operating activities, compared to the $53.6 million of cash generated from our operating activities in the first quarter of 2009.  For the three months ended March 31, 2010, our $30.9 million investment in land was the main contributor to our operating cash outflow, along with a $6.8 million decrease in cash held in escrow and a $2.3 million decrease in accrued compensation expenses.  Partially offsetting these outflows was the $25.9 million income tax refund that we received in the first quarter.

The amount of cash used in operating activities in the first quarter of 2010 represented a $58.2 million decrease from the $53.6 million of cash generated in the first quarter of 2009.  The decrease was primarily driven by a $34.1 million decrease in the net change in our inventory, which was the result of our increased investment in land as our strategy becomes slightly more offensive when compared to 2009’s first quarter.  In the first quarter of 2010, we purchased $25.3 million of land and lots, compared to $10.7 million purchased in the first quarter of 2009, and we are currently projecting to purchase an additional $75 million of land and lots in the remainder of 2010.  The decrease of cash generated by operating activities in the first quarter of 2010 was also the result of an increase in cash held in escrow that exceeded last year’s first quarter decrease by $11.3 million.  In addition, in 2009 we received a tax refund of $36.4 million versus $25.9 million in 2010.

The net cash provided by our operating activities during the past three years has resulted in substantial liquidity and provides us with the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market.  While over the past several years we have substantially slowed our purchases of undeveloped land and our development spending on land, we are, as mentioned above, planning on increasing our land investment, purchasing or contracting to purchase land and finished lots in many markets with a goal to drive increased sales and home closings and return to profitability.  As we work towards this goal, we expect to generate less cash flow from asset reductions during 2010 than we have over the past three years.  However, we will actively monitor market conditions and plan to adjust our spending accordingly, which may be up or down.

In the normal course of our business, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $2.6 million as of March 31, 2010 as consideration for the right to purchase land and lots in the future, including the right to purchase $95.8 million of land and lots during the years 2010 through 2016.

Investing Cash Flow Activities

We used $2.8 million of cash in investing activities for the three months ended March 31, 2010, which was primarily the result of a $2.0 million increase in restricted cash.  Restricted cash primarily consists of homebuilding cash the Company had designated as collateral at March 31, 2010 in accordance with the four secured Letter of Credit Facilities (“LOC Facilities”) that the Company entered into in 2009.  Of the $21.2 million of restricted cash, $20.7 million relates to collateral for the LOC Facilities, and $0.5 million is restricted cash required to cover various other matters.  Along with the increase in restricted cash, there was also $0.6 million in property and equipment purchases.

Financing Cash Flow Activities

For the three months ended March 31, 2010, our financing activities provided less than $0.1 million of cash, including $0.2 million of borrowings (net of repayments) under M/I Financial’s secured credit agreement that was scheduled to expire on May 15, 2010 (the “Previous MIF Credit Agreement”).  Our borrowings were partially offset by $0.1 million of principal repayments on our mortgage notes payable.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  We routinely monitor current operational requirements, financial market conditions, and credit relationships.  We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  We further believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary to our cash management if market conditions continue to deteriorate and extend beyond our expectations.  We cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.  Please refer to “Item 1A. Risk Factors” in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of March 31, 2010:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding (a)	10/6/2010	$ -	$ 24,592
Note payable bank – financial services	5/15/2010	$ 24,292	$ -
Senior notes	4/1/2012	$200,000	$ -
Universal shelf registration (b)	-	$ -	$ 194,055

(a)
The available amount is calculated in accordance with the borrowing base calculation under the Credit Facility and can be increased if we secure additional assets or invest additional amounts in the current pledged assets.  The maximum Aggregate Commitment amount under the Credit Facility is $150 million.

(b)	This shelf registration is intended to allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Notes Payable Banks - Homebuilding.  At March 31, 2010, the Company’s homebuilding operations did not have any outstanding borrowings, but had outstanding letters of credit totaling $9.2 million under the Credit Facility, and we had pledged $109.6 million of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility.  The Credit Facility provides for a maximum borrowing amount of $150 million.  Under the terms of the Credit Facility, the $150 million capacity includes a maximum amount of $100 million in outstanding letters of credit.  Borrowing availability is determined based on the lesser of: (1) Credit Facility loan capacity less Credit Facility borrowings (including cash borrowings and letters of credit) or (2) the calculated maximum secured borrowing base cash plus Qualified Real Property, less the actual borrowing.

As of March 31, 2010, net borrowing availability under the amended Credit Facility was $24.6 million in accordance with the borrowing base calculation.  The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets.  The borrowing availability can also be increased by increasing investments in assets currently pledged, although this increase is offset by the collateral value of homes delivered that are within the pledged asset pool.  Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin ranging from 350 to 425 basis points, or at the Eurodollar Rate plus a margin ranging from 450 to 525 basis points.  The Alternate Base Rate is defined as the higher of the Prime Rate, the Federal Funds Rate plus 50 basis points, or the one month Eurodollar Rate plus 100 basis points.

Our Credit Facility expires in October 2010 and we are currently in the process of obtaining commitments from banks for a new three-year, $100 million credit facility which we expect to close in the second quarter of 2010.  We expect the new senior secured revolving credit facility to have $100 million of availability, with a sublimit of $25 million available for the issuance of standby letters of credit, and a one-time option within 90 days of closing to increase the facility to $125 million.  We expect the terms of the new senior secured credit facility to be substantially similar to our current Credit Facility, as outlined below, with an initial minimum tangible net worth requirement of $200 million and a maximum allowed leverage ratio of 1.50 to 1.00.  Please see our risk factor “If we are not able to obtain suitable financing, our business may be negatively impacted” in “Item 1A. Risk Factors” in Part I of our Annual Report on Form

10-K for the year ended December 31, 2009 for more information regarding the risks surrounding the expiration of our Credit Facility.  However, despite these risks, we believe our balance of unrestricted cash, combined with our ability to generate additional cash flow from operating activities, provides us with sufficient liquidity for our operations in 2010.

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
●
requiring one of the following:  either the ratio of EBITDA to consolidated interest incurred (the “Interest Coverage Ratio”) to be greater than 1.5x; or the ratio of adjusted cash flow from operations to consolidated interest incurred (the “Adjusted Cash Flow Ratio”) to be greater than 1.50x, or requiring us to maintain unrestricted cash of more than $25 million;

●	prohibiting secured indebtedness, other than the Credit Facility, the MIF Credit Agreement, and the LOC Facilities from exceeding $25 million;
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

As of March 31, 2010, the Company was in compliance with all restrictive covenants of the Credit Facility.  The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants:

Financial Covenant		Covenant Requirement	Actual
(Dollars in millions)
Minimum Net Worth (a)	=	$ 119.3	$ 317.4
Leverage Ratio (b)	≤	2.00 to 1.00	0.76 to 1.00
Adjusted Cash Flow Ratio (c)	≥	1.50 to 1.00	1.69 to 1.00
Permitted Debt Based on Borrowing Base (d)	≤	$ 33.8	$ 9.2
Total Land Restriction	≤	$ 396.7	$ 171.3
Spec and Model Homes Restriction	≤	1,070	519

(a)
Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Facility) was calculated based on the stated amount of our consolidated equity less intangible assets of $1.9 million as of March 31, 2010.

(b)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

(c)	If the adjusted cash flow ratio is below 1.50X, the Company is required to maintain unrestricted cash in an amount not less than $25 million.

(d)	Actual amount includes letters of credit outstanding under the Credit Facility.

In 2009, the Company entered into four LOC Facilities with a combined borrowing capacity of $35 million.  The maturities of three of the LOC Facilities range from August 31, 2010 to August 31, 2011, while the fourth LOC Facility remains in effect until the Company gives notice of termination.  As of March 31, 2010, we were in compliance with all restrictive covenants set forth in the LOC Facilities.  There are also cross defaults to the Credit Facility discussed above under the LOC Facilities, as well as collateral requirements which the Company is required to cover solely with cash.  At March 31, 2010, there was $19.4 million outstanding under the LOC Facilities which was collateralized with $20.7 million of restricted cash.

We continue to operate in a challenging economic environment, and our ability to comply with our debt covenants may be affected by economic or business conditions beyond our control.  However, we believe that our balance of unrestricted cash, available borrowing options, and other sources of liquidity will be sufficient to fund currently anticipated working capital, planned capital spending, and debt service requirements for at least the next twelve months.

Note Payable Bank – Financial Services.  On April 27, 2010, M/I Financial closed a one-year renewal of its secured credit agreement (the “MIF Credit Agreement”).  This agreement replaced the Previous MIF Credit Agreement.

The MIF Credit Agreement provides M/I Financial with $45.0 million maximum borrowing availability, an increase of $15.0 million from the maximum availability under the Previous MIF Credit Agreement.  In addition, unlike the Previous MIF Credit Agreement, the MIF Credit Agreement is not guaranteed by the Company.  The MIF Credit Agreement, which expires on April 26, 2011, is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  Under the MIF Credit Agreement, M/I Financial shall not permit the ratio of total liabilities to adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to exceed 4.50 to 1.00.  M/I Financial also shall not permit its adjusted tangible net worth to be less than $10.0 million or the ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate of the greater of the floating LIBOR rate (LIBOR plus 400 basis points) or 5.25%.

At March 31, 2010, there was $24.3 million outstanding under the Previous MIF Credit Agreement.  As of March 31, 2010, the Company and M/I Financial were in compliance with all restrictive covenants of the Previous MIF Credit Agreement.

Senior Notes.  At March 31, 2010, we had $200.0 million of 6.875% Senior Notes outstanding.  The notes are due April 2012.  The Credit Facility prohibits the early repurchase of the Senior Notes.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, as well as the ability to repurchase any shares.  If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At March 31, 2010, our restricted payments basket was ($164.3) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as from repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005.

Our goal is to provide for the refinancing of our Senior Notes in advance of the maturity date.  We continue to monitor the capital markets and review refinancing alternatives, including the estimated issuance cost of new debt and the estimated cost of redeeming our senior notes, and we will weigh those factors in determining when to refinance the notes, being mindful of the maturity date as it approaches.

Weighted Average Borrowings.  For the three months ended March 31, 2010 and 2009, our weighted average borrowings outstanding were $209.1 million and $224.8 million, respectively, with a weighted average interest rate of 8.55% and 8.94%, respectively.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.

Preferred Shares.  On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million.  Dividends on the Preferred Shares are non-cumulative and are paid at an annual rate of 9.75%.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, payable in cash of $25 per depositary share.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us.  Holders of the Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

We did not pay any dividends on the Preferred Shares in the first quarter of 2010.  Pursuant to certain restrictive covenants in the indenture governing our Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted until such time that the restricted payments basket (as defined in the indenture) has been restored or our Senior Notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

Universal Shelf Registration.  On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the shelf registration statement, the Company may, from time to time over an extended period, offer new debt, equity and certain other securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.  As of March 31, 2010, $194.1 million remains available under the universal shelf registration statement for future offerings.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of March 31, 2010 to be the amount invested of $10.4 million, plus letters of credit and bonds totaling $0.4 million that serve as completion bonds for the development work in progress, and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 11 and Note 12 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of March 31, 2010 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $2.6 million, including prepaid acquisition costs of $0.4 million, and letters of credit of $0.9 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements, and miscellaneous deposits.  As of March 31, 2010, the Company had outstanding $57.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $23.8 million of performance bonds and $20.0 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.2 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $8.6 million of financial letters of credit; and (3) $5.0 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation.  Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  The impact of increased rates can be offset, in part, by offering variable rate loans with lower interest rates.  In conjunction with our mortgage financing services, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes.

During the past few years, we have experienced some detrimental effect from inflation, particularly the inflation in the cost of land that occurred several years ago.   As a result of declines in market conditions in most of our markets, in certain communities we have been unable to recover the cost of these higher land prices, resulting in lower gross margins and significant charges being recorded in our operating results due to the impairment of inventory and investments in Unconsolidated LLCs, and other write-offs relating to deposits and pre-acquisition costs of abandoned land transactions.  In recent years, we have not experienced a detrimental effect from inflation in relation to our home construction costs, and we have been successful in reducing certain of these costs with our subcontractors.  However, unanticipated construction costs or a change in market conditions may occur during the period between the date sales contracts are entered into with customers and the delivery date of the related homes, resulting in lower gross profit margins.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Credit Agreement, which permit borrowings of up to $180 million as of March 31, 2010, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $1.3 million and $2.6 million at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in an asset of less than $0.1 million.  At December 31, 2009, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in an asset of $0.1 million.  For the three months ended March 31, 2010 and 2009, we recognized less than $0.1 million of income and less than $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At March 31, 2010 and December 31, 2009, the notional amount of the uncommitted IRLCs was $62.6 million and $42.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.1 million and a liability of less than $0.1 million at March 31, 2010 and December 31, 2009, respectively.  For the three months ended March 31, 2010 and 2009, we recognized $0.1 million of income and $0.1 million of expense, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At March 31, 2010 and December 31, 2009, the notional amount under these FMBSs was $69.0 million and $43.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.6 million and $0.7 million, respectively.  For the three months ended March 31, 2010 and 2009, we recognized $0.1 million and less than $0.1 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $2.4 million and $27.7 million at March 31, 2010 and December 31, 2009, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.2 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively.  For the three months ended March 31, 2010 and 2009, we recognized income of $0.6 million and expense of $0.3 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were both $33.0 million at March 31, 2010, and $8.0 million and $8.6 million, respectively, at December 31, 2009.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of March 31, 2010 and December 31, 2009, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.2 million and $0.1 million, respectively.  For the three months ended March 31, 2010 and 2009, we recognized income of $0.1 million and $0.6 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2010:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2010	2011	2012	2013	2014	Thereafter	Total	3/31/10
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.81%	$35,975	$ -	$ -	$ -	$ -	$ -	$ 35,975	$ 34,931
Variable rate	4.00%	214	-	-	-	-	-	214	209

LIABILITIES:
Long-term debt – fixed rate	6.91%	$ 232	$ 332	$200,360	$ 391	$ 424	$ 4,346	$206,085	$199,288
Long-term debt – variable rate	5.25%	24,291	-	-	-	-	-	24,291	24,292

ITEM 4:  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by the Company's management, with the participation of the Company’s principal executive officer and principal financial officer.  Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”).  The plaintiff alleges that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney’s fees.  The Company filed a responsive pleading on or about April 30, 2009.  This case has been consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”).  In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and five other homeowners are named as plaintiffs in an omnibus class action complaint filed in December 2009 against a certain identified manufacturer of drywall and others (including the Company) and one other homeowner is named as a plaintiff in another omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”).  As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief.  The Company intends to vigorously defend against the claims.  Please refer to Note 13 of the Company’s Unaudited Condensed Consolidated Financial Statements for further information on this matter.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Other factors beyond those referred to above, including factors known to us which we have not currently determined to be material, could also adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million worth of its outstanding common shares.  The repurchase program expires on November 8, 2010 and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three month period ended March 31, 2010, the Company did not repurchase any shares.  As of March 31, 2010, the Company had approximately $6.7 million available to repurchase outstanding common shares from the Board-approved repurchase program.  As discussed in Note 15 to our Unaudited Condensed Consolidated Financial Statements, because our “restricted payments basket” under the indenture governing our senior notes is less than zero, we are restricted from repurchasing any shares under our common shares repurchase program.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1 to January 31, 2010	-	$ -	-	$6,715,000
February 1 to February 28, 2010	-	-	-	$6,715,000
March 1 to March 31, 2010	-	-	-	$6,715,000
Total	-	$ -	-	$6,715,000

(1)	On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million worth of its outstanding common shares. This repurchase program expires on November 8, 2010.

Item 3.  Defaults Upon Senior Securities  - None.

Item 5.  Other Information  - None.

Item 6.  Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1	Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and Huntington National Bank, as Administrative Agent, dated April 27, 2010 (Filed herewith.)

10.2
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan.  (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010.)

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

M/I Homes, Inc.
(Registrant)

Date:	April 30, 2010	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	April 30, 2010	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and Huntington National Bank, as Administrative Agent, dated April 27, 2010 (Filed herewith.)

10.2
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan.  (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2010.)

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