Form 10-Q
period 2010-06-30
M I HOMES INC
filed 2010-07-30
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Common shares, par value $.01 per share: 18,523,335 shares outstanding as of July 27, 2010

M/I HOMES, INC.
FORM 10-Q

TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

	Item 1.	M/I Homes, Inc. and Subsidiaries Unaudited Condensed Consolidated
		Financial Statements

		Condensed Consolidated Balance Sheets at June 30, 2010 (Unaudited) and
		December 31, 2009	3

		Unaudited Condensed Consolidated Statements of Operations for the
		Three and Six Months Ended June 30, 2010 and 2009	4

		Unaudited Condensed Consolidated Statement of Shareholders’ Equity
		for the Six Months Ended June 30, 2010	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2010 and 2009	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 3.	Defaults Upon Senior Securities	47

	Item 5.	Other Information	47

	Item 6.	Exhibits	47

Signatures			48

Exhibit Index			49

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$81,602	$109,930
Restricted cash	47,071	22,302
Mortgage loans held for sale	51,944	34,978
Inventory	433,248	420,289
Property and equipment - net	17,778	18,998
Investment in unconsolidated limited liability companies	10,569	10,299
Income tax receivable	4,450	30,135
Other assets	18,494	16,897
TOTAL ASSETS	$665,156	$663,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$48,376	$38,262
Customer deposits	4,490	3,831
Other liabilities	50,009	56,426
Community development district obligations	7,575	8,204
Obligation for consolidated inventory not owned	-	616
Note payable bank - financial services operations	33,911	24,142
Note payable – other	6,010	6,160
Senior notes – net of discount of $448 and $576, respectively, at June 30, 2010
and December 31, 2009	199,552	199,424
TOTAL LIABILITIES	349,923	337,065

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Preferred shares – $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares – $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares	221	221
at June 30, 2010 and December 31, 2009
Additional paid-in capital	139,055	137,492
Retained earnings	150,705	163,847
Treasury shares – at cost – 3,578,504 and 3,580,987 shares, respectively, at
June 30, 2010 and December 31, 2009	(71,073)	(71,122)
TOTAL SHAREHOLDERS’ EQUITY	315,233	326,763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$665,156	$663,828

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$196,404	$116,146	$315,793	$212,295
Costs, expenses and other loss:
Land and housing	165,063	101,598	264,371	189,513
Impairment of inventory and investment in unconsolidated
limited liability companies	6,294	6,576	9,410	17,522
General and administrative	13,561	16,415	26,453	28,417
Selling	14,153	9,629	24,747	18,738
Interest	2,079	1,811	4,220	5,007
Other loss	-	-	-	941
Total costs, expenses and other loss	201,150	136,029	329,201	260,138

Loss before income taxes	(4,746)	(19,883)	(13,408)	(47,843)

Provision (benefit) for income taxes	61	19	(266)	188

Net loss	$(4,807)	$(19,902)	$(13,142)	$(48,031)

Loss per common share:
Basic	$(0.26)	$(1.26)	$(0.71)	$(3.22)
Diluted	$(0.26)	$(1.26)	$(0.71)	$(3.22)

Weighted average shares outstanding:
Basic	18,523	15,790	18,522	14,913
Diluted	18,523	15,790	18,522	14,913

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2010
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders’
(Dollars in thousands)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2009	4,000	$96,325	18,520,736	$221	$137,492	$163,847	$(71,122)	$326,763
Net loss	-	-	-	-	-	(13,142)	-	(13,142)
Income tax benefit from stock options and
deferred compensation distributions	-	-	-	-	(14)	-	-	(14)
Stock options exercised	-	-	600	-	(7)	-	12	5
Stock-based compensation expense	-	-	-	-	1,484	-	-	1,484
Deferral of executive and director
compensation	-	-	-	-	137	-	-	137
Executive and director deferred
compensation distributions	-	-	1,883	-	(37)	-	37	-
Balance at June 30, 2010	4,000	$96,325	18,523,219	$221	$139,055	$150,705	$(71,073)	$315,233

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(13,142)	$(48,031)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	9,667	12,130
Impairment of investment in unconsolidated limited liability companies	-	6,808
Mortgage loan originations	(212,347)	(163,612)
Proceeds from the sale of mortgage loans	198,198	169,234
Fair value adjustment of mortgage loans held for sale	(2,817)	1,641
Net loss from property disposals	7	941
Bad debt expense	-	1,148
Depreciation	2,555	2,599
Amortization of intangibles, debt discount and debt issue costs	1,350	1,256
Stock-based compensation expense	1,484	1,505
Deferred income tax benefit	(4,921)	(19,328)
Deferred tax asset valuation allowance	4,921	19,328
Income tax receivable	25,685	36,389
Excess tax expense from stock-based payment arrangements	14	130
Equity in undistributed loss (income) of unconsolidated limited liability companies	6	(7)
Write-off of unamortized debt discount and financing costs	311	554
Change in assets and liabilities:
Cash held in escrow	(9,808)	3,597
Inventory	(24,424)	155
Other assets	744	1,127
Accounts payable	10,114	17,236
Customer deposits	659	2,011
Accrued compensation	(1,015)	(4,227)
Other liabilities	(5,279)	(1,733)
Net cash (used in) provided by operating activities	(18,038)	40,851

INVESTING ACTIVITIES:
Restricted cash	(14,961)	(76,321)
Purchase of property and equipment	(771)	(3,127)
Proceeds from the sale of property	-	7,878
Investment in unconsolidated limited liability companies	(289)	(801)
Return of investment from unconsolidated limited liability companies	13	15
Net cash used in investing activities	(16,008)	(72,356)

FINANCING ACTIVITIES:
Proceeds from (repayments of) bank borrowings - net	9,769	(15,600)
Principal repayments of note payable-other and community
development district bond obligations	(168)	(10,638)
Net proceeds from the issuance of common stock	-	52,568
Debt issue costs	(3,874)	(2,122)
Payments on capital lease obligations	-	(91)
Proceeds from exercise of stock options	5	-
Excess tax benefit from stock-based payment arrangements	(14)	(130)
Net cash provided by financing activities	5,718	23,987
Net decrease in cash	(28,328)	(7,518)
Cash balance at beginning of period	109,930	32,518
Cash balance at end of period	$81,602	$25,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$2,693	$3,154
Income taxes	$266	$136

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(611)	$(845)
Consolidated inventory not owned	$(616)	$(4,746)
Distribution of single-family lots from unconsolidated limited liability companies	$-	$2
Transfer between other assets and inventory	$-	$(813)
Deferral of executive and director compensation	$137	$113
Executive and director deferred compensation distributions	$37	$211

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

NOTE 2.  Cash and Restricted Cash

The table below is a summary of our cash balances at June 30, 2010 and December 31, 2009:

(In thousands)	June 30, 2010	December 31, 2009

Homebuilding	$69,411	$96,464
Financial services	12,191	13,466
Unrestricted cash	$81,602	$109,930
Restricted cash	47,071	22,302
Total cash	$128,673	$132,232

Restricted cash primarily consists of homebuilding cash the Company had designated as collateral at June 30, 2010 and December 31, 2009 in accordance with the four secured Letter of Credit Facilities that were entered into in July 2009 and the new Letter of Credit Facility entered into on June 4, 2010 (collectively, the “LOC Facilities”).  Restricted cash also includes cash held in escrow of $13.0 million and $3.1 million at June 30, 2010 and December 31, 2009, respectively.

NOTE 3.   Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure.  ASU 2010-06 was effective for the Company beginning January 1, 2010.  The Company’s disclosures conform to the requirements of ASU 2010-06.  Refer to Note 4 for additional discussion of fair value measurements.

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

The fair value is based on published prices for mortgage-backed securities with similar characteristics, and the buyup fees received or buydown fees to be paid upon securitization of the loan. The buyup and buydown fees are calculated pursuant to contractual terms with investors.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company sells the majority of its loans on a servicing released basis, and receives a servicing release premium upon sale.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and historical experience.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $0.8 million at June 30, 2010.  At June 30, 2010, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in an asset of less than $0.1 million.  For both the three and six months ended June 30, 2010, we recognized income of less than $0.1 million relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At June 30, 2010, the notional amount of the uncommitted IRLCs was $41.2 million.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.7 million at June 30, 2010.  For the three and six months ended June 30, 2010, we recognized income of $0.6 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At June 30, 2010, the notional amount under these FMBSs was $46.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.6 million.  For the three and six months ended June 30, 2010, we recognized expense of $1.2 million and $1.3 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $4.5 million at June 30, 2010.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million at June 30, 2010.  For the three and six months ended June 30, 2010, we recognized income of $0.2 million and $0.7 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $45.0 million and $45.2 million, respectively, at June 30, 2010.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of June 30, 2010, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $1.4 million.  For the both the three and six months ended June 30, 2010, we recognized expense of $1.5 million relating to marking these FMBSs to market.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage loans held for sale	$1,670	$-	$1,670	$-
Forward sales of mortgage-backed securities	(1,951)	-	(1,951)	-
Interest rate lock commitments	702	-	702	-
Best-efforts contracts	(103)	-	(103)	-

Total	$318	$-	$318	$-

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.  We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.  In addition, due to the fact that the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

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

These, and other local market-specific factors that may impact project assumptions discussed above, are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community.

Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.  As of June 30, 2010, we utilized discount rates ranging from 13% to 16% in determining the fair value of our inventory and investments in Unconsolidated LLCs.

Operating Communities:  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographic areas and are largely dependent on local market conditions.  Some of the most critical assumptions in the Company’s cash flow models are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates, and availability of competing products in the geographic area where a community is located.  When analyzing the Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters, as well as forecasted population demographics, unemployment rates, and availability of competing products.

In order to determine the assumed sales prices included in its cash flow models, the Company analyzes the historical sales prices realized on homes it delivered in the community and other communities in the geographic area as well as the sales prices included in its current backlog for such communities.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities and sales prices on similar products in non-neighboring communities in the geographic area where the community is located.  When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends.  Ultimately, upon this analysis, the Company sets a current sales price for each house type in the community, using the aforementioned information, which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then uses the average of these “published” sales prices in its cash flow models.

In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure.  With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company’s annual budget for the overall market area adjusted for actual experience that is materially different than budgeted rates.

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

Land Held for Sale:  Land held for sale includes land that meets all of the following six criteria:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.  In performing an impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.  If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

Investment In Unconsolidated Limited Liability Companies:  The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC.  As of June 30, 2010, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis at June 30, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Inventory	$5,642	$-	$-	$5,642

Total fair value measurements	$5,642	$-	$-	$5,642

NOTE 5.  Risk Management and Derivatives

As described in Note 4 above, in the normal course of business, our financial services segment is exposed to interest rate risk, and the Company uses derivatives to help manage this risk.

To meet the financing needs of our home-buying customers, M/I Financial Corp., our wholly-owned subsidiary (“M/I Financial”), is party to IRLCs, which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  These IRLCs are considered derivative financial instruments.  M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of FMBSs, use of best-

efforts whole loan delivery commitments, and the occasional purchase of options on FMBSs in accordance with Company policy.  These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives.

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

All derivatives are recognized on the balance sheet at their fair value.  The total notional amount of the Company’s derivatives as of June 30, 2010 and December 31, 2009 was $138.3 million and $126.1 million, respectively.  Refer to Note 4 above for further discussion of our derivative instruments.

The following tables set forth the fair value of the Company’s derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives At June 30, 2010		Liability Derivatives At June 30, 2010
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$-	Other liabilities	$1,951
Interest rate lock commitments	Other assets	702	Other liabilities	-
Best-efforts contracts	Other assets	-	Other liabilities	103
Total fair value measurements		$702		$2,054

	Asset Derivatives At December 31, 2009		Liability Derivatives At December 31, 2009
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$833	Other liabilities	$-
Interest rate lock commitments	Other assets	-	Other liabilities	145
Best-efforts contracts	Other assets	308	Other liabilities	-
Total fair value measurements		$1,141		$145

The following tables set forth the amount of (loss) gain recognized on our derivative instruments and their location in the Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended	Six Months Ended
Description of Derivatives	June 30, 2010 (in thousands)	June 30, 2010 (in thousands)	Location of (Loss) Gain Recognized on Derivatives
Forward sales of mortgage-backed securities	$(2,778)	$(2,784)	Financial Services Revenue
Interest rate lock commitments	637	847	Financial Services Revenue
Best-efforts contracts	123	(411)	Financial Services Revenue
Total loss recognized on derivatives	$(2,018)	$(2,348)

	Three Months Ended	Six Months Ended
Description of Derivatives	June 30, 2009 (in thousands)	June 30, 2009 (in thousands)	Location of (Loss) Gain Recognized on Derivatives
Forward sales of mortgage-backed securities	$1,501	$2,111	Financial Services Revenue
Interest rate lock commitments	(870)	(858)	Financial Services Revenue
Best-efforts contracts	155	(250)	Financial Services Revenue
Total gain recognized on derivatives	$786	$1,003

NOTE 6.   Inventory

A summary of the Company’s inventory as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
(In thousands)	2010	2009
Single-family lots, land and land development costs	$232,171	$232,127
Land held for sale	3,047	4,300
Homes under construction	171,113	158,998
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2010 - $3,166;
December 31, 2009 - $3,069)	17,176	14,726
Community development district infrastructure	7,575	8,186
Land purchase deposits	2,166	1,336
Consolidated inventory not owned	-	616
Total inventory	$433,248	$420,289

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

Homes under construction include homes that are finished and ready for delivery and homes in various stages of construction.  As of June 30, 2010 and December 31, 2009, we had 576 homes (with a carrying value of $59.2 million) and 545 homes (with a carrying value of $59.4 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models.  The amount also includes the net book value of furnishings included in our model homes.  Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  Refer to Note 4 and Note 7 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land.  On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits.  In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement.  For the three and six months ended June 30, 2010, the Company wrote off $0.2 million and $0.3 million, respectively, in option deposits and pre-acquisition costs.  Refer to Note 7 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

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

As of June 30, 2010, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream, as well as current risk free rates available in the market and estimated market risk premiums.

A summary of the Company’s valuation adjustments and write-offs for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Impairment of operating communities:
Midwest	$134	$1,523	$135	$2,863
Florida	437	2,388	511	3,872
Mid-Atlantic	2,886	1,111	2,976	3,979
Total impairment of operating communities (a)	$3,457	$5,022	$3,622	$10,714
Impairment of future communities:
Midwest	$2,837	$-	$2,837	$-
Florida	-	-	1,661	-
Mid-Atlantic	-	-	1,290	-
Total impairment of future communities (a)	$2,837	$-	$5,788	$-
Option deposits and pre-acquisition costs write-offs:
Midwest	$79	$520	$89	$523
Florida	-	-	1	14
Mid-Atlantic	103	864	167	879
Total option deposits and pre-acquisition costs write-offs (b)	$182	$1,384	$257	$1,416
Impairment of investments in Unconsolidated LLCs:
Midwest	$-	$-	$-	$72
Florida	-	1,554	-	6,736
Mid-Atlantic	-	-	-	-
Total impairment of investments in Unconsolidated LLCs (a)	$-	$1,554	$-	$6,808

Total impairments and write-offs of option deposits and
pre-acquisition costs	$6,476	$7,960	$9,667	$18,938

(a)	Amounts are recorded within Impairment of inventory and investment in unconsolidated limited liability companies in the Company’s Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations.

NOTE 8.   Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  A summary of capitalized interest is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Capitalized interest, beginning of period	$23,687	$25,923	$23,670	$25,836
Interest capitalized to inventory	2,737	2,520	4,985	4,279
Capitalized interest charged to cost of sales	(4,954)	(3,056)	(7,185)	(4,728)
Capitalized interest, end of period	$21,470	$25,387	$21,470	$25,387

Interest incurred – net	$4,816	$4,331	$9,205	$9,286

NOTE 9.   Investment in Unconsolidated Limited Liability Companies

At June 30, 2010, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company.  These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  The Company’s maximum exposure related to its investment in these entities as of June 30, 2010 was the amount invested of $10.6 million plus letters of credit and bonds totaling $0.3 million.  Included in the Company’s investment in Unconsolidated LLCs at June 30, 2010 and December 31, 2009 were $0.9 million and $0.8 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis.  If the fair value of the investment (see Note 4) is less than the investment’s carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE 10.   Guarantees and Indemnifications

Warranty

The Company offers a limited warranty program (the “Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty, on homes closed after September 30, 2007.  The Home Builder’s Limited Warranty covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between September 1, 1989 and April 24, 1998) and a thirty-year (for homes closed after April 24, 1998) transferable limited warranty against major structural defects.  Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.  The accrual amounts are based upon historical experience and geographic location.  Our warranty accruals are included in Other liabilities in the Company’s Unaudited Condensed Consolidated Balance Sheets.  A summary of warranty activity for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Warranty accrual, beginning of period	$8,429	$9,082	$8,657	$9,518
Warranty expense on homes delivered during the period	1,700	1,000	2,719	1,819
Changes in estimates for pre-existing warranties	(68)	(774)	(20)	(1,023)
Settlements made during the period	(1,583)	(1,776)	(2,878)	(2,782)
Warranty accrual, end of period	$8,478	$7,532	$8,478	$7,532

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $141.4 million and $186.2 million were covered under these guarantees as of June 30, 2010 and December 31, 2009, respectively.  A portion of the revenue paid to M/I Financial for providing these guarantees was deferred at June 30, 2010, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I

Financial has not repurchased any loans under the above agreements in 2010 or 2009, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $4.3 million and $3.6 million at June 30, 2010 and December 31, 2009, respectively.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.6 million and $1.8 million as of June 30, 2010 and December 31, 2009, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $1.9 million and $1.7 million at June 30, 2010 and December 31, 2009, respectively, which is management’s best estimate of the fair value of the Company’s liability.

The Company has also provided a guarantee of the performance and payment obligations of M/I Financial, up to an aggregate principal amount of $13.0 million.  The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

The Company’s $200 million of 6.875% senior notes (our “Senior Notes”) are fully and unconditionally guaranteed jointly and severally by substantially all of the Company’s wholly-owned subsidiaries.  The Company has no independent assets or operations, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.  The Company’s obligations under its new three-year secured revolving credit facility entered into on June 9, 2010 (the “Credit Facility”) are guaranteed by all of the Company’s subsidiaries (the “Guarantors”), with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 11.  Commitments and Contingencies

At June 30, 2010, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 748 homes with an aggregate sales price of approximately $200.0 million.  Based on our current housing gross margin of 14.4%, excluding the charge for impairment of inventory, less variable selling costs of 4.2% of revenue, less payments to date on homes in backlog of $89.2 million, we estimate payments totaling approximately $90.4 million to be made in 2010 relating to those homes.  At June 30, 2010, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $77.9 million.  Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At June 30, 2010, the Company had outstanding approximately $61.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016.  Included in this total are: (1) $21.8 million of performance and maintenance bonds and $24.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.2 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $9.2 million of financial letters of credit, of which $1.0 million represent deposits on land and lot purchase agreements; and (3) $5.4 million of financial bonds.

As of June 30, 2010, the Company has identified approximately 90 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  The Company has a remaining accrual of $3.6 million for the repair of these homes, which is included in Other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.

NOTE 12.  Legal Liabilities

On March 14, 2008, a former employee filed a complaint in the United States District Court, Middle District of Florida, on behalf of himself and those similarly situated, against M/I Homes, Inc., alleging that he and other construction superintendents were misclassified as exempt and not paid overtime compensation under the Fair Labor Standards Act and seeking equitable relief, damages and attorneys' fees.  Six other individuals have filed consent forms in order to join the action.  The Company filed an answer on or about August 21, 2008.  In June 2010, the parties reached a full and final settlement of the claims raised in the complaint.  The amount of the settlement arising from this matter is included within the litigation accrual discussed below.

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”).  The plaintiff alleges that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals.  The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney’s fees.  The Company filed a responsive pleading on or about April 30, 2009.  This case has been consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”).  In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and five other homeowners are named as plaintiffs in an omnibus class action complaint filed in December 2009 against a certain identified manufacturer of drywall and others (including the Company) and one other homeowner is named as a plaintiff in another omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”).  As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief.  The Company intends to vigorously defend against the claims.  Given the inherent uncertainties in this litigation, as of June 30, 2010, no accrual has been recorded because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any.  Please refer to Note 11 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company’s net income for the periods in which the matters are resolved.  At both June 30, 2010 and December 31, 2009, we had $2.4 million reserved for legal expenses.

NOTE 13.  Debt

Note Payable Banks - Homebuilding

On June 9, 2010, M/I Homes, Inc. entered into the Credit Facility with an aggregate commitment amount of $140 million, including a $25 million sub-facility for letters of credit.  The Credit Facility matures on June 9, 2013.  The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries (the “Guarantors”), with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

The Credit Facility replaced the Company’s previous $150 million secured revolving credit facility dated October 6, 2006 (as amended, the “Previous Credit Facility”), which was scheduled to mature in October 2010.  As a condition of the termination of the Previous Credit Facility, the Company paid its outstanding obligations under the Previous Credit Facility, but incurred no prepayment premiums.

The obligations under the Credit Facility are secured by certain of the personal property of the Company and the Guarantors and by certain real property in Ohio and North Carolina.  Availability under the Credit Facility is based, initially (until appraisals are completed on the mortgaged real property), on a borrowing base equal to 100% of cash, if any, pledged as security, plus 35% of the aggregate book value of the mortgaged real property.  Once appraisals on the mortgaged real property are completed, availability under the Credit Facility will be based on a Secured Borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of the mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land.  The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets.  The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by the decreases equal to the collateral value of homes delivered that are within the pledged asset pool.  As of June 30, 2010, net borrowing availability under the Credit Facility was $32.5 million in accordance with the borrowing base calculation.

At June 30, 2010, the Company’s homebuilding operations did not have any outstanding borrowings, but had outstanding letters of credit totaling $0.8 million under the Credit Facility, and had pledged $95.1 million in aggregate book value of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Facility.

On June 4, 2010, the Company entered into a new secured Letter of Credit Facility with a one year term and a borrowing capacity of $10 million.  This Letter of Credit Facility and the four secured Letter of Credit Facilities that the Company entered into in July 2009 (collectively, the “LOC Facilities”) have collateral requirements that the Company will cover solely with cash.  As of June 30, 2010, we were in compliance with all restrictive covenants of the LOC Facilities.  At June 30, 2010, there was $33.3 million outstanding under the LOC Facilities which was collateralized with $34.1 million of the Company’s cash.

Note Payable Banks – Financial Services

On April 27, 2010, M/I Financial closed a one-year renewal of its secured credit agreement (the “MIF Credit Agreement”).  This agreement replaced M/I Financial’s previous credit agreement that was scheduled to expire on May 15, 2010 (the “Previous MIF Credit Agreement”).

The MIF Credit Agreement provides M/I Financial with $45.0 million maximum borrowing availability, an increase of $15.0 million from the maximum availability under the Previous MIF Credit Agreement.  In addition, unlike the Previous MIF Credit Agreement, the MIF Credit Agreement is not guaranteed by the Company.  The MIF Credit Agreement, which expires on April 26, 2011, is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  Under the MIF Credit Agreement, M/I Financial may not permit the ratio of total liabilities to adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to exceed 4.50 to 1.00.  M/I Financial also may not permit its adjusted tangible net worth to be less than $10.0 million or the ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate equal to the greater of the floating LIBOR rate (LIBOR plus 400 basis points) or 5.25%.

At June 30, 2010, there was $33.9 million outstanding under the MIF Credit Agreement.  As of June 30, 2010, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

Senior Notes

As of June 30, 2010, we had $200 million of Senior Notes outstanding.  The notes are due April 2012 and are fully and unconditionally guaranteed jointly and severally by substantially all of the Company’s wholly-owned subsidiaries.  Under the Credit Facility, the Company is permitted to repurchase up to $50 million of Senior Notes if certain conditions are met and to refinance the Senior Notes in full, neither of which were permitted under the terms of the Previous Credit Facility.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At June 30, 2010, our restricted payments basket was $(169.5) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common share repurchase program that was authorized by our Board of Directors in November 2005.  These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.  As of June 30, 2010, the Company was in compliance with all restrictive covenants under the indenture governing our Senior Notes.

NOTE 14.   Loss Per Share

Loss per share (“LPS”) is calculated based on the weighted average number of common shares outstanding during each period.  There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share.  The table below presents information regarding basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(In thousands, except per share amounts)	2010			2009
	Loss	Shares	LPS	Loss	Shares	LPS

Net loss to common shareholders	$(4,807)	18,523	$(0.26)	$(19,902)	15,790	$(1.26)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-

Diluted loss to common shareholders	$(4,807)	18,523	$(0.26)	$(19,902)	15,790	$(1.26)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		2,103			1,780

	Six Months Ended June 30,
(In thousands, except per share amounts)	2010			2009
	Loss	Shares	LPS	Loss	Shares	LPS

Net loss to common shareholders	$(13,142)	18,522	$(0.71)	$(48,031)	14,913	$(3.22)

Effect of dilutive securities:
Stock option awards		-			-
Deferred compensation awards		-			-

Diluted loss to common shareholders	$(13,142)	18,522	$(0.71)	$(48,031)	14,913	$(3.22)

Anti-dilutive stock equivalent awards not included in the
calculation of diluted loss per share		2,026			1,471

NOTE 15.   Income Taxes

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income, which will be recognized in future years as an offset against future taxable income.  These assets were largely generated as a result of inventory impairments that the Company incurred since late 2006.  If, for some reason, the combination of future years’ income (or loss), combined with the reversal of the timing differences, results in a loss, such losses can be carried forward to future years to recover the deferred tax assets.

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, for the six months ending June 30, 2010, the Company has recorded an additional valuation allowance of $4.9 million, for a total valuation allowance recorded of $122.0 million, against its deferred tax assets.  In 2010, we do not expect to record any additional tax benefits as our carryback under the current tax law has been exhausted.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

At June 30, 2010, the Company had a federal net operating loss (“NOL”) carryforward of approximately $50.8 million.  This federal carryforward benefit will begin to expire in 2029.  The Company also had state NOL benefits of $12.8 million, with $7.0 million expiring between 2022 and 2027, and $5.8 million expiring between 2028 and 2033.

NOTE 16.  Financial Instruments

Counterparty Credit Risk.  To reduce the risk associated with accounting losses that would be recognized if counterparties failed to perform as contracted, the Company limits the entities with whom management can enter into commitments.  This risk of accounting loss is the difference between the market rate at the time of non-performance by the counterparty and the rate the Company committed to.

The following table presents the carrying amounts and fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash, including restricted cash	$128,673	$128,673	$132,232	$132,232
Mortgage loans held for sale	51,944	51,944	34,978	34,978
Other assets	14,615	9,508	10,172	10,050
Notes receivable	3,177	3,029	5,584	5,584
Commitments to extend real estate loans	702	702	-	-
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	-	-	308	308
Forward sales of mortgage-backed securities	-	-	833	833
Liabilities:
Note payable - banks	33,911	33,911	24,142	24,142
Mortgage notes payable	6,010	6,871	6,160	7,036
Note payable - other	-	-	-	-
Senior Notes	199,552	198,250	199,424	187,750
Commitments to extend real estate loans	-	-	145	145
Forward sales of mortgage-backed securities	1,951	1,951	-	-
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	103	103	-	-
Other liabilities	44,677	44,677	51,851	51,851
Off-Balance Sheet Financial Instruments:
Letters of credit	-	415	-	693

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2010 and December 31, 2009:

Cash, Restricted Cash and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Note Payable - Other and Senior Notes.  The fair value of these financial instruments was determined based upon market quotes at June 30, 2010 and December 31, 2009.  The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation.  The inputs were adjusted to account for the condition of the asset or liability.

Other Assets and Notes Receivable.  The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management’s estimate of risk associated with the corresponding note receivable.

Note Payable - Banks.  The interest rate currently available to the Company fluctuates with the Alternate Base Rate or Eurodollar Rate (for the Credit Facility) or LIBOR (for the MIF Credit Agreement), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable.  The estimated fair value was determined by calculating the present value of the future cash flows using the Company’s current incremental borrowing rate.

Letters of Credit.  Letters of credit of $34.1 million and $28.3 million represent potential commitments at June 30, 2010 and December 31, 2009, respectively.  The letters of credit generally expire within one or two years.  The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 17.   Business Segments

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
Chicago, Illinois

In March 2010, we announced our entry into the Houston market.  We plan to commence homebuilding operations in Houston by the end of 2010.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company’s homes.

The chief operating decision makers utilize operating profits (losses), defined as profits (losses) before interest expense and income taxes, as a performance measure.  Selected financial information for our reportable segments for the three and six months ended June 30, 2010 and 2009 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Revenue:
Midwest homebuilding	$96,727	$48,726	$154,635	$86,740
Florida homebuilding	31,260	21,147	50,693	44,793
Mid-Atlantic homebuilding	64,930	43,079	103,271	74,579
Financial services	3,487	3,194	7,194	6,183
Total revenue	$196,404	$116,146	$315,793	$212,295

Operating income (loss):
Midwest homebuilding (a)	$341	$(4,232)	$175	$(9,350)
Florida homebuilding (a)	313	(7,065)	(2,284)	(18,399)
Mid-Atlantic homebuilding (a)	1,112	(2,143)	748	(6,003)
Financial services	1,489	1,485	3,351	2,836
Less: Corporate selling, general and administrative expenses (b)	(5,922)	(6,117)	(11,178)	(10,979)
Total operating loss	$(2,667)	$(18,072)	$(9,188)	$(41,895)

Interest expense:
Midwest homebuilding	$822	$919	$1,819	$2,443
Florida homebuilding	259	392	696	1,088
Mid-Atlantic homebuilding	757	444	1,335	1,370
Financial services	241	56	370	106
Total interest expense	$2,079	$1,811	$4,220	$5,007

Other loss (c)	-	-	-	(941)

Loss before income taxes	$(4,746)	$(19,883)	$(13,408)	$(47,843)

(a)
For the three months ended June 30, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of abandoned land transaction costs was $6.5 million and $7.9 million, respectively.  These charges reduced operating income by $3.1 million and $2.0 million in the Midwest region, $0.4 million and $3.9 million in the Florida region and $3.0 million and $2.0 million in the Mid-Atlantic region for the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of abandoned land transaction costs was $9.7 million and $18.9 million, respectively.  These charges reduced operating income by $3.1 million and $3.4 million in the Midwest region, $2.2 million and $10.6 million in the Florida region and $4.4 million and $4.9 million in the Mid-Atlantic region for the six months ended June 30, 2010 and 2009, respectively.

(b)
The three and six months ended June 30, 2010 include the impact of severance charges of less than $0.1 million and $0.1 million, respectively, and the three and six months ended June 30, 2009 include the impact of severance charges of $0.7 million and $0.8 million, respectively.

(c)	Other loss is comprised of the loss on the sale of the Company’s airplane during the first quarter of 2009.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 77,000 homes since we commenced homebuilding in 1976.  The Company’s homes are marketed and sold under the trade names M/I Homes and Showcase Homes.  The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C., and has recently entered the Houston, Texas market.

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

Any forward-looking statement speaks only as of the date made.  Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized.  Homebuilding costs include:  land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest; real estate taxes; indirect costs; and estimated warranty costs.  All other costs are expensed as incurred.  Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company’s Unaudited Condensed Consolidated Statements of Operations.  Sales incentives in the form of options or upgrades are recorded in homebuilding costs.

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

Inventory.  We use the specific identification method for the purpose of accumulating costs associated with land acquisition and development, and home construction.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventory includes capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete a home in the future could differ from our estimates, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself.  We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward.  From this review, we identify communities whose carrying values may exceed their undiscounted cash flows.  We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community’s historical results do not indicate a potential for impairment.  For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities.  In addition, due to the fact that the estimates and assumptions included in the Company’s cash flow models are based upon historical results and projected trends, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

Our determination of fair value is based on projections and estimates.  Changes in these expectations may lead to a change in the outcome of our impairment analysis.  Our analysis is completed on a quarterly basis at a community level; therefore, changes in local conditions may affect one or several of our communities.

For the three months ended June 30, 2010, the Company evaluated all active communities for impairment indicators.  A recoverability analysis was performed for six of those active communities, and an impairment charge was recorded in three of those communities.  The carrying value of those three impaired communities was $9.0 million at June 30, 2010.

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

These, and other local market-specific factors that may impact project assumptions, are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments.  The sales objectives can differ between communities, even within a given sub-market.  For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace.  Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated.  For example, a decrease in estimated base sales price or an increase in home sales incentives, may result in a corresponding increase in sales absorption pace.  Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community.  Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.

As of June 30, 2010, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs.  These assumed gradual increases generally begin in 2011, depending on the market and community.  If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The fair value of a community is determined by discounting management’s cash flow projections using an appropriate risk-adjusted interest rate.  As of June 30, 2010, we utilized discount rates ranging from 13% to 16% in our valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream, as well as current risk free rates available in the market and estimated market risk premiums.  For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.  We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the phase within a community. A higher discount rate reduces the estimated fair value of the phase within the community, while a lower discount rate increases the estimated fair value of the phase within a community.

Operating communities.  For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management’s assumptions relating to the specific community.  The significant assumptions used to evaluate the recoverability of assets include:  the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.  Management reviews these assumptions on a quarterly basis.  While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change.  These assumptions vary widely across different communities and geographic areas and are largely dependent on local market conditions.  Some of the most critical assumptions in the Company’s cash flow models are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company’s cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates, and availability of competing products in the geographic area where a community is located.  When analyzing the Company’s historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters, as well as forecasted population demographics, unemployment rates, and availability of competing products.

In order to determine the assumed sales prices included in its cash flow models, the Company analyzes the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities.  In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on sales prices in neighboring communities, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located.  When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends.  Ultimately, upon this analysis, the Company sets a current sales price for each house type in the community, using the aforementioned information, which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then uses the average of these “published” sales prices in its cash flow models.

In order to arrive at the Company’s assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure.  With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company’s annual budget for the overall market area adjusted for actual experience that is materially different than budgeted rates.

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

Investment in Unconsolidated Limited Liability Companies.  We invest in entities that acquire and develop land for distribution to us in connection with our homebuilding operations.  In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities (“VIEs”) because they have sufficient equity to finance their operations.  We must use our judgment to determine if we have substantive control of these entities.  If we were to determine that we have substantive control, we would be required to consolidate the entity.  Factors considered in determining whether we have substantive control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement.  In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the VIE.  We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control to be critical accounting policies due to the judgment required.  Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment’s carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value.  The determination of whether an investment’s fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties.  In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC.  As of June 30, 2010, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.  In addition to the assumptions management must make to determine if the investment’s fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary.  The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value.  In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities.  If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment’s carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment.  Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Guarantees and Indemnities.  Guarantee and indemnity liabilities are established by charging the applicable line item in our Unaudited Condensed Consolidated Statements of Operations or our Unaudited Condensed Consolidated Balance Sheets, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including guarantees of the completion of land development, and minimum net worth guarantees of M/I Financial.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company’s warranty programs.  Accruals are recorded for warranties under the following warranty programs:

●	Home Builder’s Limited Warranty; and
●	30-year transferable structural warranty – effective for homes closed after April 24, 1998.

The warranty accruals for the Home Builder’s Limited Warranty are established as a percentage of average sales price, and the structural warranty accruals are established on a per unit basis.  Our warranty accruals are based upon historical experience by geographic area and recent trends.  Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates, which reflect both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty accrual balance at the end of each quarter.  Actual future warranty costs could differ from our current estimated amount.

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, Ohio workers’ compensation, and general liability insurance.  Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2010, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per employee’s lifetime.  Our self-insurance limit for workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit.  The accruals related to employee health care and workers’ compensation are based on historical experience and open case reserves.  Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims.  The Company records a general liability accrual for claims falling below the Company’s deductible.  The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors.  The Company recorded expenses totaling $2.0 million and $7.0 million, respectively, which includes $0.6 million and $5.3 million, respectively, related to defective imported drywall charges, for all self-insured and general liability claims during the six months ended June 30, 2010 and 2009.  Please see Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information regarding the year-to-date 2010 expenses.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

Stock-Based Compensation.  We record stock-based compensation by recognizing compensation expense at an amount equal to the fair value of share-based awards granted under compensation arrangements.  We calculate the fair value of stock options using the Black-Scholes option pricing model.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards.  In addition, when we first issue share-based awards, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

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

Income Taxes—Valuation Allowance.  A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax law. The four sources of taxable income to be considered in determining whether a valuation allowance is required are:

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company’s current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of June 30, 2010, the Company had a total valuation allowance of $122.0 million recorded.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of June 30, 2010 and December 31, 2009, the Company had $4.5 million and $30.1 million, respectively, of income tax receivable.

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
Chicago, Illinois

In March 2010, we announced our entry into the Houston market.  We plan to commence homebuilding operations in Houston by the end of 2010.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company’s homes.

Highlights and Trends for the Three and Six Months Ended June 30, 2010

Overview

During the first half of fiscal 2010, we continued to see a housing market that was trying to stabilize. The federal homebuyer tax credit (the “homebuyer tax credit”) partially offset the generally weak economic and employment conditions and less than favorable housing industry operating environment.  However, the momentum in the industry was interrupted by the expiration of this credit at the end of April, as the availability of the credit likely pulled demand for housing forward and sales dropped off significantly in May and June of 2010.  Our new contracts declined 21% in the second quarter of 2010 compared to the second quarter of 2009, with all of the decline occurring after April 30, 2010.

While we are optimistic that this recent slow-down is temporary, we will continue to focus on our core business strategies which continue to be predominantly defensive in nature. Over the past year we have made meaningful progress and have seen good results from our hard cost reduction efforts and the value engineering of our products.  We further believe that our core business will continue to improve as we deliver homes from our recent strategic land acquisitions, volume levels increase, and sales incentives decrease as housing prices seem to have stabilized.  While we have been operating defensively, in the first half of 2010, we have purchased more land and lots than we purchased in all of 2009 as we are seeing more opportunities that meet our thresholds in several of our markets, and we are targeting a modest amount of growth in a number of our markets for 2011 as well as replenishing supply in our Washington D.C and Charlotte markets.

•
Revenue for the quarter ended June 30, 2010 increased $80.3 million (69%) from $116.1 million for the second quarter of 2009 to $196.4 million.  This increase was primarily the result of the 61% increase in homes delivered, from 492 for the three months ended June 30, 2009 to 790 for that same period in 2010, along with an increase in the average sales price of homes delivered from $230,000 in 2009 to $245,000 in 2010.  The increases in our homes delivered and average sales price of homes delivered were largely attributable to the expiration of the homebuyer tax credit in the second quarter of 2010, as the original expiration date to receive the credit was June 30, 2010, pulling certain closings forward into the second quarter of 2010.  Despite a 45% increase in both the number of loans originated and the value of loans originated, revenue in our financial services segment only increased 9%, from $3.2 million for the quarter ended June 30, 2009 to $3.5 million for the quarter ended June 30, 2010.  The increase in loan originations was partially offset by a 58% decrease in marketing gains due to financing promotions offered to stimulate sales volume.

•
Loss before income taxes for the three months ended June 30, 2010 decreased $15.1 million (76%), from $19.8 million in 2009 to $4.7 million in 2010.  During the second quarter of 2010, the Company incurred charges totaling $6.3 million related to the impairment of inventory and investment in Unconsolidated LLCs, and $0.2 million of abandoned land transaction costs, $1.5 million less than 2009’s comparable total.  Excluding these impairment charges, our second quarter 2010 adjusted operating gross margin was 16.0% compared to 2009’s second quarter adjusted operating gross margin of 13.6%.  Excluding these impairment charges and abandoned land transaction costs, the Company recorded adjusted pre-tax income from operations of $1.7 million during the second quarter of 2010, which represents a $10.7 million improvement from 2009’s adjusted pre-tax loss from operations of $9.0 million.  Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax income (loss) from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes.  The improvement from the second quarter of 2009 was largely driven by increased volume along with the benefits we are realizing from our hard cost reduction efforts, the value engineering of our products and higher margins in communities opened in the last six months.  General and administrative expenses decreased $2.9 million (17%) from the three months ended June 30, 2009 to the three months ended June 30, 2010, primarily due to (1) a decrease of $1.7 million in land related expenses, including abandoned land transaction costs; (2) a $0.7 million decrease in miscellaneous other expenses; (3) a $0.3 million decrease in professional fees; and (4) a $0.2 million decrease in payroll and incentive related expenses.  For the quarter ended June 30, 2010, selling expenses increased $4.5 million compared to the quarter ended June 30, 2009, primarily due to (1) a $3.4 million increase in variable selling expenses related to the increase in homes delivered; (2) a $0.5 million increase in payroll related expenses; and (3) a $0.5 million increase in advertising and sales office expenses.

•
For the six months ended June 30, 2010, total revenue increased $103.5 million (49%) compared to the first half of 2009.  This increase was attributable to the increase of $103.1 million in housing revenue, from $205.4 million in 2009 to $308.5 million in 2010.  The $103.1 million increase in housing revenue was due to an increase in homes delivered and an increase in the average sales price of homes delivered.  Homes delivered increased 43% from 886 in the first six months of 2009 to 1,269 in the same period of 2010, and the average sales price of homes delivered increased from $232,000 to $243,000.  The increases in our homes delivered and average sales price of homes delivered were largely attributable to the expiration of the homebuyer tax credit in the second quarter of 2010, as the original expiration date to receive the credit was June 30, 2010, pulling certain closings forward into the first half of 2010.  Revenue from our financial services segment increased $1.0 million (16%), primarily due to a 30% increase in loan originations, which was partially offset by marketing gains due to financing promotions offered to stimulate sales volume.

•
Loss before income taxes for the six months ended June 30, 2010 decreased $34.4 million, from $47.8 million in the 2009 six-month period to $13.4 million for the first half of 2010.  The $34.4 million decrease was primarily comprised of lower impairment charges, higher gross margins and lower general and administrative expenses.  During the first half of 2010, the Company incurred charges totaling $9.4 million related to the impairment of inventory and investment in Unconsolidated LLCs, and $0.3 million of abandoned land transaction costs, $9.2 million lower than 2009’s $17.5 million and $1.4 million, respectively.  Excluding these charges, as well as $0.6 million of imported drywall charges, the Company had an adjusted pre-tax loss from operations of $3.1 million in the first six months of 2010, which was $17.8 million better than the first half of 2009’s adjusted pre-tax loss from operations of $20.9 million.  Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax income (loss) from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes.  Adjusted operating gross margin for the first half 2010 was 16.5% compared to 2009’s 13.2%.  This adjusted operating gross margin increase was primarily due to the 43% increase in homes delivered and the 5% increase in the average sales price of homes delivered discussed above as well as higher gross margin contribution from our new communities.  General and administrative expenses decreased $2.0 million (7%) for the first half of 2010 compared to the first half of 2009 primarily due to:  (1) a decrease of $2.1 million in land related expenses, including abandoned land transaction costs; and (2) a decrease of $0.5 in professional fees.  Partially offsetting these decreases was an increase of $0.8 million in payroll and incentive related expenses as our employee count grew to meet rising demand.  Selling expenses increased by $6.0 million (32%) for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009, primarily due to (1) a $4.2 million increase in variable selling expenses related to increased volume; (2) a $0.8 million increase in payroll expenses; and (3) a $1.0 million increase in advertising and sales office expenses.

•
New contracts for the quarter ended June 30, 2010 were 602, a decrease of 21% compared to 759 for the quarter ended June 30, 2009.  As mentioned above, 100% of the decline for the quarter occurred after the expiration of the homebuyer tax credit.  For the six months ended June 30, 2010, new contracts decreased by 59 (4%), from 1,426 in the first half of 2009 to 1,367 for the same period in 2010.  Our cancellation rate remained consistent at 16% for the quarter ended June 30, 2010.  By region, our cancellation rates for the second quarter of 2010 versus the second quarter of 2009 were as follows: Midwest – 21% in 2010 and 18% in 2009; Florida – 10% in 2010 and 18% in 2009; and Mid-Atlantic – 11% in both 2010 and 2009.  The overall cancellation rates for the six months ended June 30, 2010 and 2009 were 17% and 18%, respectively.  Our homes in backlog decreased 32%, from 1,106 units at June 30, 2009 to 748 units at June 30, 2010 as a net result of the decline in our new contracts after the April 30,

2010 homebuyer tax credit expiration date and deliveries being pulled forward to meet the original June 30, 2010 closing date specified to get the homebuyer tax credit.

•
Our mortgage company’s capture rate decreased from 88% for the quarter ended June 30, 2009 to 84% for the quarter ended June 30, 2010.  For the first half of 2010, approximately 84% of our homes delivered that were financed were through M/I Financial, compared to 90% in 2009’s first half.  Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
We continue to deal with challenging and choppy market conditions.  During the three and six months ended June 30, 2010, we recorded $6.5 million and $9.7 million, respectively, of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and write-off of abandoned land transaction costs, compared to $7.9 million and $18.9 million of charges during the three and six months ended June 30, 2009, respectively.  We generally believe that we will see a gradual improvement in market conditions over the long term.  In 2010, we will continue to update our evaluation of the value of our inventory and investments in Unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions.

•
As of June 30, 2010, we had a total of $3.6 million accrued for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.  Refer to Note 11 and Note 12 of our Unaudited Condensed Consolidated Financial Statements and “Item 1. Legal Proceedings” of Part II of this report, for more information regarding defective imported drywall.

•
As a result of our net loss during the six months ended June 30, 2010, we generated deferred tax assets of $4.9 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated.  Due to tax legislation passed in November 2009, we received a $25.9 million federal tax refund in the first quarter of 2010 relating to net operating losses that we carried back from 2008 to 2003.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax income (loss) from operations (each of which constitutes a non-GAAP financial measure) for the three and six months ended June 30, 2010 and 2009 to the GAAP financial measures of gross margin and loss from operations before income taxes, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross margin	$25,047	$7,972	$42,012	$5,260
Add:
Impairments	6,294	6,576	9,410	17,522
Imported drywall charges	-	1,250	600	5,250
Adjusted operating gross margin	$31,341	$15,798	$52,022	$28,032

Loss from operations before income taxes	$(4,746)	$(19,883)	$(13,408)	$(47,843)
Add:
Impairments and abandonments	6,476	7,960	9,667	18,938
Imported drywall charges	-	1,250	600	5,250
Other loss/expense	-	1,658	-	2,756
Adjusted pre-tax income (loss) from operations	$1,730	$(9,015)	$(3,141)	$(20,899)

Adjusted operating gross margin and adjusted pre-tax income (loss) from operations are non-GAAP financial measures.  Management finds these measures to be useful in evaluating the Company’s performance because they disclose the financial results generated from homes the Company actually delivered during the period, as the asset impairments and certain other write-offs relate, in part, to inventory that was not delivered during the period.  They also assist the Company’s management in making strategic decisions regarding the Company’s future operations.  The Company believes investors will also find these measures to be important and useful because they disclose profitability measures that can be compared to a prior period without regard to the variability of asset impairments and certain other write-offs. In addition, to the extent that the Company’s competitors provide similar information, disclosure of these measures helps readers of the Company’s financial statements compare the Company’s profits to the profits of its competitors with regard to the homes they deliver in the same period. Because these measures are not calculated in accordance with GAAP, they may not be completely comparable to similarly titled measures of the Company’s competitors due to potential differences in methods of calculation and charges being excluded.  Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

The following table shows, by segment, revenue, operating loss, interest expense and other loss for the three and six months ended June 30, 2010 and 2009, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Revenue:
Midwest homebuilding	$96,727	$48,726	$154,635	$86,740
Florida homebuilding	31,260	21,147	50,693	44,793
Mid-Atlantic homebuilding	64,930	43,079	103,271	74,579
Financial services	3,487	3,194	7,194	6,183
Total revenue	$196,404	$116,146	$315,793	$212,295

Operating income (loss):
Midwest homebuilding (a)	$341	$(4,232)	$175	$(9,350)
Florida homebuilding (a)	313	(7,065)	(2,284)	(18,399)
Mid-Atlantic homebuilding (a)	1,112	(2,143)	748	(6,003)
Financial services	1,489	1,485	3,351	2,836
Less: Corporate selling, general and administrative expenses (b)	(5,922)	(6,117)	(11,178)	(10,979)
Total operating loss	$(2,667)	$(18,072)	$(9,188)	$(41,895)

Interest expense:
Midwest homebuilding	$822	$919	$1,819	$2,443
Florida homebuilding	259	392	696	1,088
Mid-Atlantic homebuilding	757	444	1,335	1,370
Financial services	241	56	370	106
Total interest expense	$2,079	$1,811	$4,220	$5,007

Other loss (c)	-	-	-	(941)

Loss before income taxes	$(4,746)	$(19,883)	$(13,408)	$(47,843)

(a)
For the three months ended June 30, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of abandoned land transaction costs was $6.5 million and $7.9 million, respectively.  These charges reduced operating income by $3.1 million and $2.0 million in the Midwest region, $0.4 million and $3.9 million in the Florida region and $3.0 million and $2.0 million in the Mid-Atlantic region for the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of abandoned land transaction costs was $9.7 million and $18.9 million, respectively.  These charges reduced operating income by $3.1 million and $3.4 million in the Midwest region, $2.2 million and $10.6 million in the Florida region and $4.4 million and $4.9 million in the Mid-Atlantic region for the six months ended June 30, 2010 and 2009, respectively.

(b)
The three and six months ended June 30, 2010 include the impact of severance charges of less than $0.1 million and $0.1 million, respectively, and the three and six months ended June 30, 2009 include the impact of severance charges of $0.7 million and $0.8 million, respectively.

(c)	Other loss is comprised of the loss on the sale of the Company’s airplane during the first quarter of 2009.

The following tables show total assets by segment:

	At June 30, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,083	$250	$833	$-	$2,166
Inventory (a)	213,479	68,829	148,774	-	431,082
Investments in unconsolidated entities	6,198	4,371	-	-	10,569
Other assets	11,216	8,481	6,694	194,948	221,339
Total assets	$231,976	$81,931	$156,301	$194,948	$665,156

	At December 31, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,001	$50	$285	$-	$1,336
Inventory (a)	213,592	70,117	135,244	-	418,953
Investments in unconsolidated entities	6,051	4,248	-	-	10,299
Other assets	3,415	6,382	6,469	216,974	233,240
Total assets	$224,059	$80,797	$141,998	$216,974	$663,828

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Seasonality

Generally, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels.  In general, homes delivered increase substantially in the second half of the year.  We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions.  Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations.  However, in 2010, the impact of the homebuyer tax credit, and the original expiration date of June 30, 2010, may have pulled closings and demand forward, resulting in less seasonality impact than normal.

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Midwest Region
Homes delivered	430	240	695	416
Average sales price per home delivered	$225	$203	$223	$209
Revenue homes	$96,727	$48,726	$154,635	$86,740
Operating income (loss) homes	$341	$(4,232)	$175	$(9,350)
New contracts, net	310	407	746	754
Backlog at end of period	468	703	468	703
Average sales price of homes in backlog	$246	$207	$246	$207
Aggregate sales value of homes in backlog	$115,000	$145,000	$115,000	$145,000
Number of new communities	6	3	15	5
Number of active communities	65	61	65	61
Florida Region
Homes delivered	151	93	244	195
Average sales price per home delivered	$209	$228	$209	$227
Revenue homes	$31,260	$21,147	$50,607	$44,136
Revenue third party land sales	$-	$-	$86	$657
Operating income (loss) homes	$309	$(7,065)	$(2,292)	$(18,590)
Operating income land	$4	$-	$8	$191
New contracts, net	133	113	272	224
Backlog at end of period	83	106	83	106
Average sales price of homes in backlog	$212	$217	$212	$217
Aggregate sales value of homes in backlog	$18,000	$23,000	$18,000	$23,000
Number of new communities	2	1	4	1
Number of active communities	22	20	22	20
Mid-Atlantic Region
Homes delivered	209	159	330	275
Average sales price per home delivered	$311	$271	$313	$271
Revenue homes	$64,930	$43,079	$103,271	$74,579
Operating income (loss) homes	$1,112	$(2,143)	$748	$(6,003)
New contracts, net	159	239	349	448
Backlog at end of period	197	297	197	297
Average sales price of homes in backlog	$341	$309	$341	$309
Aggregate sales value of homes in backlog	$67,000	$92,000	$67,000	$92,000
Number of new communities	3	-	6	2
Number of active communities	22	25	22	25
Total Homebuilding Regions
Homes delivered	790	492	1,269	886
Average sales price per home delivered	$245	$230	$243	$232
Revenue homes	$192,917	$112,952	$308,513	$205,455
Revenue third party land sales	$-	$-	$86	$657
Operating income (loss) homes	$1,762	$(13,440)	$(1,369)	$(33,943)
Operating income land	$4	$-	$8	$191
New contracts, net	602	759	1,367	1,426
Backlog at end of period	748	1,106	748	1,106
Average sales price of homes in backlog	$267	$235	$267	$235
Aggregate sales value of homes in backlog	$200,000	$260,000	$200,000	$260,000
Number of new communities	11	4	25	8
Number of active communities	109	106	109	106
Financial Services
Number of loans originated	618	426	1,003	772
Value of loans originated	$131,596	$90,651	$212,347	$163,613
Revenue	$3,487	$3,194	$7,194	$6,183
Selling, general and administrative expenses	$1,998	$1,709	$3,843	$3,347
Interest expense	$241	$56	$370	$106
Income before income taxes	$1,248	$1,429	$2,981	$2,730

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Midwest	20.7%	18.3%	21.0%	20.6%
Florida	10.1%	17.5%	10.5%	14.2%
Mid-Atlantic	11.2%	11.2%	12.3%	14.3%

Total cancellation rate	16.2%	16.0%	17.0%	17.8%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Midwest Region.  Homebuilding revenue for our Midwest region increased $48.0 million (99%) for the quarter ended June 30, 2010 from $48.7 million for the quarter ended June 30, 2009 to $96.7 million.  This increase was primarily the result of a 79% increase in homes delivered, from 240 in the second quarter of 2009 to 430 in the second quarter of 2010, along with an increase in the average sales price of homes delivered, from $203,000 in 2009 to $225,000 in 2010.  There were $3.0 million of impairment charges in our Midwest region for the second quarter of 2010, compared to $1.5 million for the second quarter of 2009.  Of the $3.0 million of impairment charges, $2.8 million pertained to future communities due to changes in management’s plans with respect to those communities.  Excluding these impairment charges, our adjusted operating gross margins were 13.0% and 9.5%, respectively, for those same periods in our Midwest region.  The 3.5% increase was a result of the increase in homes delivered, as well as the increase in the average sales price of homes delivered as discussed above, along with the benefits we are realizing from our hard cost reduction efforts and the value engineering of our products.  For the second quarter of 2010, we opened 6 new communities in our Midwest region compared to 3 new communities for the second quarter of 2009, and overall, we are experiencing higher gross margins in our new communities.  Our Midwest operating income increased 107%, from an operating loss of $4.2 million in 2009 to operating income of $0.3 million in 2010, which was primarily the result of the increase in homes delivered and the increase in the average sales price of homes delivered discussed above.  Selling, general and administrative expenses increased $1.9 million, from $7.3 million for the quarter ended June 30, 2009 to $9.2 million for the quarter ended June 30, 2010, due to an increase in variable selling expenses, advertising expenses, and payroll related expenses related to our volume increase.  For the three months ended June 30, 2010, our Midwest region new contracts decreased 24% from 407 in the second quarter of 2009 to 310 in the second quarter of 2010.  Our second quarter 2010 monthly absorption rate in the Midwest was 1.6 per community, compared to 2.1 per community in the second quarter of 2009.

Florida Region. For the quarter ended June 30, 2010, Florida homebuilding revenue increased $10.1 million (48%) compared to the same period in 2009.  The increase in revenue was primarily due to the 62% increase in homes delivered, from 93 in the second quarter of 2009 to 151 in the second quarter of 2010.  This increase was partially offset by an 8% decrease in the average sales price of homes delivered, from $228,000 in the second quarter of 2009 to $209,000 in the second quarter of 2010 due to changes in our product mix.  Excluding impairment charges of $0.4 million for the quarter ended June 30, 2010, and impairment charges of $3.9 million and imported drywall charges of $1.3 million for the quarter ended June 30, 2009, our adjusted operating gross margins were 15.0% and 12.5%, respectively, for those same periods.  The 2.5% increase was primarily due to the increase in homes delivered discussed above, as well as the benefits we are realizing from our hard cost reduction efforts and the value engineering of our products.  Operating income increased $7.4 million, from an operating loss of $7.1 million in the second quarter of 2009 to operating income of $0.3 million in the second quarter of 2010, primarily due to the increase in homes delivered discussed above.  Selling, general and administrative expenses decreased $0.6 million, from $4.5 million for the quarter ended June 30, 2009 to $3.9 million for the quarter ended June 30, 2010 due to a decrease in payroll related expenses and model home expenses, which were partially offset by an increase in variable selling expenses and advertising expenses related to the increased sales volume.  For the second quarter of 2010, our Florida region new contracts increased 18% from 113 in 2009 to 133.  Our backlog units decreased 22%, from 106 at June 30, 2009 to 83 at June 30, 2010, and the average sales price of homes in backlog decreased from $217,000 at June 30, 2009 to $212,000 at June 30, 2010.  We have been actively trying to improve our absorption rates and, as a result, our second quarter 2010 monthly absorption rate in our Florida region was 2.0 per community, compared to 1.8 per community in the second quarter of 2009.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region increased $21.8 million (51%), from $43.1 million for the three months ended June 30, 2009 to $64.9 million for the three months ended June 30, 2010.  This increase in revenue was primarily due to the 31% increase in homes delivered, from 159 in the second quarter of 2009 to 209 in the second quarter of 2010, together with the 15% increase in the average sales price of homes delivered, from $271,000 in the second quarter of 2009 to $311,000 in the second quarter of 2010.  Excluding impairment charges of $2.9 million and $1.1 million for the second quarters of 2010 and 2009, respectively, our adjusted operating gross margins were 16.4% and 12.4%, respectively, for those same periods in our Mid-Atlantic region.  The 4.0% increase was primarily due to the increase in homes delivered, as well as the increase in the average sales price of homes delivered as discussed above, and the benefits we are realizing from our hard cost reduction efforts and the value engineering of our products.  For the second quarter of 2010, we opened 3 new communities in our Mid-Atlantic region and for the second quarter of 2009, we did not open any new communities.  Overall, we are experiencing higher gross margins in our new communities.  Operating income increased by $3.2 million, from an operating loss of $2.1 million in the second quarter of 2009 to operating income of $1.1 million in the second quarter of 2010, primarily due to the increase in homes delivered and the increase in the average sales price of homes delivered discussed above, along with higher gross margins.  Excluding abandoned land transaction costs of $0.1 million and $0.9 million for the second quarters of 2010 and 2009, respectively, selling, general and administrative expenses increased $1.0 million, primarily due to an increase in variable selling expenses, payroll related expenses, and sales office expenses.  New contracts for our Mid-Atlantic region decreased 33%, from 239 in the second quarter of 2009 to 159 in the second quarter of 2010.  Our Mid-Atlantic region experienced a higher decline in new contracts compared to our other regions primarily due to the timing of new community openings, which was affected, in part, by the fact that for the second quarter of 2010, we had 22 active communities in our Mid-Atlantic region, compared to 25 active communities for the second quarter of 2009.  Our second quarter 2010 monthly absorption rate in our Mid-Atlantic region was 2.5 per community, compared to 2.9 per community in the second quarter of 2009.

Financial Services.  For the three months ended June 30, 2010, revenue from our mortgage and title operations increased $0.3 million (9%), from $3.2 million in the second quarter of 2009 to $3.5 million in the second quarter of 2010, due primarily to a 45% increase in the number of loan originations.  Selling, general and administrative expenses increased $0.3 million for the quarter ended June 30, 2010 due to a $0.3 million increase in payroll related expenses.  Operating income for our financial services segment remained the same as the second quarter of 2009 at $1.5 million for the quarter ended June 30, 2010.

At June 30, 2010, M/I Financial had mortgage operations in all of our markets except Houston, where we have not commenced operations yet.  Approximately 84% of our homes delivered during the second quarter of 2010 that were financed were through M/I Financial, compared to 88% in 2009.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses decreased $0.2 million (3%), from $6.1 million in the second quarter of 2009 to $5.9 million in the second quarter of 2010.  The decrease was primarily due to a decrease of approximately $0.2 million in professional fees.

Interest Expense - Net.  Interest expense for the Company increased $0.3 million (15%), from $1.8 million for the quarter ended June 30, 2009 to $2.1 million for the quarter ended June 30, 2010.  This increase was primarily due to the increase in our weighted average borrowing rate from 8.37% for the three months ended June 30, 2009 to 9.25% for the three months ended June 30, 2010.  The increase in our weighted average borrowing rate was partially offset by a slight decrease in our weighted average borrowings from $210.9 million in the second quarter of 2009 to $209.1 million in the second quarter of 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Midwest Region.  For the six months ended June 30, 2010, Midwest homebuilding revenue was $154.6 million, a 78% increase compared to the first six months of 2009.  The increase was primarily due to the 67% increase in the number of homes delivered, as well as a 7% increase in the average sales price of homes delivered, from $209,000 in the first six months of 2009 to $223,000 in the first six months of 2010.  Operating income increased by $9.5 million (102%), from an operating loss of $9.3 million in the first half of 2009 to operating income of $0.2 million in the first half of 2010, primarily due to the increase in revenue discussed above and lower homebuilding costs as a percentage of revenue.  Excluding impairment charges of $3.0 million and $2.9 million for the first six months of 2010 and 2009, respectively, our adjusted operating gross margins were 12.8% and 8.2%, respectively, for those same periods in our Midwest region.  The 4.6% increase was the result of our Company-wide initiative to reduce hard costs, along with value engineering in our Midwest markets.  For the first half of 2010, we opened 15 new communities in our Midwest region compared to 5 new communities for the first half of 2009, and overall, we are experiencing higher gross margins in our new communities.  Excluding abandoned land transaction costs of $0.1 million in the first half of 2010 and $0.5 million in the first half of 2009, selling, general and administrative costs increased $3.5 million, from $13.0 million for the six months ended June 30, 2009 to $16.5 million for the six months ended June 30, 2010, due to an increase in variable selling expenses, payroll related expenses, advertising expenses, model home expenses, and expenses related to our sales offices, which were related to our increased sales volume.  For the six months ended June 30, 2010, our Midwest region new contracts decreased 1%, from 754 in the first six months of 2009 to 746 in the first six months of 2010.  We have been actively trying to improve our absorption rates and, as a result, the monthly absorption rate for the six months ended June 30, 2010 in our Midwest region was 1.9 per community, compared to 1.8 per community for the six months ended June 30, 2009.  At June 30, 2010, we had 468 homes in backlog, a decrease of 33% over the 703 homes we had in backlog at June 30, 2009, and the sales value of those homes in backlog also decreased, from $145.3 million at June 30, 2009 to $115.3 million at June 30, 2010.  The average sales price of homes in backlog increased 19% from $207,000 at June 30, 2019 to $246,000 at June 30, 2010.

Florida Region.  For the six months ended June 30, 2010, Florida homebuilding revenue increased $5.9 million (13%), from $44.8 million in the first six months of 2009 to $50.7 million.  The increase in revenue was primarily due to a 25% increase in the number of homes delivered, which was partially offset by a $0.6 million decrease in revenue from outside land sales, from $0.7 million in the first half of 2009 to $0.1 million in the first half of 2010, along with a decrease in the average sales price of homes delivered from $227,000 for the six months ended June 30, 2009 to $209,000 for the six months ended June 30, 2010 due to changes in our product mix.  Operating loss decreased $16.1 million (88%), from $18.4 million for the six months ended June 30, 2009 to $2.3 million for the six months ended June 30, 2010.  Excluding impairment charges of $2.2 million and $0.6 million for drywall repairs for the six months ended June 30, 2010, and $10.6 million of impairment charges and $5.3 million for drywall repairs for the six months ended June 30, 2009, our adjusted operating gross margins were 15.7% and 12.6%, respectively, for those same periods in our Florida region.  The 3.1% increase was due to the results of our Company-wide initiative to reduce hard costs, along with value engineering in our Florida markets.  For the first half of 2010, we opened 4 new communities in our Florida region compared to 1 new community for the first half of 2009, and overall, we are experiencing higher gross margins in our new communities.  Selling, general and administrative costs decreased $0.7 million, from $8.2 million for the six months ended June 30, 2009 to $7.5 million for the six months ended June 30, 2010, due to a decrease in payroll related expenses and land related expenses.  For the six months ended June 30, 2010, new contracts increased 21%, from 224 in 2009 to 272 in 2010.  There were 83 homes in backlog at June 30, 2010, a decrease of 22% compared to 106 homes in backlog at June 30, 2009.  During the first six months of 2010 and 2009, we accrued $0.6 million and $5.3 million, respectively, for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.  During the first six months of 2009, we also recorded bad debt expense of $1.0 million on a note receivable related to a piece of land we sold in Florida in 2006.  Our monthly absorption rates for both the six months ended June 30, 2010 and June 30, 2009 in our Florida region were 2.1 per community.

Mid-Atlantic Region. For the six months ended June 30, 2010, Mid-Atlantic homebuilding revenue increased $28.7 million (38%) from $74.6 million in the first six months of 2009 to $103.3 million in the first six months of 2010.  Driving this increase was a 20% increase in the number of homes delivered, from 275 in 2009 to 330 in 2010, along with a 15% increase in the average selling price of homes delivered, from $271,000 in 2009 to $313,000 in 2010.  Operating income for the six months ended June 30, 2010 was $0.7 million, an increase of 112% from an operating loss of $6.0 million for the six months ended June 30, 2009 due to the increase in homes delivered and the average sales price of homes delivered discussed above, and higher gross margins.  Excluding impairment charges of $4.3 million and $4.0 million for the first half of 2010 and 2009, respectively, our adjusted operating gross margins were 16.5% and 12.1%, respectively, for those same periods in our Mid-Atlantic region.  The 4.4% increase was due to the results of our Company-wide initiative to reduce hard costs, along with value engineering in our Mid-Atlantic markets.  For the first half of 2010, we opened 6 new communities in our Mid-Atlantic region compared to 2 new communities for the first half of 2009, and overall, we are experiencing higher gross margins in our new communities.  Selling, general and administrative expenses increased $1.7 million when excluding abandoned land transaction costs of $0.2 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively, primarily due to increases in variable selling expenses, advertising expenses, payroll related expenses, and expenses related to our sales offices.  New contracts in the Mid-Atlantic region decreased 22% for the six months ended June 30, 2010, from 448 in the first six months of 2009 to 349 in the first six months of 2010.  We have been actively trying to improve our absorption rates and, as a result, our monthly absorption rate for the six months ended June 30, 2010 in our Mid-Atlantic region was 2.7 per community, compared to 2.0 per community for the six months ended June 30, 2009.  Backlog at June 30, 2010 decreased 34% in units, from 297 at June 30, 2009 to 197 at June 30, 2010, and 27% in total sales value, from $91.9 million at June 30, 2009 to $67.1 million at June 30, 2010, with the average sales price of homes in backlog increasing from $309,000 at June 30, 2009 to $341,000 at June 30, 2010.

Financial Services.  For the six months ended June 30, 2010, revenue from our mortgage and title operations increased $1.0 million (16%), from $6.2 million in the first six months of 2009 to $7.2 million in the first six months of 2010.  This increase was primarily due to a 30% increase in loan originations, from 772 in the first half of 2009 to 1,003 in the first half of 2010.  Operating income for our financial services segment increased $0.5 million, from $2.8 million in 2009 to $3.3 million in 2010.

At June 30, 2009, M/I Financial had mortgage operations in all of our markets except Houston, where we have not commenced operations yet.  Approximately 84% of our homes delivered during the six months ended June 30, 2009 that were financed were through M/I Financial, compared to 90% in 2009.  Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense.  For the six months ended June 30, 2010, corporate selling, general and administrative expenses increased $0.2 million from $11.0 million in the first six months of 2009 to $11.2 million in the first six months of 2010.  This increase was primarily the result of a $0.5 million increase in payroll and incentive related expenses, along with a $0.5 million increase in miscellaneous other expenses.  These increases were partially offset by a $0.5 million decrease in professional fees, a $0.2 million decrease in expenses associated with the company airplane that was sold in during the first quarter of 2009, and a $0.1 million reduction in land related expenses.

Interest Expense - Net.  Interest expense for the Company decreased $0.8 million (16%) from $5.0 million for the six months ended June 30, 2009 to $4.2 million for the six months ended June 30, 2010.  This decrease was primarily due to the decrease in interest capitalized due primarily to a reduction in land development activities, along with a decrease in our weighted average borrowings from $217.8 million in the first half of 2009 to $209.1 million in the first half of 2010.  These decreases were partially offset by an increase in our weighted average borrowing rate from 8.67% for the six months ended June 30, 2009 to 8.91% for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

Funding for our business has been provided principally by cash flows from operating activities, borrowings under our credit facilities, and the public debt and equity markets.  In the first half of 2010, we purchased $58.1 million of land and lots and spent $14.6 million on land development activities.  Excluding land purchases, land development costs, and land sales revenues of $0.1 million, we had adjusted cash flows from operations of $54.7 million.

At both June 30, 2010 and 2009, our ratio of net debt to net capital was 26%.  Net debt to net capital consists of total debt net of cash divided by total debt net of cash plus shareholders’ equity.  We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

On June 9, 2010, the Company entered into a new three-year secured revolving credit facility (the “Credit Facility”) with an aggregate commitment amount of $140 million.  Historically, we have used our credit facility as a partial source of funding for our homebuilding operations.  However, as we have generated substantial cash flows from operations and accumulated a significant cash balance in recent quarters, we have not borrowed under the Credit Facility or our previous homebuilding credit facility since December 2008.

Operating Cash Flow Activities

For the six months ended June 30, 2010, we used $18.0 million of cash from our operating activities, compared to generating $40.9 million from our operating activities in the first six months of 2009.  For the six months ended June 30, 2010, our $72.8 million investment in land was the main contributor to our operating cash outflow, along with a $9.8 million increase in cash held in escrow and a $5.3 million decrease in other liabilities.  In addition, we funded $14.2 million more in mortgage originations then we received in cash proceeds from the sale of mortgage loans.  Partially offsetting these outflows were the $25.9 million income tax refund that we received in the first quarter, along with a $10.1 million increase in accounts payable.

The amount of cash used in operating activities in the first half of 2010 represented a $58.9 million decrease from the $40.9 million of cash generated in the first half of 2009.  The decrease was primarily driven by a $24.6 million decrease in the net change in our inventory, which was the result of our increased investment in land as our strategy has become slightly more offensive, net of the impact of the increase in homes delivered, when compared to the first half of 2009.  In the six months ending June 30, 2010, we purchased $58.1 million of land and lots, compared to $14.4 million purchased in the six months ended June 30, 2009, and we are currently projecting to purchase an additional $50 million to $70 million of land and lots and spend an additional $20 million to $30 million on land development activities in the last half of 2010.  However, we will actively monitor market conditions and plan to adjust our land spending accordingly.  The decrease of cash generated by operating activities in the first six months of 2010 was also the result of an increase in cash held in escrow that exceeded last year’s first six months decrease by $13.4 million.  In addition, in the first half of 2009 we received a tax refund of $36.4 million compared to a $25.9 million tax refund in the first half of 2010.

The net cash provided by our operating activities during the past three years has resulted in substantial liquidity and provides us with the flexibility to determine the appropriate operating strategy for each of our communities and to take advantage of opportunities in the market.  While over the past several years we have substantially slowed our purchases of undeveloped land and our development spending on land, we are, as mentioned above, increasing our land investment in 2010 by purchasing or contracting to purchase land and finished lots in many markets with a goal to drive increased sales and home closings and return to profitability.  As we work towards this goal, we expect to generate less cash flows from operations than we have over the past three years.

In the normal course of our business, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, we have provided deposits to land sellers totaling $3.5 million as of June 30, 2010 as consideration for the right to purchase land and lots in the future, including the right to purchase $77.9 million of land and lots during the years 2010 through 2016.

Investing Cash Flow Activities

We used $16.0 million of cash in investing activities for the six months ended June 30, 2010, compared to $72.4 million for the six months ended June 30, 2009.  The $56.4 million decrease was primarily due to a $61.4 million net change in cash used to invest in restricted cash accounts for the six months ended June 30, 2010 when compared with the first six months of 2009.  The balance of restricted cash increased by $76.3 million in the first 6 months of 2009 due to the temporary pledge of cash in excess of $25 million that had to be designated as collateral in accordance with the Company's previous $150 million secured revolving credit facility dated October 6, 2006 (as amended, the "Previous Credit Facility") pending the completion of appraisals on mortgaged property under that facility.  Restricted cash as of June 30, 2010 primarily consisted of homebuilding cash the Company had designated as collateral at June 30, 2010 in accordance with the four secured Letter of Credit Facilities (“LOC Facilities”) that the Company entered into in July 2009 and the secured Letter of Credit Facility that the Company entered into in June 2010 (collectively, the “LOC Facilities”) for land development purposes and other corporate purposes.  At June 30, 2010, the Company had $34.1 million of restricted cash as collateral for the LOC Facilities, an increase of $15.5 million from December 31, 2009.  Along with the increase in restricted cash, the Company also made $0.8 million in property and equipment purchases during the first six months of 2010.  We received $7.9 million from the sale of the Company’s airplane in the first half of 2009.

Financing Cash Flow Activities

For the six months ended June 30, 2010, our financing activities provided $5.7 million of cash, including $9.8 million of borrowings (net of repayments) under M/I Financial’s secured credit agreement that was renewed on April 27, 2010.  Our borrowings were partially offset by $3.9 million of costs associated with obtaining our new Credit Facility in June 2010, and $0.2 million of principal repayments on our mortgage notes payable.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities.  We routinely monitor current operational requirements, financial market conditions, and credit relationships.  We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements.  We further believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit.  However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary to our cash management if market conditions continue to deteriorate and/or the challenging economic conditions extend beyond our expectations.  We cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future.  Please refer to “Item 1A. Risk Factors” in Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of June 30, 2010:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Note payable banks – homebuilding (a)	6/13/2013	$ -	$ 32,504
Note payable bank – financial services	4/26/2011	$ 33,911	$ -
Senior notes	4/1/2012	$200,000	$ -
Universal shelf registration (b)	-	$ -	$194,055

(a)
The available amount is calculated in accordance with the borrowing base calculation under the Credit Facility and can be increased if we secure additional assets or invest additional amounts in the current pledged assets.  The maximum aggregate commitment under the Credit Facility is $140 million.

(b)	This shelf registration is intended to allow us to expediently access capital markets in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

Note Payable Banks - Homebuilding. On June 9, 2010, the Company entered into the Credit Facility, which has an aggregate commitment amount of $140 million, including a $25 million sub-facility for letters of credit.  The Credit Facility is governed by a Credit Agreement (the “Credit Agreement”).  The Credit Facility matures on June 9, 2013.  The Company’s obligations under the Credit Facility are guaranteed by all of the Company’s subsidiaries (the “Guarantors”), with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

The Credit Facility replaces the Previous Credit Facility, which was scheduled to mature in October 2010.  As a condition of the termination of the Previous Credit Facility, the Company paid its outstanding obligations under the Previous Credit Facility, but incurred no prepayment premiums.

The obligations under the Credit Facility are secured by certain of the personal property of the Company and the Guarantors and by certain real property in Ohio and North Carolina.  Availability under the Credit Facility is based, initially (until appraisals are completed on the mortgaged real property), on a borrowing base equal to 100% of cash, if any, pledged as security, plus 35% of the aggregate book value of the mortgaged real property.  Once appraisals on the mortgaged real property are completed, availability under the Credit Facility will be based on a borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of the mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land.  The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets.  The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by the decreases equal to the collateral value of homes delivered that are within the pledged asset pool.  As of June 30, 2010, net borrowing availability under the Credit Facility was $32.5 million in accordance with the borrowing base calculation.

At June 30, 2010, the Company’s homebuilding operations did not have any outstanding borrowings, but had outstanding letters of credit totaling $0.8 million under the Credit Facility, and had pledged $95.1 million in aggregate book value of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement.

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants.  The covenants, as more fully described in the Credit Agreement, require, among other things, that the Company (1) maintain a certain Consolidated Tangible Net Worth as defined in the credit agreement; (2) maintain a leverage ratio not greater than 1.5x; (3) maintain (a) a ratio of EBITDA to consolidated interest incurred for the most recently ended four fiscal quarters greater than 1.5x, (b) a ratio of adjusted cash flow from operations to consolidated interest incurred for the most recently ended four fiscal quarters greater than 1.50x or (c) unrestricted cash in excess of $25 million; and (4) not incur any secured indebtedness outside of the Credit Facility exceeding $25 million (other than letters of credit in an aggregate amount not in excess of $50 million fully secured by a lien on cash and cash equivalents).

In addition, if, as of April 1, 2011, the Senior Notes have not been refinanced in full, the Aggregate Commitment will be immediately reduced by 30%; provided that, if the Senior Notes are refinanced in full after April 1, 2011 and prior to July 1, 2011, the 30% reduction will be immediately eliminated.  If, as of July 1, 2011, the Senior Notes have not been refinanced in full, the Aggregate Commitment will be immediately reduced by 50%.  If, as of October 1, 2011, the Senior Notes have not been refinanced in full, the Aggregate Commitment will be immediately reduced to $0 and the Credit Agreement will terminate.

The Credit Agreement contains customary events of default, including:  nonpayment of principal, interest and fees; defaults in the performance of covenants; inaccuracy of representations and warranties; material defaults on other agreements; and bankruptcy and other insolvency events.  In the event of default under the Credit Agreement, the lenders may terminate their commitments under the Credit Agreement and declare the amounts outstanding, including all accrued and unpaid interest and fees, payable immediately.

As of June 30, 2010, the Company was in compliance with all restrictive covenants of the Credit Facility.  The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants:

Financial Covenant	Covenant Requirement		Actual
		(Dollars in millions)
Minimum Net Worth (a)	=	$200.0	$310.6
Leverage Ratio (b)	≤	1.50 to 1.00	0.81 to 1.00
Interest Coverage (c)	≥	1.50 to 1.00	1.50 to 1.00
Adjusted Cash Flow Coverage (c)	≥	1.50 to 1.00	1.64 to 1.00
Secured Indebtedness	<	$25.0	$6.0
Total Land Restriction	≤	$341.7	$165.4
Extension of Credit	<	$31.1	$8.8
Investment in Unconsolidated Limited Liabilities Companies	<	$62.1	$10.7
Limit on Investments in non-Guarantor Subsidiaries	≤	$93.2	$36.1
Spec and Model Homes Restriction	≤	977	655

(a)
Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Facility) was calculated based on the stated amount of our consolidated equity less intangible assets of $4.6 million as of June 30, 2010.

(b)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

(c)	The Company is required to meet one of these two interest coverage requirements or hold unrestricted cash in excess of $25 million.

In July 2009, the Company entered into four secured Letter of Credit Facilities with a combined borrowing capacity of $35 million.  The maturities of three of these facilities range from August 31, 2010 to August 31, 2011, while the fourth facility remains in effect until the Company gives notice of termination.  On June 4, 2010, the Company entered into a new secured Letter of Credit Facility with a one year term and a borrowing capacity of $10 million.  The LOC Facilities have collateral requirements that the Company will cover solely with cash.  As of June 30, 2010, we were in compliance with all restrictive covenants of the LOC Facilities.  At June 30, 2010, there was $33.3 million outstanding under the LOC Facilities which was collateralized with $34.1 million of restricted cash.  The Company expects to enter into amendments to the four Letter of Credit Facilities that it entered into in July 2009 to increase the aggregate borrowing capacity under those facilities and, with respect to the two facilities which expire in 2010, to extend their maturity dates.

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

Note Payable Bank – Financial Services.  On April 27, 2010, M/I Financial closed a one-year renewal of its secured credit agreement (the “MIF Credit Agreement”).  This agreement replaced M/I Financial’s secured credit agreement that was scheduled to expire on May 15, 2010 (the “Previous MIF Credit Agreement”).

The MIF Credit Agreement provides M/I Financial with $45.0 million maximum borrowing availability, an increase of $15.0 million from the maximum availability under the Previous MIF Credit Agreement.  In addition, unlike the Previous MIF Credit Agreement, the MIF Credit Agreement is not guaranteed by the Company.  The MIF Credit Agreement, which expires on April 26, 2011, is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors.  The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement.  Under the MIF Credit Agreement, M/I Financial may not permit the ratio of total liabilities to adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to exceed 4.50 to 1.00.  M/I Financial also may not permit its adjusted tangible net worth to be less than $10.0 million or the ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00.  M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate equal to the greater of the floating LIBOR rate (LIBOR plus 400 basis points) or 5.25%.

At June 30, 2010, there was $33.9 million outstanding under the MIF Credit Agreement.  As of June 30, 2010, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

Senior Notes.  At June 30, 2010, we had $200.0 million of 6.875% Senior Notes outstanding.  The notes are due April 2012 and are fully and unconditionally guaranteed jointly and severally by substantially all of the Company’s wholly-owned subsidiaries.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, as well as the ability to repurchase any shares.  If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares.  At June 30, 2010, our restricted payments basket was $(169.5) million.  As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as from repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005.  As of June 30, 2010, the Company was in compliance with all restrictive covenants under the indenture governing our Senior Notes.

Under the terms of the Credit Agreement, the Company is permitted to repurchase up to $50 million of Senior Notes if certain conditions are met, and the Company is permitted to refinance the Senior Notes, neither of which were permitted under the terms of the Previous Credit Facility.  Our goal is to retire the Senior Notes at or prior to maturity through a refinancing and possibly repurchases.  Subject to the terms of the Credit Agreement, the Company may from time to time seek to repurchase and/or refinance the Senior Notes through open market repurchase transactions, privately negotiated transactions, tender offers, exchange offers or otherwise.  The timing and nature of such transactions will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  We continue to monitor the capital markets and review refinancing alternatives, including the estimated issuance cost of new debt and the estimated cost of redeeming the Senior Notes.  Any such transactions, individually or in the aggregate, may be material to our financial condition, results of operations and/or liquidity.

Weighted Average Borrowings.  For the three months ended June 30, 2010 and 2009, our weighted average borrowings outstanding were $209.1 million and $210.9 million, respectively, with a weighted average interest rate of 9.25% and 8.37%, respectively.  For the six months ended June 30, 2010 and 2009, our weighted average borrowings outstanding were $209.1 million and $217.8 million, respectively, with a weighted average interest rate of 8.91% and 8.67%, respectively.  The increase in our weighted average interest rates for both the three months ending June 30, 2010 and June 30, 2010 compared to those same periods in 2009 was due to an increase in our commitment fees for both the MIF Credit Agreement and the Credit Facility, along with an increase in our borrowing rate for borrowings under the MIF Credit Agreement.  The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.

Preferred Shares.  On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million.  Dividends on the Preferred Shares are non-cumulative and are paid at an annual rate of 9.75%.  Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15.  If there is a change of control of the Company and if the Company’s corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year.  We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event.  On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, at a cash redemption price of $25 per depositary share.  The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us.  Holders of the Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law.  The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

We did not pay any dividends on the Preferred Shares in the first half of 2010.  Pursuant to certain restrictive covenants in the indenture governing our Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted from paying dividends until such time that the restricted payments basket (as defined in the indenture) has been restored or our Senior Notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

Universal Shelf Registration.  On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the shelf registration statement, the Company may, from time to time over an extended period, offer new debt, equity and certain other securities.  The timing and amount of offerings, if any, will depend on market and general business conditions.  As of June 30, 2010, $194.1 million remains available under the universal shelf registration statement for future offerings.

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

Unconsolidated Limited Liability Companies.  In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots.  These arrangements include the creation by the Company of Unconsolidated LLCs, with the Company’s interest in these entities ranging from 33% to 50%.  These entities engage in land development activities for the purpose of distributing (in the form of a capital distribution) or selling developed lots to the Company and its partners in the entity.  These entities generally do not meet the criteria of VIEs, because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors; however, we must evaluate each entity to determine whether it is or is not a VIE.  If an entity was determined to be a VIE, we would then evaluate whether or not we are the primary beneficiary.  These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity.

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of June 30, 2010 to be the amount invested of $10.6 million, plus letters of credit and bonds totaling $0.3 million that serve as completion bonds for the development work in progress, and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 9 and Note 10 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of June 30, 2010 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $3.5 million, including prepaid acquisition costs of $0.5 million, and letters of credit of $1.0 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements, and miscellaneous deposits.  As of June 30, 2010, the Company had outstanding $61.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $21.8 million of performance bonds and $24.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.2 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $9.2 million of financial letters of credit; and (3) $5.4 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

During the past few years, we have experienced some detrimental effects from inflation, particularly the inflation in the cost of land that occurred several years ago.   As a result of declines in market conditions in most of our markets, in certain communities we have been unable to recover the cost of these higher land prices, resulting in lower gross margins and significant charges being recorded in our operating results due to the impairment of inventory and investments in Unconsolidated LLCs, and other write-offs relating to abandoned land transaction costs.  In recent years, we have not experienced a detrimental effect from inflation in relation to our home construction costs, and we have been successful in reducing certain of these costs with our subcontractors.  However, unanticipated construction costs or a change in market conditions may occur during the period between the date sales contracts are entered into with customers and the delivery date of the related homes, resulting in lower gross profit margins.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Credit Agreement, which permit borrowings of up to $185 million as of June 30, 2010, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $0.8 million and $2.6 million at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in an asset of less than $0.1 million.  At December 31, 2009, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in an asset of $0.1 million.  For both the three and six months ended June 30, 2010, we recognized income of less than $0.1 million relating to marking these committed IRLCs and the related best-efforts contracts to market.  For both the three and six months ended June 30, 2009, we recognized expense of $0.1 million relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At June 30, 2010 and December 31, 2009, the notional amount of the uncommitted IRLCs was $41.2 million and $42.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.7 million and a liability of less than $0.1 million at June 30, 2010 and December 31, 2009, respectively.  For the three and six months ended June 30, 2010, we recognized income of $0.6 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.  For the three and six months ended June 30, 2009, we recognized expense of $0.6 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At June 30, 2010 and December 31, 2009, the notional amount under these FMBSs was $46.0 million and $43.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.6 million and an asset of $0.7 million, respectively.  For the three and six months ended June 30, 2010, we recognized expense of $1.2 million and $1.3 million, respectively, relating to marking these FMBSs to market.  For the three and six months ended June 30, 2009, we recognized income of $0.7 million and $0.6 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $4.5 million and $27.7 million at June 30, 2010 and December 31, 2009, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million and $0.8 million at June 30, 2010 and December 31, 2009, respectively.  For the three and six months ended June 30, 2010, we recognized income of $0.2 million and $0.7 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.  For the three and six months ended June 30, 2009, we recognized expense of $0.3 million and $0.6 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $45.0 million and $45.2 million, respectively, at June 30, 2010, and $8.0 million and $8.6 million, respectively, at December 31, 2009.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of June 30, 2010 and December 31, 2009, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $1.4 million and an asset of $0.1 million, respectively.  For the both the three and six months ended June 30, 2010, we recognized expense of $1.5 million relating to marking these FMBSs to market.  For the three and six months ended June 30, 2009, we recognized income of $0.8 million and $1.5 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2010:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2010	2011	2012	2013	2014	Thereafter	Total	6/30/10
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.84%	$52,655	$-	$-	$-	$-	$-	$ 52,655	$ 51,472
Variable rate	3.77%	468	-	-	-	-	-	468	472

LIABILITIES:
Long-term debt – fixed rate	6.91%	$ 156	$332	$200,360	$391	$424	$4,347	$206,010	$205,121
Long-term debt – variable rate	5.25%	33,911	-	-	-	-	-	33,911	33,911

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On March 14, 2008, a former employee filed a complaint in the United States District Court, Middle District of Florida, on behalf of himself and those similarly situated, against M/I Homes, Inc., alleging that he and other construction superintendents were misclassified as exempt and not paid overtime compensation under the Fair Labor Standards Act and seeking equitable relief, damages and attorneys' fees.  Six other individuals have filed consent forms in order to join the action.  The Company filed an answer on or about August 21, 2008.  In June 2010, the parties reached a full and final settlement of the claims raised in the complaint.  Please refer to Note 12 of the Company’s Unaudited Condensed Consolidated Financial Statements for further information on this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities – None.

(b) Use of Proceeds – Not Applicable.

(c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million of its outstanding common shares.  The repurchase program expires on November 8, 2010 and was publicly announced on November 10, 2005.  The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant.  During the three month period ended June 30, 2010, the Company did not repurchase any shares.  As of June 30, 2010, the Company had approximately $6.7 million of availability remaining under the Board-approved repurchase program.  As discussed in Note 13 to our Unaudited Condensed Consolidated Financial Statements, because the “restricted payments basket” under the indenture governing our Senior Notes is less than zero, we are currently restricted from repurchasing any shares under our common shares repurchase program.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
April 1 to April 30, 2010	-	$-	-	$6,715,000
May 1 to May 31, 2010	-	-	-	$6,715,000
June 1 to June 30, 2010	-	-	-	$6,715,000
Total	-	$-	-	$6,715,000

(1)
On November 10, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $25 million of its outstanding common shares.  This repurchase program expires on November 8, 2010.

Item 3.  Defaults Upon Senior Securities  - None.

Item 5.  Other Information  - None.

Item 6.  Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1
Credit Agreement dated June 9, 2010 by and among M/I Homes, Inc., as borrower, the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, N.A. and The Huntington National Bank, as co-syndication agents, and Fifth Third Bank and US Bank National Association, as co-documentation agents (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2010.)

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

M/I Homes, Inc.
(Registrant)

Date:	July 30, 2010	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 30, 2010	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Credit Agreement dated June 9, 2010 by and among M/I Homes, Inc., as borrower, the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, N.A. and The Huntington National Bank, as co-syndication agents, and Fifth Third Bank and US Bank National Association, as co-documentation agents (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2010.)

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