Form 10-Q
period 2010-09-30
M I HOMES INC
filed 2010-10-26
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

(614) 418-8000
(Registrant's telephone number, including area code)

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
Common shares, par value $.01 per share: 18,523,335 shares outstanding as of October 21, 2010.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$43,894	$109,930
Restricted cash	48,108	22,302
Mortgage loans held for sale	32,446	34,978
Inventory	487,986	420,289
Property and equipment - net	17,453	18,998
Investment in unconsolidated limited liability companies	11,102	10,299
Income tax receivable	4,298	30,135
Other assets	11,937	16,897
TOTAL ASSETS	$657,224	$663,828

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$53,863	$38,262
Customer deposits	4,420	3,831
Other liabilities	48,331	56,426
Community development district obligations	7,406	8,204
Obligation for consolidated inventory not owned	—	616
Note payable bank - financial services operations	23,773	24,142
Note payable — other	5,932	6,160
Senior notes — net of discount of $384 and $576, respectively, at September 30, 2010 and December 31, 2009	199,616	199,424
TOTAL LIABILITIES	343,341	337,065

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares — $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares — $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares at September 30, 2010 and December 31, 2009	221	221
Additional paid-in capital	139,772	137,492
Retained earnings	148,635	163,847
Treasury shares — at cost — 3,578,388 and 3,580,987 shares, respectively, at September 30, 2010 and December 31, 2009	(71,070)	(71,122)
TOTAL SHAREHOLDERS' EQUITY	313,883	326,763

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$657,224	$663,828

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$135,609	$152,738	$451,402	$365,033
Costs, expenses and other loss:
Land and housing	108,659	131,416	373,030	320,929
Impairment of inventory and investment in unconsolidated limited liability companies	1,796	14,962	11,206	32,484
General and administrative	13,148	14,414	39,601	42,831
Selling	11,735	11,601	36,482	30,339
Interest	1,952	1,298	6,172	6,305
Other loss	—	—	—	941
Total costs, expenses and other loss	137,290	173,691	466,491	433,829

Loss before income taxes	(1,681)	(20,953)	(15,089)	(68,796)

Provision for income taxes	389	121	123	309

Net loss	$(2,070)	$(21,074)	$(15,212)	$(69,105)

Loss per common share:
Basic	$(0.11)	$(1.14)	$(0.82)	$(4.29)
Diluted	$(0.11)	$(1.14)	$(0.82)	$(4.29)

Weighted average shares outstanding:
Basic	18,523	18,514	18,523	16,127
Diluted	18,523	18,514	18,523	16,127

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Nine Months Ended September 30, 2010
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders'
(Dollars in thousands)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2009	4,000	$96,325	18,520,736	$221	$137,492	$163,847	$(71,122)	$326,763
Net loss	—	—	—	—	—	(15,212)	—	(15,212)
Income tax benefit from stock options and deferred compensation distributions	—	—	—	—	(14)	—	—	(14)
Stock options exercised	—	—	600	—	(7)	—	12	5
Stock-based compensation expense	—	—	—	—	2,179	—	—	2,179
Deferral of executive and director compensation	—	—	—	—	162	—	—	162
Executive and director deferred compensation distributions	—	—	1,999	—	(40)	—	40	—
Balance at September 30, 2010	4,000	$96,325	18,523,335	$221	$139,772	$148,635	$(71,070)	$313,883

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
(In thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(15,212)	$(69,105)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	11,603	27,076
Impairment of investment in unconsolidated limited liability companies	—	6,896
Mortgage loan originations	(301,419)	(275,655)
Proceeds from the sale of mortgage loans	305,430	275,748
Fair value adjustment of mortgage loans held for sale	(1,479)	592
Net loss from property disposals	7	942
Bad debt expense	—	1,223
Depreciation	3,859	3,887
Amortization of intangibles, debt discount and debt issue costs	1,935	1,901
Stock-based compensation expense	2,179	2,337
Deferred income tax benefit	(5,684)	(27,532)
Deferred tax asset valuation allowance	5,684	27,532
Income tax receivable	25,837	39,456
Excess tax expense from stock-based payment arrangements	14	103
Equity in undistributed income of unconsolidated limited liability companies	(155)	(10)
Write-off of unamortized debt discount and financing costs	311	554
Change in assets and liabilities:
Cash held in escrow	(9,358)	(4,278)
Inventory	(81,562)	(12,891)
Other assets	6,780	2,205
Accounts payable	15,601	22,922
Customer deposits	589	2,145
Accrued compensation	(1,141)	(3,682)
Other liabilities	(6,806)	2,651
Net cash (used in) provided by operating activities	(42,987)	25,017

INVESTING ACTIVITIES:
Restricted cash	(16,448)	(66,858)
Purchase of property and equipment	(1,455)	(3,695)
Proceeds from the sale of property	—	7,878
Investment in unconsolidated limited liability companies	(661)	(1,068)
Return of investment from unconsolidated limited liability companies	13	61
Net cash used in investing activities	(18,551)	(63,682)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(369)	(8,456)
Principal repayments of note payable-other and community development district bond obligations	(246)	(10,710)
Net proceeds from the issuance of common stock	—	52,568
Debt issue costs	(3,874)	(2,122)
Payments on capital lease obligations	—	(91)
Proceeds from exercise of stock options	5	61
Excess tax benefit from stock-based payment arrangements	(14)	(103)
Net cash (used in) provided by financing activities	(4,498)	31,147
Net decrease in cash	(66,036)	(7,518)
Cash balance at beginning of period	109,930	32,518
Cash balance at end of period	$43,894	$25,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$372	$662
Income taxes	$274	$168

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(780)	$(1,362)
Consolidated inventory not owned	$(616)	$(4,826)
Distribution of single-family lots from unconsolidated limited liability companies	$—	$2
Deferral of executive and director compensation	$162	$138
Executive and director deferred compensation distributions	$40	$211

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“Unconsolidated LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers' compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2009 Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission.

NOTE 2. Cash and Restricted Cash

The table below is a summary of our cash balances at September 30, 2010 and December 31, 2009:

(In thousands)	September 30, 2010	December 31, 2009

Homebuilding	$29,700	$96,464
Financial services	14,194	13,466
Unrestricted cash	$43,894	$109,930
Restricted cash	48,108	22,302
Total cash	$92,002	$132,232

Restricted cash primarily consists of homebuilding cash the Company had designated as collateral at September 30, 2010 and December 31, 2009 in accordance with the four secured Letter of Credit Facilities that were entered into in July 2009 and the one secured Letter of Credit Facility entered into in June 2010 (collectively, as amended, the “Letter of Credit Facilities”). Restricted cash also includes cash held in escrow of $12.5 million and $3.1 million at September 30, 2010 and December 31, 2009, respectively.

NOTE 3. Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends Accounting Standards Codification 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure. ASU 2010-06 was effective for the Company beginning January 1, 2010. The Company's disclosures conform to the requirements of ASU 2010-06. Refer to Note 4 for additional discussion of fair value measurements.

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

The fair value is based on published prices for mortgage-backed securities with similar characteristics, and the buyup fees received or buydown fees to be paid upon securitization of the loan. The buyup and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. The Company sells the majority of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management's judgment and historical experience.

The fair value of the Company's forward sales contracts to broker/dealers solely considers the market price movement of the same type of security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $3.6 million at September 30, 2010. At September 30, 2010, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million. For the three and nine months ended September 30, 2010, we recognized income of less than $0.1 million and $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At September 30, 2010, the notional amount of the uncommitted IRLCs was $43.4 million. The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.3 million at September 30, 2010. For the three and nine months ended September 30, 2010, we recognized expense of $0.4 million and income of $0.3 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings. At September 30, 2010, the notional amount under these FMBSs was $43.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.1 million. For the three and nine months ended September 30, 2010, we recognized income of $0.7 million and expense of $0.6 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $4.1 million at September 30, 2010. The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million at September 30, 2010. For the three and nine months ended September 30, 2010, we recognized income of less than $0.1 million and $0.7 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $28.0 million at September 30, 2010. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of September 30, 2010, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.1 million. For the three and nine months ended September 30, 2010, we recognized income of $1.3 million and expense of $0.2 million, respectively, relating to marking these FMBSs to market.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage loans held for sale	$331	$—	$331	$—
Forward sales of mortgage-backed securities	5	—	5	—
Interest rate lock commitments	329	—	329	—
Best-efforts contracts	(81)	—	(81)	—

Total	$584	$—	$584	$—

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities whose carrying values may exceed their undiscounted cash flows. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities. In addition, due to the fact that the estimates and assumptions included in the Company's cash flow models are based upon historical results and projected trends, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

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

Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques. Local market-specific factors that may impact these projected assumptions include:

•	historical project results such as average sales price and sales pace, if closings have occurred in the project;

•	competitors' local market and/or community presence and their competitive actions;

•	project specific attributes such as location desirability and uniqueness of product offering;

•	potential for alternative product offerings to respond to local market conditions;

•	current local market economic and demographic conditions and related trends and forecasts; and

•	community-specific strategies regarding speculative homes.

These, and other local market-specific factors that may impact project assumptions discussed above, are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ between communities, even within a given sub-market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community. Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates. As of September 30, 2010, we utilized discount rates ranging from 13% to 16% in determining the fair value of our inventory and investments in Unconsolidated LLCs.

Operating Communities: For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management's assumptions relating to the specific community. The significant assumptions used to evaluate the recoverability of assets include: the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions. Management reviews these assumptions on a quarterly basis. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. These assumptions vary widely across different communities and geographic areas and are largely dependent on local market conditions. Some of the most critical assumptions in the Company's cash flow models are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters, as well as forecasted population demographics, unemployment rates, and availability of competing products.

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

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget for the overall market area adjusted for actual experience that is materially different than budgeted rates.

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

Investment In Unconsolidated Limited Liability Companies: The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of September 30, 2010, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described above for operating communities. If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment's carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis at September 30, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Inventory	$3,786	$—	$—	$3,786

Total fair value measurements	$3,786	$—	$—	$3,786

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

All derivatives are recognized on the balance sheet at their fair value. The total notional amount of the Company's derivatives as of September 30, 2010 and December 31, 2009 was $125.8 million and $126.1 million, respectively. Refer to Note 4 above for further discussion of our derivative instruments.

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives		Liability Derivatives
	At September 30, 2010		At September 30, 2010
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$5	Other liabilities	$—
Interest rate lock commitments	Other assets	329	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	81
Total fair value measurements		$334		$81

	Asset Derivatives		Liability Derivatives
	At December 31, 2009		At December 31, 2009
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$833	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	145
Best-efforts contracts	Other assets	308	Other liabilities	—
Total fair value measurements		$1,141		$145

The following tables set forth the amount of gain (loss) recognized on our derivative instruments and their location in the Unaudited Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010	Location of Gain (Loss) Recognized on Derivatives
Description of Derivatives	(in thousands)	(in thousands)
Forward sales of mortgage-backed securities	$1,956	$(828)	Financial Services Revenue
Interest rate lock commitments	(373)	474	Financial Services Revenue
Best-efforts contracts	22	(389)	Financial Services Revenue
Total gain (loss) recognized on derivatives	$1,605	$(743)

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009	Location of Gain (Loss) Recognized on Derivatives
Description of Derivatives	(in thousands)	(in thousands)
Forward sales of mortgage-backed securities	$(2,341)	$(230)	Financial Services Revenue
Interest rate lock commitments	1,240	382	Financial Services Revenue
Best-efforts contracts	(99)	(349)	Financial Services Revenue
Total loss recognized on derivatives	$(1,200)	$(197)

NOTE 6. Inventory

A summary of the Company's inventory as of September 30, 2010 and December 31, 2009 is as follows:

(In thousands)	September 30, 2010	December 31, 2009
Single-family lots, land and land development costs	$258,657	$232,127
Land held for sale	—	4,300
Homes under construction	199,129	158,998
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2010 - $3,460; December 31, 2009 - $3,069)	20,802	14,726
Community development district infrastructure	7,406	8,186
Land purchase deposits	1,992	1,336
Consolidated inventory not owned	—	616
Total inventory	$487,986	$420,289

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

Homes under construction include homes that are in various stages of construction. As of September 30, 2010 and December 31, 2009, we had 630 homes (with a carrying value of $77.0 million) and 545 homes (with a carrying value of $59.4 million), respectively, included in homes under construction that were not subject to a sales contract.

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

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement. For the three and nine months ended

September 30, 2010, the Company wrote off $0.1 million and $0.4 million, respectively, in option deposits and pre-acquisition costs. Refer to Note 7 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 7. Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

Operating communities. For existing operating communities that may have impairment indicators, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales. These estimated cash flows are developed based primarily on management's assumptions relating to the specific community. The significant assumptions used to evaluate the recoverability of assets include: the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.

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

Investments in Unconsolidated Limited Liability Companies. The Company assesses investments in Unconsolidated LLCs for impairment on a quarterly basis. When evaluating the Unconsolidated LLCs, if the fair value of the investment is less than the investment's carrying value, and the Company determines the decline in value is other than temporary, the Company would write down the investment to fair value. The Company's Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity, as further discussed in Note 9.

As of September 30, 2010, we utilized discount rates ranging from 13% to 16% in the above valuations. The discount rate used in determining each asset's fair value depends on the community's projected life, development stage, and the inherent risks associated with the related estimated cash flow stream, as well as current risk free rates available in the market and estimated market risk premiums.

A summary of the Company's valuation adjustments and write-offs for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Impairment of operating communities:
Midwest	$141	$7,033	$276	$9,896
Florida	72	2,821	583	6,693
Mid-Atlantic	110	22	3,086	4,001
Total impairment of operating communities (a)	$323	$9,876	$3,945	$20,590
Impairment of future communities:
Midwest	$—	$1,524	$2,837	$1,524
Florida	1,473	3,474	3,134	3,474
Mid-Atlantic	—	—	1,290	—
Total impairment of future communities (a)	$1,473	$4,998	$7,261	$4,998
Option deposits and pre-acquisition costs write-offs:
Midwest	$5	$24	$94	$547
Florida	94	6	95	20
Mid-Atlantic	41	42	208	921
Total option deposits and pre-acquisition costs write-offs (b)	$140	$72	$397	$1,488
Impairment of investments in Unconsolidated LLCs:
Midwest	$—	$—	$—	$72
Florida	—	88	—	6,824
Mid-Atlantic	—	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$—	$88	$—	$6,896

Total impairments and write-offs of option deposits and
pre-acquisition costs	$1,936	$15,034	$11,603	$33,972

(a)	Amounts are recorded within Impairment of inventory and investment in unconsolidated limited liability companies in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 8. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Capitalized interest, beginning of period	$21,470	$25,387	$23,670	$25,838
Interest capitalized to inventory	2,495	2,942	7,480	7,221
Capitalized interest charged to cost of sales	(2,719)	(3,363)	(9,904)	(8,093)
Capitalized interest, end of period	$21,246	$24,966	$21,246	$24,966

Interest incurred — net	$4,447	$4,240	$13,652	$13,526

NOTE 9. Investment in Unconsolidated Limited Liability Companies

At September 30, 2010, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company. These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. The Company's maximum exposure related to its investment in these entities as of September 30, 2010 was the amount invested of $11.1 million plus letters of credit and bonds totaling $0.8 million. Included in the Company's investment in Unconsolidated LLCs at September 30, 2010 and December 31, 2009 were $0.9 million and $0.8 million, respectively, of capitalized interest and other costs. The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis. If the fair value of the investment (see Note 4) is less than the investment's carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE 10. Guarantees and Indemnifications

Warranty

The Company offers a limited warranty program in conjunction with a thirty-year transferable structural limited warranty on homes closed after September 30, 2007. This warranty program covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. Prior to this warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between September 1, 1989 and April 24, 1998) and a thirty-year (for homes closed after April 24, 1998) transferable limited warranty against major structural defects. Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period. The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets. A summary of warranty activity for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Warranty accrual, beginning of period	$8,478	$7,532	$8,657	$9,518
Warranty expense on homes delivered during the period	1,073	1,310	3,792	3,129
Changes in estimates for pre-existing warranties	159	234	139	(789)
Settlements made during the period	(1,596)	(2,048)	(4,474)	(4,830)
Warranty accrual, end of period	$8,114	$7,028	$8,114	$7,028

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $166.2 million and $186.2 million were covered under these guarantees as of September 30, 2010 and December 31, 2009, respectively. A portion of the revenue paid to M/I Financial for providing these guarantees was deferred at September 30, 2010, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. M/I Financial has not repurchased any loans under the above agreements in 2010 or 2009, but has provided indemnifications to third party investors in lieu of repurchasing certain loans. The total of these indemnified loans was approximately $3.7 million and $3.6 million at September 30, 2010 and December 31, 2009, respectively. The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets. The Company has accrued management's best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $1.6 million and $1.8 million as of September 30, 2010 and December 31, 2009, respectively, and would be offset by the value of the underlying assets. The Company has accrued management's best estimate of the probable loss on the above loans.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $1.8 million and $1.7 million at September 30, 2010 and December 31, 2009, respectively, which is management's best estimate of the fair value of the Company's liability.

The Company has also provided a guarantee of the performance and payment obligations of M/I Financial, up to an aggregate principal amount of $13.0 million. The guarantee was provided to a government-sponsored enterprise to which M/I Financial delivers loans.

At September 30, 2010, the Company had $200 million aggregate principal amount of 6.875% senior notes outstanding (the

“Senior Notes”), which are fully and unconditionally guaranteed jointly and severally by substantially all of the Company's wholly-owned subsidiaries. The Company has no independent assets or operations, and any subsidiaries of the parent company other than the subsidiary guarantors are minor. The Company's obligations under its three-year secured revolving credit facility entered into on June 9, 2010 (the “Credit Facility”) are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 11. Commitments and Contingencies

At September 30, 2010, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 722 homes with an aggregate sales price of approximately $188.3 million . Based on our current housing gross margin of 11.7%, excluding the charge for impairment of inventory, less variable selling costs of 4.2% of revenue, less payments to date on homes in backlog of $92.6 million, we estimate payments totaling approximately $73.7 million to be made in 2010 relating to those homes. At September 30, 2010, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $74.5 million. Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

At September 30, 2010, the Company had outstanding approximately $60.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016. Included in this total are: (1) $20.6 million of performance and maintenance bonds and $25.6 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company's $0.6 million share of our Unconsolidated LLCs' letters of credit and bonds); (2) $8.9 million of financial letters of credit, of which $0.8 million represent deposits on land and lot purchase agreements; and (3) $5.3 million of financial bonds.

As of September 30, 2010, the Company has identified approximately 90 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  The Company accrued $12.8 million for the repair of these homes, of which $2.3 million remains at September 30, 2010, which is included in Other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets. During the third quarter of 2010, the Company received a $2.4 million settlement for claims attributed to the defective drywall. The Company has made demand for additional reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall; however, no additional recovery has been reflected in our financial statements.

NOTE 12. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleges that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case has been consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and five other homeowners are named as plaintiffs in omnibus class action complaints filed in and after December 2009 against a certain identified manufacturer of drywall and others (including the Company) and one other homeowner is named as a plaintiff in another omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. During the third quarter of 2010, the Company entered into agreements with three of those homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. The Company intends to vigorously defend against the remaining claims. Given the inherent uncertainties in this litigation, as of September 30, 2010, no accrual has been recorded (other than the accrual for repairs described in Note 11) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. Please refer to Note 11 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by

insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company's net income for the periods in which the matters are resolved. At September 30, 2010 and December 31, 2009, we had $1.3 million and $2.4 million, respectively, reserved for legal expenses.

NOTE 13. Debt

Note Payable Banks - Homebuilding

At September 30, 2010, borrowing availability under the Credit Facility was $34.5 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $0.2 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $34.3 million. At September 30, 2010, the Company had pledged $98.5 million in aggregate book value of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, but this is offset by the collateral value of homes delivered that are within the pledged asset pool. At September 30, 2010, the Company was in compliance with all covenants of the Credit Facility.

At September 30, 2010, there was $34.3 million outstanding under the Letter of Credit Facilities, which was collateralized with $35.6 million of the Company's cash.

Note Payable Banks — Financial Services

At September 30, 2010, M/I Financial had $23.8 million outstanding under its $45 million secured credit agreement that was entered into on April 27, 2010 (the "MIF Credit Agreement") and was in compliance with all covenants of that agreement.

Senior Notes

As of September 30, 2010, we had $200 million of Senior Notes outstanding. The notes are due April 2012 and are fully and unconditionally guaranteed jointly and severally by substantially all of the Company's wholly-owned subsidiaries. Under the Credit Facility, the Company is permitted to repurchase up to $50 million of Senior Notes if certain conditions are met and to refinance the Senior Notes in full.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares. If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares. At September 30, 2010, our restricted payments basket was $(171.6) million. As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares under our common share repurchase program that was authorized by our Board of Directors in November 2005. These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans. As of September 30, 2010, the Company was in compliance with all covenants under the indenture governing our Senior Notes.

NOTE 14. Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during each period. There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share. The table below presents information regarding basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(In thousands, except per share amounts)	2010			2009
	Loss	Shares	Loss per share	Loss	Shares	Loss per share

Net loss to common shareholders	$(2,070)	18,523	$(0.11)	$(21,074)	18,514	$(1.14)
Effect of dilutive securities:
Stock option awards	—	—	—	—	—	—
Deferred compensation awards	—	—	—	—	—	—

Diluted loss to common shareholders	$(2,070)	18,523	$(0.11)	$(21,074)	18,514	$(1.14)

Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share		2,100			1,771

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2010			2009
	Loss	Shares	Loss per share	Loss	Shares	Loss per share

Net loss to common shareholders	$(15,212)	18,523	$(0.82)	$(69,105)	16,127	$(4.29)
Effect of dilutive securities:
Stock option awards	—	—	—	—	—	—
Deferred compensation awards	—	—	—	—	—	—

Diluted loss to common shareholders	$(15,212)	18,523	$(0.82)	$(69,105)	16,127	$(4.29)

Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share		2,050			1,710

NOTE 15. Income Taxes

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  These assets were largely generated as a result of inventory impairments that the Company incurred since late 2006. If, for some reason, the combination of future years' income (or loss), combined with the reversal of the timing differences, results in a loss, such losses can be carried forward to future years to recover the deferred tax assets.

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position. We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, for the nine months ended September 30, 2010, the Company has recorded an additional valuation allowance of $5.7 million, for a total valuation allowance recorded of $122.8 million, against its deferred tax assets. We do not expect to record any additional tax benefits in 2010 as our carryback under the current tax law has been exhausted. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

At September 30, 2010, the Company had a federal net operating loss carryforward of approximately $56.4 million.  This federal carryforward benefit will begin to expire in 2029. The Company also had state net operating loss benefits of $13.1 million, with $0.1 million expiring between 2017 and 2021, $7.2 million expiring between 2022 and 2027, and $5.7 million expiring between

2028 and 2033.

NOTE 16. Financial Instruments

Counterparty Credit Risk. To reduce the risk associated with accounting losses that would be recognized if counterparties failed to perform as contracted, the Company limits the entities with whom management can enter into commitments. This risk of accounting loss is the difference between the market rate at the time of non-performance by the counterparty and the rate to which the Company committed.

The following table presents the carrying amounts and fair values of the Company's financial instruments at September 30, 2010 and December 31, 2009. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including restricted cash	$92,002	$92,002	$132,232	$132,232
Mortgage loans held for sale	32,446	32,446	34,978	34,978
Other assets	11,152	9,508	10,172	10,050
Notes receivable	451	303	5,584	5,584
Commitments to extend real estate loans	329	329	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	308	308
Forward sales of mortgage-backed securities	5	5	833	833
Liabilities:
Note payable - banks	23,773	23,773	24,142	24,142
Mortgage notes payable	5,932	6,733	6,160	7,036
Note payable - other	—	—	—	—
Senior Notes	199,616	198,750	199,424	187,750
Commitments to extend real estate loans	—	—	145	145
Forward sales of mortgage-backed securities	—	—	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	81	81	—	—
Other liabilities	45,123	45,123	51,851	51,851
Off-Balance Sheet Financial Instruments:
Letters of credit	—	347	—	693

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2010 and December 31, 2009:

Cash, Restricted Cash and Other Liabilities. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Note Payable - Other and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at September 30, 2010 and December 31, 2009. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Other Assets and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Note Payable - Banks. The interest rate currently available to the Company fluctuates with the Alternate Base Rate or Eurodollar Rate (for the Credit Facility) or LIBOR (for the MIF Credit Agreement), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $34.4 million and $28.3 million represent potential commitments at September 30, 2010 and December 31, 2009, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 17. Business Segments

The Company's segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The Company's chief operating decision makers evaluate the Company's performance in various ways, including: (1) the results of our nine individual homebuilding operating segments and the results of the financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results. We have determined our reportable segments as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations. The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics. Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.

The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana		Raleigh, North Carolina
Chicago, Illinois

In March 2010, we announced our entry into the Houston market. We have purchased lots in this market but have not yet commenced home construction.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The chief operating decision makers utilize operating income (loss), defined as income (loss) before interest expense and income taxes, as a performance measure. Selected financial information for our reportable segments for the three and nine months ended September 30, 2010 and 2009 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Revenue:
Midwest homebuilding	$63,757	$71,240	$218,392	$157,980
Florida homebuilding	16,217	22,690	66,910	67,483
Mid-Atlantic homebuilding	52,029	54,749	155,300	129,328
Financial services	3,606	4,059	10,800	10,242
Total revenue	$135,609	$152,738	$451,402	$365,033

Operating income (loss):
Midwest homebuilding (a)	$837	$(5,932)	$1,012	$(15,282)
Florida homebuilding (a)	(79)	(11,702)	(2,363)	(30,101)
Mid-Atlantic homebuilding (a)	3,916	2,293	4,664	(3,710)
Financial services	1,753	2,135	5,104	4,971
Less: Corporate selling, general and administrative expenses (b)	(6,156)	(6,449)	(17,334)	(17,428)
Total operating income (loss)	$271	$(19,655)	$(8,917)	$(61,550)

Interest expense:
Midwest homebuilding	$527	$638	$2,346	$3,081
Florida homebuilding	351	229	1,047	1,317
Mid-Atlantic homebuilding	840	303	2,175	1,673
Financial services	234	128	604	234
Total interest expense	$1,952	$1,298	$6,172	$6,305

Other loss (c)	—	—	—	(941)

Loss before income taxes	$(1,681)	$(20,953)	$(15,089)	$(68,796)

(a)
For the three months ended September 30, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $1.9 million and $15.0 million, respectively. These charges reduced operating income by $0.1 million and $8.6 million in the Midwest region, $1.6 million and $6.4 million in the Florida region and $0.2 million and less than $0.1 million in the Mid-Atlantic region for the three months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $11.6 million and $34.0 million, respectively. These charges reduced operating income by $3.2 million and $12.0 million in the Midwest region, $3.8 million and $17.0 million in the Florida region, and $4.6 million and $5.0 million in the Mid-Atlantic region for the nine months ended September 30, 2010 and 2009, respectively.

(b)
The three and nine months ended September 30, 2010 include the impact of severance charges of $0.2 million and $0.3 million, respectively, and the three and nine months ended September 30, 2009 include the impact of severance charges of less than $0.1 million and $0.8 million, respectively.

(c)	Other loss is comprised of the loss on the sale of the Company's airplane during the first quarter of 2009.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation's leading builders of single-family homes, having delivered over 77,500 homes since we commenced homebuilding in 1976. The Company's homes are marketed and sold under the trade names M/I Homes and Showcase Homes. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C., and has recently entered the Houston, Texas market.

Included in this Management's Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company's performance and financial condition:

•	Information Relating to Forward-Looking Statements

•	Our Application of Critical Accounting Estimates and Policies

•	Our Results of Operations

•	Discussion of Our Liquidity and Capital Resources

•	Update of Our Contractual Obligations

•	Discussion of Our Utilization of Off-Balance Sheet Arrangements

•	Impact of Interest Rates and Inflation

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

Any forward-looking statement speaks only as of the date made. Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent filings with the SEC should be consulted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include: land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest; real estate taxes; indirect costs; and estimated warranty costs. All other costs are expensed as incurred. Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company's Unaudited Condensed Consolidated Statements of Operations. Sales incentives in the form of options or upgrades are recorded in homebuilding costs.

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

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins on sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. From this review, we identify communities whose carrying values may exceed their undiscounted cash flows. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. For those communities deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the fair value of the communities. In addition, due to the fact that the estimates and assumptions included in the Company's cash flow models are based upon historical results and projected trends, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

Our determination of fair value is based on projections and estimates. Changes in these expectations may lead to a change in the outcome of our impairment analysis. Our analysis is completed on a quarterly basis at a community level; therefore, changes in local conditions may affect one or several of our communities.

For the three months ended September 30, 2010, the Company evaluated all active communities for impairment indicators. A recoverability analysis was performed for 12 of those active communities, and an impairment charge was recorded in two of those communities. The carrying value of those two impaired communities was $2.0 million at September 30, 2010.

For all of the categories listed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain. Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques. Local market-specific factors that may impact these projected assumptions include:

•	historical project results such as average sales price and sales pace, if closings have occurred in the project;

•	competitors' local market and/or community presence and their competitive actions;

•	project specific attributes such as location desirability and uniqueness of product offering;

•	potential for alternative product offerings to respond to local market conditions;

•	current local market economic and demographic conditions and related trends and forecasts; and

•	community-specific strategies regarding speculative homes.

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

As of September 30, 2010, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs. These assumed gradual increases generally begin in 2011, depending on the market and community. If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of a community is determined by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of September 30, 2010, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's fair value depends on the community's projected life, development stage, and the inherent risks associated with the related estimated cash flow stream, as well as current risk free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development. We believe our assumptions on discount rates are critical because the selection of a discount rate affects the estimated fair value of the phase within a community. A higher discount rate reduces the estimated fair value of the phase within the community, while a lower discount rate increases the estimated fair value of the phase within a community.

Operating communities. For existing operating communities, the recoverability of assets is measured on a quarterly basis by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management's assumptions relating to the specific community. The significant assumptions used to evaluate the recoverability of assets include: the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions. Management reviews these assumptions on a quarterly basis. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. These assumptions vary widely across different communities and geographic areas and are largely dependent on local market conditions. Some of the most critical assumptions in the Company's cash flow models are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to arrive at the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. In addition, the Company analyzes internal and external market studies and trends, which generally include, but are not limited to, statistics on population demographics, unemployment rates, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters, as well as forecasted population demographics, unemployment rates, and availability of competing products.

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

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget for the overall market area adjusted for actual experience that is materially different than budgeted rates.

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

Our quarterly assessments reflect management's estimates. Due to the uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, we are unable to determine at this time if and to what extent continuing changes in our local markets will result in future impairments.

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

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of September 30, 2010, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. In situations where the investments are 100% equity financed by the partners, and the joint venture simply distributes lots to its partners, the Company evaluates “other than temporary” by preparing an undiscounted cash flow model as described in inventory above for operating communities. If such model results in positive value versus carrying value, and the fair value of the investment is less than the investment's carrying value, the Company determines that the impairment is temporary; otherwise, the Company determines that the impairment is other than temporary and impairs the investment. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Warranty. Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company's warranty programs.  Accruals are recorded for warranties under the following warranty programs:

•	Home Builder's Limited Warranty; and

•	30-year transferable structural warranty — effective for homes closed after April 24, 1998.

The warranty accruals for the Home Builder's Limited Warranty are established as a percentage of average sales price, and the structural warranty accruals are established on a per unit basis. Our warranty accruals are based upon historical experience by geographic area and recent trends. Factors that are given consideration in determining the accruals include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; (6) actuarial estimates, which reflect both Company and industry data; and (7) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects.

Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty accrual balance at the end of each quarter. Actual future warranty costs could differ from our current estimated amount.

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. Our self-insurance limit for employee health care is $250,000 per claim per year for fiscal 2010, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per employee's lifetime. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, with maximum incurred losses not to exceed $350,000, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit.
The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims and other industry specific factors. The Company recorded expenses totaling $0.2 million and $12.5 million for all self-insured and general liability claims during the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, this included $0.6 million of charges related to defective imported drywall, as well as the $2.4 million settlement received in the third quarter of 2010 related to defective imported drywall. For the nine months ended September 30, 2009, this included $9.7 million of charges related to defective imported drywall. Please see Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information regarding these expenses. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Income Taxes—Valuation Allowance.  A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax law. The four sources of taxable income to be considered in determining whether a valuation allowance is required are:

•	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

•	taxable income in prior carryback years;

•	tax planning strategies; and

•	future taxable income, exclusive of reversing temporary differences and carryforwards.

Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. Examples of positive evidence may include:

•
a strong earnings history exclusive of the loss that created the deductible temporary differences, coupled with evidence indicating that the loss is the result of an aberration rather than a continuing condition;

•	an excess of appreciated asset value over the tax basis of a company's net assets in an amount sufficient to realize the deferred tax asset; and

•	existing backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

•	the existence of “cumulative losses” (defined as a pre-tax cumulative loss for the business cycle — in our case four years);

•	an expectation of being in a cumulative loss position in a future reporting period;

•	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;

•	a history of operating loss or tax credit carryforwards expiring unused; and

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required.  We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of September 30, 2010, the Company had a total valuation allowance of $122.8 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. We do not expect to record any additional tax benefits in 2010 as the carryback has been exhausted. Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

•	additional inventory impairments;

•	additional pre-tax operating losses;

•	the utilization of tax planning strategies that could accelerate the realization of certain deferred tax assets; or

•	changes in relevant tax law.

Additionally, due to the considerable estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances in future reporting periods, it is reasonably possible that we will be required to either increase or decrease our valuation allowance in future reporting periods.

Income Taxes—Tax Positions.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability. Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties for all uncertain tax positions are recorded within Provision for income taxes in the Unaudited Condensed Consolidated Statements of Operations.

Income Tax Receivable. Income tax receivable consists of tax refunds that the Company expects to receive within one year. As of September 30, 2010 and December 31, 2009, the Company had $4.3 million and $30.1 million, respectively, of income tax receivable.

RESULTS OF OPERATIONS

The Company's segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance. The Company's chief operating decision makers evaluate the Company's performance in various ways, including: (1) the results of our nine individual homebuilding operating segments and the results of the financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results. We have determined our reportable segments as follows: Midwest homebuilding, Florida homebuilding, Mid-Atlantic homebuilding and financial services operations. The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics. Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties. The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Florida	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana		Raleigh, North Carolina
Chicago, Illinois

In March 2010, we announced our entry into the Houston market. We have purchased lots in this market but have not yet commenced home construction.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Highlights and Trends for the Three and Nine Months Ended September 30, 2010

Overview

During the first nine months of 2010, housing market conditions continued to be extremely challenging. These conditions were primarily the result of a persistent oversupply of both new and existing homes available for sale and continued sluggish demand for new homes linked to high unemployment rates and low levels of consumer confidence across U.S. housing markets. Demand for new homes during the third quarter of 2010 was also adversely affected by the expiration on April 30, 2010 of the federal government's homebuyer tax credit, which we believe drove higher levels of new contracts in the first four months of 2010 at the expense of new contracts signed in subsequent months. This was evidenced by a 32% decline in the national rate of new single family home sales, from an annual rate of 414,000 in April 2010 to 282,000 in May 2010, after the expiration of the tax credit, as reported jointly by the U.S. Census Bureau and the Department of Housing and Urban Development. The annual pace of new single family home sales has remained at these lower levels, with 312,000 reported for June 2010, and 288,000 reported for both July and August 2010.

Consistent with national market conditions, our homes delivered and new contracts for the quarter ended September 30, 2010 each declined by approximately 20% when compared to the third quarter of 2009. Despite these declines, we did see improvement in our adjusted operating gross margin, which was 18.1% for the third quarter of 2010 compared to 16.8% for the same period in 2009. Please see the table below which reconciles the non-GAAP financial measure of adjusted operating gross margin to its most directly comparable GAAP financial measure, gross margin. During the third quarter of 2010, we opened nine new communities and closed 10 older communities. On average, our new communities have been contributing a higher gross margin than our older communities. We also achieved a decline in the total amount of our selling, general and administrative expenses during the third quarter of 2010 when compared to the prior year.

As we have managed through the current weak and uncertain market conditions, we have continued to focus on our core business strategies, reinvest cautiously in replenishment of our land inventories, and maintain tight controls on expenses, while continuing to operate with low leverage and strong liquidity on our balance sheet. We have made meaningful progress from hard cost reduction efforts and value engineering of our home designs, which have lowered our construction costs and repositioned a significant segment of our homes to target first-time and value-focused homebuyers. We continue to closely monitor our selling, general and administrative expenses, given the persistence of difficult market conditions.

During the third quarter of 2010, our balance sheet strength allowed us to continue making strategic acquisitions of land and lots in well-positioned markets that we believe will replenish our lot inventories and support a modest amount of growth in certain of our homebuilding operations going forward. Our new community openings in the third quarter of 2010 reflect land purchases at pricing that we believe will generate good investment returns and drive greater operating efficiencies that will enhance our profitability. During the third quarter of 2010, we purchased $35.9 million of land, and during the first nine months of 2010, we purchased $94.0 million of land.

Although we remain cautious about the immediate future, we believe that we are on a path to achieving profitability and that we have positioned the Company to capitalize on opportunities in the eventual recovery of the housing market. Despite continued volatile conditions and an uncertain sales environment, we believe that a recovery and improvement in the housing market is inevitable, given current historically low levels of activity. However, the timing and the degree of market improvement remain uncertain.

•
Revenue for the quarter ended September 30, 2010 decreased $17.1 million (11%) from $152.7 million for the third quarter of 2009 to $135.6 million. This decrease was primarily the result of the 23% decrease in homes delivered, from 665 for the three months ended September 30, 2009 to 515 for that same period in 2010. Partially offsetting this decrease was an increase in the average sales price of homes delivered from $224,000 in 2009 to $257,000 in 2010. The decrease in homes delivered was largely attributable to the effect of the homebuyer tax credit expiration, as the original expiration date to receive the credit on a home closing was June 30, 2010 and, as a result, our volume of closings declined significantly after that date. Revenue in our financial services segment decreased 12%, from $4.1 million for the quarter ended September 30, 2009 to $3.6 million for the quarter ended September 30, 2010, primarily due to a 29% decrease in the number of loans originated, from 564 in the third quarter of 2009 to 399 in the third quarter of 2010.

•
Loss before income taxes for the three months ended September 30, 2010 decreased $19.3 million (92%), from $21.0 million in 2009 to $1.7 million in 2010. During the third quarter of 2010, the Company incurred charges totaling $1.8 million related to the impairment of inventory and investment in Unconsolidated LLCs, and $0.1 million of abandoned land transaction costs, $13.1 million less than 2009's comparable total. Excluding these impairment charges, along with a $2.4 million settlement the Company received related to defective imported drywall, our third quarter 2010 adjusted operating gross margin was 18.1% compared to 2009's third quarter adjusted operating gross margin of 16.8% (which excludes $4.4 million of charges related to defective imported drywall in the third quarter of 2009). Excluding these charges and the settlement, along with abandoned land transaction costs and restructuring/bad debt expenses of $0.3 million in the three months ended September 30, 2009, the Company recorded an adjusted pre-tax loss from operations of $2.2 million during the third quarter of 2010, which represents a $1.0 million increase from 2009's adjusted pre-tax loss from operations of $1.2 million. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax income (loss) from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes. The decrease from the third quarter of 2009 was due to the decrease in homes delivered discussed above, offset in part by operating gross margin improvement. Selling, general and administrative expenses decreased $1.1 million from the three months ended September 30, 2009 to the three months ended September 30, 2010, primarily due to (1) a decrease of $0.7 million in payroll and incentive related expenses; (2) a $0.5 million decrease in land related expenses, including abandoned land transaction costs; (3) a $0.5 million decrease in professional fees; and (4) a $0.4 million reduction in variable selling expenses. These decreases were partially offset by an increase of $0.4 million in costs associated with opening of new communities as well as an increase of $0.3 million in advertising expenses, when compared to the same period last year.

•
For the nine months ended September 30, 2010, total revenue increased $86.4 million (24%) compared to the first nine months of 2009. This increase was attributable to the increase of $86.5 million in housing revenue, from $354.0 million in 2009 to $440.5 million in 2010. The $86.5 million increase in housing revenue was due to an increase in homes delivered and an increase in the average sales price of homes delivered. Homes delivered increased 15% from 1,551 in the first nine months of 2009 to 1,784 in the same period of 2010, and the average sales price of homes delivered increased from $228,000 to $247,000. The increase in homes delivered for the nine months ended September 30, 2010 was largely attributable to an increase in our number of open selling communities, some improvement in underlying demand for new homes compared with a very weak demand in the first nine months of 2009, and the positive effect of the expiration of the homebuyer tax credit on new contracts and closings in the first four months of 2010. Revenue from our financial services segment increased $0.6 million (5%) from the first nine months of 2009 to the first nine months of 2010, primarily due to a 5% increase in loan originations.

•
Loss before income taxes for the nine months ended September 30, 2010 decreased $53.7 million, from $68.8 million in the 2009 nine-month period to $15.1 million for the first nine months of 2010. The $53.7 million decrease was primarily comprised of lower impairment charges, higher gross margins and lower general and administrative expenses, offset in part by higher volume related selling costs. During the first nine months of 2010, the Company incurred charges totaling $11.2 million related to the impairment of inventory and investment in Unconsolidated LLCs, and $0.4 million of abandoned land transaction costs, compared to $32.5 million of charges related to the impairment of inventory and investment in Unconsolidated LLCs and $1.5 million of abandoned land transaction costs incurred during the first nine months of 2009. Excluding these charges, as well as the $1.8 million that the Company received in a settlement related to defective imported drywall during the nine months ended September 30, 2010 (net of $0.6 million of charges related to defective drywall) and the $9.7 million of charges related to defective imported drywall for the nine months ended September 30, 2009, as well as restructuring/bad debt expenses of $2.1 million in the three months ended September 30, 2009, the Company had an adjusted pre-tax loss from operations of $5.3 million in the first nine months of 2010, which was $16.8 million better than the first nine months of 2009's adjusted pre-tax loss from operations of $22.1 million. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax income (loss) from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes. Adjusted operating gross margin for the first nine months of 2010 was 17.0% compared to 2009's 14.7%. This increase was primarily due to the 15% increase in homes delivered and the 8% increase in the average sales price of homes delivered discussed above, higher gross margin contribution from our new communities, and continued efforts to reduce construction costs and deliver more homes that have been value-engineered. General and administrative expenses decreased $3.2 million (8%) for the first nine months of 2010 compared to the first nine months of 2009 primarily due to: (1) a decrease of $2.6 million in land related expenses, including abandoned land transaction costs; (2) a $1.2 million reduction in bad debt expense; and (3) a decrease of $1.0 million in professional fees. Partially offsetting these decreases was an increase of $0.5 million in architectural expenses for designs in our new value-focused communities, an increase of $0.3 million in payroll and incentive related expenses as well as a $0.1 million increase in computer related expenses. Selling expenses increased by $6.1 million (20%) for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009, primarily due to (1) a $3.8 million increase in variable selling expenses related to increased volume; (2) a $0.9 million increase in advertising expenses; (3) a $0.7 million increase in payroll expenses; and (4) a $0.7 million increase in costs associated with the opening of new communities.

•
New contracts for the quarter ended September 30, 2010 were 489, a decrease of 21% compared to 619 for the quarter ended September 30, 2009. This decrease in new contracts was primarily due to the expiration of the homebuyer tax credit. For the nine months ended September 30, 2010, new contracts decreased by 189 (9%), from 2,045 in the first nine months of 2009 to 1,856 for the same period in 2010. Our cancellation rate remained consistent at 22% for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. By region, our cancellation rates for the third quarter of 2010 versus the third quarter of 2009 were as follows: Midwest - 26% in 2010 and 22% in 2009; Florida - 16% in both 2010 and 2009; and Mid-Atlantic - 17% in both 2010 and 2009. The overall cancellation rate for both the nine months ended September 30, 2010 and 2009 was 18%. Our homes in backlog decreased 32%, from 1,060 units at September 30, 2009 to 722 units at September 30, 2010 as a result of the decline in our new contracts due to the expiration of the homebuyer tax credit.

•
Our mortgage company's capture rate decreased from 88% for the quarter ended September 30, 2009 to 82% for the quarter ended September 30, 2010. For the first nine months of 2010, approximately 84% of our homes delivered that were financed were through M/I Financial, compared to 89% in 2009's first nine months. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
We continue to deal with challenging and volatile market conditions. During the three and nine months ended September 30, 2010, we recorded $1.9 million and $11.6 million, respectively, of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and write-off of abandoned land transaction costs, compared to $15.0 million and $34.0 million of these charges during the three and nine months ended September 30, 2009, respectively. We generally believe that we will see a gradual improvement in market conditions over the long term. We will continue to update our evaluation of the value of our inventory and investments in Unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management's original assumptions.

•
As of September 30, 2010, we had a total of $2.3 million accrued for the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home. Refer to Note 11 and Note 12 of our Unaudited Condensed Consolidated Financial Statements and “Item 1. Legal Proceedings” of Part II of this report, for more information regarding defective imported drywall.

•
As a result of our net loss during the nine months ended September 30, 2010, we generated deferred tax assets of $5.7 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated. Due to tax legislation passed in November 2009, we received a $25.9 million federal tax refund in the first quarter of 2010 relating to net operating losses that we carried back from 2008 to 2003.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax income (loss) from operations (each of which constitutes a non-GAAP financial measure) for the three and nine months ended September 30, 2010 and 2009 to the GAAP financial measures of gross margin and loss from operations before income taxes, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Gross margin	$25,154	$6,360	$67,166	$11,620
Add:
Impairments	1,796	14,962	11,206	32,484
Imported drywall charges	(2,410)	4,400	(1,810)	9,650
Adjusted operating gross margin	$24,540	$25,722	$76,562	$53,754

Loss from operations before income taxes	$(1,681)	$(20,953)	$(15,089)	$(68,796)
Add:
Impairments and abandonments	1,936	15,034	11,603	33,972
Imported drywall charges	(2,410)	4,400	(1,810)	9,650
Other loss/expense	—	—	—	941
Restructuring/bad debt expense	—	295	—	2,110
Adjusted pre-tax loss from operations	$(2,155)	$(1,224)	$(5,296)	$(22,123)

Adjusted operating gross margin and adjusted pre-tax loss from operations are non-GAAP financial measures. Management finds these measures to be useful in evaluating the Company's performance because they disclose the financial results generated from homes the Company actually delivered during the period, as the asset impairments and certain other write-offs relate, in part, to inventory that was not delivered during the period. They also assist the Company's management in making strategic decisions regarding the Company's future operations. The Company believes investors will also find these measures to be important and useful because they disclose profitability measures that can be compared to a prior period without regard to the variability of asset impairments and certain other write-offs. In addition, to the extent that the Company's competitors provide similar information, disclosure of these measures helps readers of the Company's financial statements compare the Company's profits to the profits of its competitors with regard to the homes they deliver in the same period. Because these measures are not calculated in accordance with GAAP, they may not be completely comparable to similarly titled measures of the Company's competitors due to potential differences in methods of calculation and charges being excluded.  Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

The following table shows, by segment, revenue, operating income (loss), interest expense and other loss for the three and nine months ended September 30, 2010 and 2009, as well as the Company's loss before income taxes for such periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Revenue:
Midwest homebuilding	$63,757	$71,240	$218,392	$157,980
Florida homebuilding	16,217	22,690	66,910	67,483
Mid-Atlantic homebuilding	52,029	54,749	155,300	129,328
Financial services	3,606	4,059	10,800	10,242
Total revenue	$135,609	$152,738	$451,402	$365,033

Operating income (loss):
Midwest homebuilding (a)	$837	$(5,932)	$1,012	$(15,282)
Florida homebuilding (a)	(79)	(11,702)	(2,363)	(30,101)
Mid-Atlantic homebuilding (a)	3,916	2,293	4,664	(3,710)
Financial services	1,753	2,135	5,104	4,971
Less: Corporate selling, general and administrative expenses (b)	(6,156)	(6,449)	(17,334)	(17,428)
Total operating income (loss)	$271	$(19,655)	$(8,917)	$(61,550)

Interest expense:
Midwest homebuilding	$527	$638	$2,346	$3,081
Florida homebuilding	351	229	1,047	1,317
Mid-Atlantic homebuilding	840	303	2,175	1,673
Financial services	234	128	604	234
Total interest expense	$1,952	$1,298	$6,172	$6,305

Other loss (c)	—	—	—	(941)

Loss before income taxes	$(1,681)	$(20,953)	$(15,089)	$(68,796)

(a)
For the three months ended September 30, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $1.9 million and $15.0 million, respectively. These charges reduced operating income by $0.1 million and $8.6 million in the Midwest region, $1.6 million and $6.4 million in the Florida region and $0.2 million and less than $0.1 million in the Mid-Atlantic region for the three months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $11.6 million and $34.0 million, respectively. These charges reduced operating income by $3.2 million and $12.0 million in the Midwest region, $3.8 million and $17.0 million in the Florida region, and $4.6 million and $5.0 million in the Mid-Atlantic region for the nine months ended September 30, 2010 and 2009, respectively.

(b)
The three and nine months ended September 30, 2010 include the impact of severance charges of $0.2 million and $0.3 million, respectively, and the three and nine months ended September 30, 2009 include the impact of severance charges of less than $0.1 million and $0.8 million, respectively.

(c)	Other loss is comprised of the loss on the sale of the Company's airplane during the first quarter of 2009.

The following tables show total assets by segment:

	At September 30, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,292	$50	$650	$—	$1,992
Inventory (a)	229,251	73,234	183,509	—	485,994
Investments in unconsolidated entities	6,597	4,505	—	—	11,102
Other assets	8,179	2,855	9,374	137,728	158,136
Total assets	$245,319	$80,644	$193,533	$137,728	$657,224

	At December 31, 2009
				Corporate,
				Financial Services
(In thousands)	Midwest	Florida	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,001	$50	$285	$—	$1,336
Inventory (a)	213,592	70,117	135,244	—	418,953
Investments in unconsolidated entities	6,051	4,248	—	—	10,299
Other assets	3,415	6,382	6,469	216,974	233,240
Total assets	$224,059	$80,797	$141,998	$216,974	$663,828

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Seasonality

Generally, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations. However, in 2010, the impact of the original June 30, 2010 expiration date of the homebuyer tax credit may have pulled closings and demand forward, resulting in an offset to the normal seasonality.

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Midwest Region
Homes delivered	272	367	967	783
Average sales price per home delivered	$234	$194	$226	$202
Revenue homes	$63,757	$71,148	$218,392	$157,888
Revenue third party land sales	—	92	—	92
Operating income (loss) homes	$837	$(6,024)	$1,012	$(15,374)
Operating income land	—	92	—	92
New contracts, net	248	322	994	1,076
Backlog at end of period	444	658	444	658
Average sales price of homes in backlog	$248	$218	$248	$218
Aggregate sales value of homes in backlog	$110,000	$144,000	$110,000	$144,000
Number of new communities	4	8	19	13
Number of active communities	63	62	63	62
Florida Region
Homes delivered	79	107	323	302
Average sales price per home delivered	$206	$213	$208	$222
Revenue homes	$16,217	$22,690	$66,824	$66,826
Revenue third party land sales	$—	$—	$86	$657
Operating loss homes	$(79)	$(11,702)	$(2,371)	$(30,292)
Operating income land	$—	$—	$8	$191
New contracts, net	93	124	365	348
Backlog at end of period	97	123	97	123
Average sales price of homes in backlog	$221	$224	$221	$224
Aggregate sales value of homes in backlog	$21,000	$27,000	$21,000	$27,000
Number of new communities	1	1	5	2
Number of active communities	21	21	21	21
Mid-Atlantic Region
Homes delivered	164	191	494	466
Average sales price per home delivered	$317	$287	$315	$278
Revenue homes	$52,029	$54,749	$155,300	$129,328
Operating income (loss) homes	$3,916	$2,293	$4,664	$(3,710)
New contracts, net	148	173	497	621
Backlog at end of period	181	279	181	279
Average sales price of homes in backlog	$315	$330	$315	$330
Aggregate sales value of homes in backlog	$57,000	$92,000	$57,000	$92,000
Number of new communities	4	1	10	3
Number of active communities	24	22	24	22
Total Homebuilding Regions
Homes delivered	515	665	1,784	1,551
Average sales price per home delivered	$257	$224	$247	$228
Revenue homes	$132,003	$148,587	$440,516	$354,042
Revenue third party land sales	$—	$92	$86	$749
Operating income (loss) homes	$4,674	$(15,433)	$3,305	$(49,376)
Operating income land	$—	$92	$8	$283
New contracts, net	489	619	1,856	2,045
Backlog at end of period	722	1,060	722	1,060
Average sales price of homes in backlog	$261	$248	$261	$248
Aggregate sales value of homes in backlog	$188,000	$263,000	$188,000	$263,000
Number of new communities	9	10	34	18
Number of active communities	108	105	108	105

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Financial Services
Number of loans originated	399	564	1,402	1,336
Value of loans originated	$89,072	$112,042	$301,419	$275,655
Revenue	$3,606	$4,059	$10,800	$10,242
Selling, general and administrative expenses	$1,853	$1,924	$5,696	$5,271
Interest expense	$234	$128	$604	$234
Income before income taxes	$1,519	$2,007	$4,500	$4,737

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Midwest	26.0%	22.2%	22.3%	21.1%
Florida	16.2%	16.2%	12.0%	14.9%
Mid-Atlantic	17.3%	17.2%	13.9%	15.2%

Total cancellation rate	21.8%	19.7%	18.3%	18.4%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Midwest Region. Homebuilding revenue for our Midwest region decreased $7.5 million (11%) for the quarter ended September 30, 2010 from $71.2 million for the quarter ended September 30, 2009 to $63.7 million. This decrease was primarily the result of a 26% decrease in homes delivered, from 367 in the third quarter of 2009 to 272 in the third quarter of 2010. The decrease in homes delivered was partially offset by an increase in the average sales price of homes delivered, from $194,000 in 2009 to $234,000 in 2010. There were $0.1 million of impairment charges in our Midwest region for the third quarter of 2010, compared to $8.6 million for the third quarter of 2009. Excluding these impairment charges, our adjusted operating gross margins were 12.8% and 14.3%, respectively, for those same periods. The 1.5% decrease was a result of the mix of deliveries across product types within our Midwest markets. For the third quarter of 2010, we opened four new communities in our Midwest region compared to eight new communities for the third quarter of 2009. Overall, we are experiencing higher gross margins in our new communities. Our Midwest operating income increased from an operating loss of $5.9 million in the third quarter of 2009 to operating income of $0.8 million in the third quarter of 2010, which was primarily the result of the decrease in impairment charges discussed above, the increase in the average sales price of homes delivered, and the decrease in selling, general and administrative expenses, partially offset by the decrease in homes delivered discussed above. Selling, general and administrative expenses decreased $0.4 million, from $7.5 million for the quarter ended September 30, 2009 to $7.1 million for the quarter ended September 30, 2010, due to a decrease in variable selling expenses, and payroll related expenses, which were partially offset by an increase in professional fees. For the three months ended September 30, 2010, our Midwest region new contracts decreased 23% from 322 in the third quarter of 2009 to 248 in the third quarter of 2010. Our third quarter 2010 monthly absorption rate in the Midwest was 1.3 per community, compared to 1.8 per community in the third quarter of 2009.

Florida Region. For the quarter ended September 30, 2010, Florida homebuilding revenue decreased $6.5 million (29%) compared to the same period in 2009. The decrease in revenue was primarily due to the 26% decrease in homes delivered, from 107 in the third quarter of 2009 to 79 in the third quarter of 2010, along with a 3% decrease in the average sales price of homes delivered, from $213,000 in the third quarter of 2009 to $206,000 in the third quarter of 2010. Excluding impairment charges of $1.5 million and $6.4 million for the three months ended September 30, 2010 and 2009, respectively, the $2.4 million settlement the Company received in the third quarter of 2010 related to defective imported drywall, and charges of $4.4 million related to defective imported drywall for the quarter ended September 30, 2009, our adjusted operating gross margins were 15.0% and 13.0% for the third quarter of 2010 and 2009, respectively. The 2.0% increase was primarily due to the benefits we are realizing from our hard cost reduction efforts and the value engineering of our products. Operating loss decreased $11.6 million, from $11.7 million in the third quarter of 2009 to $0.1 million in the third quarter of 2010, primarily due to the decrease in impairment charges and the results of our hard cost reduction efforts discussed above. Selling, general and administrative expenses decreased $0.5 million, from $3.9 million for the quarter ended September 30, 2009 to $3.4 million for the quarter ended September 30, 2010 due to a decrease in payroll related expenses, professional fees, and variable selling expenses. For the third quarter of 2010, our Florida region new contracts decreased 25% from 124 in the third quarter of 2009 to 93 in the third quarter of 2010. Our third quarter 2010 monthly absorption rate in our Florida region was 1.4 per community, compared to 2.0 per community in the third quarter of 2009.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region decreased $2.7 million (5%), from $54.7 million for the three months ended September 30, 2009 to $52.0 million for the three months ended September 30, 2010. This decrease in revenue was primarily due to the 14% decrease in homes delivered, from 191 in the third quarter of 2009 to 164 in the third quarter of 2010, and was partially offset by a 10% increase in the average sales price of homes delivered, from $287,000 in the third quarter of 2009 to $317,000 in the third quarter of 2010. Excluding impairment charges of $0.1 million and less than $0.1 million for the third quarters of 2010 and 2009, respectively, our adjusted operating gross margins were 19.9% and 15.6%, respectively, for those same periods. The 4.3% increase was primarily due to the increase in the average sales price of homes delivered as discussed above, and the benefits we are realizing from our hard cost reduction efforts and the value engineering of our products and a higher gross margin contribution from our new communities. For the third quarter of 2010, we opened four new communities in our Mid-Atlantic region compared to one new community in the third quarter of 2009. Operating income increased by $1.6 million, from $2.3 million in the third quarter of 2009 to $3.9 million in the third quarter of 2010, primarily due to the increase in the average sales price of homes delivered discussed above, along with higher gross margins. Selling, general and administrative expenses increased $0.1 million, primarily due to an increase in variable selling expenses and advertising expenses, which were partially offset by a decrease in payroll related expenses and land related expenses. New contracts for our Mid-Atlantic region decreased 14%, from 173 in the third quarter of 2009 to 148 in the third quarter of 2010. Our third quarter 2010 monthly absorption rate in our Mid-Atlantic region was 2.1 per community, compared to 2.5 per community in the third quarter of 2009.

Financial Services. For the three months ended September 30, 2010, revenue from our mortgage and title operations decreased $0.5 million (12%), from $4.1 million in the third quarter of 2009 to $3.6 million in the third quarter of 2010, due primarily to a 29% decrease in the number of loan originations. Selling, general and administrative expenses decreased $0.1 million for the quarter ended September 30, 2010. Operating income for our financial services segment decreased $0.4 million, from $2.1 million for the quarter ended September 30, 2009 to $1.7 million for the quarter ended September 30, 2010, due to the decrease in revenue discussed above.

At September 30, 2010, M/I Financial had mortgage operations in all of our markets except Houston, where we have not yet commenced operations. Approximately 82% of our homes delivered during the third quarter of 2010 that were financed were through M/I Financial, compared to 88% in the third quarter of 2009. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased $0.3 million (5%), from $6.4 million in the third quarter of 2009 to $6.1 million in the third quarter of 2010. The decrease was primarily due to a decrease of $0.7 million in professional fees, which was partially offset by an increase of $0.2 million in payroll related expenses and an increase of $0.2 million of miscellaneous other expenses.

Interest Expense - Net. Interest expense for the Company increased $0.7 million, from $1.3 million for the quarter ended September 30, 2009 to $2.0 million for the quarter ended September 30, 2010. This increase was primarily due to the increase in our weighted average borrowing rate from 8.49% for the three months ended September 30, 2009 to 8.58% for the three months ended September 30, 2010, along with the increase in our weighted average borrowings from $208.0 million in the third quarter of 2009 to $211.1 million in the third quarter of 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Midwest Region. For the nine months ended September 30, 2010, Midwest homebuilding revenue was $218.4 million, a 38% increase compared to the first nine months of 2009. The increase was primarily due to the 23% increase in the number of homes delivered, from 783 in the first nine months of 2009 to 967 in the first nine months of 2010, as well as a 12% increase in the average sales price of homes delivered, from $202,000 in the first nine months of 2009 to $226,000 in the first nine months of 2010. Operating income increased by $16.3 million, from an operating loss of $15.3 million in the first nine months of 2009 to operating income of $1.0 million in the first nine months of 2010, primarily due to the increase in revenue discussed above and lower homebuilding costs as a percentage of revenue. Excluding impairment charges of $3.1 million and $11.5 million for the first nine months of 2010 and 2009, respectively, our adjusted operating gross margins were 12.8% and 11.0%, respectively, for those same periods. The 1.8% increase was the result of our Company-wide initiative to reduce hard costs, along with value engineering in our Midwest markets. For the first nine months of 2010, we opened 19 new communities in our Midwest region compared to 13 new communities for the first nine months of 2009. Overall, we are experiencing higher gross margins in our new communities. Excluding abandoned land transaction costs of $0.1 million in the first nine months of 2010 and $0.5 million in the first nine months of 2009, selling, general and administrative expenses increased $3.2 million, from $20.5 million for the nine months ended September 30, 2009 to $23.7 million for the nine months ended September 30, 2010, due to an increase in variable selling expenses, advertising expenses, and professional fees, which were partially offset by decreases in payroll related expense and land related expenses. For the nine months ended September 30, 2010, our Midwest region new contracts decreased 8%, from 1,076 in the first nine months of 2009 to 994 in the first nine months of 2010. Our monthly absorption rate for the nine months ended September 30, 2010 in our Midwest region was 1.3 per community, compared to 1.4 per community for the nine months ended September 30, 2009. At September 30, 2010, we had 444 homes in backlog, a decrease of 33% over the 658 homes we had in backlog at September 30, 2009, and the sales value of those homes in backlog also decreased, from $143.6 million at September 30, 2009 to $109.9 million at September 30, 2010. The average sales price of homes in backlog increased 14% from $218,000 at September 30, 2009 to $248,000 at September 30, 2010.

Florida Region. For the nine months ended September 30, 2010, Florida homebuilding revenue decreased $0.6 million (1%), from $67.5 million in the first nine months of 2009 to $66.9 million in the first nine months of 2010. The decrease in revenue was primarily the result of a $0.6 million decrease in revenue from outside land sales from $0.7 million in the first nine months of 2009 to $0.1 million in the first nine months of 2010, along with a decrease in the average sales price of homes delivered from $222,000 for the nine months ended September 30, 2009 to $208,000 for the nine months ended September 30, 2010. Partially offsetting these decreases was a 7% increase in the number of homes delivered. Operating loss decreased $27.7 million (92%), from $30.1 million for the nine months ended September 30, 2009 to $2.4 million for the nine months ended September 30, 2010. Excluding impairment charges of $3.7 million and $17.0 million for the nine months ended September 30, 2010 and 2009, respectively, the $1.8 million settlement the Company received in the first nine months of 2010 related to defective imported drywall (net of $0.6 million of charges related to defective drywall), and charges of $9.7 million related to defective imported drywall for the nine months ended September 30, 2009, our adjusted operating gross margins were 15.6% and 12.7% for the first nine months of 2010 and 2009, respectively. The 2.9% increase was due to the results of our Company-wide initiative to reduce hard costs, along with value engineering in our Florida markets, the increase in homes delivered, and the benefit of higher gross margins in our new communities. For the first nine months of 2010, we opened five new communities in our Florida region compared to two new communities for the first nine months of 2009. Selling, general and administrative expenses decreased $1.2 million, from $12.1 million for the nine months ended September 30, 2009 to $10.9 million for the nine months ended September 30, 2010, due to a decrease in payroll related expenses and land related expenses. For the nine months ended September 30, 2010, new contracts increased 5%, from 348 in 2009 to 365 in 2010. There were 97 homes in backlog at September 30, 2010, a decrease of 21% compared to 123 homes in backlog at September 30, 2009. During the first nine months of 2009, we recorded bad debt expense of $1.2 million on a note receivable related to a piece of land we sold in Florida in 2006. Our monthly absorption rates for both the nine months ended September 30, 2010 and September 30, 2009 in our Florida region were 1.4 per community.

Mid-Atlantic Region. For the nine months ended September 30, 2010, Mid-Atlantic homebuilding revenue increased $26.0 million (20%) from $129.3 million in the first nine months of 2009 to $155.3 million in the first nine months of 2010. Driving this increase was a 6% increase in the number of homes delivered, from 466 in the first nine months of 2009 to 494 in the first nine months of 2010, along with a 13% increase in the average selling price of homes delivered, from $278,000 in 2009 to $315,000 in 2010. Operating income for the nine months ended September 30, 2010 was $4.7 million, an $8.4 million improvement from an operating loss of $3.7 million for the nine months ended September 30, 2009, due to the increase in homes delivered and the average sales price of homes delivered discussed above, and higher gross margins. Excluding impairment charges of $4.4 million and $4.0 million for the first nine months of 2010 and 2009, respectively, our adjusted operating gross margins were 17.7% and 13.6%, respectively, for those same periods. The 4.1% increase was due to the results of our Company-wide initiative to reduce hard costs, along with value engineering in our Mid-Atlantic markets. For the first nine months of 2010, we opened 10 new communities in our Mid-Atlantic region compared to three new communities for the first nine months of 2009. Overall, we are experiencing higher gross margins in our new communities. Selling, general and administrative expenses increased $1.8 million when excluding abandoned land transaction costs of $0.2 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively, primarily due to increases in variable selling expenses and advertising expenses, which were partially offset by decreases in payroll related expenses and land related expenses. New contracts in the Mid-Atlantic region decreased 20% for the nine months ended September 30, 2010, from 621 in the first nine months of 2009 to 497 in the first nine months of 2010. Our monthly absorption rate for both the nine months ended September 30, 2010 and 2009 in our Mid-Atlantic region was 1.9 per community. Backlog at September 30, 2010 decreased 35% in units, from 279 at September 30, 2009 to 181 at September 30, 2010, and 38% in total sales value, from $92.0 million at September 30, 2009 to $57.0 million at September 30, 2010, with the average sales price of homes in backlog decreasing from $330,000 at September 30, 2009 to $315,000 at September 30, 2010.

Financial Services. For the nine months ended September 30, 2010, revenue from our mortgage and title operations increased $0.6 million (5%), from $10.2 million in the first nine months of 2009 to $10.8 million in the first nine months of 2010. This increase was primarily due to a 5% increase in loan originations, from 1,336 in the first nine months of 2009 to 1,402 in the first nine months of 2010. Operating income for our financial services segment increased $0.1 million, from $5.0 million in the first nine months of 2009 to $5.1 million in the first nine months of 2010.

At September 30, 2010, M/I Financial had mortgage operations in all of our markets except Houston, where we have not yet commenced operations. Approximately 84% of our homes delivered during the nine months ended September 30, 2010 that were financed were through M/I Financial, compared to 89% in the first nine months of 2009. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense. For the nine months ended September 30, 2010, corporate selling, general and administrative expenses decreased $0.1 million from $17.4 million in the first nine months of 2009 to $17.3 million in the first nine months of 2010. This decrease was primarily the result of a $1.2 million decrease in professional fees along with a $0.1 million decrease in land related expenses and a $0.1 million decrease in variable selling expenses. These decreases were partially offset by a $0.8 million increase in payroll and incentive related expenses, along with a $0.5 million increase in miscellaneous other expenses.

Interest Expense - Net. Interest expense for the Company decreased $0.1 million (2%) from $6.3 million for the nine months ended September 30, 2009 to $6.2 million for the nine months ended September 30, 2010. This decrease was primarily due to an increase in interest capitalized, along with a decrease in our weighted average borrowings from $214.5 million in the first nine months of 2009 to $209.8 million in the first nine months of 2010. These decreases were partially offset by an increase in our weighted average borrowing rate from 8.61% for the nine months ended September 30, 2009 to 8.80% for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

Funding for our business has been provided principally by cash flows from operating activities, borrowings under our credit facilities, and the public debt and equity markets. In the first nine months of 2010, we purchased $94.0 million of land and lots and spent $29.6 million on land development activities. Excluding land purchases, land development costs, and land sales revenues of $0.1 million, we had adjusted cash flows from operations of $80.5 million.

At September 30, 2010 and 2009, our ratio of net debt to net capital was 30% and 29%, respectively. Net debt to net capital consists of total debt net of cash divided by total debt net of cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

On October 14, 2010, the Company commenced a tender offer to purchase for cash any and all of its outstanding 6.875% Senior Notes due 2012 (the “Senior Notes”).  See "—Financing Cash Flow Activities—Senior Notes" below for additional information regarding the tender offer.

On June 9, 2010, the Company entered into a three-year secured revolving credit facility (the “Credit Facility”) with an aggregate commitment amount of $140 million. Historically, we have used our homebuilding credit facility as a partial source of funding for our homebuilding operations. However, as we have generated substantial cash flows from operations and accumulated a significant cash balance in recent quarters, we have not borrowed under the Credit Facility or our previous homebuilding credit facility since December 2008.

Operating Cash Flow Activities

For the nine months ended September 30, 2010, we used $43.0 million of cash in our operating activities, compared to generating $25.0 million from our operating activities in the first nine months of 2009. For the nine months ended September 30, 2010, our $123.6 million investment in land was the primary contributor to our operating cash outflow, along with a $9.4 million increase in cash held in escrow and a $6.8 million decrease in other liabilities. Partially offsetting these outflows were the $25.9 million income tax refund that we received in the first quarter of 2010, along with a $15.6 million increase in accounts payable.

The amount of cash used in operating activities in the first nine months of 2010 represented a $68.0 million decrease from the $25.0 million of cash generated in the first nine months of 2009. The decrease was primarily driven by a $68.7 million decrease in the net change in our inventory, which was the result of our increased investment in land, net of the impact of the increase in homes delivered, when compared to the first nine months of 2009. In the nine months ending September 30, 2010, we purchased $94.0 million of land and lots, compared to $22.2 million purchased in the nine months ended September 30, 2009. We estimate that our cash balance at December 31, 2010 will be approximately the same as our cash balance at September 30, 2010. Included in this estimate is an anticipated lower amount of fourth quarter 2010 land purchases and land development spending when compared to our third quarter 2010 amount. However, we will actively monitor market conditions and plan to adjust our land spending accordingly. The decrease of cash generated by operating activities in the first nine months of 2010 was also the result of an increase in cash held in escrow that exceeded last year's first nine months increase by $5.1 million and a decrease of $7.3 million in the net change in accounts payable. In addition, in the first nine months of 2009 we received a tax refund of $39.5 million compared to a $25.9 million tax refund in the first nine months of 2010.

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

In the normal course of our business, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $3.3 million as of September 30, 2010 as consideration for the right to purchase land and lots in the future, including the right to purchase $74.5 million of land and lots during the years 2010 through 2016.

Investing Cash Flow Activities

We used $18.6 million of cash in investing activities for the nine months ended September 30, 2010, compared to $63.7 million for the nine months ended September 30, 2009. The $45.1 million decrease was primarily due to a $50.4 million net decrease in cash used to invest in restricted cash accounts for the nine months ended September 30, 2010 when compared with the first nine months of 2009. Restricted cash increased by $66.9 million in the first nine months of 2009 due to the temporary pledge of cash in excess of $25 million that had to be designated as collateral in accordance with Company's previous homebuilding credit facility, pending the completion of appraisals on mortgaged property under that facility. Restricted cash as of September 30, 2010 primarily consisted of homebuilding cash the Company had designated as collateral at September 30, 2010 in accordance with the four secured Letter of Credit Facilities that the Company entered into in July 2009 and the one secured Letter of Credit Facility that the Company entered into in June 2010 (collectively, as amended, the “Letter of Credit Facilities”) for land development purposes and other corporate purposes. At September 30, 2010, the Company had $35.6 million of restricted cash held as collateral for the Letter of Credit Facilities, an increase of $17.0 million from December 31, 2009. Along with the increase in restricted cash, the Company also made $1.5 million in property and equipment purchases during the first nine months of 2010. We received $7.9 million from the sale of the Company's airplane in the first nine months of 2009.

Financing Cash Flow Activities

For the nine months ended September 30, 2010, our financing activities used $4.5 million of cash, including $0.4 million of repayments of borrowings under M/I Financial's $45 million secured credit agreement that was renewed on April 27, 2010 (the "MIF Credit Agreement"). We also had $3.9 million of costs associated with obtaining the Credit Facility in June 2010 and $0.2 million of principal repayments on our mortgage notes payable.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities. We routinely monitor current operational requirements, financial market conditions, and credit relationships. We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements. We further believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary to our cash management if market conditions continue to deteriorate and/or the challenging economic conditions extend beyond our expectations. We cannot be certain that we will be able to replace existing financing or find sources of additional financing in the future. Please refer to “Item 1A. Risk Factors” in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of September 30, 2010:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Note payable banks — homebuilding (a)	6/9/2013	$—	$34,288
Note payable bank — financial services	4/26/2011	$23,773	$—
Senior notes	4/1/2012	$200,000	$—
Universal shelf registration (b)		$—	$194,055

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

Note Payable Banks — Homebuilding. On June 9, 2010, the Company entered into the Credit Facility, which has an aggregate commitment amount of $140 million, including a $25 million sub-facility for letters of credit. The Credit Facility is governed by a Credit Agreement (the “Credit Agreement”). The Credit Facility matures on June 9, 2013. The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

The obligations under the Credit Facility are secured by certain of the personal property of the Company and the subsidiary guarantors and by certain real property in Ohio and North Carolina. Availability under the Credit Facility is based, initially (until appraisals are completed on the mortgaged real property), on a borrowing base equal to 100% of cash, if any, pledged as security, plus 35% of the aggregate book value of the mortgaged real property. Once appraisals on the mortgaged real property are completed, availability under the Credit Facility will be based on a borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of the mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by the decreases equal to the collateral value of homes delivered that are within the pledged asset pool. As of September 30, 2010, net borrowing availability under the Credit Facility was $34.3 million in accordance with the borrowing base calculation.

At September 30, 2010, the Company's homebuilding operations did not have any outstanding borrowings, but had outstanding letters of credit totaling $0.2 million under the Credit Facility, and had pledged $98.5 million in aggregate book value of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement.

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants. The covenants, as more fully described in the Credit Agreement, require, among other things, that the Company (1) maintain a minimum level of consolidated tangible net worth as set forth in the Credit Agreement; (2) maintain a leverage ratio not greater than 1.50x; (3) maintain one of the following: (a) a ratio of EBITDA to consolidated interest incurred for the most recently ended four fiscal quarters greater than 1.50x, (b) a ratio of adjusted cash flow from operations to consolidated interest incurred for the most recently ended four fiscal quarters greater than 1.50x or (c) unrestricted cash in excess of $25 million; and (4) not incur any secured indebtedness outside of the Credit Facility exceeding $25 million (other than letters of credit in an aggregate amount not in excess of $50 million fully secured by a lien on cash and cash equivalents).

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

As of September 30, 2010, the Company was in compliance with all restrictive covenants of the Credit Facility. The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Minimum Net Worth (a)	=	$200.0	$309.7
Leverage Ratio (b)	≤	1.50 to 1.00	0.78 to 1
Interest Coverage (c)	≥	1.50 to 1.00	1.87 to 1
Adjusted Cash Flow Coverage (c)	≥	1.50 to 1.00	1.03 to 1
Secured Indebtedness	<	$25.0	$5.9
Total Land Restriction	≤	$340.7	$203.8
Limit on Investments in non-Guarantor Subsidiaries	≤	$92.9	$36.6
Spec and Model Homes Restriction	≤	925	718

(a)
Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Facility) was calculated based on the stated amount of our consolidated equity less intangible assets of $4.2 million as of September 30, 2010.

(b)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

(c)	The Company is required to meet one of these two interest coverage requirements or hold unrestricted cash in excess of $25 million.

The Company is party to five secured Letter of Credit Facilities with a combined borrowing capacity of $54.0 million, of which $6.8 million was uncommitted at September 30, 2010 and could be withdrawn at any time. The maturities of four of these facilities range from June 1, 2011 to August 31, 2012, while the fifth facility remains in effect until the Company gives notice of termination. Two of the Letter of Credit Facilities are uncommitted, such that the unused portion could be terminated at any time, while any outstanding letters of credit would remain outstanding with cash collateral in place. The Letter of Credit Facilities have collateral requirements that the Company will cover solely with cash. As of September 30, 2010, we were in compliance with all covenants of the Letter of Credit Facilities. At September 30, 2010, there was $34.3 million outstanding under the Letter of Credit Facilities which was collateralized with $35.6 million of restricted cash.

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

Note Payable Bank — Financial Services. On April 27, 2010, M/I Financial closed a one-year renewal of the MIF Credit Agreement.

The MIF Credit Agreement provides M/I Financial with $45.0 million maximum borrowing availability.The MIF Credit Agreement is not guaranteed by the Company. The MIF Credit Agreement, which expires on April 26, 2011, is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors. The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure the borrowings under the agreement. Under the MIF Credit Agreement, M/I Financial may not permit its ratio of total liabilities to adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to exceed 4.50 to 1.00. M/I Financial also may not permit its adjusted tangible net worth to be less than $10.0 million or its ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00. M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate equal to the greater of the floating LIBOR rate (LIBOR plus 400 basis points) or 5.25%.

At September 30, 2010, there was $23.8 million outstanding under the MIF Credit Agreement. As of September 30, 2010, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

Senior Notes. At September 30, 2010, we had $200.0 million of 6.875% Senior Notes outstanding. The notes are due April 2012 and are fully and unconditionally guaranteed jointly and severally by substantially all of the Company's wholly-owned subsidiaries.

The indenture governing our Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, as well as our ability to repurchase any shares. If our “restricted payments basket,” as defined in the indenture governing our Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as repurchasing any shares. At September 30, 2010, our restricted payments basket was $(171.6) million. As a result of this deficit, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as from repurchasing any shares under our common share repurchase program that was approved by our Board of Directors in November 2005. As of September 30, 2010, the Company was in compliance with all restrictive covenants under the indenture governing our Senior Notes.

On October 14, 2010, the Company commenced a tender offer to purchase for cash any and all of the outstanding Senior Notes. The terms and conditions of the tender offer are described in the Offer to Purchase and the related Letter of Transmittal distributed to holders of the Senior Notes.

Holders who validly tender their Senior Notes at or prior to 5:00 p.m., New York City time, on October 27, 2010, unless extended by the Company in its sole discretion (such date and time, as the same may be extended, the “Early Tender Premium Deadline”), and whose Senior Notes are accepted for purchase will receive the total consideration of $1,045.00 per $1,000 principal amount of Senior Notes, which is the sum of the tender offer consideration of $1,015.00 per $1,000 principal amount of Senior Notes and the early tender premium payment of $30.00 per $1,000 principal amount of Senior Notes. The tender offer will expire at 11:59 p.m., New York City time, on November 10, 2010, unless extended or earlier terminated by the Company in its sole discretion (such date and time, as the same may be extended, the “Expiration Time”). Holders who validly tender their Senior Notes after the Early Tender Premium Deadline but at or prior to the Expiration Time and whose Senior Notes are accepted for purchase will receive the tender offer consideration of $1,015.00 per $1,000 principal amount of Senior Notes, but will not receive the early tender premium.
Consummation of the tender offer is subject to the satisfaction or waiver of certain conditions described in the Offer to Purchase, including the consummation by the Company of a private placement of senior notes on satisfactory terms, as determined by the Company in its sole discretion. The Company intends to use the net proceeds from its proposed private placement of senior notes, along with available cash on hand, to fund the purchase of the Senior Notes purchased in the tender offer and to pay related fees and expenses.
The Company reserves the right to terminate or withdraw the tender offer at any time and from time to time, subject to applicable law. Senior Notes that are not tendered and accepted for payment pursuant to the tender offer will remain obligations of the Company.

The foregoing description is not an offer to purchase, a solicitation of an offer to purchase or a solicitation of an offer to sell any Senior Notes or other securities. The terms and conditions of the tender offer are described in the Offer to Purchase and the related Letter of Transmittal distributed to holders of the Senior Notes.

Weighted Average Borrowings. For the three months ended September 30, 2010 and 2009, our weighted average borrowings outstanding were $211.1 million and $208.0 million, respectively, with a weighted average interest rate of 8.58% and 8.49%, respectively. For the nine months ended September 30, 2010 and 2009, our weighted average borrowings outstanding were $209.8 million and $214.5 million, respectively, with a weighted average interest rate of 8.80% and 8.61%, respectively. The increase in our weighted average interest rates for both the three and nine months ending September 30, 2010 compared to those same periods in 2009, was due to an increase in our commitment fees for both the MIF Credit Agreement and the Credit Facility, along with an increase in our borrowing rate for borrowings under the MIF Credit Agreement. The decrease in borrowings was primarily the result of the Company using cash generated from operations to pay down outstanding debt.

Preferred Shares. On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million. Dividends on the Preferred Shares are non-cumulative and are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company's corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year. We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event. On or after March 15, 2012, we have the option to redeem the Preferred Shares in whole or in part at any time or from time to time, at a cash redemption price of $25 per depositary share. The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law. The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

We did not pay any dividends on the Preferred Shares in the first nine months of 2010. Pursuant to certain restrictive covenants in the indenture governing our Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares. We will continue to be restricted from paying dividends until such time that the restricted payments basket (as defined in the indenture) has been restored or our Senior Notes are repaid, and our Board of Directors authorizes us to resume dividend payments.

Universal Shelf Registration. On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC. Pursuant to the shelf registration statement, the Company may, from time to time over an extended period, offer new debt, equity and certain other securities. The timing and amount of offerings, if any, will depend on market and general business conditions. As of September 30, 2010, $194.1 million remains available under the universal shelf registration statement for future offerings.

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

Unconsolidated Limited Liability Companies. In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of Unconsolidated LLCs, with the Company's interest in these entities ranging from 33% to 50%. These entities engage in land development activities for the purpose of distributing (in the form of a capital distribution) or selling developed lots to the Company and its partners in the entity. These entities generally do not meet the criteria of VIEs, because the equity at risk is sufficient to permit the entity to finance its activities without additional subordinated support from the equity investors; however, we must evaluate each entity to determine whether it is or is not a VIE. If an entity was determined to be a VIE, we would then evaluate whether or not we are the primary beneficiary. These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity.

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting. The Company believes its maximum exposure related to any of these entities as of September 30, 2010 to be the amount invested of $11.1 million, plus letters of credit and bonds totaling $0.8 million that serve as completion bonds for the development work in progress, and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 9 and Note 10 of our Unaudited Condensed Consolidated Financial Statements.

Land Option Agreements. In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities. The Company currently believes that its maximum exposure as of September 30, 2010 related to these agreements is equal to the amount of the Company's outstanding deposits, which totaled $3.3 million, including prepaid acquisition costs of $0.6 million, and letters of credit of $0.8 million.

Letters of Credit and Completion Bonds. The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements, and miscellaneous deposits. At September 30, 2010, the Company had outstanding approximately $60.4 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016. Included in this total are: (1) $20.6 million of performance and maintenance bonds and $25.6 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company's $0.6 million share of our Unconsolidated LLCs' letters of credit and bonds); (2) $8.9 million of financial letters of credit; and (3) $5.3 million of financial bonds. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold. In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Credit Agreement, which permit borrowings of up to $185 million as of September 30, 2010, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $3.6 million and $2.6 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the fair value of the committed IRLCs resulted in an asset of less than $0.1 million and the related best-efforts contracts resulted in a liability of less than $0.1 million. At December 31, 2009, the fair value of the committed IRLCs resulted in a liability of $0.1 million and the related best-efforts contracts resulted in an asset of $0.1 million. For the three and nine months ended September 30, 2010, we recognized income of less than $0.1 million and $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market. For the three and nine months ended September 30, 2009, we recognized income of $0.2 million and less than $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At September 30, 2010 and December 31, 2009, the notional amount of the uncommitted IRLCs was $43.4 million and $42.3 million, respectively. The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.3 million and a liability of less than $0.1 million at September 30, 2010 and December 31, 2009, respectively. For the three and nine months ended September 30, 2010, we recognized expense of $0.4 million and income of $0.3 million, respectively, relating to marking the uncommitted IRLCs to market. For the three and nine months ended September 30, 2009, we recognized income of $1.1 million and $0.3 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings. At both September 30, 2010 and December 31, 2009, the notional amount under these FMBSs was $43.0 million, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.1 million at September 30, 2010 and an asset of $0.7 million at December 31, 2009. For the three and nine months ended September 30, 2010, we recognized income of $0.7 million and expense of $0.6 million, respectively, relating to marking these FMBSs to market. For the three and nine months ended September 30, 2009, we recognized expense of $1.1 million and $0.5 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $4.1 million and $27.7 million at September 30, 2010 and December 31, 2009, respectively. The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million and $0.8 million at September 30, 2010 and December 31, 2009, respectively. For the three and nine months ended September 30, 2010, we recognized income of less than $0.1 million and $0.7 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market. For the three and nine months ended September 30, 2009, we recognized income of $0.2 million and expense of $0.4 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $28.0 million at September 30, 2010, and $8.0 million and $8.6 million, respectively, at December 31, 2009. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of September 30, 2010 and December 31, 2009, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $0.1 million and an asset of $0.1 million, respectively. For the three and nine months ended September 30, 2010, we recognized income of $1.3 million and expense of $0.2 million, respectively, relating to marking these FMBSs to market. For the three and nine months ended September 30, 2009, we recognized expense of $1.2 million and income of $0.3 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2010:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2010	2011	2012	2013	2014	Thereafter	Total	9/30/2010
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.34%	$32,787	$—	$—	$—	$—	$—	$32,787	$31,703
Variable rate	3.34%	749	—	—	—	—	—	749	743

LIABILITIES:
Long-term debt — fixed rate	6.91%	$78	$332	$200,360	$391	$424	$4,347	$205,932	$205,483
Long-term debt — variable rate	5.25%	—	23,773	—	—	—	—	23,773	23,773

ITEM 4:  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by the Company's management, with the participation of the Company's principal executive officer and principal financial officer.  Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleges that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleges physical and economic damages and seeks legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case has been consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and five other homeowners are named as plaintiffs in omnibus class action complaints filed in and after December 2009 against a certain identified manufacturer of drywall and others (including the Company) and one other homeowner is named as a plaintiff in another omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. During the third quarter of 2010, the Company entered into agreements with three of those homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. The Company intends to vigorously defend against the remaining claims. Please refer to Note 11 to the Company's Unaudited Condensed Consolidated Financial Statements for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company's net income for the periods in which the matters are resolved.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Other factors beyond those referred to above, including factors known to us, which we have not currently determined to be material, could also adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million of its outstanding common shares. The repurchase program was publicly announced on November 10, 2005 and expires on November 8, 2010. The purchases may occur in the open market and/or in privately negotiated transactions as market conditions warrant. During the three month period ended September 30, 2010, the Company did not repurchase any shares. As of September 30, 2010, the Company had approximately $6.7 million of availability remaining under the Board-approved repurchase program. As discussed in Note 13 to our Unaudited Condensed Consolidated Financial Statements, because the “restricted payments basket” under the indenture governing our Senior Notes is less than zero, we are currently restricted from repurchasing any shares under our common shares repurchase program.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1 to July 31, 2010	—	$—	—	$6,715,000
August 1 to August 31, 2010	—	—	—	$6,715,000
September 1 to September 30, 2010	—	—	—	$6,715,000
Total	—	$—	—	$6,715,000

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

10.1
Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated August 16, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2010).

10.2
Continuing Agreement for Standby Letters of Credit by and between Citibank, N.A. and M/I Homes, Inc., dated August 16, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 17, 2010).

10.3
First Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated August 16, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 17, 2010).

10.4
Amendment No. 1 to Credit Agreement by and between The Huntington National Bank and M/I Homes, Inc., dated August 16, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 17, 2010).

10.5
Continuing Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated June 4, 2010 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 17, 2010).

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

M/I Homes, Inc.
(Registrant)

Date:	October 26, 2010	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 26, 2010	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated August 16, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2010).

10.2
Continuing Agreement for Standby Letters of Credit by and between Citibank, N.A. and M/I Homes, Inc., dated August 16, 2010 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 17, 2010).

10.3
First Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated August 16, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 17, 2010).

10.4
Amendment No. 1 to Credit Agreement by and between The Huntington National Bank and M/I Homes, Inc., dated August 16, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 17, 2010).

10.5
Continuing Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated June 4, 2010 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 17, 2010).

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