Form 10-K
period 2010-12-31
M I HOMES INC
filed 2011-03-01
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (17,827,879 shares) was approximately $171,861,000.  The number of common shares of the registrant outstanding as of February 22, 2010 was 18,642,465.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

General

M/I Homes, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”) is one of the nation's leading builders of single-family homes.  The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. Since that time, the Company has delivered over 78,000 homes, including 2,434 in 2010.

The Company consists of two distinct operations and reporting segments: homebuilding and financial services. Our homebuilding operations, for reporting purposes, are further aggregated into three reporting segments - the Midwest, Mid-Atlantic and Southern (formerly Florida) regions. Our financial services operations support our homebuilding operations by providing mortgage loans and title services to their customers.

Our homebuilding operations comprise the most substantial portion of our business, representing 98% of consolidated revenue during 2010 and 2009. We design, market, construct and sell single-family homes, attached townhomes, and condominiums to first-time, move-up, empty-nester and luxury buyers, with a particular focus on first-time and value-focused buyers.  Our homes are offered primarily in development communities and mixed- use communities. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan. We are currently offering homes for sale in 110 communities within 10 markets located in 9 states. We offer a variety of homestyles at base prices ranging from approximately $85,000 to $1,300,000, with an average sales price in 2010, including options, of $247,000. Offering homes at a variety of price points allows us to attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing customers with the confidence they can only get from superior customer service.  In addition to home sales, our homebuilding operations occasionally generate revenue from the sale of land and lots.

Our financial services operations generate revenue from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”). Our title services are offered through subsidiaries that are either wholly- or majority owned by the Company. Our financial services operations accounted for 2% of our consolidated revenues in 2010 and 2009.

In 2010, we generated total revenues of $616.4 million and a net loss of $26.3 million, compared to total revenues of $570.0 million and a net loss of $62.1 million in 2009. At December 31, 2010, we had 532 homes in backlog with a sales value of $135.2 million compared to 650 homes in backlog with a sales value of $176.7 million at December 31, 2009. Our financial results for 2010 and 2009 reflect challenging operating conditions that have persisted in the homebuilding industry to varying degrees since a general housing market downturn began in mid-2006, as well as strategic actions taken by us since the downturn began in an effort to align our operations with these changing market conditions and maintain a strong financial position.

Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-4000 and our website address is http://mihomes.com. Information on our web site is not a part of this Form 10-K.

Markets

Our operations are organized into ten homebuilding divisions within three regions to maximize operating efficiencies and use of local management.  Our current homebuilding operating structure is as follows:

		Year
		Operations
Region	Market/Division	Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Houston, Texas	2010
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington, D.C.	1991

In late 2007, we exited the West Palm Beach, Florida market.  As a result, the results of operations and financial position of this division have been reported as discontinued operation.  We are the leading homebuilder in the Columbus, Ohio market, and we believe we are one of the top ten builders in each of our other markets, based on the number of homes delivered in 2010 except Houston, which we entered into in the first quarter of 2010. Financial information, including revenue, operating income and identifiable assets for each of our reporting segments, is included in Note 20 to our Consolidated Financial Statements.

We have experienced management teams in each of our divisions, with local market expertise. We believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities that meet local demand, to anticipate consumer tastes in specific markets, and to assess local regulatory environments. Though we centralize certain functions (such as marketing, legal, purchasing administration, product development, accounting and human resources) to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing and implementing product and sales strategies, and controlling costs.

Business Strategy

To varying degrees since mid-2006, and even before that in our Midwest markets, many housing markets across the United States, including those we serve, have experienced a prolonged downturn in demand and profitability compared to the period from 2000 through 2005. A persistent oversupply of homes for sale coupled with weak consumer demand for housing started to impact the homebuilding industry in mid-2006. Worldwide financial and credit market turbulence which began in mid-2008, further exacerbated this downturn and macroeconomic conditions, while recently showing some signs of improvement, have been relatively uncertain since that time. We believe the availability of the federal homebuyer tax credit increased our new contract results in the first four months of 2010; however, upon the expiration of the federal homebuyer tax credit on April 30, 2010, demand for housing once again became choppy and sluggish due to lack of substantial job growth, low levels of consumer confidence, excess supply of homes for sale and tighter mortgage credit conditions. Our operating and financial results, like many other homebuilders during this time, have suffered materially, and we have generally experienced declines in new contracts, active communities, revenue, and gross profit and have incurred asset impairment charges and net losses. The rate and extent of these declines have moderated, and even improved over time. In 2009 and 2010, we began to see the initial benefits of the actions that we have taken to achieve our stated business strategy which focuses on the following integrated objectives:

•	Maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	improving affordability through design changes and other cost reduction efforts;

•	strategically investing in new communities and/or markets; and

•	obtaining meaningful presence in our markets.

Each of these integrated objectives has been part of our business strategy since the housing downturn began; however, we have adjusted the emphasis placed on each objective to adapt to varying business conditions and opportunities found in the housing market over time. From 2007 through the first half of 2009, we employed a disciplined, defensive operating strategy designed to strengthen our balance sheet, improve liquidity and generate cash flow, improve our cost structure, reduce our overhead, and improve certain operating processes and procedures. During this time, we sought to right-size our operations to reflect current demand, reduce our overhead cost structure, improve our operations from both a customer and build cycle-time perspective, redesign our product to address changing consumer preferences, re-engineer our product to reduce our cost to build, redeploy our investments to higher margin opportunities where possible and significantly limit our investment in new land and lots. Actions taken to support these initiatives resulted in material reductions in our controlled land and lots, active community count, employee headcount, and overhead expenses. We also improved our gross margins, generated significant cash from operations, and ultimately reduced our pre-tax operating losses since 2007. In addition, we exited our West Palm Beach market and entered the Chicago market and limited our land purchases to only those that we believed would replenish needed supply at the right price. We introduced our eco series home and took action to build 100% of our homes as ENERGY STAR® efficient as well.

While maintaining the fundamentals of our disciplined defensive operating strategy and building on the sound financial position and the operational re-positioning that we had achieved over the past four years, in late 2009 and in 2010, we began to focus more on the offensive objectives within our business strategy, namely investing in new communities and/or markets; and obtaining meaningful presence in all of our markets. In late 2009, we began to see more opportunities to gain ownership or control over land and lots in our existing markets that met our stringent investment and marketing standards. In 2010, we purchased more than double the amount of land and lots than we purchased in 2009, opened 41 new communities and increased our controlled land position by 9%. In addition, we expanded into the Houston, Texas market in 2010. This tactical shift in focus was designed to create more communities to help restore our homebuilding operations to profitability in the future by increasing profitability through higher margin communities and increasing our market presence. Currently, over 45% of our active communities are new (defined as those opened after January 1, 2009) and on average, their gross margins are 400 basis points higher than our older "legacy" communities. Our fundamentals did not suffer either as we further improved our customer service satisfaction scores in every one of our divisions as described in the marketing section below.

Looking ahead into 2011, we believe the housing market will likely remain weak, and that our business and the homebuilding industry in general may experience uneven and choppy results before a sustained recovery takes hold. At this time, we cannot predict when such a recovery might occur. We plan to continue to focus on restoring the profitability of our homebuilding operations by focusing on actions that will help us achieve our business objectives as stated above. Market conditions will ultimately determine the degree to which we take action to achieve our objectives and the manner in which we pursue our return to profitability. However, despite the challenging market conditions, we believe we have established a solid foundation and the financial flexibility for our Company to achieve long-term growth and profitability upon eventual improvement in the housing market.

Marketing

During 2010, we continued to focus our marketing efforts on first-time and move-up homebuyers. These homebuyers historically have been our core customers and it is among these groups that we see the greatest potential for future home sales. Throughout our markets, we market and sell our homes exclusively under the M/I Homes trade name. Our marketing efforts are directed at differentiating the M/I Homes brand from resale homes and from homes sold through foreclosures, short sales and other homebuilders. We believe that our differentiation comes, among other things, in terms of our exclusive Confidence Builder Program, our commitment to building energy efficient homes, our offering of unique financing programs and our record of superior customer service and quality.

Under our Confidence Builder Program, our homebuyers are introduced to their Personal Construction Supervisor prior to commencement of home construction.  During the introductory meeting, the Personal Construction Supervisor reviews the home plan and all relevant construction details with the homebuyer and explains the construction process and schedule. We encourage our buyers to actively monitor and observe the construction of their home and see the quality being built into their home.  This program, consistent with our business philosophy, is designed to “put the buyer first” and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers' needs throughout the homebuying process reduces post-closing repair costs, enhances our reputation for quality and service, and helps encourage repeat and referral business from homebuyers and the real estate community. Our goal is for our customers to be 100% satisfied with their new homes. We also have employees who are responsible for responding to homebuyers' post-closing needs, including warranty claims.

With respect to our commitment to energy efficiency, we believe the majority of our homes constructed in 2009, and every home that we constructed in 2010, has met the U.S. Environmental Protection Agency's (“EPA”) guidelines and has been ENERGY STAR® qualified. We believe our new, energy efficient homes can save our homebuyers up to 30% on their energy bill, the second largest monthly cost component of homeownership, when compared to a home that is not ENERGY STAR® qualified.

We offer specialized mortgage financing programs through M/I Financial to assist our homebuyers. M/I Financial offers conventional financing options along with FHA, VA, USDA and state housing bond programs. M/I Financial often provides closing cost assistance and below market interest rates. For a good portion of 2010, M/I Financial provided a 30-year fixed rate loan below 4.00% to qualified homebuyers. Through M/I Financial, we continue to look for opportunities in the market to assist the Company's home sales effort.

Finally, we believe our ultimate differentiator comes from one of the principles our company was founded upon - delivering superior customer service. Superior customer service is “who we are” and what we are all about. Our customer satisfaction scores, as measured by an independent party, improved for each of our markets in 2010 for the second year in a row. We were ranked #1 in J.D. Power and Associates ("J.D. Power") rankings in both customer satisfaction and new home quality in the Washington D.C. market - achieving the highest scores J.D. Power has measured in that market.  In Tampa, we were ranked highest in new home quality and second in customer satisfaction.  And in Orlando, we ranked third out of all builders in that market.  These were the highest scores we have ever achieved in our four markets (including Charlotte) where J.D. Power surveyed buyers in 2010.  In both 2008 and 2009, our Columbus operations ranked highest in customer satisfaction (in 2010, J.D. Power did not survey the Columbus market).

In terms of the medium we use to market our homes, we advertise using the internet, newspapers, magazines, direct mail, billboards, radio and television.  The particular marketing mediums used differ from market to market based on area demographics and other competitive factors.  In recent years we have also significantly increased our advertising on the internet through expansion of our website at mihomes.com and through certain third party websites.  Our messaging across all of these mediums, promotional or otherwise, is unified, highly synergistic, and designed to build strong equity in the M/I Homes brand.  In addition, we encourage independent broker participation in the sales process and, from time to time, utilize promotions and incentives to attract interest from these brokers.  We believe our commitment to quality design, construction and energy efficient homes, along with our reputation for superior customer service, has resulted in a strong referral base and numerous repeat buyers.

Sales

Company-employed sales consultants generally conduct home sales from on-site offices within our furnished model homes.  Each sales consultant is trained and prepared to meet the buyer's expectations and build the buyer's confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. As of December 31, 2010, we employed 95 sales consultants in 110 communities.

To further enhance the selling process, we operate design centers in most of our markets.  Our design centers allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. Additionally, our centers are staffed with Professional Design Consultants who help our homebuyers personalize their home with features and amenities that suit their individual taste, needs and lifestyles. In most of our markets, we also offer our homebuyers the option to do design planning on our online design tool.  We believe this tool is very useful for prospective buyers to use during the consideration phase, and is also helpful to buyers as a pre-planning tool prior to their design center visit.

Through M/I Financial and our other subsidiaries, we offer “one-stop” shopping as homebuyers are able to utilize their services to get financing and title services for the purchase of their home. Additionally, from time to time, we also aid the selling process by offering below-market financing options to our customers.

Product Lines, Design and Construction

Our residential communities are generally located in suburban areas that are easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics.

On a regional basis, we offer homes ranging in base sales price from approximately $85,000 to $1,300,000, and ranging in square footage from approximately 1,200 to 4,200 square feet.  In addition to single-family detached homes, we also offer attached townhomes in most of our markets as well as condominiums in our Columbus, Orlando, and Washington, D.C. markets.  By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers.  Our recently introduced eco series line, discussed below, was designed to appeal to first-time homebuyers because of the emphasis such homebuyers place on affordability and energy cost savings and conservation.  It is our goal to sell more than one home to our buyers, and we have frequently been successful in this pursuit.

We devote significant resources to the research, design and development of our homes in order to meet the demands of our buyers as well as the changing market requirements.  We spent $2.4 million, $1.8 million and $1.7 million in the years ended December 31, 2010, 2009 and 2008, respectively, for research and development of our homes. Across all of our divisions, we currently offer approximately 400 different floor plans designed to reflect current lifestyles and design trends.  In 2009, we unveiled our “eco series,” a line of value-oriented homes designed for attractive pricing and to offer greater plan flexibility to our buyers.  The “eco series” product line has been value-engineered to reduce production costs and construction cycle times, while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. Value-engineering encompasses measures such as simplifying the location and installation of internal plumbing and electrical systems, using engineered flooring systems, roof trusses and other building components, and generally employing construction techniques that minimize costs and maximize efficiencies. It also includes working continuously with our trade partners and materials suppliers to reduce direct construction costs and construction cycle times. All of these actions have allowed us to achieve faster returns and higher gross margins from our inventory compared to our previous product designs, which has supported cash flow generation and progress toward our profitability goal. We have introduced the eco series throughout the Midwest region and North Carolina and have developed a unique eco series line specifically for our Florida Divisions.

Homes generally are constructed according to proprietary designs and to meet the applicable Federal Housing Administration (“FHA”) and U.S. Veterans Administration (“VA”) requirements and all local building codes.  To allow maximum design flexibility, we limit the use of pre-assembled building components.  The efficiency of the building process is enhanced through the use of standardized materials available from a variety of sources.  We design and supervise the development and building of each of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our on-site construction supervisors manage the scheduling and construction process.  Subcontractor work is performed pursuant to written agreements.  The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials.  The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.  We did not experience any significant issues with availability of building materials or skilled labor during 2010.

The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built.  In 2010, we reduced our contract-to-close build time, excluding speculative homes, by 5%, from 195 days in 2009 to 186 days in 2010.

We generally begin construction of a home when we have obtained a sales contract and preliminary oral advice from the buyer's lender that financing should be approved.  In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency.  In addition, speculative, or “spec,” homes (i.e., homes started in the absence of an executed contract) are built to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products.  We have increased our speculative home production in order to meet the needs of our increasing base of first-time homebuyers.  Speculative homes can meet the needs of buyers who need to close on their purchase of a home in 60 days or less, while also satisfying their needs to be able to fully visualize the home. At December 31, 2010 we had 561 speculative homes, compared to 545 speculative homes at December 31, 2009.

Backlog

We sell our homes under standard purchase contracts, which generally require a homebuyer deposit at the time of signing. The amount of the deposit required varies among markets and communities. Homebuyers are also generally required to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer's deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within a period of time, as specified in their contract. Since 2008, tightened residential consumer mortgage lending standards have led to higher cancellation rates than those experienced in prior years, and these standards may continue to have a negative impact on our cancellation rates in 2011.

Backlog consists of homes that are under contract but have not yet been delivered. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new contracts (new contracts for homes less cancellations) generated during the current period minus the number of homes delivered during the current period. The backlog at any given time will be affected by cancellations. Due to the seasonality of the homebuilding industry, the number of homes delivered has historically increased from the first to the fourth quarter in any year.

As of December 31, 2010, we had a total of 532 homes, with $135.2 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun.  As of December 31, 2009, we had a total of 650 homes, with $176.7 million aggregate sales value, in backlog.  Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide certain warranties in connection with our homes and also have a program to perform multiple inspections on each home that we sell.  Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer.  At the homeowner’s request, we will also provide a one-year drywall inspection.  The Company offers a limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty on homes closed in or after 2007.  The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  Prior to this warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between 1989 and 1998) and a thirty-year (for homes closed during or after 1998) limited warranty against major structural defects.  To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home.  We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home.  Our warranty expense was approximately 1.0%, 0.9% and 1.1% of total housing revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Land Acquisition and Development

Before entering into a contract to acquire land, we complete extensive comparative studies and analyses which assist us in evaluating the economic feasibility of such land acquisition. We generally follow a policy of acquiring options to purchase land for future community developments.

We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. We believe this policy significantly reduces our risk and generally allows us to obtain necessary development approvals before our acquisition of the land.

In 2010, our percent of land internally developed decreased to 71% from 74% in 2009.  In the future, we plan to source more of our land through developed lot option contracts when feasible.  We constantly evaluate our alternatives to satisfy our need for lots in the most cost effective manner.  We seek to limit our investment in land and lots to the amount reasonably expected to be sold in the next two to three years, with the ideal being two years or slightly less than two years.

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

On a limited basis, we periodically enter into limited liability company arrangements (“Unconsolidated LLCs”) with other entities to develop land.  At December 31, 2010, we had interests varying from 33% to 50% in each of our seven Unconsolidated LLCs.  Two of the Unconsolidated LLCs are located in Tampa, Florida, and the remaining Unconsolidated LLCs are located in Columbus, Ohio.  One of the Unconsolidated LLCs has obtained financing from a third party lender.  The Company’s maximum exposure related to its investment in these entities as of December 31, 2010 is the amount invested of $10.6 million.  Further details relating to our Unconsolidated LLCs are included in Note 8 to our Consolidated Financial Statements.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements.  At December 31, 2010, $18.2 million of completion bonds and $30.7 million of letters of credit were outstanding for these purposes.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes.  At December 31, 2010, we had 3,008 developed lots and 815 lots under development in inventory.  We also owned raw land expected to be developed into approximately 3,788 lots, which includes our interest in raw land held by Unconsolidated LLCs expected to be developed into 732 lots.

Our ability to continue development activities over the long-term will depend upon, among other things, a suitable economic environment and our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

At December 31, 2010, we had purchase agreements to acquire1,929 developed lots and raw land to be developed into approximately 630 lots for a total of 2,559 lots, with an aggregate current purchase price of approximately $113.2 million.  Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits.  Our purchase contracts do not generally contain specific performance obligations, and therefore, we believe that our maximum exposure as of December 31, 2010 related to these agreements is equal to the amount of our outstanding deposits, which totaled $3.6 million, including prepaid acquisition costs of $0.7 million and letters of credit of $1.2 million.  Further details relating to our land option agreements are included in Note 14 to our Consolidated Financial Statements.

The following table sets forth our land position in lots (including lots held in Unconsolidated LLCs) at December 31, 2010:

	Lots Owned
	Finished	Lots Under	Undeveloped	Total Lots	Lots Under
Region	Lots	Development	Lots	Owned	Contract	Total
Midwest	1,462	256	2,437	4,155	1,204	5,359
Southern	768	175	470	1,413	323	1,736
Mid-Atlantic	778	384	881	2,043	1,032	3,075
Total	3,008	815	3,788	7,611	2,559	10,170

Financial Services

We sell our homes to customers who generally finance their purchases through mortgages. M/I Financial provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. M/I Financial provides financing services in all of our housing markets except Houston, where we commenced operations in the fourth quarter of 2010. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During 2010, we captured 84% of the available mortgage origination business from purchasers of our homes, originating approximately $416 million of mortgage loans.  The mortgage loans originated by M/I Financial are sold to a third party generally within two to three weeks of originating the loan.

M/I Financial has been approved by the U.S. Department of Housing and Urban Development, the VA and the U.S. Department of Agriculture to originate mortgages that are insured and/or guaranteed by these entities.  In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by the Federal National Mortgage Association (“Fannie Mae”) as a seller and servicer of mortgages.

We also provide title services to purchasers of our homes through our wholly-owned subsidiaries, TransOhio Residential Title Agency Ltd. and M/I Title Agency Ltd., and our majority-owned subsidiary, Washington Metro Residential Title Agency, LLC.  Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of our homes in all of our housing markets except Raleigh, Charlotte, Chicago and Houston.  We assume no underwriting risk associated with the title policies.

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

Competition

In each of our markets, we compete with numerous national, regional, and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than us.  Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials, and skilled subcontractors.  In addition, we face competition from foreclosures and the existing home resale market, which has become over-saturated with homes due to challenging market conditions and higher foreclosure rates.  We compete primarily on the basis of price, location, design, quality, service, and reputation; however, we believe our financial stability, relative to others in our industry, has become an increasingly favorable competitive factor.  When our industry recovers, we believe we will see reduced competition from the small and mid-sized private builders in the new home market.  Their access to capital already appears to be severely constrained. We expect there will be fewer and more selective lenders serving our industry at that time.  We believe that those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities.

Our financial services operations compete with other mortgage lenders, including national, regional, and local mortgage bankers and brokers, banks, savings and loan associations, and other financial institutions, in the origination and sale of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

Regulation and Environmental Matters

The homebuilding industry is subject to various local, state and federal (including FHA and VA) statutes, ordinances, rules and regulations concerning environmental, zoning, building, design, construction, sales, and similar matters.  These regulations affect construction activities, including the types of construction materials that may be used, certain aspects of building design, sales activities, and dealings with consumers.  We are required to obtain licenses, permits and approvals from various governmental authorities for development activities.  In many areas, we are subject to local regulations which impose restrictive zoning and density requirements in order to limit the number of homes within the boundaries of a particular locality.  We strive to reduce the risks of restrictive zoning and density requirements by using contingent land purchase agreements, which state that land must meet various requirements, including zoning, prior to our purchase.

Development of land may be subject to periodic delays or precluded entirely due to building moratoriums.  Generally, these moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific market areas or communities.  The moratoriums we have experienced have not been of long duration and have not had a material effect on our business.

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

Seasonality

Our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels.  In general, homes delivered increase substantially in the second half of the year.  We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions.  Our financial services operations also experience seasonality because their loan originations correspond with the delivery of homes in our homebuilding operations.

Employees

At December 31, 2010, we employed 522 people (including part-time employees), of which 402 were employed in homebuilding operations, 62 were employed in financial services and 58 were employed in management and administrative services.  No employees are represented by a collective bargaining agreement.

Available Information

We are subject to the reporting requirements of the Exchange Act and file annual, quarterly and current reports, proxy statements and other information with the SEC.  These filings are available to the public over the internet on the SEC's website at http://www.sec.gov.  Our periodic reports and any other information we file with the SEC may be inspected without charge and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

Our website address is http://mihomes.com.  We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our website also includes printable versions of our Corporate Governance guidelines, our Code of Business Conduct and Ethics, and Charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees.  The contents of our website are not incorporated by reference in, or otherwise made a part of this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

Our future results of operations and financial condition and the market price for our securities are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results.  Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see "Forward-looking Statements" within Item 7 in Part II of this Annual Report on Form 10-K.

Homebuilding Market and Economic Risks

The homebuilding industry is experiencing a prolonged and severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior periods.

Since 2006, many of our markets and the U.S. homebuilding industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. In many markets, a rapid increase in new and existing home prices in the years leading up to and including 2006 reduced housing affordability relative to consumer incomes and tempered buyer demand. Also since the downturn began, investors and speculators reduced their purchasing activity and instead accelerated their efforts to sell residential property they had previously acquired. These trends, which have been more pronounced in markets that had experienced the greatest levels of price appreciation, have resulted in fewer overall home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions and other marketing efforts to close home sales in the years following 2006. These negative supply and demand trends have been exacerbated since 2008 by increasing sales of lender-owned homes, a severe downturn in general economic conditions, unemployment, turmoil in credit and consumer lending markets and tighter lending standards.

Reflecting the impact of this difficult environment, we, like many other homebuilders, have experienced to varying degrees since the housing market downturn began, declines in new contracts, decreases in the average selling price of new homes we have sold and delivered and reduced margins relative to years prior to the housing market downturn, and we have generated operating losses. We can provide no assurances that the homebuilding market or our business will improve substantially in the near future. If economic conditions and employment remain weak and mortgage foreclosures, delinquencies and short sales continue rising, there would likely be a corresponding adverse effect on our business and our results of operations, including, but not limited to, our number of homes delivered and the amount of revenues we generate.

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

Further tightening of residential consumer mortgage lending or mortgage financing requirements or further volatility in credit and consumer lending markets could adversely affect the availability of residential consumer mortgage loans for some potential purchasers of our homes and thereby reduce our sales.

Since 2008, the residential consumer mortgage lending and mortgage finance industries have experienced significant instability due to, among other things, relatively high rates of delinquencies, defaults and foreclosures on residential consumer mortgage loans and a resulting decline in their market value and the market value of securities backed by such loans. The delinquencies, defaults and foreclosures have been driven in part by persistent poor economic and employment conditions, which have negatively affected borrowers' incomes, and by a decline in the values of many existing homes in various markets below the principal balance of the residential consumer mortgage loans secured by such homes. A number of providers, purchasers and insurers of residential consumer mortgage loans and residential consumer mortgage-backed securities have gone out of business or exited the market, and lenders, investors, regulators and others have questioned the oversight and the adequacy of lending standards for several residential consumer mortgage loan programs made available to borrowers in recent years, including programs offered or supported by the FHA, the VA and the federal government sponsored enterprises, Fannie Mae and Freddie Mac. Compared to prior periods, this has led to reduced investor demand for residential consumer mortgage loans and residential consumer mortgage-backed securities, tightened credit requirements, reduced liquidity and availability of residential consumer mortgage loan products (particularly subprime and nonconforming loans), and increased down payment requirements and credit risk premiums related to home purchases. It has also led to enhanced regulatory and legislative actions, and government programs focused on modifying the principal balances, interest rates and/or payment terms of existing residential consumer mortgage loans and preventing residential consumer mortgage loan foreclosures, which have achieved somewhat mixed results.

The reduction in the availability of residential consumer mortgage loan products and providers and tighter residential consumer mortgage loan qualifications and down payment requirements have made it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. Overall, these factors have slowed any general improvement in the housing market, and they have resulted in volatile home purchase cancellation rates and reduced demand for our homes and for residential consumer mortgage loans originated through our M/I Financial subsidiary. These reductions in demand have had a materially adverse effect on our business and results of operations in 2010 that may continue in 2011.

Potentially exacerbating the foregoing trends, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law and established several new standards and requirements (including risk retention obligations) relating to the origination, securitizing and servicing of, and consumer disclosures for, residential consumer mortgage loans. These new standards and requirements are expected to further reduce the availability of and/or increase the costs to borrowers to obtain such loans. Federal regulators and legislators are also discussing steps that may significantly reduce the ability or authority of the FHA, Fannie Mae and Freddie Mac to purchase or insure residential consumer mortgage loans. In the last few years, the FHA, Fannie Mae and Freddie Mac have purchased or insured substantially all new residential consumer mortgage loans originated by lenders. Also in 2010, and as noted above, investors in residential consumer mortgage-backed securities, as well as Fannie Mae and Freddie Mac, increasingly demanded that lenders, brokers and other institutions, or their agents, repurchase the loans underlying the securities based on alleged breaches of underwriting standards or of representations and warranties made in connection with transferring the loans. These “put-back” demands are expected to continue into 2011 and, to the extent successful, could cause lenders and brokers to further curtail their residential consumer mortgage loan origination activities due to reduced liquidity. Concerns about the soundness of the residential consumer mortgage lending and mortgage finance industries have also been heightened recently due to allegedly widespread errors by lenders or brokers, or their agents, in the processing of residential consumer mortgage loan foreclosures and sales of foreclosed homes, leading to voluntary or involuntary delays and higher costs to finalize foreclosures and foreclosed home sales, and greater court and regulatory scrutiny. In addition to having a potential negative impact on the origination of new residential consumer mortgage loans, these disruptions in residential consumer mortgage loan foreclosures and lender-owned home sales may make it more difficult for us to accurately assess the supply of and prevailing prices for unsold homes and/or the overall stability of particular housing markets.

Many of our homebuyers obtain financing for their home purchases from our M/I Financial subsidiary. If, due to higher costs, reduced liquidity, heightened risk retention obligations and/or new operating restrictions or regulatory reforms related to or arising from compliance with the Dodd-Frank Act, residential consumer mortgage loan put-back demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, M/I Financial is limited or unable to make loan products available to our homebuyers, our home sales and our homebuilding and financial services results of operations may be adversely affected. For instance, in the fourth quarter of 2010, stricter lending standards led to an increase in our cancellation rate compared to the fourth quarter of 2009. The degree to which this more cautious approach to providing loans to our homebuyers continues into 2011 is unclear, and we can provide no assurance that the trend of tighter residential consumer mortgage lending standards will slow or reverse in the foreseeable future.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow since the housing downturn began, we have done so at reduced gross profit levels and have incurred significant asset impairment charges compared to the period from 2000 through 2005. Moreover, many of our strategic initiatives during the housing downturn to generate cash and improve our operating efficiency have involved lowering overhead through workforce reductions, for which we incurred significant costs, and reducing our active community count through strategic wind downs, reduced investments or market exits, curbs in development and sales of land interests. These strategic steps have resulted in our generating to varying degrees fewer new contracts, homes delivered and revenues compared to periods before the housing downturn began, and have contributed to the net losses we have recognized in recent years.

In an effort to generate higher revenues and restore and maintain our homebuilding operations' profitability, beginning in late 2008 and continuing through 2009 and 2010, we rolled out new, more flexible product designs, including our eco series, and we continued to take steps to reduce our selling, general and administrative expenses, and to redeploy our capital into housing markets with perceived higher future growth prospects, such as our entry into the Houston, Texas market.

Actions taken to execute our business strategy have helped to narrow our pre-tax loss from operations and net losses and improve our operating margins in 2010 compared to the corresponding year-earlier periods. However, there can be no assurance that these trends will continue in 2011 or at all, that we will successfully increase our average active community count and inventory base with desirable land assets at a reasonable cost, or that we will achieve or maintain profitability in the near future. In addition, notwithstanding our sales strategies, we have experienced volatility in our new contracts and in cancellations of home purchase contracts by buyers throughout the present housing downturn, including in 2010. We believe that our volatile new contract and cancellation levels have largely reflected weak homebuyer confidence due to sustained home sales price declines, increased offerings of sales incentives in the marketplace for both new and existing homes, tightened residential consumer mortgage lending standards, and generally poor economic and employment conditions, all of which have prompted homebuyers to forgo or delay home purchases. Additional volatility arose in 2010 with the April 30, 2010 expiration of the federal homebuyer tax credit, which likely pulled demand forward into the first two quarters of the year and led to a drop in new contracts and customer traffic in the periods that followed. The relatively tight consumer mortgage lending environment and the inability of some homebuyers to sell their existing homes have also led to lower demand for new homes and to volatility in home purchase contract cancellations for us and the homebuilding industry. Many of these factors affecting our new contracts and cancellation rates, and the related market dynamics that put downward pressure on our average selling prices, are beyond our control. It is uncertain how long and to what degree these factors, and the volatility in new contracts and home cancellations we have experienced, will continue. To the extent that these factors continue, and to the extent that they depress our average selling prices, we expect that they will have a negative effect on our business and our results of operations.

Demand for new homes is sensitive to economic conditions over which we have no control, such as the availability of mortgage financing.

Demand for homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The mortgage lending industry has experienced and may continue to experience significant challenges. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products and stricter loan qualification standards have made it more difficult for some borrowers to finance the purchase of our homes. Although our financial services subsidiary offers mortgage loans to potential buyers of most of the homes we build, we may no longer be able to offer financing terms that are attractive to our potential buyers. Unavailability of mortgage financing at acceptable rates reduces demand for the homes we build, including, in some instances, causing potential buyers to cancel contracts they have signed.

Increasing interest rates could cause defaults for homebuyers who financed homes using non-traditional financing products, which could increase the number of homes available for resale.

During the period of high demand in the homebuilding industry prior to 2006, many homebuyers financed their purchases using non-traditional adjustable rate or interest only mortgages or other mortgages, including sub-prime mortgages, that involved, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed rate mortgages. As a result, new homes became more affordable. However, as monthly payments for these homes increased, either as a result of increasing adjustable interest rates or as a result of principal payments coming due, some of these homebuyers defaulted on their payments and had their homes foreclosed, which increased the inventory of homes available for resale. Foreclosure sales and other distress sales resulted in further declines in market prices for homes. In an environment of declining prices, many homebuyers may delay purchases of homes in anticipation of lower prices in the future. In addition, as lenders perceive deterioration in credit quality among homebuyers, lenders have eliminated most of the non-traditional and sub-prime financing products previously available and increased the qualifications needed for mortgages or adjusting their terms to address increased credit risk. Tighter lending standards for mortgage products may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing homes. In general, to the extent mortgage rates increase or lenders make it more difficult for prospective buyers to finance home purchases, it becomes more difficult or costly for customers to purchase our homes, which has an adverse effect on our sales volume.

Our land investment exposes us to significant risks, including potential impairment write-downs, that could negatively impact our profits if the market value of our inventory declines.

We must anticipate demand for new homes several years prior to those homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can result in reduced profits. Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. As a result of softened market conditions in all of our markets, since 2006, we have recorded an aggregate loss of $500.2 million for impairment of inventory and investments in Unconsolidated LLCs (including $63.5 million related to discontinued operation), and have written-off $18.2 million relating to abandoned land transactions (including $1.5 million related to discontinued operation). It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments. Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer.

The homebuilding industry is highly competitive. We compete for sales in each of our markets with national, regional, and local developers and homebuilders, foreclosures sales, existing home resales and, to a lesser extent, condominiums and available rental housing. Some of our competitors have significantly greater financial resources or lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Competition is expected to continue and become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future. If we are unable to successfully compete, our financial results and growth could suffer.

If economic conditions worsen or the current conditions continue for an extended period of time, those economic conditions could have continued negative consequences on our operations, financial position, and cash flows.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as by general and local economic conditions, such as:

•	Employment levels and job and personal income growth;

•	availability of and pricing of financing for homebuyers;

•	short and long-term interest rates;

•	overall consumer confidence and the confidence of potential homebuyers in particular;

•	demographic trends;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	U.S. and global financial system and credit market stability;

•	private party and governmental residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of residential consumer mortgage loan interest payments and other expenses;

•
the supply of and prices for available new or existing homes (including lender-owned homes acquired through foreclosures and short sales) and other housing alternatives, such as apartments and other residential rental property;

•	homebuyer interest in our current or new product designs and community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and

•	real estate taxes.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. In recent years, unfavorable changes in many of these factors negatively affected all of our served markets, and we expect the widespread nature of the present housing downturn to continue into 2011. Continued weakness in the economy, employment levels and consumer confidence would likely exacerbate the unfavorable trends the housing market has experienced since mid-2006.

Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other building materials or commodities, can have an adverse effect on our business. Inclement weather, natural disasters, such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions, and labor shortages or disruptions among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and/or increase our costs. Civil unrest in our country or others or acts of terrorism can also have a negative effect on our business.

The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home we sell is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Reflecting the difficult conditions in our served markets and the impact of the termination, expiration or scaling back of homebuyer tax credits and other government programs supportive of home sales, we have experienced volatility in our new contracts and in home purchase contract cancellations in recent years, and we may experience similar or increased volatility in 2011.

Interest rate increases or changes in federal lending programs or regulations could lower demand for our homes.

Nearly all of our customers finance the purchase of their homes. Before the housing downturn began, historically low interest rates and the increased availability of specialized residential consumer mortgage loan products, including products requiring no or low down payments, and interest-only and adjustable-rate residential consumer mortgage loans, made purchasing a home more affordable for a number of customers and more available to customers with lower credit scores. Increases in interest rates or decreases in the availability of residential consumer mortgage loan financing or of certain residential consumer mortgage loan products or programs may lead to fewer residential consumer mortgage loans being provided, higher down payment requirements or borrower costs, or a combination of the foregoing, and, as a result, reduce demand for our homes and increase our home purchase contract cancellation rates.

As a result of the volatility and uncertainty in the credit markets and in the residential consumer mortgage lending and mortgage finance industries since 2008, the federal government has taken on a significant role in supporting residential consumer mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase or insure residential consumer mortgage loans and residential consumer mortgage-backed securities, and its insurance of residential consumer mortgage loans through the FHA and the VA. FHA-backing of residential consumer mortgage loans has been particularly important to the residential consumer mortgage finance industry and to our business. In 2010, approximately 58% of our homebuyers (compared to approximately 62% in 2009) that chose to finance with our M/I Financial subsidiary purchased a home using an FHA- or VA-backed loan. The availability and affordability of residential consumer mortgage loans, including interest rates for such loans, could be adversely affected by a scaling back or termination of the federal government's mortgage-related programs or policies. For example, in October 2010, the FHA instituted higher mortgage insurance premiums to help address its low cash reserves and imposed new minimum credit scores and higher down payment requirements for borrowers with lower credit scores for the residential consumer mortgage loans it insures. In addition, due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the residential consumer mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels.

Because Fannie Mae-, Freddie Mac-, FHA- and VA-backed residential consumer mortgage loan financing is an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of such government-backed financing could reduce our home sales and adversely affect our results of operations, including the income we earn from M/I Financial, due to lower levels of residential consumer mortgage loan originations.

Tax law changes could make home ownership more expensive or less attractive.

Under current U.S. tax law and policy, significant expenses of owning a home, including residential consumer mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual's federal, and in some cases state, taxable income, subject to various limitations. If the federal government or a state government changes income tax laws, as some policy makers and a presidential commission have proposed, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a home could increase substantially. This could adversely impact demand for and/or sales prices of new homes.

Moreover, in early 2010, our home sales increased in part because of a federal homebuyer tax credit made available to certain qualifying homebuyers until April 30, 2010. The expiration of this homebuyer tax credit adversely affected our new contracts, home purchase contract cancellation rates, customer traffic levels and results of operations in subsequent periods of 2010, as weak consumer confidence and unfavorable economic and employment conditions caused many potential homebuyers to delay or forgo the purchase of a home. It is uncertain whether and to what degree the higher demand driven by the federal homebuyer tax credit might return, if at all.

Inflation can adversely affect us, particularly in a period of declining home sale prices.

Inflation can have a long-term impact on us because, if the costs of land, materials and labor increase, this would require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although an excess of supply over demand for new homes, such as the environment in which we are currently operating, requires that we reduce prices, rather than increase them, it does not necessarily result in reductions, or prevent increases, in the costs of materials, labor and land development costs. Under those circumstances, the effect of cost increases is to reduce the margins on the homes we sell. Reduced margins in such cases makes it more difficult for us to recover the full cost of previously purchased land.

Our limited geographic diversification could adversely affect us if the homebuilding industry in our markets declines.

We have operations in Ohio, Indiana, Illinois, Maryland, Virginia, North Carolina, Florida and have recently entered Texas. Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should continue to decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

Operational Risks

If we are unable to obtain suitable financing, our business may be negatively impacted.

The homebuilding industry is capital intensive because of the length of time from when land or lots are acquired to when the related homes are constructed on those lots and delivered to homebuyers. Our business and earnings depend on our ability to obtain financing to support our homebuilding operations and to provide the resources to carry inventory. We may be required to seek additional capital, whether from sales of equity or debt, or additional bank borrowings, to support our business. Our ability to secure the needed capital on terms that are acceptable to us may be impacted by factors beyond our control. In the event we are unable to obtain suitable financing, our future liquidity may be impacted, which could have a material adverse effect on our financial condition or results of operations and require us to use cash or other sources of capital to fund our business operations.

The credit agreement of our financial services segment will expire in April 2011.

M/I Financial is party to a $45 million secured credit agreement dated April 27, 2010 (the “MIF Credit Agreement”). M/I Financial uses the MIF Credit Agreement to finance its lending activities until the loans are delivered to third party buyers. The MIF Credit Agreement will expire on April 26, 2011. If we are unable to renew or replace the MIF Credit Agreement when it matures, it could seriously impede the activities of our financial services segment.

Reduced numbers of home sales may force us to absorb additional carrying costs.

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

Our ability to access capital on favorable terms is a key factor in growing our business and operations in a profitable manner. As of the date of this report, our credit rating by Moody's is B3 and our credit rating by Standard & Poor's is B-. Downgrades of our credit rating by either of these credit agencies may make it more difficult and costly for us to access external financing.

Errors in estimates and judgments that affect decisions about how we operate and on the reported amounts of assets, liabilities, revenues and expenses could have a material impact on us.

In the ordinary course of business, we must make estimates and judgments that affect decisions about how we operate and the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to: recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; estimates of sales levels and sales prices; capitalization of costs to inventory; provisions for litigation, insurance and warranty costs; cost of complying with government regulations; and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based upon the information then currently available. Actual results may differ from these estimates, assumptions and conditions.

If our ability to resell mortgages to investors is impaired, we may be required to broker loans.

We sell substantially all of the loans we originate within a short period of time in the secondary mortgage market on a servicing released, non-recourse basis, although we remain liable for certain limited representations and warranties related to loan sales. If there is a significant decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we would be required to make arrangements with banks or other financial institutions to fund our buyers' closings. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to modify our origination model, which, among other things, could significantly reduce our ability to sell homes.

We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings.

We compete not only for homebuyers but also for desirable properties, financing, raw materials and skilled labor, often within larger subdivisions designed, planned and developed by other homebuilders. Our competitors include other local, regional and national homebuilders, some of which have greater sales and financial resources than us. The competitive conditions in the homebuilding industry, together with current market conditions, have resulted in and could continue to result in:

•	Difficulty in acquiring suitable land at acceptable prices;

•	lower selling prices;

•	increased selling incentives;

•	lower sales;

•	lower profit margins;

•	impairments in the value of inventory; and

•	delays in construction.

If we are unable to successfully compete within the homebuilding industry, this could lead to increased costs and/or lower profit margins.

Our net operating loss carryforwards could be substantially limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated net operating loss (“NOL”) carryforwards for the year ending December 31, 2010, and it is possible that we will generate net NOL carryforwards in future years. Under the Internal Revenue Code of 1986, as amended (the “Code”), we may use these NOL carryforwards to offset future earnings and reduce our federal income tax liability. As a result, we believe these NOL carryforwards could be a substantial asset for us.

Section 382 of the Code contains rules that limit the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its NOL carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among shareholders owning, directly or indirectly, 5% or more of the company's common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock by the company.

In March 2009, we amended our code of regulations to impose certain restrictions on the transfer of our common shares to preserve the tax treatment of our NOLs and built-in losses (the “NOL Protective Amendment”). The transfer restrictions imposed by the NOL Protective Amendment generally restrict (unless otherwise approved by our board of directors) any direct or indirect transfer if the effect would be to: (i) increase the direct or indirect ownership of our shares by any person or group of persons from less than 5% to 5% or more of our common shares; or (ii) increase the percentage of our common shares owned directly or indirectly by a person or group of persons owning or deemed to own 5% or more of our common shares. Although the NOL Protective Amendment is intended to reduce the likelihood of an “ownership change” that could adversely affect us, we cannot provide assurance that the restrictions on transferability in the NOL Protective Amendment will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the NOL Protective Amendment will be enforceable against all of our shareholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.

If we undergo an “ownership change” for purposes of Section 382 of the Code as a result of future transactions involving our common shares, including transactions initiated by the Company, and including transactions involving a shareholder becoming an owner of 5% or more of our common shares and purchases and sales of our common shares by existing 5% shareholders, our ability to use our NOL carryforwards and recognize certain built-in losses could be limited by Section 382 of the Code. Depending on the resulting limitation, a significant portion of our NOL carryforwards could expire before we would be able to use them. Our inability to utilize our NOL carryforwards could have a material adverse affect on our financial condition and results of operations.

Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and seven other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. During the third quarter of 2010, the Company entered into agreements with three of those homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of those agreements, the Initial Action has been resolved, and those three homeowners are no longer parties to any of the MDL Omnibus Actions. The Company intends to vigorously defend against the remaining claims. Due to the inherent uncertainties of litigation, there can be no assurance that the ultimate resolution of the MDL Omnibus Actions will not have a material adverse effect on our results of operations, financial condition and cash flows.

The Company and certain of its subsidiaries have also been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business. While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows, such matters are subject to inherent uncertainties. We have recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters. However, it is possible that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on our results of operations, financial condition and cash flows for the periods in which the matters are resolved. Similarly, if additional claims are filed against us in the future, the negative outcome of one or more of such matters could have a material adverse effect on our results of operations, financial condition and cash flows.

The terms of our indebtedness may restrict our ability to operate and, if our financial performance further declines, we may be unable to maintain compliance with the covenants in the documents governing our indebtedness.

Our three-year $140 million secured revolving credit facility dated June 9, 2010 (the “Credit Facility”) and the indentures governing our outstanding 6.875% Senior Notes due 2012 (the “2012 Senior Notes”) and outstanding 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) impose restrictions on our operations and activities. These restrictions, and/or our failure to comply with the terms of our indebtedness, could have a material adverse effect on our results of operations, financial condition and ability to operate our business.

The Credit Facility requires compliance with certain financial covenants, including a minimum consolidated tangible net worth requirement and a maximum permitted leverage ratio. Currently, we believe the most restrictive covenant of the Credit Facility is to maintain a minimum consolidated tangible net worth. Failure to comply with this covenant or any of the other restrictions or covenants of the Credit Facility, whether because of a decline in our operating performance or otherwise, could result in a default under the Credit Facility. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, which in turn could cause a default under the documents governing our other indebtedness, if there is an amount outstanding and we are not able to repay such amount from other sources. If this happens and we are unable to obtain waivers from the required lenders, the lenders could exercise their rights under such documents, including forcing us into bankruptcy or liquidation. Also, while the aggregate commitment of the Credit Facility is $140 million, we can only borrow up to the amount we have secured by real estate and/or cash in accordance with the provisions of the Credit Facility. The secured borrowing base in the Credit Facility could preclude us from incurring additional borrowings, which could impair our ability to maintain sufficient working capital. In such a situation, there can be no assurance that we would be able to obtain alternative financing.

The indentures governing the 2012 Senior Notes and the 2018 Senior Notes contain covenants that limit, among other things, our ability to pay dividends on common and preferred shares, or to repurchase any shares. Our ability to make such payments is limited to the amount of our “restricted payments basket,” as defined in each of the indentures. As a result of a current deficit in our restricted payments basket with respect to the 2012 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, as well as from repurchasing any shares. We cannot resume making such payments until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative positive earnings in excess of the current deficit amount, or the 2012 Senior Notes are repaid in full, and (2) our Board of Directors authorizes such payments. The indentures governing the 2012 Senior Notes and the 2018 Senior Notes also contain covenants that restrict our ability to, among other things:

•incur additional indebtedness or liens;
•make investments;
•consolidate or merge with or into other companies; or
•liquidate or sell all or substantially all of our assets.

These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. Failure to comply with these covenants or any of the other restrictions or covenants contained in the indentures governing the 2012 Senior Notes or the 2018 Senior Notes could result in a default under such documents, in which case holders of the 2012 Senior Notes and/or the 2018 Senior Notes may be entitled to cause the sums evidenced by such notes to become due immediately. Under such circumstances, we may be unable to repay those amounts without selling substantial assets, which we may have to do at prices well below the long-term fair values and carrying values of the assets. Our ability to comply with the foregoing restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.

As of December 31, 2010, we had approximately $276.7 million of indebtedness outstanding and $23.5 million of available borrowings, in each case excluding issuances of letters of credit. In addition, under the terms of the Credit Facility and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business.

Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition. For example:

•
a significant portion of our cash flow may be required to pay principal and interest on our indebtedness, which could reduce the funds available for working capital, capital expenditures, acquisitions or other purposes;

•	borrowings under the Credit Facility and the MIF Credit Agreement bear, and borrowings under any new facility could bear, interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates;

•	the terms of our indebtedness could limit our ability to borrow additional funds or sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and

•
our debt level and the various covenants contained in the Credit Facility and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations or prospects.

In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

As is customary in the homebuilding industry, we are often required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise, and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be adversely impacted.

Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations.

Generally accepted accounting principles and the accompanying standards, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, estimates and assumptions, such as revenue recognition, inventory valuations and income taxes. Changes in interpretations could significantly affect our reported revenues, earnings and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations. The imposition of new accounting standards (e.g., International Financial Reporting Standards) could result in increased expenses as we may be required to modify our current practices and systems in order to comply with such standards.

We can be injured by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

Although we expect all of our employees, officers and directors to comply at all times with all applicable laws, rules and regulations, there are instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable regulations laws, rules or regulations, we actively move to stop the non-complying practices as soon as possible. Sometimes our employees have been aware of these practices but did not take steps to prevent them, and we have taken disciplinary action against such employees, including in some instances, terminating their employment. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws, rules or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with generally accepted accounting principles ("GAAP"), it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision and other tax reserves. As each audit is conducted, adjustments, if any, are appropriately recorded in our consolidated financial statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include: (i) the timing of home deliveries and land sales; (ii) delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability and governmental restrictions; (iii) our ability to acquire additional land or options for additional land on acceptable terms; (iv) conditions of the real estate market in areas where we operate and of the general economy; (v) the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing; and (vi) costs and availability of materials and labor.

Historically, a significant percentage of our home purchase contracts are entered into in the spring and summer months, and we deliver a corresponding significant percentage of our homes in the fall and winter months. Construction of our homes typically requires approximately four to six months and weather delays that often occur in late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of the year. During the present housing downturn, however, we have experienced lower sales in the spring and summer months and correspondingly fewer homes delivered in the fall and winter months as compared to the period from 2000 through 2005. Moreover, our normal selling patterns were disrupted to a significant extent in 2010 by the federal homebuyer tax credit that was made available to qualifying homebuyers until April 30, 2010. The increased demand driven by the federal tax homebuyer credit in early 2010 resulted in our delivering more homes in the third quarter of 2010 and experiencing lower new contracts and higher cancellations in our third and fourth quarters, in each case compared to a more typical seasonal pattern. With the current difficult market conditions expected to continue into 2011, and the expiration of the federal homebuyer tax credit, we can make no assurances that our historical seasonal patterns will return in the near future if at all.

Homebuilding is subject to warranty and liability claims in the ordinary course of business which may lead to additional reserves or expenses.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, workers' compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. We reserve for the costs to cover our self-insured retentions and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors' arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly. As a result, an increasing number of our subcontractors are unable to obtain insurance, and we have in some cases waived our customary insurance requirements. We have responded to the increases in insurance costs and coverage limitations by increasing our self-insured retentions. There can be no assurance that coverage will not be further restricted and may become even more costly or may not be available at rates that are acceptable to us.

There has been significant publicity about homes constructed with defective imported drywall. Since the discovery of defective imported drywall, we implemented procedures in every division to investigate homes for signs of the presence of defective imported drywall. As of December 31, 2010, we have identified approximately 90 homes that have been confirmed as having defective imported drywall installed by our subcontractors. All of these homes are located in Florida. We accrued $12.8 million for the repair of these homes, of which $1.3 million remained at December 31, 2010. If we identify additional homes with defective imported drywall, we may increase the accrual for costs of repair attributable to defective imported drywall. During the third quarter of 2010, we received a $2.4 million settlement for claims attributed to the defective imported drywall. We have made demand for additional reimbursement from manufacturers, suppliers, insurers and others for costs we have incurred and may in the future incur in connection with the defective imported drywall; however, no additional recovery has been reflected in our financial statements. See the risk factor captioned “Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.”

Natural disasters and severe weather conditions could delay deliveries, increase costs, and decrease demand for homes in affected areas.

Several of our markets, specifically our operations in Florida, North Carolina, Washington, D.C. and Texas, are situated in geographical areas that are regularly impacted by severe storms, including hurricanes, flooding and tornadoes. In addition, our operations in the Midwest can be impacted by severe storms, including tornados. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations.

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

The homebuilding industry is subject to numerous and increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design and construction, and similar matters. This includes local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular location. Such regulation also affects construction activities, including construction materials that must be used in certain aspects of building design, as well as sales activities and other dealings with homebuyers. We must also obtain licenses, permits and approvals from various governmental agencies for our development activities, the granting of which are beyond our control. Furthermore, increasingly stringent requirements may be imposed on homebuilders and developers in the future. Although we cannot predict the impact on us to comply with any such requirements, such requirements could result in time-consuming and expensive compliance programs. In addition, we have been, and in the future may be, subject to periodic delays or may be precluded from developing certain projects due to building moratoriums. These moratoriums generally relate to insufficient water supplies or sewage facilities, delays in utility hookups, or inadequate road capacity within the specific market area or subdivision. These moratoriums can occur prior or subsequent to commencement of our operations, without notice or recourse.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning consumer protection matters and the protection of health and the environment. These statutes, ordinances, rules and regulations, and any failure to comply therewith, could give rise to additional liabilities or expenditures and have an adverse effect on our results of operations, financial condition or business. The particular consumer protection matters regulate the marketing, sales, construction, closing and financing of our homes. The particular environmental laws that apply to any given project vary greatly according to the project site and the present and former uses of the property. These environmental laws may result in delays, cause us to incur substantial compliance costs (including substantial expenditures for pollution and water quality control), and prohibit or severely restrict development in certain environmentally sensitive regions. Although there can be no assurance that we will be successful in all cases, we have a general practice of requiring resolution of environmental issues prior to purchasing land in an effort to avoid major environmental issues in our developments.

In addition to the laws and regulations that relate to our homebuilding operations, M/I Financial is subject to a variety of laws and regulations concerning the underwriting, servicing and sale of mortgage loans.

We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train, and retain other skilled personnel in the future, this could materially and adversely impact our operations and result in additional expenses for identifying and training new personnel.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own and operate an approximately 85,000 square foot office building for our home office in Columbus, Ohio and lease all of our other offices.

Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business.  See “ITEM 1. BUSINESS – Land Acquisition and Development” and "ITEM 1. BUSINESS - Backlog."

Item 3.	LEGAL PROCEEDINGS

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and seven other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. During the third quarter of 2010, the Company entered into agreements with three of those homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of those agreements, the Initial Action has been resolved, and those three homeowners are no longer parties to any of the MDL Omnibus Actions. The Company intends to vigorously defend against the remaining claims. Please refer to Note 10 to the Company's Consolidated Financial Statements for further information on this matter.
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

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 22, 2011, there were approximately 420 record holders of the Company’s common shares.  At that date, there were 22,101,723 common shares issued and 18,642,465 common shares outstanding.  The table below presents the high and low sales prices of the Company’s common shares during each of the quarters presented:

	2010	HIGH	LOW
First quarter		$15.54	$9.74
Second quarter		17.98	9.60
Third quarter		11.49	8.86
Fourth quarter		16.30	10.05
	2009
First quarter		$12.10	$4.92
Second quarter		18.42	6.80
Third quarter		17.67	7.87
Fourth quarter		15.66	9.43

The indentures governing our 2012 Senior Notes and our 2018 Senior Notes contain restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares or repurchase any shares.  If our “restricted payments basket,” as defined in each of the indentures governing our 2012 Senior Notes and 2018 Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  During the second quarter of 2008, the Company ceased paying dividends due to a deficit in the restricted payments basket under the indenture governing our 2012 Senior Notes.  At December 31, 2010, our restricted payments basket was ($182.6) million under the indenture governing our 2012 Senior Notes, and $28.9 million under the indenture governing our 2018 Senior Notes.  As a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares.  We will continue to be restricted until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative positive earnings in excess of the current deficit amount, or the 2012 Senior Notes are repaid in full and (2) our Board of Directors authorizes us to resume dividend payments.

There were no cash dividends declared or paid to common shareholders in 2010 or 2009.

Performance Graph

The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2010, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
150
125
100
75
50
25
0
Index Value
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10

	Period Ending
Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
M/I Homes, Inc.	100.00	94.26	26.07	26.25	25.88	38.31
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Homebuilding Index	100.00	80.00	32.89	20.09	23.77	25.22

Share Repurchases

On November 8, 2005, the Company obtained authorization from the Board of Directors to repurchase up to $25 million of its outstanding common shares through open market and/or privately negotiated transactions as market conditions warrant.  During the quarter ended December 31, 2010, the Company did not repurchase any shares.  This share repurchase program expired on November 8, 2010. As discussed above, because our “restricted payments basket” under the indenture governing our 2012 Senior Notes is less than zero, we are currently restricted from repurchasing any shares.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
October 1 to October 31, 2010	—	—	—	6,715,000
November 1 to November 30,10	—	—	—	6,715,000
December 1 to December 31, 2010	—	—	—	6,715,000
Total	—	—	—	6,715,000

(a)
Through December 31, 2010, the Company had purchased a total of 473,300 common shares, at an average price of $38.63 per share, pursuant to the Board-approved $25 million repurchase program that was publicly announced on November 10, 2005 and expired on November 8, 2010. At the time of its expiration, the Company had approximately $6.7 million remaining available for repurchase under the $25 million repurchase program.

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

(In thousands, except per share amounts)	2010	2009	2008	2007	2006
Income Statement (Year Ended December 31):
Revenue	$616,377	$569,949	$607,659	$1,016,460	$1,274,145
Gross margin (b) (c)	$92,431	$19,539	$(77,805)	$35,487	$247,719
Net (loss) income from continuing operations (b) (c) (d)	$(26,269)	$(62,109)	(245,415)	$(92,480)	$29,297
Discontinued operation, net of tax (a)	$—	$—	$(33)	$(35,646)	$9,578
Net (loss) income (b) (c) (d)	$(26,269)	$(62,109)	$(245,448)	$(128,126)	$38,875
Preferred dividends	$—	$—	$4,875	$7,313	$—
Net (loss) income to common shareholders (b) (c) (d)	$(26,269)	$(62,109)	$(250,323)	$(135,439)	$38,875
(Loss) earnings per share to common shareholders:
Basic: (b) (c) (d)
Continuing operations	$(1.42)	$(3.71)	$(17.86)	$(7.14)	$2.10
Discontinued operation	$—	$—	$—	$(2.55)	$0.68
Total	$(1.42)	$(3.71)	$(17.86)	$(9.69)	$2.78
Diluted: (b) (c) (d)
Continuing operations	$(1.42)	$(3.71)	$(17.86)	$(7.14)	$2.07
Discontinued operation	$—	$—	$—	$(2.55)	$0.67
Total	$(1.42)	$(3.71)	$(17.86)	$(9.69)	$2.74
Weighted average shares outstanding:
Basic	18,523	16,730	14,016	13,977	13,970
Diluted	18,523	16,730	14,016	13,977	14,168
Dividends per common share	$—	$—	$0.05	$0.10	$0.10
Balance Sheet (December 31):
Inventory	$450,936	$420,289	$516,029	$797,329	$1,092,739
Total assets (d)	$661,894	$663,828	$693,288	$1,117,645	$1,477,079
Notes payable banks – homebuilding operations	$—	$—	$—	$115,000	$410,000
Note payable bank – financial services operations	$32,197	$24,142	$35,078	$40,400	$29,900
Notes payable banks - other	$5,853	$6,160	$16,300	$6,703	$6,944
Senior Notes – net of discount	$238,610	$199,424	$199,168	$198,912	$198,656
Shareholders’ equity (b) (c) (d)	$303,491	$326,763	$333,061	$581,345	$617,052

(a)
In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this market for all years presented have been reclassified as discontinued operation.

(b)
2010, 2009, 2008, 2007 and 2006 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, reducing gross margin by $12.5 million, $55.4 million, $153.3 million, $148.4 million and $67.2, respectively.  Those charges, along with the write-off of land deposits, intangibles and pre-acquisition costs, increased net loss from continuing operations by $8.2 million, $35.4 million, $98.3 million, $96.9 million and $46.7 million and loss per diluted share by $0.44, $1.31, $7.00, $6.71 and $3.29 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(c)
2010 and 2009 includes the impact of charges and settlements related to the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home, which decreased net loss from continuing operations by $1.1 million, or $0.06 per share, in 2010, and increased net loss from continuing operations by $7.5 million, or $0.46 per share, in 2009.

(d)
2010, 2009 and 2008 net loss also reflects an $10.8 million, $8.2 million and $108.9 million, respectively, valuation allowance for deferred tax assets, or $0.58, $0.73 and $7.75 per share, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 78,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes trade name. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Houston, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

Any forward-looking statement speaks only as of the date made.  Except as required by applicable law , we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include: land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest; real estate taxes; indirect costs; and estimated warranty costs. All other costs are expensed as incurred. Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company's Consolidated Statements of Operations. Sales incentives in the form of options or upgrades are recorded in homebuilding costs.

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

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. From this review, we identify communities whose carrying values may exceed their undiscounted cash flows. For those communities whose carrying values exceed the estimated undiscounted future cash flows and deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

At the end of each quarter, the Company evaluated all active communities for impairment indicators. At December 31, 2010, a recoverability analysis was performed for 14 active communities, and an impairment charge was recorded in four of those communities.

For all of the categories listed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain. Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques. Market factors that may impact these assumptions include:

•	Historical project results such as average sales price and sales pace, if closings have occurred in the project;

•	competitors' market and/or community presence and their competitive actions;

•	project specific attributes such as location desirability and uniqueness of product offering;

•	potential for alternative product offerings to respond to local market conditions; and

•	current economic and demographic conditions and related trends and forecasts.

These, and other market factors that may impact project assumptions, are considered by personnel in our homebuilding divisions as they prepare or update the forecasts for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ between communities, even within a given sub-market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Changes in our key assumptions, including estimated average selling price, construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.

As of December 31, 2010, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs. These assumed gradual increases generally begin in 2012. If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2010, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

Operating communities. If an indicator for impairment exists for existing operating communities, the recoverability of assets is evaluated by comparing the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management's assumptions relating to the specific community. The significant assumptions used to evaluate the recoverability of assets include: the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions. Management reviews these assumptions on a quarterly basis. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Some of the most critical assumptions in the Company's cash flow models are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters.

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales price realized in its most recent quarters and the sales price in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models.

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates.

Future communities. If an indicator of impairment exists for raw land, land under development, or lots that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is evaluated by comparing the carrying amount of the assets to estimated future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

For raw land, land under development, or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed below, the estimated fair value of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets or the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land, land under development, or lots will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach.

Land held for sale. Land held for sale includes land that meets all of the following six criteria: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records land held for sale at the lower of its carrying value or estimated fair value less costs to sell. In performing the impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts. If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

Our quarterly assessments reflect management's best estimates. Due to the inherent uncertainties in management's estimates and uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K, we are unable to determine at this time if and to what extent continuing future impairments will occur.

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

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of December 31, 2010, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Guarantees and Indemnities.  Guarantee and indemnity liabilities are established by charging the applicable line item in our Unaudited Condensed Consolidated Statements of Operations or our Unaudited Condensed Consolidated Balance Sheets, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including guarantees of the completion of land development. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Warranty. Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company's warranty programs.  Accruals are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty; and

•	30-year transferable structural warranty – effective for homes closed after April 24, 1998.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2010, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000 up to $2,000,000 per employee's lifetime. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, with maximum incurred losses not to exceed $350,000, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company has recorded expenses totaling $2.0 million, $15.5 million and $0.9 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2010, 2009 and 2008.  For the year ended December 31, 2010, this included $0.6 million of charges related to defective imported drywall, as well as the $2.4 million settlement received in the third quarter of 2010 related to defective imported drywall. For the year ended December 31, 2009, this included $12.2 million of charges related to defective imported drywall. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 10 for more information regarding these expenses.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of December 31, 2010, the Company had a total valuation allowance of $127.9 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  In 2011, we do not expect to record any additional tax benefits as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of December 31, 2010 and 2009, the Company had $1.0 million and $30.1 million, respectively of income tax receivable.

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our ten individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding (formerly Florida homebuilding), Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas (1)	Raleigh, North Carolina
Chicago, Illinois

(1) We announced our entry into the Houston market in March 2010, and we commenced home construction in Houston during the fourth quarter of 2010.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Highlights and Trends for the Year Ended December 31, 2010

Overview

During the year ended December 31, 2010, we and the homebuilding industry continued to face challenging operating conditions amid the ongoing housing downturn that began in mid-2006. These conditions, in which there is a persistent oversupply of homes available for sale and soft demand for new homes, were prolonged throughout 2010 by rising sales of lender-owned homes acquired through foreclosures, generally weak economic conditions, high unemployment, tighter mortgage lending standards and reduced credit availability, muted consumer confidence and intense competition for home sales. While the federal homebuyer tax credit favorably impacted new contract results in the first four months of the year, its expiration on April 30, 2010 caused significant unfavorable new contract results for the remainder of the year, as we believe higher levels of new contracts were pulled forward into the first four months of 2010 at the expense of new contracts signed in subsequent months. These negative factors undermined progress toward broad-based market stabilization and stalled any meaningful recovery in the overall U.S. housing market, despite improved affordability stemming from lower home selling prices and relatively low residential consumer mortgage interest rates along with small improvement in unemployment levels and consumer and retail spending in the latter months of 2010.

Despite these difficult operating conditions and a 7% decline in our new contracts in 2010 compared to 2009, we were able to deliver slightly more homes in 2010 than in 2009, resulting in an 8% increase in revenue when compared to 2009. Moreover, we narrowed our pre-tax loss in 2010 by 71% compared to the prior year due primarily to a 140 basis point improvement in our adjusted gross margin percentage, lower fixed overhead costs and lower asset impairment charges. In addition, our adjusted pre-tax loss from continuing operations declined from $19.3 million in 2009 to $7.7 million in 2010, despite the same relative number of homes delivered in each year. Please see the table below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from continuing operations to their most directly comparable GAAP financial measures, gross margin and loss from continuing operations before income taxes, respectively.

Our improved results during 2010 were largely due to actions that we have undertaken during the housing market downturn to achieve our stated business objectives which, in general, focus on restoring our homebuilding operations to profitability; generating cash and maintaining a strong balance sheet; and positioning our business to capitalize on opportunities upon the eventual stabilization of the housing market. These actions included:

•
Improving and refining our product offerings, including the eco series, to compete with resale homes, meet the affordability demands and energy concerns of our core customers, and reduce our overall cost to build;

•	aligning our overhead to current market conditions while taking steps to develop a meaningful presence in each of our ten homebuilding markets;

•	a consistent focus on controlling material, subcontractor and overhead costs;

•	improving our operating processes, particularly our customer facing ones and our build cycle times;

•	maintaining a strong and liquid balance sheet to allow us to make opportunistic investments in our business; and

•	acquiring attractively-priced new land interests meeting our investment standards.

In particular, in addition to our cost control efforts, we believe our investment in new communities has helped us, and will continue to help us in our effort to restore profitability. During 2010, we opened 41 new communities and closed 32 older communities. On average, in 2010, our new communities (defined by us as those having opened after January 1, 2009) contributed 400 more basis points to gross margin than our legacy communities. During 2010 and 2009, we purchased $110.7 million and $44.3 million, respectively, of land at returns that we believe will generate higher returns.

Looking ahead, we believe these actions have helped position us operationally and financially to be able to generate higher future revenues and sustained profitability as and to the extent housing markets improve over time. Given the present operating environment and our outlook, however, we cannot assure you that the positive trends in our gross margin and earnings results that we achieved during 2010 will continue in 2011 to the same degree as in 2010 or at all. We will approach 2011 much the same as 2010 by operating with a focus on returning our company to profitability and adapting to market conditions as they arise.

Key Financial Operating Results

•
For the year ended December 31, 2010, total revenue increased $46.3 million (8%) to $616.4 million as compared to $569.9 million for the year ended December 31, 2009.  This increase was primarily attributable to an increase in the average sales price of homes delivered from $231,000 in 2009 to $247,000 in 2010, as well as an increase in homes delivered from 2,409 in 2009 to 2,434 in 2010.

•
Loss from continuing operations before income taxes for the year ended December 31, 2010 decreased by $65.6 million (71%), from $93.0 million in 2009 to $27.4 million in 2010.  The $65.6 million decrease was primarily comprised of lower impairment charges, higher gross margins and lower general and administrative expenses, which were offset in part by an $8.4 million loss on the early extinguishment of a portion of our 2012 Senior Notes, and higher volume related selling costs. During 2010, the Company incurred charges totaling $12.6 million related to the impairment of inventory and investment in Unconsolidated LLCs, and $0.6 million of abandoned land transaction costs, compared to $57.1 million of like charges during 2009. Adjusted operating gross margin for 2010 was 16.7% compared to 2009's 15.3%. This increase was primarily due to the higher gross margin contribution from our new communities and continued efforts to reduce construction costs and deliver more homes that have been value-engineered. General and administrative expenses decreased $5.2 million (9%) in 2010 compared to 2009 primarily due to: (1) a decrease of $2.7 million in land related expenses, including abandoned land transaction costs; (2) a $2.2 million reduction in miscellaneous other expenses; and (3) a decrease of $0.8 million in professional fees. Partially offsetting these decreases was an increase of $0.5 million in architectural expenses for designs in our new value-focused communities. Selling expenses increased by $4.1 million (9%) in 2010 when compared to 2009, primarily due to a $2.6 million increase in variable selling expenses related to increased volume, a $0.8 million increase in payroll expenses, and a $0.7 million increase in costs associated with the opening of new communities. The Company had an adjusted pre-tax loss from continuing operations of $7.7 million 2010, which was $11.6 million better than 2009's adjusted pre-tax loss from continuing operations of $19.3 million. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from continuing operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from continuing operations before income taxes.

•
New contracts for 2010 were 2,316, down 7% compared to 2,493 in 2009.  For the year ended December 31, 2010, our cancellation rate was 20% compared to 19% in 2009.  By region, our cancellation rates in 2010 versus 2009 were as follows: Midwest – 24% in 2010 and 22% in 2009; Southern – 13% in 2010 and 16% in 2009; and Mid-Atlantic – 15% in 2010 and 16% in 2009. Our homes in backlog decreased 18%, from 650 units at December 31, 2009 to 532 units at December 31, 2010 as a result of the decline in our new contracts in the second half of 2010.

•
Our mortgage company’s capture rate decreased from 87% for the year ended December 31, 2009 to 84% for the year ended December 31, 2010.  Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
As a result of our net loss during 2010, we generated deferred tax assets of $10.8 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated. Due to tax legislation passed in November 2009, we received a $25.9 million federal tax refund in the first quarter of 2010 relating to net operating losses that we carried back from 2008 to 2003. We also received a $3.1 million tax refund in the fourth quarter of 2010 related to the ten year carryback of certain 2009 expenses to 1999.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax loss from continuing operations (each of which constitutes a non-GAAP financial measure) for the years ended December 31, 2010, 2009 and 2008 to the GAAP financial measures of gross margin and loss from continuing operations before income taxes, respectively:

	Year Ended December 31,
	2010	2009	2008
Gross margin	$92,431	$19,539	$(77,805)
Add:
Impairments	12,538	55,421	153,300
Imported drywall charges	(1,810)	12,150	—
Adjusted operating gross margin	$103,159	$87,110	$75,495
Loss from continuing operations before income taxes	$(27,404)	$(92,989)	$(215,124)
Add:
Impairments and abandonments	13,158	57,077	158,612
Imported drywall charges	(1,810)	12,150	—
Other expense (income) (a)	8,378	941	(5,555)
Restructuring/other (b)	—	3,561	7,859
Adjusted pre-tax loss from continuing operations	$(7,678)	$(19,260)	$(54,208)

(a)
Other (loss) income is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010, the sale of the Company's airplane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

(b)	Restructuring/other is comprised of severance expense and bad debt expense.

Adjusted operating gross margin and adjusted pre-tax loss from operations are non-GAAP financial measures. Management finds these measures to be useful in evaluating the Company's performance because they disclose the financial results generated from homes the Company actually delivered during the period, as the asset impairments and certain other write-offs relate, in part, to inventory that was not delivered during the period. They also assist the Company's management in making strategic decisions regarding the Company's future operations. The Company believes investors will also find these to be important and useful because they disclose profitability measures that can be compared to a prior period without regard to the variability of asset impairments and certain write-offs. In addition, to the extent that the Company's competitors provide similar information, disclosure of these measures helps readers of the Company's financial statements compare the Company's profits to the profits of its competitors with regard to the homes they deliver in the same period. Because these measures are not calculated in accordance with GAAP, they may not be completely comparable to similarly titled measures of the Company's competitors due to potential differences in methods of calculation and charges being excluded. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

The following table shows, by segment, revenue, operating (loss) income, depreciation and amortization expense and interest expense for the years ended December 31, 2010, 2009 and 2008, as well as the Company’s loss from continuing operations before income taxes for such periods.  The following table also shows, by segment, assets and investment in Unconsolidated LLCs at December 31, 2010, 2009 and 2008:

	Years Ended
	2010	2009	2008
Revenue:
Midwest homebuilding	$295,096	$258,910	$232,715
Southern homebuilding	89,896	95,615	151,643
Mid-Atlantic homebuilding	217,148	201,366	202,038
Other homebuilding – unallocated (a)	—	—	7,131
Financial services	14,237	14,058	14,132
Total revenue	$616,377	$569,949	$607,659
Operating (loss) income:
Midwest homebuilding (b)	$3,294	$(17,590)	$(73,073)
Southern homebuilding (b)	(3,593)	(41,092)	(71,864)
Mid-Atlantic homebuilding (b)	7,004	(7,500)	(41,491)
Other homebuilding – unallocated (a)	—	—	503
Financial services	6,508	6,533	6,010
Less: Corporate selling, general and administrative expenses (c)	(22,824)	(23,932)	(29,567)
Total operating loss	$(9,611)	$(83,581)	$(209,482)
Interest expense:
Midwest homebuilding	$3,689	$4,043	$5,197
Southern homebuilding	1,520	1,690	2,335
Mid-Atlantic homebuilding	3,262	2,235	3,209
Financial services	944	499	456
Total interest expense	$9,415	$8,467	$11,197
Other (loss) income (d)	(8,378)	(941)	5,555
Loss from continuing operations before income taxes	$(27,404)	$(92,989)	$(215,124)

Assets:
Midwest homebuilding	$224,302	$224,059	$242,066
Southern homebuilding	76,116	80,797	121,587
Mid-Atlantic homebuilding	172,297	141,998	185,268
Financial services	54,694	52,092	60,992
Corporate	134,485	164,882	83,375
Total assets	$661,894	$663,828	$693,288
Investment in Unconsolidated LLCs:
Midwest homebuilding	$5,929	$6,051	$6,359
Southern homebuilding	4,660	4,248	6,771
Total investment in Unconsolidated LLCs	$10,589	$10,299	$13,130
Depreciation and amortization:
Midwest homebuilding	$1,036	$659	$336
Southern homebuilding	498	728	1,288
Mid-Atlantic homebuilding	763	959	1,028
Financial services	390	395	471
Corporate	2,507	5,130	4,631
Total depreciation and amortization	$5,194	$7,871	$7,754

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

(b)
The years ended December 31, 2010, 2009 and 2008 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $13.2 million, $57.1 million and $158.6 million, respectively.  For 2010, 2009 and 2008, these charges reduced operating income by $3.9 million, $20.4 million and $56.3 million in the Midwest region, $4.5 million, $24.1 million and $66.9 million in the Southern region, and $4.8 million, $12.6 million and $35.4 million in the Mid-Atlantic region, respectively.

(c)
The years ended December 31, 2009 and 2008 include the impact of severance charges of $1.0 million and $3.3 million, respectively.  The year ended December 31, 2008 also includes charges of $3.3 million for corporate asset impairments.

(d)
Other (loss) income is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010, the sale of the Company's airplane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

The following table shows total assets by segment as of December 31, 2010 and 2009:

	At December 31, 2010
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Land purchase deposits	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in Unconsolidated LLCs	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

	At December 31, 2009
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Land purchase deposits	$1,001	$50	$285	$—	$1,336
Inventory (a)	213,592	70,117	135,244	—	418,953
Investments in Unconsolidated LLCs	6,051	4,248	—	—	10,299
Other assets	3,415	6,382	6,469	216,974	233,240
Total assets	$224,059	$80,797	$141,998	$216,974	$663,828

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Seasonality and Variability in Quarterly Results

Typically, our homebuilding operations experience significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes delivered increase substantially in the second half of the year compared to the first half of the year. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Our financial services operations also experience seasonality because loan originations correspond with the delivery of homes in our homebuilding operations. However, in 2010, we believe the impact of the original June 30, 2010 expiration date of the federal homebuyer tax credit pulled closings and demand forward into the first half of the year, resulting in an offset to the normal seasonality.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2010	2010	2010	2010
Revenue	$164,975	$135,609	$196,404	$119,389
Unit data:
New contracts	460	489	602	765
Homes delivered	650	515	790	479
Backlog at end of period	532	722	748	936

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2009	2009	2009	2009
Revenue	$204,916	$152,738	$116,146	$96,149
Unit data:
New contracts	448	619	759	667
Homes delivered	858	665	492	394
Backlog at end of period	650	1,060	1,106	839

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Reportable Segments

The following table presents, by reportable segment, selected results of operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Midwest Region
Homes delivered	1,296	1,282	937
Average sales price per home delivered	$228	$202	$244
Revenue homes	$295,096	$258,818	$228,728
Revenue third party land sales	$—	$92	$3,987
Operating income (loss) homes (a)	$3,294	$(15,666)	$(64,338)
Operating loss land (a)	$—	$(1,924)	$(8,735)
New contracts, net	1,215	1,334	911
Backlog at end of period	336	417	365
Average sales price of homes in backlog	$247	$241	$230
Aggregate sales value of homes in backlog	$83,061	$100,623	$83,807
Number of new communities	19	14	4
Number of active communities	61	59	73
Southern Region
Homes delivered	429	428	474
Average sales price per home delivered	$209	$222	$263
Revenue homes	$89,053	$94,958	$124,314
Revenue third party land sales	$843	$657	$27,329
Operating loss homes (a)	$(3,014)	$(39,401)	$(47,990)
Operating loss land (a)	$(579)	$(1,691)	$(23,874)
New contracts, net	461	406	430
Backlog at end of period	87	55	77
Average sales price of homes in backlog	$218	$220	$265
Aggregate sales value of homes in backlog	$19,006	$12,088	$20,430
Number of new communities	5	2	—
Number of active communities	19	21	25
Mid-Atlantic Region
Homes delivered	709	699	614
Average sales price per home delivered	$306	$288	$327
Revenue homes	$216,583	$201,366	$200,455
Revenue third party land sales	$565	$—	$1,583
Operating income (loss) homes (a)	$7,068	$(5,858)	$(41,471)
Operating loss land (a)	$(64)	$(1,642)	$(20)
New contracts, net	640	753	538
Backlog at end of period	109	178	124
Average sales price of homes in backlog	$304	$359	$285
Aggregate sales value of homes in backlog	$33,179	$63,988	$35,287
Number of new communities	17	4	5
Number of active communities	30	21	30
Total Homebuilding Regions
Homes delivered	2,434	2,409	2,025
Average sales price per home delivered	$247	$231	$274
Revenue homes	$600,732	$555,142	$553,497
Revenue third party land sales	$1,408	$749	$32,899
Operating income (loss) homes (a)	$7,348	$(60,925)	$(153,799)
Operating loss land (a)	$(643)	$(5,257)	$(32,629)
New contracts, net	2,316	2,493	1,879
Backlog at end of period	532	650	566
Average sales price of homes in backlog	$254	$272	$247
Aggregate sales value of homes in backlog	$135,246	$176,698	$139,524
Number of new communities	41	20	9
Number of active communities	110	101	128

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Financial Services
Number of loans originated	1,928	2,031	1,623
Value of loans originated	$416,498	$420,761	$382,992
Revenue	$14,237	$14,058	$14,132
General and administrative expenses	$7,729	$7,525	$8,122
Interest expense	$944	$499	$456
Income before income taxes	$5,564	$6,034	$5,554

(a)	Amount includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for 2010, 2009 and 2008 as follows:

	December 31,
(Dollars in thousands)	2010	2009	2008
Midwest:
Homes	$3,863	$18,339	$47,604
Land	—	2,016	8,729
	3,863	20,355	56,333
Southern:
Homes	3,947	22,242	42,642
Land	587	1,883	24,264
	4,534	24,125	66,906
Mid-Atlantic:
Homes	4,673	10,955	35,063
Land	88	1,642	310
	4,761	12,597	35,373
Total
Homes	12,483	51,536	125,309
Land	675	5,541	33,303
	$13,158	$57,077	$158,612
We continue to deal with very weak and volatile market conditions that require us to constantly monitor the value of our inventory and investments in Unconsolidated LLCs in those markets in which we operate, in accordance with generally accepted accounting principles.  During 2010, we recorded $13.2 million of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and write-off of abandoned land transaction costs, compared to $57.1 million of likecharges during 2009.  We generally believe that we will see a gradual improvement in market conditions over the long term.  In 2011, we will continue to update our evaluation of the value of our inventory and investments in Unconsolidated LLCs for impairment, and could be required to record additional impairment charges, which would negatively impact earnings should market conditions deteriorate further or results differ from management’s original assumptions or expectations.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Midwest:	24.2%	22.2%	29.8%
Southern:	13.3%	15.8%	20.7%
Mid-Atlantic:	15.0%	15.5%	25.4%
Total	19.8%	19.3%	26.6%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Midwest Region.  For the year ended December 31, 2010, Midwest homebuilding revenue increased $36.2 million (14%), from $258.9 million in 2009 to $295.1 million in 2010.  The increase was primarily due to a 13% increase in the average sales price of homes delivered, from $202,000 in 2009 to $228,000 in 2010, along with an increase in homes delivered from 1,282 in 2009 to 1,296 in 2010. Operating income was $3.3 million for the year ended December 31, 2010, a $20.9 million (119%) increase from an operating loss of $17.6 million in 2009, primarily due to the increase in revenue described above as well as lower homebuilding costs as a percentage of revenue. Excluding impairment charges of $3.7 million and $19.8 million in 2010 and 2009, respectively, our adjusted operating gross margins were 13.0% and 12.5% for those same periods in our Midwest region.  The 0.5% increase was the result of our Company-wide initiative to reduce hard costs, along with value engineering in our Midwest markets. In 2010 we opened 19 new communities in our Midwest region compared to 14 new communities in 2009. Overall, we are experiencing higher gross margins in our new communities. Excluding deposit write-offs and pre-acquisition costs of $0.2 million in 2010 and $0.6 million in 2009, selling, general and administrative expenses increased $1.7 million, from $29.6 million in 2009 to $31.3 million in 2010 due to an increase in payroll related expenses, professional fees and variable selling expenses related to our increased volume.  For the year ended December 31, 2010, our Midwest region new contracts decreased 9% compared to the year ended December 31, 2009.  Year-end backlog decreased 19% in units, from 417 at December 31, 2009 to 336 at December 31, 2010, and 17% in total sales value, from $100.6 million at December 31, 2009 to $83.1 million at December 31, 2010, with an average sales price in backlog of $247,000 at December 31, 2010 compared to $241,000 at December 31, 2009. Our 2010 monthly absorption rate in the Midwest was 1.6 per community, compared to 1.7 per community in 2009.

Southern Region. For the year ended December 31, 2010, Southern homebuilding revenue decreased by $5.7 million, from $95.6 million in 2009 to $89.9 million in 2010.  The 6% decrease in revenue was primarily due to the 6% decrease in the average sales price of homes delivered, from $222,000 in 2009 to $209,000 in 2010. Homes delivered increased from 428 in 2009 to 429 in 2010.  Operating loss decreased by $37.5 million, from $41.1 million in 2009 to $3.6 million in 2010, primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $4.4 million and $24.1 million in 2010 and 2009, respectively, the $1.8 million settlement the Company received in the third quarter of 2010 related to defective imported drywall (net of $0.6 million of charges related to defective drywall), and charges of $12.2 million related to defective imported drywall in 2009, our adjusted operating gross margins were 15.6% and 12.8% for those same periods in our Southern region.  In 2010, we opened five new communities in our Southern region compared to two new communities in 2009. Selling, general and administrative costs decreased $2.0 million, from $17.1 million in 2009 to $15.1 million in 2010, due to a decrease in land related expenses, model home expenses, and expenses related to our sales offices.  Our Southern region new contracts increased from 406 in 2009 to 461 in 2010.  We saw an increase in backlog units in our Southern region in 2010, from 55 at December 31, 2009 to 87 at December 31, 2010, along with an increase in the total sales value of homes in backlog, from $12.1 million at December 31, 2009 to $19.0 million at December 31, 2010. The average sales price of homes in backlog decreased from $220,000 at December 31, 2009 to $218,000 at December 31, 2010. During 2009, we recorded bad debt expense of $1.2 million on a note receivable related to a piece of land we sold in our Southern region in 2006. Our monthly absorption rates in 2010 and 2009 in our Southern region were 1.8 and 1.6 per community, respectively.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased $15.7 million, from $201.4 million for the year ended December 31, 2009 to $217.1 million for the year ended December 31, 2010.  This increase was primarily due to the increase in the average sales price of homes delivered, from $288,000 in 2009 to $306,000 in 2010, along with the increase in homes delivered from 699 in 2009 to 709 in 2010.  Operating income for 2010 was $7.0 million, a $14.5 million improvement compared to 2009's operating loss of $7.5 million. The $14.5 million improvement was primarily due to the increase in revenue and the average sales price of homes delivered discussed above, reduced impairment charges and higher gross margins.  Excluding impairment charges of $4.5 million and $11.5 million in 2010 and 2009, respectively, our adjusted operating gross margins were 16.8% and 14.1% for those same periods in our Mid-Atlantic region.  The 2.7% increase was due to the results of our Company-wide initiative to reduce hard costs, along with value-engineering in our Mid-Atlantic markets.  In 2010 we opened 17 new communities in our Mid-Atlantic region compared to four new communities in 2009. Overall, we are experiencing higher gross margins in our new communities. Excluding deposit write-offs and pre-acquisition costs of $0.3 million in 2010 and $1.1 million in 2009, selling, general and administrative expenses increased $1.3 million due to an increase in advertising expenses, research and development expenses, and expenses related to our sales offices.  New contracts decreased 15%, from 753 in 2009 to 640 in 2010.   Year-end backlog decreased 39% in units, from 178 at December 31, 2009 to 109 at December 31, 2010, and 48% in total sales value, from $64.0 million at December 31, 2009 to $33.2 million at December 31, 2010, with an average sales price in backlog decreasing from $359,000 at December 31, 2009 to $304,000 at December 31, 2010. Our 2010 monthly absorption rate in our Mid-Atlantic region was 2.3 per community, compared to 2.5 in 2009.

Financial Services.  For the year ended December 31, 2010, revenue from our mortgage and title operations was $14.2 million, an increase of $0.2 million from 2009.  Operating income for our financial services segment was $6.5 million in 2010, which was the same as 2009's operating income. General and administrative expenses increased $0.2 million, which was offset by the $0.2 million increase in revenue discussed above.  Loan originations decreased 5%, from 2,031 in 2009 to 1,928 in 2010.

At December 31, 2010, M/I Financial had mortgage operations in all of our markets except Houston, where we commenced home construction in the fourth quarter of 2010. Approximately 84% of our homes delivered during 2010 that were financed were through M/I Financial, compared to 87% in 2009. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses.  Corporate selling, general and administrative expenses decreased $1.1 million (5%), from $23.9 million in 2009 to $22.8 million in 2010 primarily due to a decrease of $1.1 million professional fees and a decrease of $0.2 million in advertising expenses. These decreases were partially offset by a $0.3 million in payroll related expenses.

Interest.  Interest expense for the Company increased $0.9 million (11%) from $8.5 million in 2009 to $9.4 million in 2010.  This increase was primarily due to the increase in our weighted average borrowings from $213.1 million in 2009 to $221.9 million in 2010, along with a slight increase in our weighted average borrowing rate, from 8.63% for the year ended December 31, 2009 to 8.75% for the year ended December 31, 2010.

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

Southern Region.  For the year ended December 31, 2009, Southern homebuilding revenue decreased by $56.0 million (37%) compared to 2008.  The decrease in revenue was primarily due to the $26.7 million decrease in revenue from third party land sales, along with a 10% decrease in the number of homes delivered from 474 in 2008 compared to 428 in 2009 as well as a 16% decline in the average sales price of homes delivered from $263,000 in 2008 to $222,000 in 2009.  Our 2009 monthly absorption rate in our Southern markets was 1.6 per community, compared to 1.3 in 2008.  Operating loss decreased by $30.8 million, from $71.9 million in 2008 to $41.1 million in 2009, primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $24.1 million and $12.2 million for charges related to defective drywall for the year ended December 31, 2009 and $66.7 million of impairment charges for the year ended December 31, 2008, our adjusted operating gross margins were 12.8% and 12.4% for those same periods in our Southern region.  Selling, general and administrative costs decreased $6.8 million, from $23.9 million in 2008 to $17.1 million in 2009, due to a decrease in payroll related expenses, land related expenses, professional fees, advertising expenses, model home expenses, and expenses related to our sales offices.  Our

Southern region new contracts decreased from 430 in 2008 to 406 in 2009.  Backlog units decreased from 77 at December 31, 2008 to 55 at December 31, 2009, and the total sales value of homes in backlog also decreased from $20.4 million at December 31, 2008 to $12.1 million at December 31, 2009. There was also a decrease in the average sales price of homes in backlog, from $265,000 at December 31, 2008 to $220,000 at December 31, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

Funding for our business has been provided principally by cash flows from operating activities, borrowings under our credit facilities, and the public debt and equity markets. In 2010, we purchased $110.7 million of land and lots and spent $42.2 million on land development activities. Excluding land purchases, land development costs, and land sales revenues of $1.4 million, we had adjusted cash flows from operations of $114.3 million for 2010. Adjusted cash flows from operations is a non-GAAP financial measure. Management finds this measure to be useful in evaluating the Company's performance because it discloses the cash flow from operations prior to the Company's investment in land and land development activities and it provides investors a perspective on underlying operating cash flows excluding these investments and provides comparability to the Company's peer group.

At December 31, 2010 and 2009, our ratio of net debt to net capital was 34% and 23%, respectively. Net debt to net capital consists of total debt net of cash divided by total debt net of cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

On November 12, 2010, the Company completed a cash tender offer to purchase any and all of its outstanding 6.875% Senior

Notes due 2012 (the “2012 Senior Notes”) in which $158.6 million aggregate principal amount of the $200 million of outstanding 2012 Senior Notes was tendered and accepted for purchase. On November 12, 2010, the Company also closed on its private placement of $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes") to the initial purchasers.  See "-Financing Cash Flow Activities-Senior Notes" below for additional information regarding the tender offer and the private placement.

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

Our cash uses in 2010 were for operating expenses, land purchases, land deposits, construction spending, state income taxes, interest and debt principal payments and the repurchase of our 2012 Senior Notes in the tender offer. We provided for our cash requirements from available cash on hand, housing and land sales, issuance of the 2018 Senior Notes, financial service revenues, a federal tax refund and other revenues.

We continue to operate in a challenging economic environment, and our ability to maintain sufficient liquidity for our business operations may be affected by economic or business conditions beyond our control. However, we believe that our balance of unrestricted cash, available borrowing options, and other sources of liquidity will be sufficient to fund currently anticipated working capital, planned capital spending, and debt service requirements for at least the next twelve months.

Operating Cash Flow Activities

For the year ended December 31, 2010, we used $37.3 million of cash in our operating activities, compared to generating $68.5 million from our operating activities in 2009. Our $151.6 million investment in land in 2010 was the primary contributor to our operating cash outflow for 2010, along with a $13.7 million decrease in other liabilities and a $9.2 million decrease in accounts payable. Partially offsetting these outflows were the $25.9 million income tax refund that we received in the first quarter of 2010, as well as the $3.1 million income tax refund that we received in the fourth quarter of 2010.

The amount of cash used in operating activities in 2010 represented a $105.8 million decrease from the $68.5 million of cash generated in 2009. The decrease was primarily driven by a $82.2 million decrease in the net change in our inventory, which was the result of our increased investment in land, net of the impact of the increase in homes delivered, when compared to 2009. In 2010, we purchased $110.7 million of land and lots, compared to $44.3 million purchased in 2009. In 2011, we currently plan to spend approximately $130 to $150 million on land purchases and land development. However, we will actively monitor market conditions and plan to adjust our land spending accordingly. The decrease of cash generated by operating activities in 2010 was also the result of a decrease of $10.4 million in the net change in other liabilities and a decrease of $20.0 million in the net change in accounts payable. In addition, in 2009 we received a tax refund of $39.5 million, compared to a $29.0 million tax refund in 2010.

In the normal course of our business, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $3.6 million as of December 31, 2010 as consideration for the right to purchase land and lots in the future, including the right to purchase $113.2 million of land and lots during the years 2011 through 2017.

Investing Cash Flow Activities

We used $22.4 million of cash in investing activities in 2010, compared to $19.5 million in 2009. The $2.9 million increase was primarily due to a $7.9 million decrease in proceeds from the sale of property in 2010 compared to 2009, which was partially offset by a $2.4 million decrease in cash used to purchase property and equipment in 2010 when compared with to 2009, along with a $3.8 million decrease in investments in and advances to Unconsolidated LLCs in 2010 compared to 2009.

Financing Cash Flow Activities

For the year ended December 31, 2010, our financing activities provided $30.9 million of cash, including $197.2 million of net proceeds from the issuance of our 2018 Senior Notes, which was partially offset by funds used to repurchase $158.6 million of our 2012 Senior Notes in the tender offer and to pay the related transaction costs, including an early repurchase premium. We also incurred $4.0 million of fees and costs associated with issuing the 2018 Senior Notes in November 2010 and $3.9 million of fees and costs associated with entering into the Credit Facility in June 2010.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities. We routinely monitor current operational requirements, financial market conditions, and credit relationships. We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements. We further believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary to our cash management if market conditions continue to deteriorate and/or the challenging economic conditions extend beyond our expectations. We cannot be certain that we will be able to replace our existing financing or find sources of additional financing in the future. Please refer to “Item 1A. Risk Factors” in Part 1 of this Annual Report on Form 10-K for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash from financing arrangements, in addition to $81.2 million of available unrestricted cash balances, as of December 31, 2010:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable banks – homebuilding (a)	6/9/2013	$—	$23,538
Note payable bank – financial services (b)	4/26/2011	$32,197	$—
Senior Notes	4/1/2012	$41,443	$—
Senior Notes	11/15/2018	$200,000	$—
MIF Mortgage Repurchase Agreement (c)	12/26/2011	$—	$—

(a)
The available amount is computed in accordance with the borrowing base calculation under the Credit Facility and can be increased if we secure additional assets or invest additional amounts in the currently pledged assets.  The maximum aggregate commitment amount of the Credit Facility is $140 million.

(b)
The available amount is in accordance with the borrowing base calculation under the MIF Credit Agreement and can be increased if we secure additional mortgage assets.  The maximum aggregate commitment amount of the MIF Credit Agreement is $45 million.

(c)
M/I Financial entered into $10 million uncommitted repurchase agreement (the “MIF Mortgage Repurchase Agreement”) on December 27, 2010. At the discretion of the lender, we can increase availability by adding mortgage collateral.

We also have a universal shelf registration statement on file with the SEC, with an available amount of $194.1 million, that is intended to allow us to expediently access capital markets in the future.  The timing and amount of securities offerings, if any, will depend on market and general business conditions. The shelf registration statement expires on August 12, 2011.

Notes Payable Banks - Homebuilding.  On June 9, 2010, the Company entered into the Credit Facility, which has an aggregate commitment amount of $140 million, including a $25 million sub-facility for letters of credit. The Credit Facility is governed by a Credit Agreement (the “Credit Agreement”). The Credit Facility matures on June 9, 2013. The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

The Company's obligations under the Credit Facility are secured by certain of the personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio and North Carolina. Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of the mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool. As of December 31, 2010, net borrowing availability under the Credit Facility was $23.5 million in accordance with the borrowing base calculations.

At December 31, 2010, the Company's homebuilding operations did not have any outstanding borrowings under the Credit Facility, but had outstanding letters of credit totaling $0.2 million under the Credit Facility, and had pledged $82.0 million in aggregate book value of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement.

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants. The covenants, as more fully described in the Credit Agreement, require, among other things, that the Company (1) maintain a minimum level of consolidated tangible net worth; (2) maintain a leverage ratio not greater than 1.50x; (3) maintain one of the following: (a) a ratio of EBITDA to consolidated interest incurred for the most recently ended four fiscal quarters greater than 1.50x, (b) a ratio of adjusted cash flow from operations to consolidated interest incurred for the most recently ended four fiscal quarters greater than 1.50x or (c) unrestricted cash in excess of $25 million; and (4) not incur any secured indebtedness outside of the Credit Facility exceeding $25 million (other than letters of credit in an aggregate amount not in excess of $50 million fully secured by a lien on cash and cash equivalents).

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

As of December 31, 2010, the Company was in compliance with all restrictive covenants of the Credit Facility. The following table summarizes these covenant thresholds pursuant to the Credit Facility, and our compliance with such covenants:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Minimum Net Worth (a)	=	$191.6	$296.4
Leverage Ratio (b)	≤	1.50 to 1.00	0.98 to 1
Interest Coverage (c)	≥	1.50 to 1.00	1.62 to 1
Adjusted Cash Flow Coverage (c)	≥	1.50 to 1.00	(1.29) to 1
Secured Indebtedness	<	$25.0	$5.9
Total Land Restriction	≤	$326.0	$211.0
Limit on Investments in non-Guarantor Subsidiaries	≤	$88.9	$18.8
Spec and Model Homes Restriction	≤	816	651

(a)
Minimum Net Worth (called “Actual Consolidated Tangible Net Worth” in the Credit Facility) was calculated based on the stated amount of our consolidated equity less intangible assets of $7.1 million as of December 31, 2010.

(b)	Repayment guarantees are included in the definition of Indebtedness for purposes of calculating the Leverage Ratio.

(c)	The Company is required to meet one of these two interest coverage requirements or pledge unrestricted cash in excess of $25 million.

The Company is party to five secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the "Letter of Credit Facilities") with a combined borrowing capacity of $54.0 million, of which $4.9 million was uncommitted at December 31, 2010 and could be withdrawn at any time. The maturities of four of these facilities range from June 1, 2011 to August 31, 2012, while the fifth facility has no expiration date and remains in effect until the Company or the issuing bank gives notice of termination. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letters of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates. The Letter of Credit Facilities contain cash collateral requirements ranging from 100% to 105%. As of December 31, 2010, we were in compliance with all covenants of the Letter of Credit Facilities. At December 31, 2010, there was $39.1 million outstanding under the Letter of Credit Facilities which was collateralized with $38.7 million of restricted cash.

Notes Payable – Financial Services.  On April 27, 2010, M/I Financial closed a one-year renewal of its secured credit facility. The MIF Credit Agreement provides M/I Financial with $45.0 million maximum borrowing availability.The MIF Credit Agreement is not guaranteed by the Company or any of its subsidiaries. The MIF Credit Agreement, which expires on April 26, 2011, is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors. The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure outstanding borrowings under the agreement. M/I Financial must comply with certain representations, warranties and covenants set forth in the MIF Credit Agreement. Under the MIF Credit Agreement, M/I Financial may not permit its ratio of total liabilities to adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to exceed 4.50 to 1.00. M/I Financial also may not permit its adjusted tangible net worth to be less than $10.0 million or its ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00. M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate equal to the greater of the floating LIBOR rate (LIBOR plus 400 basis points) or 5.25%.

At December 31, 2010, there was $32.2 million outstanding under the MIF Credit Agreement. As of December 31, 2010, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

M/I Financial entered into the MIF Mortgage Repurchase Agreement on December 27, 2010. The MIF Mortgage Repurchase Agreement expires on December 26, 2011 and can be terminated by either party at any time with 30 days' notice. The MIF Mortgage Repurchase Agreement provides that the lender may purchase from M/I Financial mortgage loans in the aggregate up to $10 million, with the agreement of the lender to re-sell such mortgages to M/I Financial at a later date. M/I Financial's obligation to repurchase mortgage loans sold to the lender are secured by the mortgage loans that have been purchased by the lender. The MIF Mortgage Repurchase Agreement provides for limits with respect to certain loan types that are eligible for purchase by the lender. There are no guarantors of the MIF Mortgage Repurchase Agreement. Under the MIF Mortgage Repurchase Agreement, M/I Financial may not permit its ratio of total liabilities to tangible net worth to exceed 8 to 1. M/I Financial also may not permit its adjusted tangible net worth to be less than $10 million and must maintain a minimum liquidity level of 40% of its tangible net worth. As of December 31, 2010 M/I Financial had not sold any mortgages under the MIF Mortgage Repurchase Agreement and was in compliance with all covenants.

Mortgage Notes Payable.  As of December 31, 2010 and 2009, the Company had a building mortgage note payable outstanding in the principal amount of $5.9 million and $6.2 million, respectively, with a fixed interest rate of 8.117% and maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2010 and 2009.

Senior Notes.  On November 12, 2010, the Company completed a cash tender offer for any and all of the 2012 Senior Notes in which it received and accepted for purchase $158.6 million aggregate principal amount of the $200 million of outstanding 2012 Senior Notes at a tender price of 104.5% of the principal amount.  On November 12, 2010, the Company also closed on a private placement of $200 million aggregate principal amount of the 2018 Senior Notes.   The Company used a portion of the net proceeds from the sale of the 2018 Senior Notes to fund its purchase of the 2012 Senior Notes in the tender offer and to pay related fees and expenses.

The 2012 Senior Notes and the 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2012 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by substantially all of our subsidiaries, while the 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries that, as of the date of issuance of the notes, were guarantors under the Credit Facility. See "Notes Payable Banks - Homebuilding" above.

The indentures governing the 2012 Senior Notes and the 2018 Senior Notes include covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional indebtedness or liens;  pay dividends or make other distributions or repurchase or redeem our stock or other equity interests; make investments; sell assets; engage in transactions with affiliates; consolidate or merge with or into other companies; or liquidate or sell or transfer all or substantially all of our assets.  These covenants are subject to important exceptions and qualifications that are described in the indentures. As of December 31, 2010, we were in compliance with all covenants under the indentures governing the 2012 Senior Notes and the 2018 Senior Notes.

We may seek to repurchase the outstanding 2012 Senior Notes from time to time prior to maturity through open market repurchase transactions, privately negotiated transactions, tender offers, exchange offers, redemption or otherwise. The timing and nature of any such transactions will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Any such transactions, individually or in the aggregate, may be material to our financial condition, results of operations and/or liquidity.

Weighted Average Borrowings.  For the year ended December 31, 2010 and 2009, our weighted average borrowings outstanding were $221.9 million and $213.1 million, respectively, with a weighted average interest rate of 8.75% and 8.63%, respectively.  The increase in borrowings was primarily the result of increased borrowing under the MIF Credit Agreement along with the issuance of the 2018 Senior Notes, partially offset by the repurchase of the 2012 Senior Notes in the tender offer.

At December 31, 2010 we did not have any funded amounts outstanding under the Credit Facility, and there were $0.2 million of letters of credit issued and outstanding under the Credit Facility. The average daily amount outstanding under the Credit Facility during 2010 was $0 and the maximum amount outstanding was $0, as we did not draw on the Credit Facility at any time during 2010.  The average daily amount of letters of credit outstanding under the Credit Facility during 2010 was $4.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $10.6 million.

At December 31, 2010, we had $32.2 million outstanding under the MIF Credit Agreement.  The average daily amount outstanding under the MIF Credit Agreement during 2010 was $6.7 million and the maximum amount outstanding was $33.9 million.  Since we have been operating with excess cash balances, we used that excess cash throughout the year to reduce our borrowings under the MIF Credit Agreement as a means of reducing our interest costs.

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

We did not pay any dividends on the Preferred Shares in 2010.  As a result of a current deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted from paying dividends until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative positive earnings in excess of the current deficit amount, or the 2012 Senior Notes are repaid in full and (2) our Board of Directors authorizes us to resume dividend payments.  See Note 15 to our Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration.  On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the shelf registration statement, the Company may, from time to time, offer new debt, equity and certain other securities.  The timing and amount of offerings, if any, will depend on market and general business conditions. In the second quarter of 2009, we raised $52.6 million by issuing 4,475,600 common shares in a public offering, pursuant to the $250 million universal shelf registration statement.  As of December 31, 2010, $194.1 million remains available under the universal shelf registration statement for future offerings. The shelf registration statement expires on August 14, 2011.

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary, as of December 31, 2010, of future amounts payable under the Company's contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 years
Note payable bank – financial services (a)	$32,197	$32,197	$—	$—	$—
Mortgage notes payable (including interest)	8,535	769	1,532	1,522	4,712
Senior Notes (including interest)	383,717	20,099	77,368	34,500	251,750
Obligation for consolidated inventory not owned (b)	—	—	—	—	—
Operating leases	7,632	2,977	3,504	584	567
Purchase obligations (c)	58,910	58,910	—	—	—
Land option agreements (d)	—	—	—	—	—
Unrecognized tax benefits (e)	—	—	—	—	—
Total	$490,991	$114,952	$82,404	$36,606	$257,029

(a)
Borrowings under the MIF Credit Agreement are at the greater of 5.25% or LIBOR plus 400 basis points.  Borrowings outstanding at December 31, 2010 had a weighted average interest rate of 5.25%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest.

(b)
The Company is party to a land purchase option agreement to acquire developed lots from a seller who is a variable interest entity.  The Company has determined that it is the primary beneficiary of the variable interest entity, and therefore is required to consolidate the entity.  As of December 31, 2010, the Company had recorded a liability of $0.5 million relating to consolidation of the variable interest entity.  The actual cash payments that the Company will make in the future will be based upon the number of lots acquired each period under the option agreement and the related per lot prices in effect at that time.

(c)
As of December 31, 2010, the Company had obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 532 homes with an aggregate sales price of $135.2 million.  Based on our current housing gross margin of 10.2%, exclusive of impairment charges, less variable selling costs of 4.1% of revenue, less costs already incurred on homes in backlog, we estimate payments totaling approximately $58.9 million to be made in 2011 relating to those homes.

(d)
As of December 31, 2010, the Company had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $113.2 million.  Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable.  The Company has no specific performance obligations with respect to these agreements.

(e)
We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  As of December 31, 2010, we had $3.3 million of gross unrecognized tax benefits, including $0.5 million of related accrued interest and $0.2 million of related accrued penalties.  We are currently not under examination by any taxing jurisdiction.   The statute of limitations for our major tax jurisdictions remains open for examination of tax years 2006 through 2010.

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

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of December 31, 2010 to be the amount invested of $10.6 million and our possible future obligations under guarantees and indemnifications provided in connection with these entities, as further discussed in Note 8 and Note 9 of our Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of December 31, 2010 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $3.6 million, including prepaid acquisition costs of $0.7 million, and letters of credit of $1.2 million.

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

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2010, the Company had outstanding $62.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $18.2 million of performance bonds and $30.7 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.5 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $8.5 million of financial letters of credit; and (3) $5.4 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

Our primary market risk results from fluctuations in interest rates.  We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Credit Agreement, which permit borrowings of up to $185 million as of December 31, 2010, subject to availability constraints.  Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to home-buying customers who have applied for mortgages and who meet certain defined credit and underwriting criteria.  Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $2.3 million and $2.6 million at December 31, 2010 and December 31, 2009, respectively.  At December 31, 2010, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million, and the related best-efforts contracts resulted in an asset of less than $0.1 million.  At December 31, 2009, the fair value of the committed IRLCs resulted in a liability of $0.1 million, and the related best-efforts contracts resulted in an asset of $0.1 million.  For the years ended December 31, 2010, 2009 and 2008, we recognized income of less than $0.1 million, income of $0.1 million, and expense of $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At December 31, 2010 and December 31, 2009, the notional amount of the uncommitted IRLCs was $24.9 million and $42.3 million, respectively.  The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in a liability of less than $0.1 million at both December 31, 2010 and December 31, 2009.  For the years ended December 31, 2010, 2009 and 2008, we recognized less than $0.1 million of income, $0.8 million of expense, and $0.6 million of income, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At December 31, 2010 and December 31, 2009, the notional amount under these FMBSs was $27.0 million and $43.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.1 million and an asset of $0.7 million at December 31, 2010 and 2009, respectively.  For the years ended December 31, 2010, 2009 and 2008, we recognized expense of $0.6 million, income of $0.9 million and income of less than $0.1 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $42.7 million and $27.7 million at December 31, 2010 and December 31, 2009, respectively.  The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $2.0 million at December 31, 2010 and a net liability of $0.8 million at December 31, 2009.  For the years ended December 31, 2010, 2009 and 2008, we recognized $1.2 million of expense, $1.0 million of expense, and $0.2 million of income, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of the FMBSs and the related mortgage loans held for sale were $2.0 million and $1.9 million, respectively, at December 31, 2010 and $8.0 million and $8.6 million, respectively, at December 31, 2009.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.  As of both December 31, 2010 and December 31, 2009, the related fair value adjustment for marking these FMBSs to market resulted in an asset of $0.1 million.  For the years ended December 31, 2010, 2009 and 2008, we recognized expense of $0.1 million, income of $1.0 million, and expense of $0.5 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2010:

	Weighted Average Interest Rate
									Fair Value 12/31/2010

(Dollars in thousands)		2011	2012	2013	2014	2015	Thereafter	Total
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.23%	$44,669	—	—	—	—	—	$44,669	$42,581
Variable rate	3.45%	787	—	—	—	—	—	787	731
LIABILITIES:
Long-term debt – fixed rate	8.32%	$332	41,803	391	424	459	203,887	$247,296	$249,827
Long-term debt – variable rate	5.25%	32,197	—	—	—	—	—	32,197	32,197

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 28, 2011

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share amounts)	2010	2009	2008
Revenue	$616,377	$569,949	$607,659
Costs, expenses and other loss (income):
Land and housing	511,408	494,989	532,164
Impairment of inventory and investment in Unconsolidated LLCs	12,538	55,421	153,300
General and administrative	53,958	59,170	77,458
Selling	48,084	43,950	54,219
Interest	9,415	8,467	11,197
Other loss (income)	8,378	941	(5,555)
Total costs, expenses and other loss (income)	643,781	662,938	822,783
Loss from continuing operations before income taxes	(27,404)	(92,989)	(215,124)
(Benefit) provision for income taxes	(1,135)	(30,880)	30,291
Loss from continuing operations	(26,269)	(62,109)	(245,415)
Discontinued operation, net of tax	—	—	(33)
Net loss	(26,269)	(62,109)	(245,448)
Preferred dividends	—	—	4,875
Net loss to common shareholders	$(26,269)	$(62,109)	$(250,323)
Loss per common share:
Basic:
Continuing operations	$(1.42)	$(3.71)	$(17.86)
Discontinued operation	—	—	—
Basic loss	$(1.42)	$(3.71)	$(17.86)
Diluted:
Continuing operations	$(1.42)	$(3.71)	$(17.86)
Discontinued operation	—	—	—
Diluted loss	$(1.42)	$(3.71)	$(17.86)
Weighted average shares outstanding:
Basic	18,523	16,730	14,016
Diluted	18,523	16,730	14,016
Dividends per common share	$—	$—	$0.05

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2010	2009
ASSETS:
Cash	$81,208	$109,930
Restricted cash	41,923	22,302
Mortgage loans held for sale	43,312	34,978
Inventory	450,936	420,289
Property and equipment - net	16,554	18,998
Investment in Unconsolidated LLCs	10,589	10,299
Income tax receivable	994	30,135
Other assets	16,378	16,897
TOTAL ASSETS	$661,894	$663,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$29,030	$38,262
Customer deposits	3,017	3,831
Other liabilities	42,116	56,426
Community development district obligations	7,112	8,204
Obligation for consolidated inventory not owned	468	616
Note payable bank – financial services operations	32,197	24,142
Notes payable - other	5,853	6,160
Senior notes	238,610	199,424
TOTAL LIABILITIES	358,403	337,065

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares – $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares – $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares at both	221	221
December 31, 2010 and 2009
Additional paid-in capital	140,418	137,492
Retained earnings	137,578	163,847
Treasury shares – at cost – 3,577,388 and 3,580,987 shares, respectively, at December 31, 2010 and 2009	(71,051)	(71,122)
TOTAL SHAREHOLDERS’ EQUITY	303,491	326,763
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$661,894	$663,828

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares		Additional Paid-In Capital			Total Shareholders' Equity
(Dollars in thousands, except per share amounts)	Shares Outstanding	Amount	Shares Outstanding	Amount		Retained Earnings	Treasury Shares
Balance at December 31, 2007	4,000	$96,325	14,004,790	$176	$79,428	$477,339	$(71,923)	$581,345
Net loss	—	—	—	—	—	(245,448)	—	(245,448)
Dividends on preferred shares, $1,218.75 per share	—	—	—	—	—	(4,875)	—	(4,875)
Dividends on common shares, $0.05 per share	—	—	—	—	—	(1,060)	—	(1,060)
Income tax benefit from stock options and
deferred compensation distributions	—	—	—	—	(97)	—	—	(97)
Stock options exercised - net of restricted stock forfeitures	—	—	5,527	—	(35)	—	110	75
Share-based compensation expense	—	—	—	—	2,983	—	—	2,983
Deferral of executive and director compensation	—	—	—	—	138	—	—	138
Executive and director deferred compensation distributions	—	—	13,665	—	(271)	—	271	—
Balance at December 31, 2008	4,000	$96,325	14,023,982	$176	$82,146	$225,956	$(71,542)	$333,061
Net loss	—	—	—	—	—	(62,109)	—	(62,109)
Common stock issuance	—	—	4,475,600	45	52,523	—	—	52,568
Income tax benefit from stock options and
deferred compensation distributions	—	—	—	—	(101)	—	—	(101)
Stock options exercised	—	—	10,500	—	(139)	—	209	70
Stock-based compensation expense	—	—	—	—	3,111	—	—	3,111
Deferral of executive and director compensation	—	—	—	—	163	—	—	163
Executive and director deferred compensation distributions	—	—	10,654	—	(211)	—	211	—
Balance at December 31, 2009	4,000	$96,325	18,520,736	$221	$137,492	$163,847	$(71,122)	$326,763
Net loss	—	—	—	—	—	(26,269)	—	(26,269)
Income tax benefit from stock options and
deferred compensation distributions	—	—	—	—	(13)	—	—	(13)
Stock options exercised	—	—	1,600	—	(19)	—	31	12
Stock-based compensation expense	—	—	—	—	2,811	—	—	2,811
Deferral of executive and director compensation	—	—	—	—	187	—	—	187
Executive and director deferred compensation distributions	—	—	1,999	—	(40)	—	40	—
Balance at December 31, 2010	4,000	$96,325	18,524,335	$221	$140,418	$137,578	$(71,051)	$303,491

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(26,269)	$(62,109)	$(245,448)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	13,158	49,346	134,160
Impairment of investment in unconsolidated limited liability companies	—	7,731	24,452
Impairment of property and equipment	—	—	3,283
Mortgage loan originations	(416,498)	(420,761)	(382,992)
Proceeds from the sale of mortgage loans	406,944	420,943	405,107
Fair value adjustment of mortgage loans held for sale	1,220	2,612	(2,395)
Net loss (gain) from property disposals	12	951	(5,524)
Bad debt expense	—	2,523	1,255
Depreciation	5,194	5,244	6,197
Amortization of intangibles, debt discount and debt issue costs	2,562	2,627	1,557
Loss on early extinguishment of debt, including transaction costs	8,378	—	—
Stock-based compensation expense	2,811	3,111	2,983
Deferred income tax benefit	(10,797)	(8,220)	(40,740)
Deferred tax asset valuation allowance	10,797	8,220	108,607
Income tax receivable	29,141	9,321	14,211
Excess tax expense from stock-based payment arrangements	13	101	97
Equity in undistributed loss of limited liability companies	(275)	14	431
Write-off of unamortized debt discount and financing costs	311	554	1,059
Change in assets and liabilities:
Cash held in escrow	(36)	3,511	14,597
Inventory	(44,996)	37,221	161,087
Other assets	5,210	(34)	8,695
Accounts payable	(9,232)	10,720	(42,882)
Customer deposits	(814)	325	(4,798)
Accrued compensation	(471)	(2,169)	(2,848)
Other liabilities	(13,665)	(3,301)	(11,276)
Net cash (used in) provided by operating activities	(37,302)	68,481	148,875
INVESTING ACTIVITIES:
Restricted cash	(19,585)	(19,155)	—
Purchase of property and equipment	(1,560)	(4,008)	(3,947)
Proceeds from the sale of property	—	7,878	9,454
Investment in Unconsolidated limited liability companies	(1,229)	(5,003)	(5,196)
Return of investment from Unconsolidated limited liability companies	13	809	431
Net cash (used in) provided by investing activities	(22,361)	(19,479)	742
FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	(166,088)	—	—
Proceeds from issuance of senior notes	197,174	—	—
Repayments of bank borrowings - net	8,055	(10,936)	(110,465)
Principal repayments of mortgage notes payable and community development district bond obligations	(325)	(10,782)	(331)
Net proceeds from issuance of common stock	—	52,568	—
Debt issue costs	(7,874)	(2,318)	(1,063)
Payments on capital lease obligations	—	(91)	(789)
Dividends paid	—	—	(5,935)
Proceeds from exercise of stock options	12	70	75
Excess tax benefits from stock-based payment arrangements	(13)	(101)	(97)
Net cash provided by (used in) financing activities	30,941	28,410	(118,605)
Net (decrease) increase in cash	(28,722)	77,412	31,012
Cash balance at beginning of year	109,930	32,518	1,506
Cash balance at end of year	$81,208	$109,930	$32,518
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest – net of amount capitalized	$6,774	$5,541	$3,455
Income taxes	$302	$201	$525
NON-CASH INVESTING AND FINANCING TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(1,074)	$(2,189)	$(1,304)
Consolidated inventory not owned	$(148)	$(4,933)	$(1,884)
Distribution of single-family lots from Unconsolidated limited liability companies	$1,201	$(22)	$9,969
Non-monetary exchange of fixed assets	$—	$—	$13,000
Deferral of executive and director compensation	$187	$163	$138
Executive and director deferred stock distributions	$40	$211	$271

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Houston, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  The Company designs, sells and builds single-family homes on finished lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into finished lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across three geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore, they have been aggregated into three reportable homebuilding segments: Midwest homebuilding, Southern homebuilding and Mid-Atlantic homebuilding.

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of M/I Homes, Inc. and its subsidiaries, as well as a variable interest entity (“VIE”) in which the Company has been deemed the primary beneficiary.

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

Restricted Cash. Restricted cash consists of homebuilding cash the Company had designated as collateral at December 31, 2010 in accordance with the five secured Letter of Credit Facilities (collectively, the “Letter of Credit Facilities”) that the Company entered into in 2009 and 2010.  See Note 4 for further details surrounding restricted cash relating to the Letter of Credit Facilities.  Restricted Cash also consists of cash held in escrow, which represents cash relating to homes closed at year-end that were not yet funded to the Company as of December 31st due to timing, and cash that was deposited in an escrow account at the time of closing on homes to homebuyers which will be released to the Company when the related work is completed on each home, which generally occurs within six months of closing on the home.

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

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.  For those communities whose carrying values exceed the estimated undiscounted future cash flows and deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management's estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest is as follows:

	Year Ended December 31,
	2010	2009	2008
Capitalized interest, beginning of year	$23,670	$25,838	$29,212
Interest capitalized to inventory	9,744	9,552	9,593
Capitalized interest charged to cost of sales	(13,339)	(11,720)	(12,967)
Capitalized interest, end of year	$20,075	$23,670	$25,838
Interest incurred	$19,159	$18,019	$20,790

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

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of December 31, 2010, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Property and Equipment. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
	2010	2009
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	25,927	24,524
Transportation and construction equipment	405	404
Property and equipment	38,155	36,751
Accumulated depreciation	(21,601)	(17,753)
Property and equipment, net	$16,554	$18,998

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was $4.0 million, $3.9 million and $4.7 million in 2010, 2009 and 2008, respectively.

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

During the first quarter of 2009, the Company sold the Company airplane for $8.0 million.  The transaction was with an unrelated party.  The sale resulted in a loss of $0.9 million that is included in Other (loss) income on the Company’s Consolidated Statements of Operations.

Other Assets.  Other assets includes certificates of deposit of $0.3 million at both December 31, 2010 and 2009, which have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use.  The certificates of deposit will be released when there is a 95% loan-to-value on the related loans and there have been no late payments by the mortgagor in the last twelve months.  Other assets also includes non-trade receivables, notes receivable, deposits and prepaid expenses.

Other Liabilities.  Other liabilities includes taxes payable, accrued compensation, accrued self-insurance costs, accrued warranty expenses, and various other miscellaneous accrued expenses.

Guarantees and Indemnities.  Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts.

Segment Information.  Our reportable business segments consist of Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding, and financial services.  Our homebuilding operations derive a majority of their revenue from constructing single-family homes in ten markets in the United States.  Our operations in the ten markets each individually represent an operating segment.  Due to similar economic characteristics within the homebuilding operations, the Company has aggregated the operating segments into three regions that represent the reportable homebuilding segments.  The financial services segment generates revenue by originating and selling mortgages, and by collecting fees for title and insurance services.

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

All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include: land and land development costs; home construction costs (including an estimate of the costs to complete construction); previously capitalized interest; real estate taxes; indirect costs; and estimated warranty costs. All other costs are expensed as incurred. Sales incentives, including pricing discounts and financing costs paid by the Company, are recorded as a reduction of revenue in the Company's Consolidated Statements of Operations. Sales incentives in the form of options or upgrades are recorded in homebuilding costs.

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

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company's warranty programs.  Accruals are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty; and

•	30-year transferable structural warranty – effective for homes closed after April 24, 1998.

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
The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company has recorded expenses totaling $2.0 million, $15.5 million and $0.9 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2010, 2009 and 2008.  For the year ended December 31, 2010, this included $0.6 million of charges related to defective imported drywall, as well as the $2.4 million settlement received in the third quarter of 2010 related to defective imported drywall. For the year ended December 31, 2009, this included $12.2 million of charges related to defective imported drywall. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 10 for more information regarding these expenses.

Amortization of Debt Issuance Costs.  The costs incurred in connection with the issuance of debt are being amortized over the terms of the related debt.  Unamortized debt issue costs of $7.1 million and $2.4 million are included in Other assets on the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

Advertising and Research and Development.  The Company expenses advertising, and research and development costs as incurred.  The Company expensed $6.1 million, $5.3 million and $7.7 million in 2010, 2009 and 2008, respectively, for advertising expenses.  The Company expensed $2.4 million, $1.8 million and $1.7 million in 2010, 2009 and 2008, respectively, for research and development expenses.

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

Loss Per Share.  Basic loss per share for the twelve months ended December 31, 2010 and 2009 is computed based on the weighted average common shares outstanding during each period.  Diluted loss per share is computed based on the weighted average common shares outstanding, along with the stock options, equity units and stock units described in Note 2 (collectively, “stock equivalent awards”) deemed outstanding during the period, plus the weighted average common shares that would be outstanding assuming the conversion of stock equivalent awards, excluding the impact of such conversions if they are anti-dilutive or would decrease the reported diluted loss per share.  The number of anti-dilutive options that require exclusion from the computation of loss per share is summarized in the table below.  There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share.

Year Ended December 31,
(In thousands, except per share amounts)	2010			2009			2008
	Loss	Shares	EPS	Loss	Shares	EPS	Income	Shares	EPS
Basic loss from continuing operations	(26,269)			(62,109)			(245,415)
Less: preferred stock dividends	—			—			4,875
Loss to common
shareholders from continuing operations	(26,269)	18,523	(1.42)	(62,109)	16,730	(3.71)	(250,290)	14,016	(17.86)
Effect of dilutive securities:
Stock options awards		—			—			—
Deferred compensation awards		—			—			—
Diluted loss to common shareholders from
continuing operations	(26,269)	18,523	(1.42)	(62,109)	16,730	(3.71)	(250,290)	14,016	(17.86)
Anti-dilutive stock equivalent awards
not included in the calculation
of diluted loss per share		2,070			1,723			1,386

Profit Sharing.  The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s Board of Directors and resulted in a $0.4 million expense for the year ended December 31, 2010 and a $0.3 million expense for both the years ended December 31, 2009 and 2008.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of December 31, 2010, the Company had a total valuation allowance of $127.9 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  In 2011, we do not expect to record any additional tax benefits as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Taxes—Tax Positions.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability. Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties for all uncertain tax positions are recorded within Provision for income taxes in the Consolidated Statements of Operations.

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of December 31, 2010 and 2009, there were $1.0 million and $30.1 million, respectively of income tax receivable.

Impact of New Accounting Standards.

In June 2009, the Financial Accounting Standards Board issued new accounting guidance, which amends the evaluation criteria to identify the primary beneficiary of a VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs, including the consolidation of common structures, such as joint ventures, equity method investments, and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The Company adopted this new accounting guidance on January 1, 2010, and the adoption did not have a material impact on its consolidated financial statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends Accounting Standards Codification 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure. ASU 2010-06 was effective for the Company beginning January 1, 2010. The Company's disclosures conform to the requirements of ASU 2010-06. Refer to Note 5 for additional discussion of fair value measurements.

Note 2. Stock-Based Compensation

Stock Incentive Plan

Under the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the "2009 LTIP"), the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants.

The 2009 LTIP replaced the M/I Homes, Inc. 1993 Stock Incentive Plan as Amended (the "1993 Plan"), which expired by its terms April 22, 2009. Awards outstanding under the 1993 Plan remain in effect in accordance with their respective terms.

Stock options are granted at the market price of the Company’s common shares at the close of business on the date of grant.  Options awarded generally vest 20% annually over five years and expire after ten years. Under the 1993 Plan, in the case of termination due to death or disability, or in the case of a change in control of the Company, all options will become immediately exercisable.

Under the 2009 LTIP, in the case of termination due to death, disability or retirement, all options will become immediately exercisable.  Shares issued upon option exercise may consist of treasury shares, authorized by unissued common shares or common shares purchased by or on behalf of the Company in the open market.

Following is a summary of stock option activity for the year ended December 31, 2010, relating to the stock options awarded under the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2009	1,624,043	25.69	7.01	$1,237
Granted	360,040	13.19
Exercised	(1,600)	7.85
Forfeited	(19,500)	35.35
Options outstanding at December 31, 2010	1,962,983	$23.31	6.56	$4,445
Options vested or expected to vest at December 31, 2010	1,911,344	$22.60	6.53	$4,296
Options exercisable at December 31, 2010	1,100,876	$32.01	5.32	$800

(a)	Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was less than $0.1 million, $0.1 million and less than $0.1 million, respectively..

The fair value of our five-year service stock options granted during the years ended December 31, 2010, 2009 and 2008 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2010	2009	2008
Expected dividend yield	—%	—%	0.4%
Risk-free interest rate	2.29%	1.99%	2.71%
Expected volatility	45.70%	44.66%	41.98%
Expected term (in years)	5.5	6.0	6.2
Weighted average grant date fair value of options granted during the period	$5.84	$3.54	$7.61

The fair value of our two-year bonus stock options granted during the years ended December 31, 2010 and 2009 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2010	2009
Risk-free interest rate	2.29%	1.99%
Expected volatility	45.70%	45.70%
Expected term (in years)	4.5	5.0
Weighted average grant date fair value of options granted during the period	$5.31	$3.30

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

Total compensation expense that has been charged against income relating to the 2009 LTIP and the 1993 Plan was $2.8 million, $3.1 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, there was a total of $3.3 million and $0.2 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 1.9 years and 1.0 years for the service awards and bonus awards, respectively.  There were no excess tax benefits from stock-based payment arrangements for the years ended December 31, 2010, 2009 and 2008.

On May 5, 2009, the Company’s Board of Directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2010, there were 23,153 units outstanding under the Director Equity Plan with a value of $0.6 million.

In May 2010, the Company awarded 6,000 stock units under the 2009 LTIP.  One stock unit is the equivalent of one common share.  Stock units and the related dividends will be converted to common shares upon termination of service as a director.  These stock units vest immediately; therefore, compensation expense relating to the stock units issued in May 2010 was recognized entirely on the grant date.  The amount of expense per stock unit was equal to the $13.66 closing price of the Company’s common shares on the date of grant, resulting in expense totaling $0.1 million for the year ended December 31, 2010. In 2009, the Company awarded 6,000 stock units under the 2009 LTIP, resulting in expense totaling $0.1 million for the year ended December 31, 2009.  In 2008, the Company awarded 6,000 stock units under the Director Equity Plan, resulting in expense totaling $0.1 million for the year ended December 31, 2008.

Deferred Compensation Plans

As of December 31, 2010, the Company also has an Amended and Restated Executives' Deferred Compensation Plan and an Amended and Restated Director Deferred Compensation Plan (together the “Plans”), which provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares.  Compensation expense deferred into the Plans totaled $0.2 million for both the years ended December 31, 2010 and 2009, and $0.1 million for the year ended December 31, 2008.   The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.1 million, $0.4 million and $0.6 million, respectively, during the years ended December 31, 2010, 2009 and 2008.  As of December 31, 2010, there were a total of 114,859 equity units with a value of $2.3 million, outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2010, based on the closing price of the underlying common shares, was approximately $1.8 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.2 million as of December 31, 2010.  Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

Note 3. Inventory

A summary of the Company’s inventory as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
Single-family lots, land and land development costs	$262,960	$232,127
Land held for sale	—	4,300
Homes under construction	151,524	158,998
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2010 - $3,230;
December 31, 2009 - $3,069)	23,255	14,726
Community development district infrastructure	7,112	8,186
Land purchase deposits	1,965	1,336
Consolidated inventory not owned	4,120	616
Total inventory	$450,936	$420,289

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Land held for sale includes land that meets the six criteria discussed below in Note 5. The Company records land held for sale at the lower of its carrying value or fair value less costs to sell.

Homes under construction include homes that are in various stages of construction. As of December 31, 2010 and 2009, we had 561 homes (with a carrying value of $74.4 million) and 545 homes (with a carrying value of $59.4 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Refer to Note 5 and Note 6 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement. For the years ended December 31, 2010 and 2009, the Company wrote off $0.6 million and $1.7 million, respectively, in option deposits and pre-acquisition costs. Refer to Note 6 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

Note 4. Cash and Restricted Cash

The table below is a summary of our cash balances at December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Homebuilding	$71,874	$96,464
Financial services	9,334	13,466
Unrestricted cash	81,208	109,930
Restricted cash	41,923	22,302
Total cash	$123,131	$132,232

Restricted cash primarily consists of homebuilding cash the Company had designated as collateral at December 31, 2010 and December 31, 2009 in accordance with the Letter of Credit Facilities. Restricted cash also includes cash held in escrow of $3.1 million at both December 31, 2010 and 2009.

Note 5. Fair Value Measurements and Derivatives

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

Assets Measured on a Recurring Basis

The Company measures both mortgage loans held for sale and IRLCs at fair value.  Fair value measurement results in a better presentation of the changes in fair values of the loans and the derivative instruments used to economically hedge them.

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

The fair value of mortgage loans held for sale is estimated based primarily on published prices for mortgage-backed securities with similar characteristics.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company sells the majority of its loans on a servicing released basis, and receives a servicing release premium upon sale.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and experience.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan.  The notional amount of the committed IRLCs and the best-efforts contracts was $2.3 million and $2.6 million at December 31, 2010 and December 31, 2009, respectively.

Uncommitted IRLCs are considered derivative instruments, and are fair value adjusted, with the resulting gain or loss recorded in current earnings.  At December 31, 2010 and December 31, 2009, the notional amount of the uncommitted IRLCs was $24.9 million and $42.3 million, respectively.

Forward Sales of Mortgage-Backed Securities: FMBSs are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date.  FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings.  At December 31, 2010 and December 31, 2009, the notional amount under these FMBSs was $27.0 million and $43.0 million, respectively.

Mortgage Loans Held for Sale:  Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property.  During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $42.7 million and $27.7 million at December 31, 2010 and December 31, 2009, respectively.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $2.0 million and $1.9 million at December 31, 2010 and $8.0 million and $8.6 million, respectively, at December 31, 2009.  The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.

The tables below show the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2010 and 2009:

	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Financial Instrument (in thousands)
Mortgage loans held for sale	$43,312	$—	$43,312	$—
Forward sales of mortgage-backed securities	121	—	121	—
Interest rate lock commitments	(43)	—	(43)	—
Best-efforts contracts	340	—	340	—
Total	$43,730	$—	$43,730	$—

	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Financial Instrument (in thousands)	December 31, 2009
Mortgage loans held for sale	$34,978	$—	$34,978	$—
Forward sales of mortgage-backed securities	833	—	833	—
Interest rate lock commitments	(145)	—	(145)	—
Best-efforts contracts	308	—	308	—
Total	$35,974	$—	$35,974	$—

Subsequent to the issuance of the Company's 2009 financial statements, the Company's management determined that the amount previously disclosed for the fair value of mortgage loans held for sale ($1.1 million) as of December 31, 2009 in Note 5. Fair Value Measurements was incorrect and, accordingly, has been changed in the table above.

The following table sets forth the amount of gain (loss) recognized, within our financial services revenue in the Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis:

	Year Ended December 31,
Description (in thousands)	2010	2009	2008
Mortgage loans held for sale	$(1,220)	$(2,612)	$2,395
Forward sales of mortgage-backed securities	(712)	1,937	(487)
Interest rate lock commitments	102	(783)	412
Best-efforts contracts	32	235	180
Total gain (loss) recognized	$(1,798)	$(1,223)	$2,500

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives		Liability Derivatives
	At December 31, 2010		At December 31, 2010
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$121	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	43
Best-efforts contracts	Other assets	340	Other liabilities	—
Total fair value measurements		$461		$43

	Asset Derivatives		Liability Derivatives
	At December 31, 2009		At December 31, 2009
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$833	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	145
Best-efforts contracts	Other assets	308	Other liabilities	—
Total fair value measurements		$1,141		$145

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, , expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. From this review, we identify communities whose carrying values may exceed their undiscounted cash flows. For those communities whose carrying values exceed the estimated undiscounted future cash flows and deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs.  Our analysis is completed at a phase level within each community; therefore, changes in local conditions may affect one or several of our communities.  For all of the categories discussed below, the key assumptions relating to the valuations are dependent on project-specific local market and/or community conditions and are inherently uncertain.  Because each inventory asset is unique, there are numerous inputs and assumptions used in our valuation techniques.  Market factors that may impact these assumptions include:

•	historical project results such as average sales price and sales pace, if closings have occurred in the project;

•	competitors’ market and/or community presence and their competitive actions;

•	project specific attributes such as location desirability and uniqueness of product offering;

•	potential for alternative product offerings to respond to local market conditions; and

•	current economic and demographic conditions and related trends and forecasts.

These, and other market factors that may impact project assumptions, are considered by personnel in our homebuilding divisions as they prepare or update the forecasts for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ between communities, even within a given sub-market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Changes in our key assumptions, including estimated average selling price, construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.

Operating Communities:  If an indicator for impairment exists for existing operating communities, the recoverability of assets is evaluated by comparing the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management's assumptions relating to the specific community. The significant assumptions used to evaluate the recoverability of assets include: the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions. Management reviews these assumptions on a quarterly basis. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Some of the most critical assumptions in the Company's cash flow models are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters.

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, may include, but are not limited to, statistics on sales prices in neighboring communities, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales price realized in its most recent quarters and the sales price in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models.

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates.

Future Communities:  If an indicator of impairment exists for raw land, land under development, or lots that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is evaluated by comparing the carrying amount of the assets to estimated future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

For raw land, land under development, or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed below, the estimated fair value of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets or the estimated fair value determined using cash flow valuation techniques.

If the Company has not yet determined whether raw land or land under development will be utilized for future homebuilding activities or marketed for sale to a third party, the Company assesses the recoverability of the inventory using a probability-weighted approach.

Land Held for Sale:  Land held for sale includes land that meets all of the following six criteria:  (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  The Company records land held for sale at the lower of its carrying value or estimated fair value less costs to sell.  In performing the impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts.  If the estimated fair value less the costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

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

The estimate of an investment's fair value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the fair value of the lots at the time of distribution to the Company, and the proceeds from, and timing of, the sale of land or lots to third parties. In estimating the fair value of its investments in Unconsolidated LLCs, the Company projects cash flows associated with each entity, and, as of December 31, 2010, applied a discount rate of 16% to reflect the perceived risks associated with the projected cash flows.

In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. Among the factors management considers are: (1) the length of time and the extent to which the fair value has been less than the carrying amount; (2) the financial condition and near-term prospects of the entity, including its liquidity needs; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur in the future.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the years ended December 31, 2010 and 2009:

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$16,793	$—	$—	$16,793	12,506
Investments in LLCs	$50	$—	$—	$50	32

Total fair value measurements	$16,843	$—	$—	$16,843	12,538

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$75,523	$—	$—	$75,523	47,690
Investments in LLCs	$7,660	$—	$—	$7,660	7,731

Total fair value measurements	$83,183	$—	$—	$83,183	55,421

Note 6. Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

Operating communities. If an impairment indicator exists for existing operating communities, the recoverability of assets is evaluated by comparing the carrying amount of the assets to estimated future undiscounted cash flows expected to be generated by the assets based on home sales. These estimated cash flows are developed based primarily on management's assumptions relating to the specific community. The significant assumptions used to evaluate the recoverability of assets include: the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions.

Future communities. If an impairment indicator exists for raw land, land under development, or lots that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is evaluated by comparing the carrying amount of the assets to estimated future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

For raw land, land under development, or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed above in Note 5, the estimated fair value of the assets is determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets or the estimated fair value determined using cash flow valuation techniques.

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

As of December 31, 2010, we utilized discount rates ranging from 13% to 16% in the above valuations.  The discount rate used in determining each asset’s fair value depends on the community’s projected life, development stage, and the inherent risks associated with the related estimated cash flow stream as well as current risk free rates available in the market and estimated market risk premiums. A summary of the Company’s valuation adjustments and write-offs for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Impairment of operating communities:
Midwest	$828	$10,262	$44,359
Southern	621	6,702	14,770
Mid-Atlantic	3,121	7,708	30,225
Total impairment of operating communities (a)	$4,570	$24,672	$89,354
Impairment of future communities:
Midwest	$2,837	$6,892	$1,524
Southern	3,134	8,405	4,380
Mid-Atlantic	1,290	2,180	—
Total impairment of future communities (a)	$7,261	$17,477	$5,904
Impairment of land held for sale:
Midwest	$—	$2,016	$8,727
Southern	587	1,883	24,554
Mid-Atlantic	88	1,642	309
Total impairment of land held for sale (a)	$675	$5,541	$33,590
Option deposits and pre-acquisition costs write-offs:
Midwest	$198	$569	$311
Southern (b)	160	20	162
Mid-Atlantic	262	1,067	4,839
Total option deposits and pre-acquisition costs write-offs (b)	$620	$1,656	$5,312
Impairment of investments in Unconsolidated LLCs:
Midwest	$—	$616	$1,413
Southern	32	7,115	23,039
Mid-Atlantic	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$32	$7,731	$24,452
Total impairments and write-offs of option deposits and
pre-acquisition costs	$13,158	$57,077	$158,612

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated limited liability companies in the Company’s Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company’s Consolidated Statements of Operations.

Note 7. Transactions with Related Parties

The Company had receivables totaling $0.7 million at December 31, 2010 and 2009 due from executive officers, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.  The receivables are recorded in Other assets on the Consolidated Balance Sheets.

Note 8. Investment in Unconsolidated Limited Liability Companies

At December 31, 2010, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company.  These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  The Company’s maximum exposure related to its investment in these entities as of December 31, 2010 is the amount invested of $10.6 million.  Included in the Company’s investment in Unconsolidated LLCs at both December 31, 2010 and 2009 are $0.8 million, respectively, of capitalized interest and other costs.  The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.  The Company received distributions of developed lots at cost totaling $10.0 million in 2008.  The Company received distributions totaling $1.2 million in developed lots at cost in 2010. The Company did not receive any distributions of developed lots in 2009.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis.  If the fair value of the investment is less than the investment carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

Summarized condensed combined financial information for the Unconsolidated LLCs that are included in the homebuilding segments as of December 31, 2010 and 2009 and for years ended December 31, 2010, 2009 and 2008 is as follows:

Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2010	2009
Assets:
Single-family lots, land and land development costs	$36,317	$35,534
Other assets	2	276
Total assets	$36,319	$35,810
Liabilities and partners’ equity:
Liabilities:
Notes payable	$3,250	$3,250
Other liabilities	193	425
Total liabilities	3,443	3,675
Partners’ equity:
Company’s equity	10,589	10,299
Other equity	22,287	21,836
Total partners’ equity	32,876	32,135
Total liabilities and partners’ equity	$36,319	$35,810

Summarized Condensed Combined Statements of Operations:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Revenue	$634	$77	$2,417
Costs and expenses	13	97	16,143
Loss	$621	$(20)	$(13,726)

The Company’s total equity in the income (loss) relating to the above homebuilding Unconsolidated LLCs was approximately $0.3 million, less than $0.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9. Guarantees and Indemnities

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

The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Consolidated Balance Sheets. A summary of warranty activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Warranty accruals, beginning of year	$8,657	$9,518	$12,006
Warranty expense on homes delivered during the period	5,096	4,904	4,791
Changes in estimates for pre-existing warranties	1,118	346	1,279
Settlements made during the period	(6,536)	(6,111)	(8,558)
Warranty accruals, end of year	$8,335	$8,657	$9,518

Guarantees and Indemnities

In the ordinary course of business, M/I Financial enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $142.2 million and $186.2 million were covered under the above guarantees as of December 31, 2010 and 2009, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2010, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2010 or 2009, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $3.6 million at both December 31, 2010 and 2009.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years.  The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.  The total of these costs are estimated to be $1.4 million and $1.8 million as of December 31, 2010 and 2009, respectively, and would be offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.0 million and $1.7 million at December 31, 2010 and 2009, respectively, which is management’s best estimate of the fair value of the Company’s liability.

At December 31, 2010, the Company had outstanding $41.4 million of 6.875% Senior Notes due 2012 (the “2012 Senior Notes”), which are fully and unconditionally guaranteed jointly and severally by substantially all of the Company's wholly-owned subsidiaries. At December 31, 2010, the Company also had outstanding $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes"). The Company's obligations under both the 2018 Senior Notes and the Company's three-year $140 million secured revolving credit facility entered into on June 9, 2010 (the “Credit Facility”) are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

Note 10. Commitments and Contingencies

At December 31, 2010, the Company had outstanding approximately $62.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016.  Included in this total are: (1) $18.2 million of performance and maintenance bonds and $30.7 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.5 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $8.5 million of financial letters of credit; and (3) $5.4 million of financial bonds.

As of December 31, 2010, the Company has identified approximately 90 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  In 2009 and 2010, the Company accrued $12.8 million for the repair of these homes, of which $1.3 million remains at December 31, 2010, which is included in Other liabilities on the Company's Consolidated Balance Sheets. During the third quarter of 2010, the Company received a $2.4 million settlement for claims attributed to the defective drywall. The Company has made demand for additional reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall; however, no additional recovery has been reflected in our financial statements.

At December 31, 2010, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 532 homes with an aggregate sales price of approximately $135.2 million.  Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $58.9 million to be made in 2011 relating to those homes.  At December 31, 2010, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $113.2 million.  Purchase of properties is contingent upon satisfaction of certain requirements by the Company and the sellers.

Note 11. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and seven other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. During the third quarter of 2010, the Company entered into agreements with three of those homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved, and those three homeowners are no longer parties to any of the MDL Omnibus Actions. The Company intends to vigorously defend against the remaining claims. Given the inherent uncertainties in this litigation, as of December 31, 2010, no accrual has been recorded (other than the accrual for repairs described in Note 10) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. Please refer to Note 10 for further information on this matter.
The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company's net income for the periods in which the matters are resolved. At December 31, 2010 and 2009, we had $1.2 million and $2.4 million, respectively, reserved for legal expenses.

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

At December 31, 2010, the future minimum rental commitments totaled $7.6 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2011 - $3.0 million; 2012 - $2.5 million; 2013 - $1.0 million; 2014 - $0.3 million; 2015 - $0.2 million; and $0.6 million thereafter.  The Company’s total rental expense was $5.6 million, $6.5 million, and $9.7 million for 2010, 2009 and 2008, respectively.

Note 13. Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of December 31, 2010:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
7/15/2004	12/1/2022	6.00%	3,945
7/15/2004	12/1/2036	6.25%	10,060
3/15/2007	5/1/2037	5.20%	6,760
Total CDD bond obligations issued and outstanding as of December 31, 2010			20,765

The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded a $7.1 million liability related to these CDD bond obligations as of December 31, 2010, along with the related inventory infrastructure.

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

As of December 31, 2010 and 2009, the Company had recorded $0.5 million and $0.6 million, respectively, within Inventory on the Consolidated Balance Sheets, representing the fair value of land under contract.  The corresponding liability has been classified as Obligation for consolidated inventory not owned on the Consolidated Balance Sheets.

Note 15. Debt

Note Payable Banks - Homebuilding

On June 9, 2010, M/I Homes, Inc. entered into the Credit Facility with an aggregate commitment amount of $140 million, including a $25 million sub-facility for letters of credit. The Credit Facility matures on June 9, 2013. The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries (the “Guarantors”), with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and subsidiaries that are not wholly-owned by the Company or another subsidiary.

The Company's obligations under the Credit Facility are secured by certain of the personal property of the Company and the Guarantors, including the equity interests in the Guarantors, and by certain real property in Ohio and North Carolina. Availability under the Credit Facility is based on a Secured Borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of the mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by the decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

At December 31, 2010, borrowing availability under the Credit Facility was $23.7 million in accordance with the borrowing base calculations, and there were no borrowings outstanding and $0.2 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $23.5 million. At December 31, 2010, the Company had pledged $82.0 million in aggregate book value of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility. At December 31, 2010, the Company was in compliance with all covenants of the Credit Facility.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Facility.

On June 4, 2010, the Company entered into a new secured Letter of Credit Facility with a one year term and a borrowing capacity of $10.0 million. This Letter of Credit Facility and the four secured Letter of Credit Facilities that the Company entered into in July 2009 have collateral requirements that the Company meets solely with cash. As of December 31, 2010, we were in compliance with all restrictive covenants of the Letter of Credit Facilities. At December 31, 2010, there was $39.1 million outstanding under the Letter of Credit Facilities which was collateralized with $38.7 million of the Company's cash.

Notes Payable — Financial Services

On April 27, 2010, M/I Financial closed a one-year renewal of its secured credit agreement (the “MIF Credit Agreement”).

The MIF Credit Agreement provides M/I Financial with $45.0 million maximum borrowing availability. The MIF Credit Agreement is not guaranteed by the Company or any of its subsidiaries. The MIF Credit Agreement, which expires on April 26, 2011, is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors. The MIF Credit Agreement also provides for limits with respect to certain loan types that can secure outstanding borrowings under the agreement. Under the MIF Credit Agreement, M/I Financial may not permit its ratio of total liabilities to adjusted tangible net worth (the tangible net worth less the outstanding amount of intercompany loans) to exceed 4.50 to 1.00. M/I Financial also may not permit its adjusted tangible net worth to be less than $10.0 million or its ratio of earnings before interest and taxes to interest expense to be less than 1.25 to 1.00. M/I Financial pays interest on each advance under the MIF Credit Agreement at a per annum rate equal to the greater of the floating LIBOR rate (LIBOR plus 400 basis points) or 5.25%.

At December 31, 2010, there was $32.2 million outstanding under the MIF Credit Agreement. As of December 31, 2010, M/I Financial was in compliance with all restrictive covenants of the MIF Credit Agreement.

M/I Financial entered into an uncommitted repurchase agreement (the “MIF Mortgage Repurchase Agreement”) on December 27, 2010. The MIF Mortgage Repurchase Agreement expires on December 26, 2011 and may be terminated by either party at any time with 30 days notice. The MIF Mortgage Repurchase Agreement provides that the lender may purchase from M/I Financial mortgage loans in the aggregate up to $10 million, with the agreement of the lender to re-sell such mortgages to M/I Financial at a later date. M/I Financial's obligation to repurchase mortgage loans sold to the lender are secured by the mortgage loans that have been purchased by the lender. The MIF Mortgage Repurchase Agreement provides for limits with respect to certain loan types that are eligible for purchase by the lender. There are no guarantors of the MIF Mortgage Repurchase Agreement. Under the MIF Mortgage Repurchase Agreement, M/I Financial may not permit its ratio of total liabilities to tangible net worth to exceed 8 to 1. M/I Financial also may not permit its adjusted tangible net worth to be less than $10 million and must maintain a minimum liquidity level of 40% of its tangible net worth. As of December 31, 2010 M/I Financial had not sold any mortgages under the MIF Mortgage Repurchase Agreement and was in compliance with all covenants.

Note Payable - Other

As of December 31, 2010 and 2009, the Company had an outstanding mortgage note payable in the principal amount of $5.9 million and $6.2 million, respectively, which was secured by a mortgage on a building owned and substantially occupied by the Company, with a fixed interest rate of 8.117% and a maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2010 and 2009.

Senior Notes

On November 12, 2010, the Company completed a cash tender offer for any and all of its outstanding 2012 Senior Notes in which it received $158.6 million aggregate principal amount of the $200 million of outstanding 2012 Senior Notes at a tender price of 104.5% of the principal amount.  On November 12, 2010, the Company also closed on a private placement of $200 million aggregate principal amount of the 2018 Senior Notes.   The Company used a portion of the net proceeds from the sale of the 2018 Senior Notes to fund its purchase of the 2012 Senior Notes in the tender offer and to pay related fees and expenses.

The 2012 Senior Notes and the 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2012 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by substantially all of our subsidiaries. The Company has no independent assets or operations, and any subsidiaries of the parent company, other than the subsidiary guarantors of the 2012 Senior Notes, are minor. The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries that, as of the date of issuance of the notes, were guarantors under the Credit Facility. See Notes Payable Banks - Homebuilding section above.

At December 31, 2010, $41.4 million of our 2012 Senior Notes and $200.0 million of our 2018 Senior Notes were outstanding.

The indentures governing our 2012 Senior Notes and our 2018 Senior Notes contain restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our "restricted payments basket," as defined in each of the indentures, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At December 31, 2010, the restricted payments basket was ($182.6) million under the indenture governing our 2012 Senior Notes, and $28.9 million under the indenture governing the 2018 Senior Notes. As a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any of our common or preferred shares. These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate the loans.

Maturities with respect to the Company’s debt as of December 31, 2010 are as follows:

Debt Maturities
Year Ending December 31,	(In thousands)
2011	$32,197
2012	41,443
2013	—
2014	—
2015	—
Total	$73,640

Note 16. Universal Shelf Registration

On May 19, 2009, we raised $52.6 million by issuing 4,475,600 common shares in a public offering, pursuant to the $250 million universal shelf registration statement filed by the Company with the Securities and Exchange Commission in August 2008.

As of December 31, 2010, $194.1 million remained available for future offerings under the $250 million universal shelf registration statement.  Pursuant to the shelf registration statement, the Company may, from time to time, offer new debt, equity and certain other securities.  The timing and amount of offerings, if any, will depend on market and general business conditions. The shelf registration statement will expire on August 14, 2011.

Note 17. Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 non-cumulative preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 Preferred Shares in the aggregate (the “Preferred Shares”).  The aggregate liquidation value of the Preferred Shares is $100 million.  There were no dividends paid in 2010 or 2009.

As discussed above in Note 15, the indentures governing our 2012 Senior Notes and our 2018 Senior Notes contain provisions that restrict the payment of dividends to the amount of the “restricted payments basket,” as defined in each of the indentures.  At December 31, 2010, the restricted payments basket under the indenture governing the 2012 Senior Notes was $(182.6) million and, therefore, we are currently restricted from making any further dividend payments on our Preferred Shares or repurchasing any Preferred Shares.  We will continue to be restricted from paying dividends or repurchasing shares until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative earnings in excess of the current deficit amount, or our 2012 Senior Notes are repaid in full and (2) our Board of Directors authorizes us to resume dividend payments.

Note 18. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Federal	$(211)	$(27,647)	$26,448
State and local	(924)	(3,233)	3,843
Total	$(1,135)	$(30,880)	$30,291
	Year Ended December 31,
(In thousands)	2010	2009	2007
Current	$(1,135)	$(30,880)	$(37,576)
Deferred	—	—	67,867
Total	$(1,135)	$(30,880)	$30,291

For the years ended December 31, 2010, 2009, and 2008, the Company’s effective tax rate was 4.1%, 33.2% and (14.1%), respectively. The negative tax rate in 2008 is due primarily to the valuation allowance recorded on our deferred tax assets.  Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Federal taxes at statutory rate	$(9,591)	$(32,546)	$(75,312)
State and local taxes – net of federal tax benefit	(601)	(2,101)	2,498
Change in unrecognized tax benefit	(1,782)	(1,294)	(1,469)
Manufacturing credit	—	(1,300)	(1,269)
Change in valuation allowance	10,797	8,220	108,608
Other	42	(1,859)	(2,765)
Total	$(1,135)	$(30,880)	$30,291

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

	Year Ended December 31,
(In thousands)	2010	2009	2008
Balance at January 1, 2010	$3,383	$4,677	$6,146
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	99	139	471
Reductions for tax positions of prior years	(1,881)	(506)	(827)
Settlements	—	(927)	(1,113)
Balance at December 31, 2010	$1,601	$3,383	$4,677

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The Company recognized $0.1 million in interest and penalty charges in both 2010 and 2009, and $0.5 million in 2008.  The Company has an accrual of $0.8 million, $1.3 and $2.0, respectively, for the payment of interest and the payment of penalties at December 31, 2010, 2009 and 2008.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months.  The possible decrease could result from the finalization of the Company's various state income tax audits.  State income tax audits are primarily concerned with apportionment-related issues. The estimated range of the reasonably possible decrease spans from a zero decrease to a decrease of $0.1 million related to lapse in statutes.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2010	2009
Deferred tax assets:
Warranty, insurance and other accruals	$11,870	$12,187
Inventory	31,717	55,303
State taxes	80	17
Net operating loss carryforward	84,333	48,775
Deferred charges	1,192	1,870
Total deferred tax assets	129,192	118,152
Deferred tax liabilities:
Depreciation	1,164	695
Prepaid expenses	153	379
Total deferred tax liabilities	1,317	1,074
Less valuation allowance	127,875	117,078
Net deferred tax asset	$—	$—

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  These assets were largely generated as a result of inventory impairments that the Company incurred in 2006, 2007, 2008, 2009 and 2010.  If, for some reason, the combination of future years' income (or loss), combined with the reversal of the timing differences, results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in a four-year cumulative pre-tax loss position. We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore in 2010 the Company has recorded an additional valuation allowance of $10.8 million, for a total valuation allowance recorded of $127.9 million, against its deferred tax assets. We do not expect to record any additional tax benefits in 2010 as our carryback under the current tax law has been exhausted. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

At December 31, 2010, the Company had a $1.0 million income tax receivable relating to the cash refund to be realized upon the carryback of certain 2010 expenses to 2000.  Of the $30.1 million income tax receivable at December 31, 2009, the company received $29.0 million in 2010. The Company received $25.9 million in the first quarter of 2010 related to the five year carryback of the 2008 NOL to tax years 2003 and 2004, as a result of new legislation, the Worker, Homeownership, and Business Assistance Act of 2009, signed by President Obama on November 6, 2009. The Company received $3.1 million in the fourth quarter of 2010 related to the ten year carryback of certain 2009 expenses to 1999.

At December 31, 2010, the Company had a federal net operating loss carryforward of approximately $70.2 million.  This federal carryforward benefit will begin to expire in 2029. The Company also had state net operating loss benefits of $14.2 million, with $7.8 million expiring between 2022 and 2027, and $6.4 million expiring between 2028 and 2033.

Note 19. Financial Instruments

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2010 and 2009. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash, including restricted cash	$123,131	$123,131	$132,232	$132,232
Mortgage loans held for sale	43,312	43,312	34,978	34,978
Other assets	14,998	15,052	10,172	10,050
Notes receivable	919	771	5,584	5,584
Best-efforts contracts for committed IRLCs and mortgage loans
held for sale	340	340	308	308
Forward sale of mortgage-backed securities	121	121	833	833
Liabilities:
Notes payable - banks	32,197	32,197	24,142	24,142
Mortgage notes payable	5,853	6,564	6,160	7,036
Senior Notes	238,610	243,263	199,424	187,750
Commitments to extend real estate loans	43	43	145	145
Other liabilities	38,301	38,301	51,851	51,851
Off-Balance Sheet Financial Instruments:
Letters of credit	—	627	—	693

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2010 and 2009:

Cash, Restricted Cash and Other Liabilities.  The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sale of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, and Senior Notes.  The fair value of these financial instruments was determined based upon market quotes at December 31, 2010 and 2009.  The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation.  The inputs were adjusted to account for the condition of the asset or liability.

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

Letters of Credit.  Letters of credit of $39.2 million and $28.3 million represent potential commitments at December 31, 2010 and 2009, respectively.  The letters of credit generally expire within one or two years.  The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

Note 20. Business Segments

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our ten individual homebuilding operating segments and the results of the financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding (formerly Florida homebuilding), Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas (1)	Raleigh, North Carolina
Chicago, Illinois

(1) We announced our entry into the Houston market in March 2010, and we commenced home construction in Houston during the fourth quarter of 2010.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating (loss) income, depreciation expense and interest expense for the years ended December 31, 2010, 2009 and 2008, as well as the Company’s (loss) income from continuing operations before income taxes for such periods.  The following table also shows, by segment, assets and investment in Unconsolidated LLCs at December 31, 2010, 2009 and 2008:

	Years Ended
	2010	2009	2008
Revenue:
Midwest homebuilding	$295,096	$258,910	$232,715
Southern homebuilding	89,896	95,615	151,643
Mid-Atlantic homebuilding	217,148	201,366	202,038
Other homebuilding – unallocated (a)	—	—	7,131
Financial services	14,237	14,058	14,132
Total revenue	$616,377	$569,949	$607,659
Operating (loss) income:
Midwest homebuilding (b)	$3,294	$(17,590)	$(73,073)
Southern homebuilding (b)	(3,593)	(41,092)	(71,864)
Mid-Atlantic homebuilding (b)	7,004	(7,500)	(41,491)
Other homebuilding – unallocated (a)	—	—	503
Financial services	6,508	6,533	6,010
Less: Corporate selling, general and administrative expense (c)	(22,824)	(23,932)	(29,567)
Total operating loss	$(9,611)	$(83,581)	$(209,482)
Interest expense:
Midwest homebuilding	$3,689	$4,043	$5,197
Southern homebuilding	1,520	1,690	2,335
Mid-Atlantic homebuilding	3,262	2,235	3,209
Financial services	944	499	456
Total interest expense	$9,415	$8,467	$11,197
Other (loss) income (d)	(8,378)	(941)	5,555
Loss from continuing operations before income taxes	$(27,404)	$(92,989)	$(215,124)

	Years Ended
	2010	2009	2008
Assets:
Midwest homebuilding	$224,302	$224,059	$242,066
Southern homebuilding	76,116	80,797	121,587
Mid-Atlantic homebuilding	172,297	141,998	185,268
Financial services	54,694	52,092	60,992
Corporate	134,485	164,882	83,375
Total assets	$661,894	$663,828	$693,288
Investment in Unconsolidated LLCs:
Midwest homebuilding	$5,929	$6,051	$6,359
Southern homebuilding	4,660	4,248	6,771
Total investment in Unconsolidated LLCs	$10,589	$10,299	$13,130
Depreciation and amortization:
Midwest homebuilding	$1,036	$659	$336
Southern homebuilding	498	728	1,288
Mid-Atlantic homebuilding	763	959	1,028
Financial services	390	395	471
Corporate	2,507	5,130	4,631
Total depreciation and amortization	$5,194	$7,871	$7,754

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

(b)
The years ended December 31, 2010, 2009 and 2008 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $13.2 million, $57.1 million and $158.6 million, respectively.  For 2010, 2009 and 2008, these charges reduced operating income by $3.9 million, $20.4 million and $56.3 million in the Midwest region, $4.5 million, $24.1 million and $66.9 million in the Southern region, and $4.8 million, $12.6 million and $35.4 million in the Mid-Atlantic region, respectively.

(c)
The years ended December 31, 2009 and 2008 include the impact of severance charges of $1.0 million and $3.3 million, respectively.  The year ended December 31, 2008 also includes charges of $3.3 million for corporate asset impairments.

(d)
Other (loss) income is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010, the sale of the Company's airplane during the first quarter of 2009, and the gain recognized on the exchange of the Company’s airplane during the first quarter of 2008.

Note 21. Supplemental Guarantor Information

The Company's obligations under 2018 Senior Notes are not guaranteed by all of the Company's subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

The following condensed consolidating financial information includes balance sheets, statements of operations and cash flow information for the Parent Company, the Guarantors, as defined and listed in the indenture for the 2018 Senior Notes (the “Guarantor Subsidiaries”), collectively, and for all other subsidiaries and joint ventures of the Company (“the Non-Guarantor Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect wholly-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the 2018 Senior Notes, on a joint and several basis.

There are no significant restrictions on the Parent Company's ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.

As of December 31, 2010, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

In the condensed financial tables presented below, the parent company includes all of the wholly-owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$602,140	$14,237	$—	$616,377
Costs, expenses and other loss:
Land and housing	—	511,408	—	—	511,408
Impairment of inventory and investment in Unconsolidated LLCs	—	12,538	—	—	12,538
General and administrative	—	45,929	8,029	—	53,958
Selling	—	48,084	—	—	48,084
Interest	—	8,471	944	—	9,415
Other loss	8,378	—	—	—	8,378
Total costs, expenses and other loss	8,378	626,430	8,973	—	643,781

(Loss) income before income taxes	(8,378)	(24,290)	5,264	—	(27,404)

(Benefit) provision for income taxes	—	(3,291)	2,156	—	(1,135)

Equity in subsidiaries	(17,891)	—	—	17,891	—

Net loss	$(26,269)	$(20,999)	$3,108	$17,891	$(26,269)

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$555,891	$14,058	$—	$569,949
Costs, expenses and other loss:
Land and housing	—	494,989	—	—	494,989
Impairment of inventory and investment in Unconsolidated LLCs	—	55,421	—	—	55,421
General and administrative	—	51,312	7,858	—	59,170
Selling	—	43,950	—	—	43,950
Interest	—	7,968	499	—	8,467
Other loss	—	941	—	—	941
Total costs, expenses and other loss	—	654,581	8,357	—	662,938

(Loss) income before income taxes	—	(98,690)	5,701	—	(92,989)

(Benefit) provision for income taxes	—	(32,485)	1,605	—	(30,880)

Equity in subsidiaries	(62,109)	—	—	62,109	—

Net loss	$(62,109)	$(66,205)	$4,096	$62,109	$(62,109)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2008
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$594,316	$13,343	$—	$607,659
Costs, expenses and other loss:
Land and housing	—	532,164	—	—	532,164
Impairment of inventory and investment in Unconsolidated LLCs	—	153,300	—	—	153,300
General and administrative	—	68,967	8,491	—	77,458
Selling	—	54,219	—	—	54,219
Interest	—	10,741	456	—	11,197
Other income	—	(5,555)	—	—	(5,555)
Total costs, expenses and other income	—	813,836	8,947	—	822,783

(Loss) income from continuing operations before income taxes	—	(219,520)	4,396	—	(215,124)

Provision for income taxes	—	29,097	1,194	—	30,291

Equity in Subsidiaries	(245,415)	—	—	245,415	—

Net (loss) income from continuing operations	(245,415)	(248,617)	3,202	245,415	(245,415)

Equity in subsidiaries from discontinued operations	(33)	—	—	33	—

Loss from discontinued operations, net of tax	(33)	(33)	—	33	(33)

Net (loss) income	$(245,448)	$(248,650)	$3,202	$245,448	$(245,448)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash	$—	$71,874	$9,334	$—	$81,208
Restricted cash	—	41,923	—	—	41,923
Mortgage loans held for sale	—	—	43,312	—	43,312
Inventory	—	450,936	—	—	450,936
Property and equipment - net	—	16,340	214	—	16,554
Investment in Unconsolidated LLCs	—	—	10,589	—	10,589
Investment in subsidiaries	418,085	—	—	(418,085)	—
Intercompany	116,875	(102,884)	(13,991)	—	—
Income tax receivable	—	994	—	—	994
Other assets	7,141	6,631	2,606	—	16,378
TOTAL ASSETS	$542,101	$485,814	$52,064	$(418,085)	$661,894

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$28,631	$399	$—	$29,030
Customer deposits	—	3,017	—	—	3,017
Other liabilities	—	37,305	4,811	—	42,116
Community development district obligations	—	7,112	—	—	7,112
Obligation for consolidated inventory not owned	—	468	—	—	468
Note payable bank - financial services operations	—	—	32,197	—	32,197
Note payable – other	—	5,853	—	—	5,853
Senior notes	238,610	—	—	—	238,610
TOTAL LIABILITIES	238,610	82,386	37,407	—	358,403

Shareholders' equity	303,491	403,428	14,657	(418,085)	303,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$542,101	$485,814	$52,064	$(418,085)	$661,894

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash	$—	$96,464	$13,466	$—	$109,930
Restricted cash	—	22,302	—	—	22,302
Mortgage loans held for sale	—	—	34,978	—	34,978
Inventory	—	420,289	—	—	420,289
Property and equipment - net	—	18,475	523	—	18,998
Investment in Unconsolidated LLCs	—	—	10,299	—	10,299
Investment in subsidiaries	442,976	—	—	(442,976)	—
Intercompany	80,771	(66,863)	(13,908)	—	—
Income tax receivable	—	30,135	—	—	30,135
Other assets	2,439	11,287	3,171	—	16,897
TOTAL ASSETS	$526,186	$532,089	$48,529	$(442,976)	$663,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$37,780	$482	$—	$38,262
Customer deposits	—	3,831	—	—	3,831
Other liabilities	—	51,071	5,355	—	56,426
Community development district obligations	—	8,204	—	—	8,204
Obligation for consolidated inventory not owned	—	616	—	—	616
Note payable bank - financial services operations	—	—	24,142	—	24,142
Note payable – other	—	6,160	—	—	6,160
Senior notes	199,424	—	—	—	199,424
TOTAL LIABILITIES	199,424	107,662	29,979	—	337,065

Shareholders' equity	326,762	424,427	18,550	(442,976)	326,763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$526,186	$532,089	$48,529	$(442,976)	$663,828

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	—	(33,806)	(3,496)	—	(37,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(19,585)	—	—	(19,585)
Purchase of property and equipment	—	(1,480)	(80)	—	(1,560)
Investments in and advances to Unconsolidated LLC's	—	—	(1,229)	—	(1,229)
Distributions from Unconsolidated LLC's	—	—	13	—	13
Net cash used in investing activities	—	(21,065)	(1,296)	—	(22,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	(166,088)	—	—	—	(166,088)
Proceeds from issuance of senior notes	197,174	—	—	—	197,174
Proceeds from bank borrowings - net	—	—	8,055	—	8,055
Principal repayments of mortgage notes payable other and community development district bond obligations	—	(325)	—	—	(325)
Intercompany financing	(23,517)	30,606	(7,089)	—	—
Debt issue costs	(7,568)	—	(306)	—	(7,874)
Proceeds from exercise of stock options	12	—	—	—	12
Excess tax benefits from stock-based payment arrangements	(13)	—	—	—	(13)
Net cash provided by financing activities	—	30,281	660	—	30,941

Net (decrease) increase in cash	—	(24,590)	(4,132)	—	(28,722)
Cash balance at beginning of year	—	96,464	13,466	—	109,930
Cash balance at end of year	$—	71,874	$9,334	—	$81,208

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	—	55,159	13,322	—	68,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(19,155)	—	—	(19,155)
Purchase of property and equipment	—	(3,975)	(33)	—	(4,008)
Proceeds from the sale of property	—	7,878	—	—	7,878
Investments in and advances to Unconsolidated LLC's	—	—	(5,003)	—	(5,003)
Distributions from Unconsolidated LLC's	—	—	809	—	809
Net cash used in investing activities	—	(15,252)	(4,227)	—	(19,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(10,936)	—	(10,936)
Principal repayments of mortgage notes payable other and community development district bond obligations	—	(10,782)	—	—	(10,782)
Intercompany financing	(50,415)	53,525	(3,110)	—	—
Net proceeds from issuance of common stock	52,568	—	—	—	52,568
Debt issue costs	(2,122)	—	(196)	—	(2,318)
Payments on capital lease obligations	—	(91)	—	—	(91)
Proceeds from exercise of stock options	70	—	—	—	70
Excess tax benefits from stock-based payment arrangements	(101)	—	—	—	(101)
Net cash provided by (used in) financing activities	—	42,652	(14,242)	—	28,410

Net increase (decrease) in cash	—	82,559	(5,147)	—	77,412
Cash balance at beginning of year	—	13,905	18,613	—	32,518
Cash balance at end of year	$—	96,464	$13,466	—	$109,930

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	—	94,428	54,447	—	148,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	—	—	—	—
Purchase of property and equipment	—	(4,015)	68	—	(3,947)
Proceeds from the sale of property	—	9,454	—	—	9,454
Investments in and advances to Unconsolidated LLC's	—	—	(5,196)	—	(5,196)
Distributions from Unconsolidated LLC's	—	—	431	—	431
Net cash provided by (used in) investing activities	—	5,439	(4,697)	—	742

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments of) proceeds from bank borrowings - net	(115,000)	9,857	(5,322)	—	(110,465)
Principal repayments of mortgage notes payable other and community development district bond obligations	—	(331)	—	—	(331)
Intercompany financing	122,020	(94,699)	(27,321)	—	—
Debt issue costs	(1,063)	—	—	—	(1,063)
Payments on capital lease obligations	—	(789)	—	—	(789)
Dividends paid	(5,935)	—	—	—	(5,935)
Proceeds from exercise of stock options	75	—	—	—	75
Excess tax benefits from stock-based payment arrangements	(97)	—	—	—	(97)
Net cash used in financing activities	—	(85,962)	(32,643)	—	(118,605)

Net increase in cash	—	13,905	17,107	—	31,012
Cash balance at beginning of year	—	—	1,506	—	1,506
Cash balance at end of year	$—	13,905	$18,613	—	$32,518

Note 22. Supplementary Financial Data (Unaudited)

The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
(In thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$164,975	$135,609	$196,404	$119,389
Gross margin (a)	$25,265	$25,154	$25,047	$16,965
Net loss (b)	$(11,057)	$(2,070)	$(4,807)	$(8,335)
Loss per common share:
Basic (b)	$(0.60)	$(0.11)	$(0.26)	$(0.45)
Diluted (b)	$(0.60)	$(0.11)	$(0.26)	$(0.45)
Weighted average common shares outstanding (In thousands):
Basic	18,523	18,523	18,523	18,521
Diluted	18,523	18,523	18,523	18,521

	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
(In thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$204,916	$152,738	$116,146	$96,149
Gross margin (a)	$7,919	$6,360	$7,972	$(2,712)
Net income (loss) (b)	$6,996	$(21,074)	$(19,902)	$(28,129)
Earnings (loss) per common share:
Basic (b)	$0.38	$(1.14)	$(1.26)	$(2.01)
Diluted (b)	$0.37	$(1.14)	$(1.26)	$(2.01)
Weighted average common shares outstanding (In thousands):
Basic	18,519	18,514	15,790	14,027
Diluted	18,712	18,514	15,790	14,027

(a)
First, second, third and fourth quarters of 2010 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, which reduced gross margin by $3.1 million, $6.3 million, $1.8 million and $1.3 million, respectively.  These same charges reduced gross margin in the first, second, third and fourth quarters of 2009 by $10.9 million, $6.6 million, $15.0 million and $22.9 million, respectively.

(b)
First, second, third and fourth quarters of 2010 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, the write-off of land deposits and pre-acquisition costs, and charges related to the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.  These charges increased net loss by $2.4 million, $4.0 million, $(0.3) million and $1.0 million, respectively, and increased loss per common share for those same periods by $0.13, 0.22, (0.02) and $0.05.  First, second, third and fourth quarters of 2009 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, the write-off of land deposits and pre-acquisition costs, and charges related to the repair of certain homes in Florida where certain of our subcontractors had purchased imported drywall that may be responsible for accelerated corrosion of certain metals in the home.  These charges reduced (increased) net income (loss) by $9.3 million, $5.7 million, $12.1 million and $15.9 million, respectively, and reduced (increased) earnings (loss) per common share for those same periods by $0.66, 0.36, 0.65 and $0.85.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed by the Company's management, with the participation of the Company’s principal executive officer and principal financial officer, as required by Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 95 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 28, 2011

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and all employees of the Company.  The Code of Business Conduct and Ethics is posted on our website, http://mihomes.com.  We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website. Copies of the Code of Business Conduct and Ethics will be provided free of charge upon written request directed to Investor Relations, M/I Homes, Inc., 3 Easton Oval, Suite 500, Columbus, OH 43219.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 with respect to the common shares issuable under the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,998,136	23.31	369,454
Equity compensation plans not approved by shareholders (2)	114,859	—	643,507
Total	2,112,995	23.31	1,012,961

(1)
Consists of the Company’s 1993 Stock Incentive Plan as Amended (1,602,943 outstanding stock options), which expired in April 2009, the Company’s 2006 Director Equity Incentive Plan (23,153 outstanding stock units), which was terminated in May 2009, and the Company’s 2009 Long-Term Incentive Plan (12,000 outstanding stock units).  The weighted average exercise price relates to the stock options granted under the 1993 Stock Incentive Plan as Amended and the 2009 Long-Term Incentive Plan.  The stock units granted under the 2006 Director Equity Incentive Plan and the 2009 Long-Term Incentive Plan are “full value awards” that were issued at an average unit price of $27.98 and $14.70, respectively, and will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price. The aggregate number of shares with respect to which awards may be granted under the 2009 Long-Term Incentive Plan as Amended is 700,000 shares plus any shares subject to outstanding awards under the 1993 Stock Incentive Plan as of May 5, 2009 that on or after May 5, 2009 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares (45,694 shares at December 31, 2010).  Refer to Note 2 of the Company’s Consolidated Financial Statements for further discussion of these plans.

(2)
Consists of the Company’s Director Deferred Compensation Plan and the Company’s Executives’ Deferred Compensation Plan.  At December 31, 2010, the average unit price of the outstanding “phantom stock” units granted under these plans was $20.24.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into phantom stock units which will be settled at a future date in common shares on a one-for-one basis without the payment of any exercise price.  Refer to Note 2 to the Company’s Consolidated Financial Statements for further discussion of these plans.  Neither the Director Deferred Compensation Plan nor the Executives’ Deferred Compensation Plan provides for a specified limit on the number of common shares which may be attributable to participants’ accounts relating to phantom stock units and issued under the terms of these plans.  The number of securities remaining available for future issuance is based on the number of common shares registered under the Registration Statements on Form S-8 maintained for such plans which have not been issued under the plans as of December 31, 2010.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
		Page in
		this
	Financial Statements	Report

	Report of Independent Registered Public Accounting Firm	54
	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	55
	Consolidated Balance Sheets as of December 31, 2010 and 2009	56
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009
	and 2008	57
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	58
	Notes to Consolidated Financial Statements	59

(2)	Financial Statement Schedules:

	None required.

(3)	Exhibits:

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-12434).

3.2
Amendment to Article First of the Amended and Restated Articles of Incorporation of M/I Homes, Inc., dated January 9, 2004, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

3.3
Amendment to Article Fourth of the Amended and Restated Articles of Incorporation of M/I Homes, Inc., dated March 13, 2007, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 15, 2007.

3.4
Amended and Restated Regulations of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-12434).

3.5
Amendment to Article I(f) of the Amended and Restated Regulations of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12434).

3.6
Amendment to Article II(f) of the Amended and Restated Regulations of M/I Homes, Inc., incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 13, 2009.

4.1
Specimen certificate representing M/I Homes, Inc.'s common shares, par value $.01 per share, incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1, Commission File No. 33-68564.

4.2
Indenture, dated as of March 24, 2005, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.'s 6.875% Senior Notes due 2012, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 24, 2005.

4.3
Registration Rights Agreement, dated as of March 24, 2005, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 24, 2005.

4.4
Specimen certificate representing M/I Homes, Inc.'s 9.75% Series A Preferred Shares, par value $.01 per share, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 15, 2007.

4.5
Indenture, dated as of November 12, 2010, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.'s 8.625% Senior Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2010.

4.6
Registration Rights Agreement, dated as of November 12, 2010, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 12, 2010.

10.1*
M/I Homes, Inc. 401(k) Profit Sharing Plan, as amended and restated on November 20, 2007, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on August 27, 2010 (File No. 333-169074).

10.2*
Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan, dated December 4, 2008, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on August 27, 2010 (File No. 333-169074).

10.3*
Amendment to the M/I Homes, Inc. 401(k) Profit Sharing Plan, dated September 14, 2009, incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 filed on August 27, 2010 (File No. 333-169074).

10.4
Credit Agreement, dated as of June 9, 2010, by and among M/I Homes, Inc., as borrower, the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, N.A. and The Huntington National Bank, as co-syndication agents, and Fifth Third Bank and US Bank National Association, as co-documentation agents, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2010.

10.5
Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated as of April 29, 2009, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.6
Amendment No. 1 to Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated as of September 23, 2009, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7
Amendment No. 2 to Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated as of December 30, 2009, incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.8
Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated as of April 27, 2010, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.9
Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.

10.10
Pledge Agreement by and between Citibank, N.A. and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 30, 2009.

10.11
Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 30, 2009.

10.12
Credit Agreement by and between The Huntington National Bank and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 30, 2009.

10.13
Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2010.

10.14
Continuing Agreement for Standby Letters of Credit by and between Citibank, N.A. and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 17, 2010.

10.15
First Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 17, 2010.

10.16
Amendment No. 1 to Credit Agreement by and between The Huntington National Bank and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 17, 2010.

10.17
Continuing Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of June 4, 2010, incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 17, 2010.

10.18*
M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 22, 1999, incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12434).

10.19*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated August 11, 1999, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12434).

10.20*
Second Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated February 13, 2001, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12434).

10.21*
Third Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 27, 2006, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.22*
Fourth Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.23*
M/I Homes, Inc. Amended and Restated 2006 Director Equity Incentive Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.24*
M/I Homes, Inc. Amended and Restated Director Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.25*
M/I Homes, Inc. Amended and Restated Executives' Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.26*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and among M/I Homes, Inc., Robert H. Schottenstein and Steven Schottenstein (as successor to Janice K. Schottenstein), as Trustee of the Robert H. Schottenstein 1996 Insurance Trust, incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-12434).

10.27*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.28*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2008.

10.29*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 3, 2008.

10.30*
Change of Control Agreement between M/I Homes, Inc. and J. Thomas Mason, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 3, 2008.

10.31*	M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2009.

10.32*	M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 11, 2009.

10.33*	First Amendment to M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 11, 2009.

10.34*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.35*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2010.

21	Subsidiaries of M/I Homes, Inc. (Filed herewith.)

23	Consent of Deloitte & Touche LLP. (Filed herewith.)

24	Powers of Attorney. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
* Management contract or compensatory plan or arrangement.

(b) Exhibits.

Reference is made to Item 15(a)(3) above for a complete list of exhibits that are filed with this report.  The following is a list of exhibits, included in Item 15(a)(3) above, that are filed concurrently with this report.

Exhibit Number	Description
21	Subsidiaries of M/I Homes, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Financial statement schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2011.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2011.

NAME AND TITLE	NAME AND TITLE

JOSEPH A. ALUTTO*	/s/Robert H. Schottenstein
Joseph A. Alutto	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
FRIEDRICH K. M. BÖHM*	(Principal Executive Officer)
Friedrich K. M. Böhm
Director	/s/Phillip G. Creek
Phillip G. Creek
THOMAS D. IGOE*	Executive Vice President,
Thomas D. Igoe	Chief Financial Officer and Director
Director	(Principal Financial Officer)

J. THOMAS MASON*	/s/Ann Marie W. Hunker
J. Thomas Mason	Ann Marie W. Hunker
Executive Vice President, General	Vice President, Corporate Controller
Counsel and Director	(Principal Accounting Officer)

JEFFREY H. MIRO*
Jeffrey H. Miro
Director

NORMAN L. TRAEGER*
Norman L. Traeger
Director

SHAREN J. TURNEY*
Sharen J. Turney
Director

*The above-named directors of the registrant execute this report by Phillip G. Creek, their Attorney-in-Fact, pursuant to the powers of attorney executed by the above-named directors, which powers of attorney are filed as Exhibit 24 to this report.

By:	/s/Phillip G. Creek
Phillip G. Creek, Attorney-In-Fact