Form 10-Q
period 2011-03-31
M I HOMES INC
filed 2011-05-02
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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
Common shares, par value $.01 per share: 18,710,100 shares outstanding as of April 27, 2011.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$80,361	$81,208
Restricted cash	46,668	41,923
Mortgage loans held for sale	33,182	43,312
Inventory	443,478	450,936
Property and equipment - net	15,952	16,554
Investment in Unconsolidated LLCs	10,822	10,589
Income tax receivable	1,162	994
Other assets	14,117	16,378
TOTAL ASSETS	$645,742	$661,894

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$32,242	$29,030
Customer deposits	4,076	3,017
Other liabilities	42,806	42,116
Community development district obligations	6,860	7,112
Obligation for consolidated inventory not owned	468	468
Note payable bank - financial services operations	26,024	32,197
Note payable — other	5,773	5,853
Senior notes	238,711	238,610
TOTAL LIABILITIES	356,960	358,403

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares — $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares — $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares at both March 31, 2011 and December 31, 2010	221	221
Additional paid-in capital	139,058	140,418
Retained earnings	120,539	137,578
Treasury shares — at cost — 3,391,623 and 3,577,388 shares, respectively, at March 31, 2011 and December 31, 2010	(67,361)	(71,051)
TOTAL SHAREHOLDERS' EQUITY	288,782	303,491

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$645,742	$661,894

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$110,570	$119,389
Costs and expenses:
Land and housing	92,574	99,308
Impairment of inventory and investment in Unconsolidated LLCs	10,871	3,116
General and administrative	11,402	12,892
Selling	8,654	10,594
Interest	4,035	2,141
Total costs and expenses	127,536	128,051

Loss before income taxes	(16,966)	(8,662)

Provision (benefit) for income taxes	73	(327)

Net loss	$(17,039)	$(8,335)

Loss per common share:
Basic	$(0.92)	$(0.45)
Diluted	$(0.92)	$(0.45)

Weighted average shares outstanding:
Basic	18,615	18,521
Diluted	18,615	18,521

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2011
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders'
(Dollars in thousands)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2010	4,000	$96,325	18,524,335	$221	$140,418	$137,578	$(71,051)	$303,491
Net loss	—	—	—	—	—	(17,039)	—	(17,039)
Income tax benefit from stock options and deferred compensation distributions	—	—	—	—	369	—	—	369
Stock options exercised	—	—	179,446	—	(2,148)	—	3,564	1,416
Stock-based compensation expense	—	—	—	—	483	—	—	483
Deferral of executive and director compensation	—	—	—	—	62	—	—	62
Executive and director deferred compensation distributions	—	—	6,319	—	(126)	—	126	—
Balance at March 31, 2011	4,000	$96,325	18,710,100	$221	$139,058	$120,539	$(67,361)	$288,782

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
(Dollars in thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(17,039)	$(8,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	11,129	3,191
Mortgage loan originations	(71,034)	(80,751)
Proceeds from the sale of mortgage loans	83,195	81,833
Fair value adjustment of mortgage loans held for sale	(2,031)	(1,244)
Net loss from property disposals	35	6
Depreciation	1,252	1,285
Amortization of intangibles, debt discount and debt issue costs	649	677
Stock-based compensation expense	483	695
Deferred income tax benefit	(6,558)	(3,035)
Deferred tax asset valuation allowance	6,558	3,035
Income tax receivable	(168)	25,685
Excess tax expense from stock-based payment arrangements	(369)	14
Equity in undistributed loss of Unconsolidated LLCs	10	4
Change in assets and liabilities:
Cash held in escrow	(6,314)	(6,794)
Inventory	(4,226)	(26,791)
Other assets	1,663	292
Accounts payable	3,212	7,686
Customer deposits	1,059	1,125
Accrued compensation	(2,273)	(2,314)
Other liabilities	3,394	(899)
Net cash provided by (used in) operating activities	2,627	(4,635)

INVESTING ACTIVITIES:
Restricted cash	1,569	(2,034)
Purchase of property and equipment	(332)	(642)
Investment in unconsolidated limited liability companies	(243)	(94)
Return of investment from Unconsolidated LLCs	—	13
Net cash provided by (used in) investing activities	994	(2,757)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(6,173)	150
Principal repayments of note payable-other and community development district bond obligations	(80)	(93)
Proceeds from exercise of stock options	1,416	5
Excess tax benefit from stock-based payment arrangements	369	(14)
Net cash (used in) provided by financing activities	(4,468)	48
Net decrease in cash	(847)	(7,344)
Cash balance at beginning of period	81,208	109,930
Cash balance at end of period	$80,361	$102,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(1,573)	$(1,918)
Income taxes	$102	$5

NON-CASH TRANSACTIONS DURING THE YEAR:
Community development district infrastructure	$(252)	$(305)
Consolidated inventory not owned	$—	$(616)
Deferral of executive and director compensation	$62	$112
Executive and director deferred compensation distributions	$126	$37

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“Unconsolidated LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers' compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2010 Form 10-K, as the same may be updated from time to time in our subsequent filings with the Securities and Exchange Commission.

NOTE 2. Cash and Restricted Cash

The table below is a summary of our cash balances at March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010

Homebuilding	$63,385	$71,874
Financial services	16,976	9,334
Unrestricted cash	$80,361	$81,208
Restricted cash	46,668	41,923
Total cash	$127,029	$123,131
Restricted cash primarily consists of homebuilding cash the Company had designated as collateral at March 31, 2011 and December 31, 2010 in accordance with the four secured Letter of Credit Facilities that were entered into in July 2009 and the one secured Letter of Credit Facility entered into in June 2010 (collectively, as amended, the “Letter of Credit Facilities”). Restricted cash also includes cash held in escrow of $9.5 million and $3.1 million at March 31, 2011 and December 31, 2010, respectively.

NOTE 3. Fair Value Measurements

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $8.8 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At March 31, 2011 and December 31, 2010, the notional amount of the uncommitted IRLCs was $29.4 million and $24.9 million, respectively.

Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings. At March 31, 2011 and December 31, 2010, the notional amount under these FMBSs was $30.0 million and $27.0 million, respectively.

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $27.7 million and $42.7 million at March 31, 2011 and December 31, 2010, respectively.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were both $4.0 million at March 31, 2011 and $2.0 and $1.9, respectively, at December 31, 2010. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2011 and December 31, 2010:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$33,182	$—	$33,182	$—
Forward sales of mortgage-backed securities	171	—	171	—
Interest rate lock commitments	3	—	3	—
Best-efforts contracts	145	—	145	—

Total	$33,501	$—	$33,501	$—

	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Financial Instrument (in thousands)
Mortgage loans held for sale	$43,312	$—	$43,312	$—
Forward sales of mortgage-backed securities	121	—	121	—
Interest rate lock commitments	(43)	—	(43)	—
Best-efforts contracts	340	—	340	—
Total	$43,730	$—	$43,730	$—
The following table sets forth the amount of gain (loss) recognized, within our financial services revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis:

	Three Months Ended March 31,
Description (in thousands)	2011	2010
Mortgage loans held for sale	$2,031	$1,244
Forward sales of mortgage-backed securities	50	(6)
Interest rate lock commitments	46	210
Best-efforts contracts	(195)	(534)
Total gain recognized	$1,932	$914
The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives		Liability Derivatives
	March 31, 2011		March 31, 2011
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$171	Other liabilities	$—
Interest rate lock commitments	Other assets	3	Other liabilities	—
Best-efforts contracts	Other assets	145	Other liabilities	—
Total fair value measurements		$319		$—

	Asset Derivatives		Liability Derivatives
	At December 31, 2010		At December 31, 2010
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$121	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	43
Best-efforts contracts	Other assets	340	Other liabilities	—
Total fair value measurements		$461		$43

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. From this review, we identify communities whose carrying values may exceed their undiscounted cash flows. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

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

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, foreclosure sales, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters.

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, which include the impact of short sales, if any, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales prices realized in its most recent quarters and the sales prices in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models.

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

The estimate of an investment's fair value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the fair value of the lots at the time of distribution to the Company, and the proceeds from, and timing of, the sale of land or lots to third parties. In estimating the fair value of its investments in Unconsolidated LLCs, the Company projects cash flows associated with each entity, and, as of March 31, 2011, applied a discount rate of 16% to reflect the perceived risks associated with the projected cash flows.

In addition to the assumptions management must make to determine if the investment's fair value is less than its carrying value, management must also use judgment in determining whether the impairment is other than temporary. Among the factors management considers are: (1) the length of time and the extent to which the fair value has been less than the carrying amount; (2) the financial condition and near-term prospects of the entity, including its liquidity needs; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur in the future.

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the three months ended March 31, 2011 and the year ended December 31, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$20,416	$—	$—	$20,416	10,821
Investments in LLCs	$—	$—	$—	$—	50

Total fair value measurements	$20,416	$—	$—	$20,416	10,871

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$16,793	$—	$—	$16,793	12,506
Investments in LLCs	$50	$—	$—	$50	32

Total fair value measurements	$16,843	$—	$—	$16,843	12,538
NOTE 4. Inventory

A summary of the Company's inventory as of March 31, 2011 and December 31, 2010 is as follows:

(In thousands)	March 31, 2011	December 31, 2010
Single-family lots, land and land development costs	$258,038	$262,960
Homes under construction	150,286	151,524
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2011 - $3,570; December 31, 2010 - $3,230)	22,340	23,255
Community development district infrastructure	6,860	7,112
Land purchase deposits	1,834	1,965
Consolidated inventory not owned	4,120	4,120
Total inventory	$443,478	$450,936
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Homes under construction includes homes that are in various stages of construction. As of March 31, 2011 and December 31, 2010, we had 441 homes (with a carrying value of $54.7 million) and 561 homes (with a carrying value of $74.4 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Refer to Note 3 for additional details relating to our procedures for evaluating our inventories for impairment.

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement. For the three months ended March 31, 2011 and 2010, the Company wrote off $0.2 million and $0.1 million, respectively, in option deposits and pre-acquisition costs. Refer to Note 5 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 5. Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

A summary of the Company’s valuation adjustments and write-offs for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Impairment of operating communities:
Midwest	$2,868	$1
Southern	1,764	74
Mid-Atlantic	—	90
Total impairment of operating communities (a)	$4,632	$165
Impairment of future communities:
Midwest	$2,144	$—
Southern	3,455	1,661
Mid-Atlantic	—	1,290
Total impairment of future communities (a)	$5,599	$2,951
Impairment of land held for sale:
Midwest	$—	$—
Southern	590	—
Mid-Atlantic	—	—
Total impairment of land held for sale (a)	$590	$—
Option deposits and pre-acquisition costs write-offs:
Midwest	$21	$10
Southern	8	1
Mid-Atlantic	229	64
Total option deposits and pre-acquisition costs write-offs (b)	$258	$75
Impairment of investments in Unconsolidated LLCs:
Midwest	$—	$—
Southern	50	—
Mid-Atlantic	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$50	$—

Total impairments and write-offs of option deposits and
pre-acquisition costs	$11,129	$3,191

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 6. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest is as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Capitalized interest, beginning of period	$20,075	$23,670
Interest capitalized to inventory	2,162	2,248
Capitalized interest charged to cost of sales	(2,338)	(2,231)
Capitalized interest, end of period	$19,899	$23,687

Interest incurred — net	$6,197	$4,389
NOTE 7. Investment in Unconsolidated Limited Liability Companies

At March 31, 2011, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company. These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. The Company's maximum exposure related to its investment in these entities as of March 31, 2011 was the amount invested of $10.8 million. Included in the Company's investment in Unconsolidated LLCs at both March 31, 2011 and December 31, 2010 were $0.8 million of capitalized interest and other costs. The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis. If the fair value of the investment (see Note 3) is less than the investment's carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

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

The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets. A summary of warranty activity for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Warranty accrual, beginning of period	$8,335	$8,657
Warranty expense on homes delivered during the period	869	1,018
Changes in estimates for pre-existing warranties	(130)	49
Settlements made during the period	(1,149)	(1,295)
Warranty accrual, end of period	$7,925	$8,429
Guarantees and Indemnities

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a wholly-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $128.0 million and $142.2 million were covered under the above guarantees as of March 31, 2011 and December 31, 2010, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at March 31, 2011, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2011, but has provided indemnifications to third party investors in lieu of repurchasing certain loans.  The total of these indemnified loans was approximately $3.6 million at both March 31, 2011 and December 31, 2010.  The risk associated with the guarantees and indemnities above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $1.4 million as of both March 31, 2011 and December 31, 2010, and would be offset by the value of the underlying assets. The Company has accrued management's best estimate of the probable loss on the above loans.

The Company has recorded a liability relating to the guarantees and indemnities described above totaling $2.1 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively, which is management's best estimate of the fair value of the Company's liability.

At March 31, 2011, the Company had outstanding $41.4 million of 6.875% Senior Notes due 2012 (the “2012 Senior Notes”), which are fully and unconditionally guaranteed jointly and severally by all of the Company's wholly-owned subsidiaries. At December 31, 2010, the Company also had outstanding $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes"). The Company's obligations under both the 2018 Senior Notes and the Company's three-year $140 million secured revolving credit facility entered into on June 9, 2010 (the “Credit Facility”) are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 9. Commitments and Contingencies

At March 31, 2011, the Company had outstanding approximately $63.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2017. Included in this total are: (1) $21.7 million of performance and maintenance bonds and $27.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company's $0.4 million share of our Unconsolidated LLCs' letters of credit and bonds); (2) $9.4 million of financial letters of credit, of which $0.9 million represent deposits on land and lot purchase agreements; and (3) $5.3 million of financial bonds.

As of March 31, 2011, the Company has identified approximately 90 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  Since 2009, the Company has accrued approximately $13.0 million for the repair of these homes. The remaining balance in this accrual is $1.5 million, which is included in Other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets. During the third quarter of 2010, the Company received a $2.4 million settlement for claims attributed to the defective drywall. The Company has made demand for additional reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall.

At March 31, 2011, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 747 homes with an aggregate sales price of approximately $188.4 million. Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $90.8 million to be made in 2011 relating to those homes. At March 31, 2011, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $122.0 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 10. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and seven other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. During the third quarter of 2010, the Company entered into agreements with three of those homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved, and those three homeowners are no longer parties to any of the MDL Omnibus Actions. The Company intends to vigorously defend against the remaining claims. Given the inherent uncertainties in this litigation, as of March 31, 2011, no accrual has been recorded (other than the accrual for repairs described in Note 9) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. Please refer to Note 9 for further information on this matter.
The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company's net income for the periods in which the matters are resolved. At March 31, 2011 and December 31, 2010, we had $0.7 million and $1.2 million, respectively, reserved for legal expenses.

NOTE 11. Debt

Notes Payable - Homebuilding

At March 31, 2011, borrowing availability under the Credit Facility was $23.2 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $0.1 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $23.1 million. At March 31, 2011, the Company had pledged $76.7 million in aggregate book value of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility. At March 31, 2011, the Company was in compliance with all covenants of the Credit Facility.

At March 31, 2011, there was $36.4 million outstanding under the Letter of Credit Facilities, which was collateralized with $37.2 million of the Company's cash.

Notes Payable — Financial Services

At March 31, 2011, M/I Financial had $16.1 million outstanding under its $45 million secured credit agreement that was entered into on April 27, 2010 (the "MIF Credit Agreement") and was in compliance with all covenants of that agreement. The MIF Credit Agreement was terminated on April 18, 2011 in connection with M/I Financial's entry into a $50 million secured mortgage warehousing agreement (the “MIF Mortgage Warehousing Agreement”). See Note 18 for additional information regarding the MIF Mortgage Warehousing Agreement.

At March 31, 2011, M/I Financial had sold and not yet repurchased $9.9 million of mortgages under its uncommitted repurchase agreement that was entered into on December 27, 2010 (the "MIF Mortgage Repurchase Agreement") and was in compliance with all covenants of that agreement. As a result of the repurchase agreement, these were accounted for as secured borrowings.

Senior Notes

As of March 31, 2011, we had $41.4 million of our 2012 Senior Notes and $200.0 million of our 2018 Senior Notes outstanding. The 2012 Senior Notes and the 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2012 Senior

Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our wholly-owned subsidiaries. The parent company has no independent assets or operations, and any subsidiaries of the parent company, other than the subsidiary guarantors of the 2012 Senior Notes, are minor. The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries that, as of the date of issuance of the notes, were guarantors under the Credit Facility.

The indentures governing our 2012 Senior Notes and our 2018 Senior Notes contain restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our "restricted payments basket," as defined in each of the indentures, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At March 31, 2011, the restricted payments basket was ($199.7) million under the indenture governing our 2012 Senior Notes, and $10.4 million under the indenture governing our 2018 Senior Notes. As a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any of our common or preferred shares. These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate any outstanding borrowings under the facility.

NOTE 12. Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during each period. There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share. The table below presents information regarding basic and diluted loss per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011			2010
	Loss	Shares	Loss per share	Loss	Shares	Loss per share

Net loss to common shareholders	$(17,039)	18,615	$(0.92)	$(8,335)	18,521	$(0.45)

Diluted loss to common shareholders	$(17,039)	18,615	$(0.92)	$(8,335)	18,521	$(0.45)

Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share		2,193			1,938
NOTE 13. Income Taxes

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position. We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, for the three months ended March 31, 2011, the Company has recorded an additional valuation allowance of $6.5 million, for a total valuation allowance recorded of $134.4 million, against its deferred tax assets. Excluding the carryback of $0.2 million of certain 2011 expenses to 2001, we do not expect to record any additional tax benefits in 2011 as our carryback under the current tax law has been exhausted. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

At March 31, 2011, the Company had federal net operating loss carryforwards of approximately $72.8 million and federal credit carryforwards of $3.4 million.  These federal carryforward benefits will begin to expire in 2029. The Company also had state net operating loss benefits of $14.8 million, with $8.0 million expiring between 2022 and 2027, and $6.8 million expiring between 2028 and 2033.

NOTE 14. Financial Instruments

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at March 31, 2011 and December 31, 2010. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including restricted cash	$127,029	$127,029	$123,131	$123,131
Mortgage loans held for sale	33,182	33,182	43,312	43,312
Other assets	12,880	12,927	14,998	15,052
Notes receivable	918	785	919	771
Commitments to extend real estate loans	3	3	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	145	145	340	340
Forward sales of mortgage-backed securities	171	171	121	121
Liabilities:
Note payable - banks	26,024	26,024	32,197	32,197
Mortgage notes payable	5,773	5,712	5,853	6,564
Note payable - other	—	—	—	—
Senior Notes	238,711	240,175	238,610	243,263
Commitments to extend real estate loans	—	—	43	43
Forward sales of mortgage-backed securities	—	—	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	—	—
Other liabilities	41,370	41,370	38,301	38,301
Off-Balance Sheet Financial Instruments:
Letters of credit	—	481	—	627
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2011 and December 31, 2010:

Cash, Restricted Cash and Other Liabilities. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Note Payable - Other and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at March 31, 2011 and December 31, 2010. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Other Assets and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Note Payable - Banks. The interest rate available to the Company fluctuates with the Alternate Base Rate or the Eurodollar Rate (for the Credit Facility) or LIBOR (for the MIF Credit Agreement), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $36.5 million and $39.2 million represent potential commitments at March 31, 2011 and December 31, 2010, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 15. Stock-Based Compensation

On February 8, 2011, the Company awarded 313,200 annual service-based stock options under the Company's 2009 Long-Term Incentive Plan (the “2009 LTIP”) that vest 20% annually over five years. These equity awards were granted at a price of $14.18, which represents the closing price of the Company's common shares on the date of grant. The grant date fair value of the stock options ($6.58) was determined at the date of grant using the Black-Scholes option pricing model.

Total recorded compensation expense relating to equity awards granted under the 2009 LTIP was approximately $0.5 million for the three months ended March 31, 2011. As of March 31, 2011, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 0.75 years for the 2009 performance bonus awards.

NOTE 16. Business Segments

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
Chicago, Illinois

(1) We announced our entry into the Houston, Texas market in March 2010, and we commenced home construction in Houston during the fourth quarter of 2010.

In April 2011, we acquired the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating (loss) income and interest expense for the three months ended March 31, 2011 and 2010, as well as the Company’s (loss) income before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2011	2010
Revenue:
Midwest homebuilding	$50,472	$57,908
Southern homebuilding	16,936	19,433
Mid-Atlantic homebuilding	39,962	38,341
Financial services	3,200	3,707
Total revenue	$110,570	$119,389

Operating (loss) income:
Midwest homebuilding (a)	$(4,620)	$(166)
Southern homebuilding (a)	(6,634)	(2,597)
Mid-Atlantic homebuilding (a)	1,193	(364)
Financial services	1,622	1,862
Less: Corporate selling, general and administrative expenses	(4,492)	(5,256)
Total operating loss	$(12,931)	$(6,521)

Interest expense:
Midwest homebuilding	$1,881	$997
Southern homebuilding	536	437
Mid-Atlantic homebuilding	1,348	578
Financial services	270	129
Total interest expense	$4,035	$2,141

Loss before income taxes	$(16,966)	$(8,662)

(a)
For the three months ended March 31, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $11.1 million and $3.2 million, respectively. These charges reduced operating income by $5.0 million and less than $0.1 million in the Midwest region, $5.9 million and $1.7 million in the Southern region and $0.2 million and $1.4 million in the Mid-Atlantic region for the three months ended March 31, 2011 and 2010, respectively.

The following tables show total assets by segment:

	At March 31, 2011
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$947	$76	$811	$—	$1,834
Inventory (a)	201,527	75,958	164,158	—	441,643
Investments in unconsolidated entities	6,025	4,798	—	—	10,823
Other assets	5,335	1,536	5,820	178,751	191,442
Total assets	$213,834	$82,368	$170,789	$178,751	$645,742

	At December 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in unconsolidated entities	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 17. Supplemental Guarantor Information

The Company's obligations under the 2018 Senior Notes are not guaranteed by all of the Company's subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

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

As of March 31, 2011, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

In the condensed financial tables presented below, the parent company includes all of the wholly-owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$107,370	$3,200	$—	$110,570
Costs and expenses:
Land and housing	—	92,574	—	—	92,574
Impairment of inventory and investment in Unconsolidated LLCs	—	10,871	—	—	10,871
General and administrative	—	9,698	1,704	—	11,402
Selling	—	8,654	—	—	8,654
Interest	—	3,765	270	—	4,035
Total costs and expenses	—	125,562	1,974	—	127,536

(Loss) income before income taxes	—	(18,192)	1,226	—	(16,966)

(Benefit) provision for income taxes	—	(355)	428	—	73

Equity in subsidiaries	(17,039)	—	—	17,039	—

Net (loss) income	$(17,039)	$(17,837)	$798	$17,039	$(17,039)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$115,682	$3,707	$—	$119,389
Costs and expenses:
Land and housing	—	99,308	—	—	99,308
Impairment of inventory and investment in Unconsolidated LLCs	—	3,116	—	—	3,116
General and administrative	—	10,947	1,945	—	12,892
Selling	—	10,594	—	—	10,594
Interest	—	2,012	129	—	2,141
Total costs and expenses	—	125,977	2,074	—	128,051

(Loss) income before income taxes	—	(10,295)	1,633	—	(8,662)

(Benefit) provision for income taxes	—	(844)	517	—	(327)

Equity in subsidiaries	(8,335)	—	—	8,335	—

Net (loss) income	$(8,335)	$(9,451)	$1,116	$8,335	$(8,335)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash	$—	$63,385	$16,976	$—	$80,361
Restricted cash	—	46,668	—	—	46,668
Mortgage loans held for sale	—	—	33,182	—	33,182
Inventory	—	443,478	—	—	443,478
Property and equipment - net	—	15,784	168	—	15,952
Investment in Unconsolidated LLCs	—	—	10,822	—	10,822
Investment in subsidiaries	401,046	—	—	(401,046)	—
Intercompany	119,777	(103,613)	(16,164)	—	—
Income tax receivable	—	1,162	—	—	1,162
Other assets	6,670	6,556	891	—	14,117
TOTAL ASSETS	$527,493	$473,420	$45,875	$(401,046)	$645,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$31,686	$556	$—	$32,242
Customer deposits	—	4,076	—	—	4,076
Other liabilities	—	38,966	3,840	—	42,806
Community development district obligations	—	6,860	—	—	6,860
Obligation for consolidated inventory not owned	—	468	—	—	468
Note payable bank - financial services operations	—	—	26,024	—	26,024
Note payable – other	—	5,773	—	—	5,773
Senior notes	238,711	—	—	—	238,711
TOTAL LIABILITIES	238,711	87,829	30,420	—	356,960

Shareholders' equity	288,782	385,591	15,455	(401,046)	288,782

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$527,493	$473,420	$45,875	$(401,046)	$645,742

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash	$—	$71,874	$9,334	$—	$81,208
Restricted cash	—	41,923	—	—	41,923
Mortgage loans held for sale	—	—	43,312	—	43,312
Inventory	—	450,936	—	—	450,936
Property and equipment - net	—	16,340	214	—	16,554
Investment in Unconsolidated LLCs	—	—	10,589	—	10,589
Investment in subsidiaries	418,085	—	—	(418,085)	—
Intercompany	116,875	(102,884)	(13,991)	—	—
Income tax receivable	—	994	—	—	994
Other assets	7,141	6,631	2,606	—	16,378
TOTAL ASSETS	$542,101	$485,814	$52,064	$(418,085)	$661,894

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$28,631	$399	$—	$29,030
Customer deposits	—	3,017	—	—	3,017
Other liabilities	—	37,305	4,811	—	42,116
Community development district obligations	—	7,112	—	—	7,112
Obligation for consolidated inventory not owned	—	468	—	—	468
Note payable bank - financial services operations	—	—	32,197	—	32,197
Note payable – other	—	5,853	—	—	5,853
Senior notes	238,610	—	—	—	238,610
TOTAL LIABILITIES	238,610	82,386	37,407	—	358,403

Shareholders' equity	303,491	403,428	14,657	(418,085)	303,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$542,101	$485,814	$52,064	$(418,085)	$661,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	—	(9,289)	11,916	—	2,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	1,569	—	—	1,569
Purchase of property and equipment	—	(332)	—	—	(332)
Distributions from Unconsolidated LLCs	—	—	(243)	—	(243)
Net cash provided by (used in) investing activities	—	1,237	(243)	—	994

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - net	—	—	(6,173)	—	(6,173)
Principal repayments of mortgage notes payable other and community development district bond obligations	—	(80)	—	—	(80)
Intercompany financing	(1,785)	(354)	2,139	—	—
Proceeds from exercise of stock options	1,416	—	—	—	1,416
Excess tax benefits from stock-based payment arrangements	369	—	—	—	369
Net cash used in financing activities	—	(434)	(4,034)	—	(4,468)

Net (decrease) increase in cash	—	(8,486)	7,639	—	(847)
Cash balance at beginning of period	—	71,874	9,334	—	81,208
Cash balance at end of period	$—	$63,388	$16,973	$—	$80,361

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	—	(6,420)	1,785	—	(4,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(2,034)	—	—	(2,034)
Purchase of property and equipment	—	(586)	(56)	—	(642)
Investments in and advances to Unconsolidated LLCs	—	—	(94)	—	(94)
Distributions from Unconsolidated LLCs	—	—	13	—	13
Net cash used in investing activities	—	(2,620)	(137)	—	(2,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - net	—	—	150	—	150
Principal repayments of mortgage notes payable other and community development district bond obligations	—	(93)	—	—	(93)
Intercompany financing	9	(1,116)	1,107	—	—
Proceeds from exercise of stock options	5	—	—	—	5
Excess tax benefits from stock-based payment arrangements	(14)	—	—	—	(14)
Net cash (used in) provided by financing activities	—	(1,209)	1,257	—	48

Net (decrease) increase in cash	—	(10,249)	2,905	—	(7,344)
Cash balance at beginning of period	—	96,464	13,466	—	109,930
Cash balance at end of period	$—	$86,215	$16,371	$—	$102,586

NOTE 18. Subsequent Events

On April 18, 2011, M/I Financial entered into the MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement replaced the MIF Credit Agreement, which had provided $45 million of maximum borrowing availability and was scheduled to expire on April 26, 2011. The MIF Mortgage Warehousing Agreement expires on March 31, 2012 and will be used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides M/I Financial with maximum borrowing availability of $50 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (i) the floating LIBOR rate plus 225 basis points and (ii) 4.0%.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 78,500 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes trade name. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Houston, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

Included in this Management's Discussion and Analysis of Financial Condition and Results of Operations are the following topics relevant to the Company's performance and financial condition:

•	Information Relating to Forward-Looking Statements;

•	Our Application of Critical Accounting Estimates and Policies;

•	Our Results of Operations;

•	Discussion of Our Liquidity and Capital Resources;

•	Update of Our Contractual Obligations;

•	Discussion of Our Utilization of Off-Balance Sheet Arrangements; and

•	Impact of Interest Rates and Inflation.

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Any forward-looking statement speaks only as of the date made.  Except as required by applicable law , we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K and our other filings with the SEC should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under Federal Housing Administration (“FHA”) or U.S. Veterans Administration (“VA”) government-insured programs are recorded in the financial statements on the date of closing.

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

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. From this review, we identify communities whose carrying values may exceed their undiscounted cash flows. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

At the end of each quarter, the Company evaluates all active communities for impairment indicators. At March 31, 2011, a recoverability analysis was performed for 19 active communities, and an impairment charge was recorded in 12 of those communities.

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

These and other market factors that may impact project assumptions are considered by personnel in our homebuilding divisions as they prepare or update the forecasts for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ between communities, even within a given sub-market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Changes in our key assumptions, including estimated average selling price, construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.

As of March 31, 2011, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs. These assumed gradual increases generally begin in 2012. If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of March 31, 2011, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, foreclosure sales, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters.

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, which include the impact of short sales, if any, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales prices realized in its most recent quarters and the sales prices in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models.

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors, adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates.

Future communities. If an indicator of impairment exists for raw land, land under development, or lots that management anticipates will be utilized for future homebuilding activities, the recoverability of assets is evaluated by comparing the carrying amount of the assets to the estimated future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluations performed for operating communities discussed above.

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

Land held for sale. Land held for sale includes land that meets all of the following six criteria: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company records land held for sale at the lower of its carrying value or estimated fair value less costs to sell. In performing the impairment evaluation for land held for sale, management considers, among other things, prices for land in recent comparable sales transactions, market analysis and recent bona fide offers received from outside third parties, as well as actual contracts. If the estimated fair value less the costs to sell an asset is less than the asset's current carrying value, the asset is written down to its estimated fair value less costs to sell.

Our quarterly assessments reflect management's best estimates. Due to the inherent uncertainties in management's estimates and uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, we are unable to determine at this time if and to what extent continuing future impairments will occur.

Investment in Unconsolidated Limited Liability Companies.  We invest in entities that acquire and develop land for distribution to us in connection with our homebuilding operations. In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities (“VIEs”) because they have sufficient equity to finance their operations. We must use our judgment to determine if we have substantive control of these entities. If we were to determine that we have substantive control, we would be required to consolidate the entity. Factors considered in determining whether we have substantive control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement. In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the VIE. We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control of the VIE to be critical accounting policies due to the judgment required. Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of March 31, 2011, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2011, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, with maximum incurred losses not to exceed $350,000, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company recorded expenses totaling $0.6 million and $1.2 million, respectively, for all self-insured and general liability claims during the three months ended March 31, 2011 and 2010.  For the three months ended March 31, 2010, this included $0.6 million of charges related to defective imported drywall. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 9 to our Unaudited Condensed Consolidated Financial Statements for more information regarding expenses relating to defective drywall.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of March 31, 2011, the Company had a total valuation allowance of $134.4 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  Excluding the carryback of $0.2 million of certain 2011 expenses to 2001, we do not expect to record any additional tax benefits in 2011 as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Taxes—Tax Positions.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability.  Tax positions are recognized when it is more-likely-than-not that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within Provision (benefit) for income taxes in the Company's Unaudited Condensed Consolidated Statements of Operations.

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of March 31, 2011 and December 31, 2010, the Company had $1.2 million and $1.0 million, respectively of income tax receivable.

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
Chicago, Illinois

(1) We announced our entry into the Houston, Texas market in March 2010, and we commenced home construction in Houston during the fourth quarter of 2010.

In April 2011, we acquired the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas.

The financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Highlights and Trends for the Three Months Ended March 31, 2011

Overview

During the first quarter of 2011, we and the homebuilding industry continued to face challenging operating conditions amid the ongoing housing downturn that began in mid-2006. These conditions are the result of a persistent oversupply of homes available for sale and reserved consumer demand, particularly following the expiration of the federal homebuyer tax credit in the second quarter of 2010. The main factors negatively impacting the homebuilding industry were foreclosure sales, generally weak economic conditions, high unemployment, tighter mortgage lending standards and reduced credit availability, and intense competition for home sales. While there are signs of stability in certain markets, it is difficult to predict when and at what rate these negative conditions will improve, or when the homebuilding industry will experience a sustained recovery.

As a result of these difficult conditions, we saw an 8% decrease in our homes delivered, a 15% decrease in our new contracts, and a 20% decrease in our backlog units in the first quarter of 2011 compared to the first quarter of 2010. We believe the year-over-year decrease in new contracts and backlog was primarily attributable to the temporarily elevated levels of homebuying activity during the first quarter of 2010 relating to the federal homebuyer tax credit. We also incurred greater impairment charges during the first quarter of 2011 compared to the first quarter of 2010, which were primarily the result of our decision to lower sales prices and offer increased sales incentives in some of our legacy communities to help improve the sales pace in those communities.

Throughout the present housing market downturn, we have focused on the following primary strategic business objectives:

•	Maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	improving affordability through design changes and other cost reduction efforts;

•	strategically investing in new communities and/or markets; and

•	obtaining meaningful presence in our markets.

Actions taken to achieve these objectives have included:

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

In particular, in addition to our cost control efforts, we believe our investment in new communities has helped us, and will continue to help us in our effort to restore profitability. During the first quarter of 2011, we opened 12 new communities and closed 11 older communities. Our new communities, defined as those purchased after January 1, 2009, on average, contribute 400 more basis points to our gross margin line than our legacy communities. Also, at the beginning of our second quarter of 2011, the Company acquired the assets of a privately-held homebuilder in San Antonio, Texas, in order to further enhance our geographic diversification in what we believe is a dynamic, growing housing market. Looking into the rest of 2011, we believe these actions have helped position us operationally and financially to be able to generate higher future revenues and sustained profitability as and to the extent housing markets improve over time.

•
For the quarter ended March 31, 2011, total revenue decreased $8.8 million (7%), from $119.4 million in the first quarter of 2010 to $110.6 million. This decrease was attributable to an 8% decrease in homes delivered, from 479 in the first quarter of 2010 to 439 in the first quarter of 2011, which was partially offset by a slight increase in the average sales price of homes delivered, from $242,000 in 2010 to $243,000 in 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Revenue in our financial services segment decreased 14%, from $3.7 million for the quarter ended March 31, 2010 to $3.2 million for the quarter ended March 31, 2011, primarily due to a 13% decrease in the number of loans originated, from 385 in the first quarter of 2010 to 334 in the first quarter of 2011.

•
Loss before income taxes increased $8.3 million, from $8.7 million for the three months ended March 31, 2010 to $17.0 million for the three months ended March 31, 2011. The $8.3 million increase was primarily due to the decrease in revenue described above, increased impairment charges, and increased interest costs due to our issuance of $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) in the fourth quarter of 2010. These costs were partially offset by lower selling, general and administrative expenses. During the first quarter of 2011, the Company incurred charges totaling $10.9 million related to the impairment of inventory and investment in Unconsolidated LLCs and $0.2 million of abandoned land transaction costs, compared to $3.2 million of like charges in the first quarter of 2010. The $7.9 million increase in these charges was due to increased impairment charges in some of our legacy and close-out communities, management's decision to decrease sales prices in various communities within our Midwest and Southern regions to help improve sales pace and meet competition, as well as increased sales incentives offered. Adjusted operating gross margin for the three months ended March 31, 2011 was 16.3% compared to 17.3% for the three months ended March 31, 2010, which was the result of a decrease in homebuilding revenue as lower leverage related to homebuilding fixed overhead costs due to lower volume. Selling, general and administrative expenses decreased $3.4 million from the first quarter of 2010 to the first quarter of 2011, primarily due to (1) a $0.6 million decrease in advertising expenses; (2) a decrease of $0.6 million in expenses related to our model homes; (3) a $0.5 million reduction in variable selling expenses; (4) a decrease of $0.4 million in payroll and incentive related expenses; (5) a decrease of $0.3 million in professional fees; and (6) a $0.2 million decrease in land related expenses, including abandoned land transaction costs. The Company had an adjusted pre-tax loss from operations of $5.9 million for the quarter ended March 31, 2011, an increase of $1.0 million over 2010's first quarter adjusted pre-tax loss from operations of $4.9 million. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes.

•
New contracts for the quarter ended March 31, 2011 were 654, a decrease of 15% compared to 765 for the quarter ended March 31, 2010. Our cancellation rate decreased to 16% for the quarter ended March 31, 2011 compared 18% for the quarter ended March 31, 2010. Our homes in backlog decreased 20%, from 936 units at March 31, 2010 to 747 units at March 31, 2011, as a result of the decline in our new contracts.

•
Our mortgage company's capture rate decreased from 85% for the quarter ended March 31, 2010 to 84% for the quarter ended March 31, 2011. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
As a result of our net loss during the three months ended March 31, 2011, we generated deferred tax assets of $6.5 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax loss from operations (each of which constitutes a non-GAAP financial measure) for the three months ended March 31, 2011 and 2010 to the GAAP financial measures of gross margin and loss from operations before income taxes, respectively:

	Three Months Ended March 31,
(In thousands)	2011	2010
Gross margin	$7,125	$16,965
Add:
Impairments	10,871	3,116
Imported drywall charges	—	600
Adjusted operating gross margin	$17,996	$20,681

Loss from operations before income taxes	$(16,966)	$(8,662)
Add:
Impairments and abandonments	11,129	3,191
Imported drywall charges	—	600
Adjusted pre-tax loss from operations	$(5,837)	$(4,871)
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

The following table shows, by segment, revenue, operating (loss) income and interest expense for the three months ended March 31, 2011 and 2010, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2011	2010
Revenue:
Midwest homebuilding	$50,472	$57,908
Southern homebuilding	16,936	19,433
Mid-Atlantic homebuilding	39,962	38,341
Financial services	3,200	3,707
Total revenue	$110,570	$119,389

Operating (loss) income:
Midwest homebuilding (a)	$(4,620)	$(166)
Southern homebuilding (a)	(6,634)	(2,597)
Mid-Atlantic homebuilding (a)	1,193	(364)
Financial services	1,622	1,862
Less: Corporate selling, general and administrative expenses	(4,492)	(5,256)
Total operating loss	$(12,931)	$(6,521)

Interest expense:
Midwest homebuilding	$1,881	$997
Southern homebuilding	536	437
Mid-Atlantic homebuilding	1,348	578
Financial services	270	129
Total interest expense	$4,035	$2,141

Loss before income taxes	$(16,966)	$(8,662)

(a)
For the three months ended March 31, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $11.1 million and $3.2 million, respectively. These charges reduced operating income by $5.0 million and less than $0.1 million in the Midwest region, $5.9 million and $1.7 million in the Southern region and $0.2 million and $1.4 million in the Mid-Atlantic region for the three months ended March 31, 2011 and 2010, respectively.

The following tables show total assets by segment:

	At March 31, 2011
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$947	$76	$811	$—	$1,834
Inventory (a)	201,527	75,958	164,158	—	441,643
Investments in unconsolidated entities	6,025	4,798	—	—	10,823
Other assets	5,335	1,536	5,820	178,751	191,442
Total assets	$213,834	$82,368	$170,789	$178,751	$645,742

	At December 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in unconsolidated entities	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

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

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Midwest Region
Homes delivered	214	265
Average sales price per home delivered	$236	$219
Revenue homes	$50,472	$57,908
Operating loss homes (a)	$(4,620)	$(166)
New contracts, net	287	436
Backlog at end of period	409	588
Average sales price of homes in backlog	$238	$235
Aggregate sales value of homes in backlog	$97,390	$138,052
Number of new communities	4	9
Number of active communities	62	66
Southern Region
Homes delivered	79	93
Average sales price per home delivered	$204	$209
Revenue homes	$16,086	$19,347
Revenue third party land sales	$850	$86
Operating loss homes (a)	$(6,044)	$(2,601)
Operating (loss) income land (a)	$(590)	$4
New contracts, net	159	139
Backlog at end of period	167	101
Average sales price of homes in backlog	$240	$224
Aggregate sales value of homes in backlog	$40,008	$22,623
Number of new communities	5	2
Number of active communities	19	22
Mid-Atlantic Region
Homes delivered	146	121
Average sales price per home delivered	$274	$317
Revenue homes	$39,962	$38,341
Operating income (loss) homes (a)	$1,193	$(364)
New contracts, net	208	190
Backlog at end of period	171	247
Average sales price of homes in backlog	$298	$348
Aggregate sales value of homes in backlog	$51,005	$85,959
Number of new communities	3	3
Number of active communities	30	21
Total Homebuilding Regions
Homes delivered	439	479
Average sales price per home delivered	$243	$242
Revenue homes	$106,520	$115,596
Revenue third party land sales	$850	$86
Operating loss homes (a)	$(9,471)	$(3,131)
Operating (loss) income land (a)	$(590)	$4
New contracts, net	654	765
Backlog at end of period	747	936
Average sales price of homes in backlog	$252	$264
Aggregate sales value of homes in backlog	$188,403	$246,635
Number of new communities	12	14
Number of active communities	111	109

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Financial Services
Number of loans originated	334	385
Value of loans originated	$71,034	$80,751
Revenue	$3,200	$3,707
Selling, general and administrative expenses	$1,578	$1,845
Interest expense	$270	$129
Income before income taxes	$1,352	$1,733

(a)	Amount shown includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for the three months ended March 31, 2011 and 2010 as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Midwest:
Homes	$5,033	$11
Land	—	—
	5,033	11
Southern:
Homes	5,277	1,736
Land	590	—
	5,867	1,736
Mid-Atlantic:
Homes	229	1,444
Land	—	—
	229	1,444
Total
Homes	10,539	3,191
Land	590	—
	$11,129	$3,191
A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Midwest	20.5%	21.2%
Southern	13.6%	10.9%
Mid-Atlantic	11.9%	13.2%

Total cancellation rate	16.3%	17.6%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Midwest Region. For the three months ended March 31, 2011, homebuilding revenue in our Midwest region decreased $7.4 million, from $57.9 million in the first quarter of 2010 to $50.5 million in 2011. This decrease was primarily the result of a decrease in homes delivered, from 265 in 2010 to 214 in 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of the year, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. The decrease in homes delivered was partially offset by an 8% increase in the average sales price of the homes delivered in our Midwest region, from $219,000 in the first quarter of 2010 to $236,000 in the first quarter of 2011, primarily due to a change in our product mix from the first quarter of 2010. Our Midwest region had an operating loss of $4.6 million for the three months ended March 31, 2011, a $4.5 million increase from the first quarter of 2010, primarily due to an increase in impairment charges as well as the decrease in revenue described above. For the three months ended March 31, 2011 there were $5.0 million of impairment charges in our Midwest region, compared to less than $0.1 million for the three months ended March 31, 2010. The $4.9 million increase in impairment charges was primarily due to management's decision to lower selling prices and increase sales incentives in some of our legacy and close-out communities in certain markets within our Midwest region. Excluding these impairment charges, our adjusted operating gross margins were 12.0% for the three months ended March 31, 2011 and 12.5% for the three months ended March 31, 2010. For the first quarter of 2011, we opened four new communities in our Midwest region compared to nine new communities for the first quarter of 2010. Overall, we are experiencing gross margins that are over 600 basis points higher in our new communities than our legacy communities. Selling, general and administrative expenses decreased $1.7 million, from $7.4 million for the quarter ended March 31, 2010 to $5.7 million for the quarter ended March 31, 2011, due to a decrease in variable selling expenses, payroll related expenses, land related expenses, professional fees, advertising expenses, and expenses related to our model homes. New contracts in our Midwest region decreased 34% for the three months ended March 31, 2011, from 436 in the first quarter of 2010 to 287 in 2011. Backlog at March 31, 2011 decreased 30% from 588 homes at March 31, 2010 to 409 homes at March 31, 2011, with an average sales price in backlog of $238,000 at March 31, 2011 compared to $235,000 at March 31, 2010. Our first quarter 2011 monthly absorption rate in the Midwest was 1.6 per community, compared to 2.3 per community in the first quarter of 2010. Our absorption rate decline, along with our other year over year comparisons, were negatively impacted in the first quarter of 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Southern Region. For the three months ended March 31, 2011, homebuilding revenue in our Southern region decreased $2.5 million (13%), from $19.4 million in 2010 to $16.9 million in 2011. This decrease was primarily the result of a 15% decrease in the number of homes delivered, from 93 for the quarter ended March 31, 2010 to 79 for the quarter ended March 31, 2011, as well as a decrease in the average sales price of homes delivered from $209,000 in 2010 to $204,000 in 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of the year, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Operating loss in our Southern region increased $4.0 million, from $2.6 million for the quarter ended March 31, 2010 to $6.6 million for the quarter ended March 31, 2011, primarily due to an increase in impairment charges, as well as the decrease in revenue described above. For the three months ended March 31, 2011 there were $5.9 million of impairment charges in our Southern region, compared to $1.7 million for the three months ended March 31, 2010. The $4.2 million increase in impairment charges was primarily due to management's decision to lower selling prices and increase sales incentives in some of our legacy and close-out communities in various markets within our Southern region. Excluding these impairment charges, as well as charges related to defective drywall of $0.6 million for the three months ended March 31, 2010, our adjusted operating gross margins were 13.7% and 16.9% for those same periods. For the first quarter of 2011, we opened five new communities in our Southern region compared to two new communities for the first quarter of 2010. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities. Selling, general and administrative expenses decreased $0.5 million, from $3.6 million for the quarter ended March 31, 2010 to $3.1 million for the quarter ended March 31, 2011 due to a decrease in advertising expenses, professional fees, variable selling expenses, and expenses related to our model homes and sales offices. These decreases were partially offset by an increase in payroll related expenses. Homes in backlog increased from 101 homes at March 31, 2010 to 167 homes at March 31, 2011 due to a 14% increase in new contracts from 139 in the first quarter of 2010 to 159 in the first quarter of 2011. The average sales price of homes in backlog also increased in our Southern region from $224,000 at March 31, 2010 to $240,000 at March 31, 2011. Our first quarter 2011 monthly absorption rate in our Southern region was 2.8 per community, compared to 2.2 per community in the first quarter of 2010.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region increased $1.6 million (4%), from $38.3 million for the three months ended March 31, 2010 to $39.9 million for the three months ended March 31, 2011. This increase was primarily due to a 21% increase in the number of homes delivered, from 121 homes for the quarter ended March 31, 2010 to 146 homes for the quarter ended March 31, 2011. The decrease in average sales price was partially offset by a 14% decrease in the average sales price of homes delivered, from $317,000 to $274,000 for those same periods, primarily due to changes in our product mix from the first quarter of 2010, along with a 44% increase in the number of speculative homes sold in the first quarter of 2011 compared to the first quarter of 2010, which typically carry a lower sales price. Our Mid-Atlantic region had operating income of $1.2 million for the three months ended March 31, 2011, a $1.6 million improvement from an operating loss of $0.4 million for the three months ended March 31, 2010. This increase was primarily due to the increase in revenue described above, along with lower homebuilding costs as a percentage of revenue, and lower selling, general and administrative expenses. Our operating gross margin for the three months ended March 31, 2011 was 16.0% compared to an adjusted operating gross margin (excluding impairment charges of $1.4 million) for the three months ended March 31, 2010 of 16.8%. We did not have any inventory impairment charges in the first quarter of 2011 in our Mid-Atlantic region. For the first quarter of 2011, we opened three new communities in our Mid-Atlantic region, which was the same number of new communities that were opened during the first quarter of 2010. Selling, general and administrative expenses decreased $0.2 million, primarily due to a decrease in advertising expenses, research and development expenses and expenses related to our model homes, which was partially offset by an increase in payroll related expenses and land related expenses. Homes in backlog decreased 31% from 247 homes at March 31, 2010 to 171 homes at March 31, 2011, despite the 9% increase in new contracts from 190 in the first quarter of 2010 to 208 in the first quarter of 2011. The average sales price of homes in backlog also decreased, from $348,000 at March 31, 2010 to $298,000 at March 31, 2011, which was the result of the change in product mix discussed above. Our decline in backlog units largely reflects our relatively low backlog level at the beginning of the year, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Our first quarter 2011 monthly absorption rate in our Mid-Atlantic region was 2.3 per community, compared to 3.0 per community in the first quarter of 2010. Our absorption rate decline, along with our other year over year comparisons, were negatively impacted in the first quarter of 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Financial Services. For the three months ended March 31, 2011, revenue from our mortgage and title operations decreased $0.5 million (14%), from $3.7 million in the first quarter of 2010 to $3.2 million in the first quarter of 2011, primarily due to a 13% decrease in the number of loan originations. Selling, general and administrative expenses decreased $0.3 million for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. We had a decrease of $0.2 million in operating income during the first quarter of 2011 compared to the first quarter of 2010 which was primarily due to the decrease in revenue discussed above.

At March 31, 2011, M/I Financial had mortgage operations in all of our markets except Houston. Approximately 84% of our homes delivered during the first quarter of 2011 that were financed were financed through M/I Financial, compared to 85% in the first quarter of 2010. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased $0.8 million (15%), from $5.3 million in the first quarter of 2010 to $4.5 million in the first quarter of 2011. The decrease was primarily due to a decrease of $0.3 million in payroll related expenses, a $0.2 million decrease in variable selling expenses, and a $0.1 million decrease in expenses related to our computer systems.

Interest Expense - Net. Interest expense for the Company increased $1.9 million, from $2.1 million for the quarter ended March 31, 2010 to $4.0 million for the quarter ended March 31, 2011. This increase was primarily due to the increase in our weighted average borrowing rate from 8.55% for the three months ended March 31, 2010 to 9.66% for the three months ended March 31, 2011, along with the increase in our weighted average borrowings from $209.1 million in the first quarter of 2010 to $259.0 million in the first quarter of 2011, due primarily to the issuance of the 2018 Senior Notes in the fourth quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

Funding for our business has been provided principally by cash flows from operating activities, borrowings under our credit facilities, and the public debt and equity markets. In the first quarter of 2011, we generated $2.6 million of cash from operating activities and $1.0 million from investing activities. These cash increases were offset by our use of $4.5 million for financing activities, which was primarily the result of repayments under M/I Financial's $45 million secured credit agreement dated April 27, 2010 (the "MIF Credit Agreement"). The MIF Credit Agreement was terminated on April 18, 2011 in connection with M/I Financial's entry into a $50 million secured mortgage warehousing agreement (the “MIF Mortgage Warehousing Agreement”).

During the three months ended March 31, 2011, we purchased $19.3 million of land and lots and spent $7.6 million on land development activities. Excluding land purchases, land development costs, and land sales revenues of $0.9 million, we had adjusted cash flows from operations of $28.6 million during the first quarter of 2011. Adjusted cash flows from operations is a non-GAAP financial measure. Management finds this measure to be useful in evaluating the Company's performance compared with other homebuilders because it eliminates variations among different homebuilders in their level of investment in land and land development which can vary significantly from builder to builder, can be discretionary and is linked to the current growth stage of each different homebuilder. Because this measure is not calculated in accordance with GAAP, it may not be completely comparable to similar measures of the Company's competitors.  Due to the significance of the GAAP components excluded, this measure should not be considered in isolation or as an alternative to measures prescribed by GAAP.

The following table reconciles the non-GAAP financial measure of adjusted cash flows provided by operating activities to its most directly comparable GAAP financial measure, cash flows provided by (used in) operating activities.

	Three Months Ended March 31,
(In thousands)	2011	2010

Cash flow provided by (used in) operating activities	$2,627	$(4,635)
Add: Land/lot purchases	19,277	25,282
Land development spending	7,565	5,609
Less: Land/lot sale proceeds	850	86
Adjusted cash flows provided by operating activities	$28,619	$26,170
At March 31, 2011 and December 31, 2010, our ratio of net debt to net capital was 33% and 34%, respectively. Net debt to net capital consists of total debt net of cash divided by total debt net of cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

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

Operating Cash Flow Activities

In the first quarter of 2011, we generated $2.6 million of cash in our operating activities, compared to using $4.6 million of cash in our operating activities in the first three months of 2010. Contributing to the generation of cash during the first quarter of 2011 was a $3.0 million increase in other liabilities, which was primarily the result of an increase in accrued interest, a $3.2 million increase in accounts payable, a $1.7 million cash inflow due to a decrease in other assets and a $1.1 million increase in customer deposits. These increases were partially offset by a $6.3 million increase in cash held in escrow, over half of which was for our acquisition of the assets of a privately-held homebuilder based in San Antonio, Texas.

The amount of cash generated from our operating activities in the first three months of 2011 represented a $7.3 million increase from the $4.6 million of cash used in the first three months of 2010. The increase was primarily driven by a $22.4 million increase in the net change in our inventory, which was the result of less land and land development spending in the first quarter of 2011 compared to the first quarter of 2010. In the three months ending March 31, 2011, we purchased $19.3 million of land and lots, compared to $25.3 million purchased in the three months ended March 31, 2010. For the remainder of 2011, we currently plan to spend approximately $140 to $160 million on land purchases and land development. However, we will actively monitor market conditions and plan to adjust our land spending accordingly. Partially offsetting this increase in cash from operations was the lack of a tax refund in the first quarter of 2011 compared to receipt of a $25.9 million refund in the first quarter of 2010 along with a $4.5 million decrease in the net change in accounts payable from the first quarter of 2010 to the first quarter of 2011.

In the normal course of our business, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $3.1 million as of March 31, 2011 as consideration for the right to purchase land and lots in the future, including the right to purchase $122.0 million of land and lots during the years 2011 through 2017.

Investing Cash Flow Activities

For the three months ended March 31, 2011, we generated $1.0 million of cash from investing activities, compared to using $2.8 million in the first quarter of 2010. This increase in cash was primarily due to the $1.6 million decrease in restricted cash in the first quarter of 2011, compared to the $2.0 million increase of restricted cash in the first quarter of 2010. This cash increase was partially offset by $0.3 million used for property and equipment purchases and $0.2 million used for additional investments in certain of our Unconsolidated LLCs during the first quarter of 2011.

Financing Cash Flow Activities

For the three months ended March 31, 2011, our financing activities used $4.5 million of cash, including $6.2 million of repayments of borrowings under the MIF Credit Agreement. We also generated $1.4 million as the result of stock options exercised and executive and director deferred compensation distributions.
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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities. We routinely monitor current operational requirements, financial market conditions, and credit relationships. We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements. We further believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary to our cash management if market conditions continue to deteriorate and/or the challenging economic conditions extend beyond our expectations. We cannot be certain that we will be able to replace our existing financing or find sources of additional financing in the future. Please refer to “Item 1A. Risk Factors” in Part 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of March 31, 2011:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	6/9/2013	$—	$23,135
Notes payable – financial services (b)	4/26/2011	$26,024	$—
Senior Notes	4/1/2012	$41,443	$—
Senior Notes	11/15/2018	$200,000	$—
MIF Mortgage Repurchase Agreement (c)	12/26/2011	$—	$—

(a)
The available amount is computed in accordance with the borrowing base calculation under the Company's secured revolving credit facility dated June 9, 2010 (the “Credit Facility”) and can be increased if we secure additional assets or invest additional amounts in the currently pledged assets.  The maximum aggregate commitment amount of the Credit Facility is $140 million.

(b)
The available amount is in accordance with the borrowing base calculation under the MIF Credit Agreement.  The maximum aggregate commitment amount of the MIF Credit Agreement as of March 31, 2011 was $45 million. The MIF Credit Agreement was terminated on April 18, 2011 in connection with M/I Financial's entry into the MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement has an expiration date of March 31, 2012 and provides maximum borrowing availability of $50 million (subject to a borrowing base calculation).

(c)
M/I Financial entered into a $10 million uncommitted mortgage repurchase agreement (the “MIF Mortgage Repurchase Agreement”) on December 27, 2010. At the discretion of the lender, M/I Financial can increase availability under this facility by adding mortgage collateral.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Company entered into the Credit Facility on June 9, 2010. The Credit Facility matures on June 9, 2013. The Credit Facility provides revolving credit financing for the Company in the aggregate commitment amount of up to $140 million (as determined by a borrowing base), including a $25 million sub-facility for letters of credit. The Credit Facility is governed by a Credit Agreement (the “Credit Agreement”). Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement. As of March 31, 2011, the Company had no outstanding borrowings and $0.1 million of outstanding letters of credit under the Credit Facility, and the Company had pledged $76.7 million in aggregate book value of inventory to secure those outstanding letters of credit and any borrowings that we may make in the future under the Credit Facility.

The Company's obligations under the Credit Facility are secured by certain of the personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio and North Carolina.

Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of the mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of March 31, 2011, there was $23.1 million of availability under the Credit Facility in accordance with the borrowing base calculation. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

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

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants. The covenants, as more fully described and defined in the Credit Agreement, require, among other things, that the Company:

•
Maintain a minimum level of Consolidated Tangible Net Worth equal to or exceeding (i) $200 million plus (ii) 50% of Consolidated Earnings (without deduction for losses and excluding the effect of any decreases in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after March 31, 2010 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero, plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after March 31, 2010 minus (iv) the costs of the Company's repurchase of the 2012 Senior Notes up to $10 million.

•	Maintain a leverage ratio (Consolidated Indebtedness to Consolidated Tangible Net Worth) not in excess of 1.50 to 1.00.

•
Maintain one or more of the following: (i) a minimum Interest Coverage Ratio of 1.50 to 1.00; (ii) a minimum Adjusted Cash Flow Ratio of 1.50 to 1.00; or (iii) unrestricted cash pledged as security to the lenders of not less than $25 million. As a result of increased interest costs following our issuance of the 2018 Senior Notes in the fourth quarter of 2010, we anticipate that we may not be able to maintain either the required minimum Interest Coverage Ratio or the minimum Adjusted Cash Flow Ratio at some point during 2011, and therefore, at that time, may be required to pledge $25 million of cash as security to the lenders.

•
Not incur any secured indebtedness outside of the Credit Facility exceeding $25 million at any one time outstanding other than an aggregate amount not in excess of $50 million of issued and outstanding secured letters of credit.

•
Not incur any liens except for liens permitted by the Credit Agreement, which permitted liens include liens on the permitted amount of secured indebtedness and liens incurred in the normal operation of the Company's homebuilding and related business.

•
Not allow the number of unsold housing units and model homes to exceed, as of the end of any fiscal quarter, the greater of (a) the number of housing unit closings occurring during the period of twelve months ending on the last day of such fiscal quarter, multiplied by 35%, or (b) the number of housing unit closings occurring during the period of six months ending on the last day of such fiscal quarter, multiplied by 70%.

•	Not allow adjusted land value to exceed 110% of Consolidated Tangible Net Worth.

•
Not make or commit to make any Investments except for Investments permitted by the Credit Agreement, which permitted Investments include (i) Investments made in the normal operation of the Company's homebuilding and related business, (ii) Investments in cash and equivalents and (iii) Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures up to a maximum of 30% of Consolidated Tangible Net Worth.

As of March 31, 2011, the Company was in compliance with all covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	=	$191.6	$282.1
Leverage Ratio	≤	1.50 to 1.00	1.01 to 1
Interest Coverage Ratio (a)	≥	1.50 to 1.00	1.54 to 1
Adjusted Cash Flow Ratio (a)	≥	1.50 to 1.00	(0.66) to 1
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$5.8
Adjusted Land Value	≤	$310.3	$196.9
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$84.6	$11.2
Unsold Housing Units and Model Homes	≤	838	534
(a) The Company is required to meet one of these two interest coverage requirements or pledge cash of $25 million with the lenders.

Homebuilding Letter of Credit Facilities. The Company is party to five secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the "Letter of Credit Facilities"). Four of the Letter of Credit Facilities have maturity dates ranging from August 31, 2011 to August 31, 2012, while the fifth Letter of Credit Facility has no expiration date and will remain in effect until the Company or the issuing bank gives notice of termination. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 100% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letters of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $10 million to $14 million, for a combined letter of credit capacity of $58.0 million, of which $9.3 million was uncommitted at March 31, 2011 and could be withdrawn at any time. As of March 31, 2011, there was a total of $36.4 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $37.2 million of restricted cash.

Notes Payable - Financial Services.

MIF Credit Agreement. At March 31, 2011, M/I Financial had $16.1 million of borrowings outstanding under the MIF Credit Agreement and was in compliance with all covenants of the MIF Credit Agreement.

MIF Mortgage Warehousing Agreement. M/I Financial entered into the MIF Mortgage Warehousing Agreement on April 18, 2011. The MIF Mortgage Warehousing Agreement replaced the MIF Credit Agreement, which was scheduled to expire on April 26, 2011. The MIF Mortgage Warehousing Agreement expires on March 31, 2012 and will be used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides M/I Financial with maximum borrowing availability of $50 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (i) the floating LIBOR rate plus 225 basis points and (ii) 4.0%.

The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement, although M/I Financial may, at its election, designate from time to time any one or more of its subsidiaries as guarantors.

M/I Financial must comply with certain representations, warranties and covenants set forth in the MIF Mortgage Warehousing Agreement. The covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, require, among other things, that M/I Financial:

•Maintain Tangible Net Worth of at least $10 million.

•Maintain liquidity (unencumbered cash and cash equivalents) of at least $5 million.

•Maintain a leverage ratio (Debt to Tangible Net Worth) of not more than 10.0 to 1.0.

•Maintain, as of the end of each calendar month, for the 12 months then ending, positive Adjusted Net Income.

•
Not incur any Indebtedness, except as permitted by the MIF Mortgage Warehousing Agreement, which permitted Indebtedness includes other mortgage collateralized facilities and Indebtedness incurred in the normal operation of M/I Financial's mortgage finance and related business.

•
Not incur any liens, except as permitted by the MIF Mortgage Warehousing Agreement, which permitted liens include liens securing other mortgage collateralized facilities and liens incurred in the normal operation of M/I Financial's mortgage finance and related business.

•
Not make any Investments, except as permitted by the MIF Mortgage Warehousing Agreement, which permitted Investments include Investments in cash and equivalents and Investments made in the normal operation of M/I Financial's mortgage finance and related business.

As of March 31, 2011, the Company would have been in compliance with all covenants of the MIF Mortgage Warehousing Agreement (assuming the MIF Mortgage Warehousing Agreement was in effect as of such date). The following table summarizes the restrictive covenant thresholds under the MIF Mortgage Warehousing Facility and M/I Financial's compliance with such covenants as of March 31, 2011 (assuming the MIF Mortgage Warehousing Agreement was in effect as of such date):

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.00	2.85 to 1.00
Liquidity	≥	$5.0	$13.9
Adjusted Net Income	>	0	$1.3
Tangible Net Worth	≥	$10.0	$12.9
MIF Mortgage Repurchase Agreement. M/I Financial entered into the MIF Mortgage Repurchase Agreement on December 27, 2010. The MIF Mortgage Repurchase Agreement expires on December 26, 2011 and can be terminated by either party at any time upon 30 days' notice. The MIF Mortgage Repurchase Agreement provides that the lender may purchase from M/I Financial mortgage loans in the aggregate amount of up to $10 million, with the agreement of the lender to re-sell such mortgages to M/I Financial at a later date. M/I Financial repurchases mortgages from the lender at varying percentages above the price that the lender pays to M/I Financial for the mortgages. As of March 31, 2011 M/I Financial had sold and not yet repurchased $9.9 million of mortgages under the MIF Mortgage Repurchase Agreement. As a result of the repurchase agreement, these were accounted for as secured borrowings.

M/I Financial's obligation to repurchase mortgage loans sold to the lender are secured by the mortgage loans that have been purchased by the lender. The MIF Mortgage Repurchase Agreement provides for limits with respect to certain loan types that are eligible for purchase by the lender. There are no guarantors of the MIF Mortgage Repurchase Agreement.

M/I Financial must comply with certain representations, warranties and covenants set forth in the MIF Mortgage Repurchase Agreement. The covenants, as more fully described and defined in the MIF Mortgage Repurchase Agreement, require, among other things, that M/I Financial:

•	Maintain a minimum Tangible Net Worth of $10 million.

•	Maintain a minimum level of unrestricted cash or unrestricted cash equivalents equal to at least 40% of M/I Financial's Tangible Net Worth.

•	Maintain a maximum ratio of total liabilities to Tangible Net Worth of 8.0 to 1.0.

As of March 31, 2011, M/I Financial was in compliance with all covenants of the MIF Mortgage Repurchase Agreement. The following table summarizes the covenant thresholds under the MIF Mortgage Repurchase Agreement and M/I Financial's compliance with such covenants as of March 31, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Tangible Net Worth	≥	$10.0	$12.9
Liquidity (Unrestricted Cash or Cash Equivalents)	≥	$5.2	$13.9
Leverage Ratio (Total Liabilities to Tangible Net Worth)	≤	8.0 to 1.0	2.8 to 1.0
Senior Notes. On November 12, 2010, the Company completed a cash tender offer to purchase any and all of its outstanding 6.875% Senior Notes due 2012 (the “2012 Senior Notes”) in which $158.6 million aggregate principal amount of the $200 million of outstanding 2012 Senior Notes was tendered and accepted for purchase. On November 12, 2010, the Company also closed on its private placement of $200 million aggregate principal amount of the 2018 Senior Notes.

The 2012 Senior Notes are fully and unconditionally guaranteed jointly and severally by all of our wholly-owned subsidiaries, while the 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.  The 2012 Senior Notes and the 2018 Senior Notes and the related guarantees are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.

The Company must comply with certain covenants set forth in the indentures governing the 2012 Senior Notes and the 2018 Senior Notes. The covenants, as more fully described and defined in the indentures, limit the ability of the Company and the restricted subsidiaries to, among other things:

•
Incur additional Indebtedness except for Indebtedness permitted under the applicable indenture (which permitted Indebtedness includes indebtedness under the Credit Facility) unless, after giving effect to the issuance of such additional Indebtedness, either (a) the Consolidated Fixed Charge Coverage Ratio would be at least 2.00 to 1.00 or (b) the ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth would be less than 3.00 to 1.00 (the “Ratio Limitations”).

•
Make Investments except for Investments permitted under the applicable indenture, which permitted Investments include (i) Investments made in the normal operation of the Company's homebuilding and related business, (ii) Investments in cash and equivalents, (iii) Investments in Subsidiaries or Joint Ventures that are not Guarantors under the respective indentures, in an aggregate amount subsequent to the respective Issue Dates (net of any such Investment amounts re-distributed) not to exceed 15% of Consolidated Tangible Assets at any one time outstanding and (iv) other Investments in an aggregate amount not to exceed $25 million (under the indenture governing the 2012 Senior Notes) or $40 million (under the indenture governing the 2018 Senior Notes) at any one time outstanding.

•
Make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket,” as defined in the indentures. As of March 31, 2011, the restricted payments basket under the indenture governing the 2012 Senior Notes was ($199.7) million and the restricted payments basket under the indenture governing the 2018 Senior Notes was $10.4 million. As a result of the deficit in the restricted payments basked under the indenture governing the 2012 Senior Notes, the Company is currently restricted from paying dividends on its common shares and its 9.75% Series A Preferred Shares, and from repurchasing any shares.

•	Create liens except for liens permitted under the applicable indenture (which permitted liens include liens under the Credit Facility).

•	Consolidate or merge with or into other companies.

•	Liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indentures governing the 2012 Senior Notes and the 2018 Senior Notes. As of March 31, 2011, the Company was in compliance with all terms, conditions, and covenants under the indentures.

As of March 31, 2011, $41.4 million aggregate principal amount of the 2012 Senior Notes remained outstanding. We may seek to repurchase the outstanding 2012 Senior Notes from time to time prior to maturity through open market repurchase transactions, privately negotiated transactions, tender offers, exchange offers, redemption or otherwise. The timing and nature of any such transactions will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Any such transactions, individually or in the aggregate, may be material to our financial condition, results of operations and/or liquidity.

Weighted Average Borrowings. For the three months ended March 31, 2011 and 2010, our weighted average borrowings outstanding were $259.0 million and $209.1 million, respectively, with a weighted average interest rate of 9.66% and 8.55%, respectively.  The increase in borrowings was primarily the result of the issuance of the 2018 Senior Notes, partially offset by the tender offer for the 2012 Senior Notes, in the fourth quarter of 2010.

At March 31, 2011 we did not have any funded amounts outstanding under the Credit Facility, and there were $0.1 million of letters of credit issued and outstanding under the Credit Facility. The average daily amount of letters of credit outstanding under the Credit Facility during the three months ended March 31, 2011 was $0.1 million and the maximum amount of letters of credit outstanding under the Credit Facility was $0.2 million.

At March 31, 2011, we had $16.1 million outstanding under the MIF Credit Agreement.  The average daily amount outstanding under the MIF Credit Agreement during the first quarter of 2011 was $4.3 million and the maximum amount outstanding was

$32.4 million. At March 31, 2011, we had $9.9 million of mortgages sold and not yet repurchased under the MIF Mortgage Repurchase Agreement.  The average daily amount of outstanding mortgages sold under the MIF Mortgage Repurchase Agreement during the first quarter of 2011 was $7.4 million and the maximum amount outstanding was $10.0 million.

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

We did not pay any dividends on the Preferred Shares in the first three months of 2011. As a result of a current deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted from paying dividends until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative positive earnings in excess of the current deficit amount, or the 2012 Senior Notes are repaid in full and (2) our Board of Directors authorizes us to resume dividend payments.  See Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration. On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the shelf registration statement, the Company may, from time to time, offer new debt, equity and certain other securities.  The timing and amount of offerings, if any, will depend on market and general business conditions. In the second quarter of 2009, we raised $52.6 million by issuing 4,475,600 common shares in a public offering, pursuant to the shelf registration statement.  As of March 31, 2011, $194.1 million remains available under the universal shelf registration statement for future offerings. The shelf registration statement expires on August 14, 2011.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of March 31, 2011 to be the amount invested of $10.8 million.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of March 31, 2011 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $3.1 million, including prepaid acquisition costs of $0.5 million, and letters of credit of $0.9 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2011, the Company had outstanding $63.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2017.  Included in this total are: (1) $21.7 million of performance bonds and $27.2 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.4 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $9.4 million of financial letters of credit; and (3) $5.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Warehousing Agreement, which permit borrowings of up to $190 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Loan Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $8.8 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the fair value of the committed IRLCs resulted in a liability of $0.2 million and the related best-efforts contracts resulted in a liability of less than $0.1 million. At December 31, 2010, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million, and the related best-efforts contracts resulted in an asset of less than $0.1 million. For the three months ended March 31, 2011 and 2010, we recognized expense of $0.2 million and income of less than $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At March 31, 2011 and December 31, 2010, the notional amount of the uncommitted IRLCs was $29.4 million and $24.9 million, respectively. The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.2 million and a liability of less than $0.1 million at March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, we recognized income of $0.2 million and $0.1 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings. At March 31, 2011 and December 31, 2010, the notional amount under these FMBSs was $30.0 million and $27.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.2 million and $0.1 million, respectively. For the three months ended March 31, 2011 and 2010, we recognized income of $0.1 million and $0.1 million of expense, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $27.7 million and $42.7 million at March 31, 2011 and December 31, 2010, respectively. The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.2 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, we recognized income of $1.8 million and $0.6 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were both $4.0 million at March 31, 2011, and $2.0 million and $1.9 million, respectively, at December 31, 2010. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of March 31, 2011 and December 31, 2010, the related fair value adjustment for marking these FMBSs to market resulted in an asset of less than $0.1 million and $0.1 million, respectively. For the three months ended March 31, 2011 and 2010, we recognized $0.1 million of expense and $0.1 million of income, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2011:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2011	2012	2013	2014	2015	Thereafter	Total	3/31/2011
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.68%	$33,565	$—	$—	$—	$—	$—	$33,565	$32,267
Variable rate	3.50%	930	—	—	—	—	—	930	915

LIABILITIES:
Long-term debt — fixed rate	8.32%	$252	$41,803	$391	$424	$459	$203,887	$247,216	$245,886
Long-term debt — variable rate	4.77%	26,024	—	—	—	—	—	26,024	26,024

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and seven other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. During the third quarter of 2010, the Company entered into agreements with three of those homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of those agreements, the Initial Action has been resolved, and those three homeowners are no longer parties to any of the MDL Omnibus Actions. The Company intends to vigorously defend against the remaining claims. Please refer to Note 9 to the Company's Consolidated Financial Statements for further information on this matter.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of the Company's equity securities during the quarter ended March 31, 2011.  As discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements, as a result of the deficit in our “restricted payments basket” under the indenture governing our 2012 Senior Notes, we are currently restricted from repurchasing any of our common or preferred shares.

Item 3. Defaults Upon Senior Securities - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

10.1
Mortgage Warehousing Agreement dated April 18, 2011 by and among M/I Financial Corp., the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2011).

10.2*
Credit Agreement dated June 9, 2010 by and among M/I Homes, Inc., as borrower, the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, N.A. and The Huntington National Bank, as co-syndication agents, and Fifth Third Bank and US Bank National Association, as co-documentation agents.

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
* This agreement, which was previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2010, is being re-filed with this report to include previously omitted schedules and exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	May 2, 2011	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	May 2, 2011	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Mortgage Warehousing Agreement dated April 18, 2011 by and among M/I Financial Corp., the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2011).

10.2*
Credit Agreement dated June 9, 2010 by and among M/I Homes, Inc., as borrower, the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, N.A. and The Huntington National Bank, as co-syndication agents, and Fifth Third Bank and US Bank National Association, as co-documentation agents.

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
* This agreement, which was previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2010, is being re-filed with this report to include previously omitted schedules and exhibits.