Form 10-Q
period 2011-06-30
M I HOMES INC
filed 2011-08-02
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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
Common shares, par value $.01 per share: 18,712,283 shares outstanding as of July 29, 2011.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$44,900	$81,208
Restricted cash	68,902	41,923
Mortgage loans held for sale	35,725	43,312
Inventory	462,796	450,936
Property and equipment - net	15,461	16,554
Investment in Unconsolidated LLCs	10,026	10,589
Other assets	15,473	17,372
TOTAL ASSETS	$653,283	$661,894

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$43,191	$29,030
Customer deposits	4,974	3,017
Other liabilities	40,689	42,116
Community development district obligations	6,639	7,112
Obligation for consolidated inventory not owned	1,015	468
Note payable bank - financial services operations	32,133	32,197
Note payable - other	5,801	5,853
Senior notes	238,813	238,610
TOTAL LIABILITIES	373,255	358,403

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares at both June 30, 2011 and December 31, 2010	221	221
Additional paid-in capital	139,405	140,418
Retained earnings	111,395	137,578
Treasury shares - at cost - 3,389,440 and 3,577,388 shares, respectively, at June 30, 2011 and December 31, 2010	(67,318)	(71,051)
TOTAL SHAREHOLDERS' EQUITY	280,028	303,491

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$653,283	$661,894

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$137,444	$196,404	$248,014	$315,793
Costs and expenses:
Land and housing	114,043	165,063	206,617	264,371
Impairment of inventory and investment in Unconsolidated LLCs	5,445	6,294	16,316	9,410
General and administrative	12,766	13,561	24,168	26,453
Selling	10,754	14,153	19,408	24,747
Interest	3,465	2,079	7,500	4,220
Total costs and expenses	146,473	201,150	274,009	329,201

Loss before income taxes	(9,029)	(4,746)	(25,995)	(13,408)

Provision (benefit) for income taxes	115	61	188	(266)

Net loss	$(9,144)	$(4,807)	$(26,183)	$(13,142)

Loss per common share:
Basic	$(0.49)	$(0.26)	$(1.40)	$(0.71)
Diluted	$(0.49)	$(0.26)	$(1.40)	$(0.71)

Weighted average shares outstanding:
Basic	18,711	18,523	18,663	18,522
Diluted	18,711	18,523	18,663	18,522

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Six Months Ended June 30, 2011
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders'
(Dollars in thousands)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2010	4,000	$96,325	18,524,335	$221	$140,418	$137,578	$(71,051)	$303,491
Net loss	—	—	—	—	—	(26,183)	—	(26,183)
Income tax benefit from stock options and deferred compensation distributions	—	—	—	—	158	—	—	158
Stock options exercised	—	—	181,629	—	(2,174)	—	3,607	1,433
Share-based compensation expense	—	—	—	—	1,042	—	—	1,042
Deferral of executive and director compensation	—	—	—	—	87	—	—	87
Executive and director deferred compensation distributions	—	—	6,319	—	(126)	—	126	—
Balance at June 30, 2011	4,000	$96,325	18,712,283	$221	$139,405	$111,395	$(67,318)	$280,028

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
(Dollars in thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(26,183)	$(13,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	15,587	9,667
Impairment of investment in Unconsolidated LLCs	1,029	—
Mortgage loan originations	(164,123)	(212,347)
Proceeds from the sale of mortgage loans	173,861	198,198
Fair value adjustment of mortgage loans held for sale	(2,151)	(2,817)
Net loss from property disposals	29	7
Depreciation	2,517	2,555
Amortization of intangibles, debt discount and debt issue costs	1,271	1,350
Share-based compensation expense	1,042	1,484
Deferred income tax benefit	(10,312)	(4,921)
Deferred tax asset valuation allowance	10,312	4,921
Excess tax (benefit) expense from stock-based payment arrangements	(158)	14
Equity in undistributed loss of Unconsolidated LLCs	17	6
Write-off of unamortized debt discount and financing costs	—	311
Change in assets and liabilities:
Cash held in escrow	(3,731)	(9,808)
Inventory	(23,063)	(24,424)
Other assets	1,553	26,429
Accounts payable	13,438	10,114
Customer deposits	1,911	659
Accrued compensation	(1,171)	(1,015)
Other liabilities	(194)	(5,279)
Net cash used in operating activities	(8,519)	(18,038)

INVESTING ACTIVITIES:
Restricted cash	(23,248)	(14,961)
Purchase of property and equipment	(709)	(771)
Acquisition, net of cash acquired	(4,654)	—
Investment in Unconsolidated LLCs	(454)	(289)
Return of investment from Unconsolidated LLCs	21	13
Net cash used in investing activities	(29,044)	(16,008)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(64)	9,769
Principal repayments of note payable-other and community development district bond obligations	(52)	(168)
Debt issue costs	(220)	(3,874)
Proceeds from exercise of stock options	1,433	5
Excess tax expense (benefit) from stock-based payment arrangements	158	(14)
Net cash provided by financing activities	1,255	5,718
Net decrease in cash	(36,308)	(28,328)
Cash balance at beginning of period	81,208	109,930
Cash balance at end of period	$44,900	$81,602

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$6,453	$2,693
Income taxes	$219	$266

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(473)	$(611)
Consolidated inventory not owned	$547	$(616)
Contingent consideration related to acquisition	$512	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“Unconsolidated LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers' compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2010 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Impact of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04: Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and regarding sensitivity of fair values for Level 3 assets. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. We do not anticipate the adoption of this amendment to have a material impact on the Company's financial condition, results of operations or liquidity.

On April 29, 2011, the FASB issued ASU No. 2011-03: Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements ("ASU 2011-03"). ASU 2011-03 eliminates from U.S. GAAP the requirement for entities to consider whether a transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement. This requirement was one of the criteria under Accounting Standards Codification 860 that entities used to determine whether the transferor maintained effective control. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. We do not anticipate the adoption of this amendment to have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 2. Cash and Restricted Cash

The table below is a summary of our cash balances at June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011	December 31, 2010

Homebuilding	$28,862	$71,874
Financial services	16,038	9,334
Unrestricted cash	$44,900	$81,208
Restricted cash	68,902	41,923
Total cash	$113,802	$123,131

Restricted cash consists of homebuilding cash the Company had designated as collateral at June 30, 2011 and December 31, 2010 in accordance with the four secured Letter of Credit Facilities that were entered into in July 2009 and the one secured Letter of

Credit Facility that was entered into in June 2010 (collectively, as amended, the “Letter of Credit Facilities”). Restricted cash as of June 30, 2011 also consists of $25.0 million the Company was required to pledge as security to the lenders under the Company's three-year $140 million secured revolving credit facility dated June 9, 2010 (the "Credit Facility"). The security pledge was the result of the Company being unable to maintain either the required minimum Interest Coverage Ratio or the minimum Adjusted Cash Flow Ratio covenants (as such terms are defined in the Credit Facility) during the six months ended June 30, 2011. Restricted cash also includes cash held in escrow of $6.9 million and $3.1 million at June 30, 2011 and December 31, 2010, respectively.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $4.5 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At June 30, 2011 and December 31, 2010, the notional amount of the uncommitted IRLCs was $37.0 million and $24.9 million, respectively.

Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings. At June 30, 2011 and December 31, 2010, the notional amount under these FMBSs was $38.0 million and $27.0 million, respectively.

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $19.8 million and $42.7 million at June 30, 2011 and December 31, 2010, respectively.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $14.0 million and $14.3 million, respectively, at June 30, 2011 and $2.0 million and $1.9 million, respectively, at December 31, 2010. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2011 and December 31, 2010:

Description of Financial Instrument (in thousands)	Fair Value Measurements June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$35,725	$—	$35,725	$—
Forward sales of mortgage-backed securities	137	—	137	—
Interest rate lock commitments	185	—	185	—
Best-efforts contracts	65	—	65	—

Total	$36,112	$—	$36,112	$—

	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Financial Instrument (in thousands)
Mortgage loans held for sale	$43,312	$—	$43,312	$—
Forward sales of mortgage-backed securities	121	—	121	—
Interest rate lock commitments	(43)	—	(43)	—
Best-efforts contracts	340	—	340	—
Total	$43,730	$—	$43,730	$—

The following table sets forth the amount of gain (loss) recognized, within our financial services revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2011	2010	2011	2010
Mortgage loans held for sale	$119	$1,574	$2,150	$2,818
Forward sales of mortgage-backed securities	(34)	(2,778)	16	(2,784)
Interest rate lock commitments	182	637	228	847
Best-efforts contracts	(80)	123	(275)	(411)
Total gain (loss) recognized	$187	$(444)	$2,119	$470

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives		Liability Derivatives
	June 30, 2011		June 30, 2011
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$137	Other liabilities	$—
Interest rate lock commitments	Other assets	185	Other liabilities	—
Best-efforts contracts	Other assets	65	Other liabilities	—
Total fair value measurements		$387		$—

	Asset Derivatives		Liability Derivatives
	At December 31, 2010		At December 31, 2010
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$121	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	43
Best-efforts contracts	Other assets	340	Other liabilities	—
Total fair value measurements		$461		$43

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

The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of June 30, 2011, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.

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

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the six months ended June 30, 2011 and the year ended December 31, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$24,431	$—	$—	$24,431	$15,287
Investments in Unconsolidated LLCs	$970	$—	$—	$970	$1,029

Total fair value measurements	$25,401	$—	$—	$25,401	$16,316

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$16,793	$—	$—	$16,793	$12,506
Investments in Unconsolidated LLCs	$50	$—	$—	$50	$32

Total fair value measurements	$16,843	$—	$—	$16,843	$12,538

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at June 30, 2011 and December 31, 2010. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including restricted cash	$113,802	$113,802	$123,131	$123,131
Mortgage loans held for sale	35,725	35,725	43,312	43,312
Other assets	13,022	13,061	14,998	15,052
Notes receivable	901	784	919	771
Commitments to extend real estate loans	185	185	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	65	65	340	340
Forward sales of mortgage-backed securities	137	137	121	121
Liabilities:
Note payable - banks	32,133	32,133	32,197	32,197
Mortgage notes payable	5,801	4,692	5,853	6,564
Senior Notes	238,813	238,979	238,610	243,263
Commitments to extend real estate loans	—	—	43	43
Other liabilities	38,175	38,175	38,301	38,301
Off-Balance Sheet Financial Instruments:
Letters of credit	—	521	—	627

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2011 and December 31, 2010:

Cash, Restricted Cash and Other Liabilities. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Note Payable - Other and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at June 30, 2011 and December 31, 2010. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Other Assets and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Note Payable - Banks. The interest rate available to the Company fluctuates with the Alternate Base Rate or the Eurodollar Rate (for the Credit Facility) or LIBOR (for M/I Financial Corp.'s $50 million secured mortgage warehousing agreement dated April 18, 2011 (the “MIF Mortgage Warehousing Agreement”)), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $36.1 million and $39.2 million represent potential commitments at June 30, 2011 and December 31, 2010, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 4. Inventory

A summary of the Company's inventory as of June 30, 2011 and December 31, 2010 is as follows:

(In thousands)	June 30, 2011	December 31, 2010
Single-family lots, land and land development costs	$250,497	$262,960
Homes under construction	174,314	151,524
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2011 - $3,641; December 31, 2010 - $3,230)	23,958	23,255
Community development district infrastructure	6,639	7,112
Land purchase deposits	2,720	1,965
Consolidated inventory not owned	4,668	4,120
Total inventory	$462,796	$450,936

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Homes under construction includes homes that are in various stages of construction. As of June 30, 2011 and December 31, 2010, we had 542 homes (with a carrying value of $58.2 million) and 561 homes (with a carrying value of $74.4 million), respectively, included in homes under construction that were not subject to a sales contract.

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

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement. For the three and six months ended June 30, 2011, the Company wrote off less than $0.1 million and $0.3 million, respectively, in option deposits and pre-acquisition costs. Refer to Note 5 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 5. Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

A summary of the Company’s valuation adjustments and write-offs for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Impairment of operating communities:
Midwest	$114	$134	$2,982	$135
Southern	101	437	1,865	511
Mid-Atlantic	17	2,886	17	2,976
Total impairment of operating communities (a)	$232	$3,457	$4,864	$3,622
Impairment of future communities:
Midwest	$4,234	$2,837	$6,378	$2,837
Southern	—	—	3,455	1,661
Mid-Atlantic	—	—	—	1,290
Total impairment of future communities (a)	$4,234	$2,837	$9,833	$5,788
Impairment of land held for sale:
Midwest	$—	$—	$—	$—
Southern	—	—	590	—
Mid-Atlantic	—	—	—	—
Total impairment of land held for sale (a)	$—	$—	$590	$—
Option deposits and pre-acquisition costs write-offs:
Midwest	$1	$79	$22	$89
Southern	29	—	37	1
Mid-Atlantic	12	103	241	167
Total option deposits and pre-acquisition costs write-offs (b)	$42	$182	$300	$257
Impairment of investments in Unconsolidated LLCs:
Midwest	$979	$—	$979	$—
Southern	—	—	50	—
Mid-Atlantic	—	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$979	$—	$1,029	$—

Total impairments and write-offs of option deposits and
pre-acquisition costs	$5,487	$6,476	$16,616	$9,667

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 6. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Capitalized interest, beginning of period	$19,899	$23,687	$20,075	$23,670
Interest capitalized to inventory	2,678	2,737	4,840	4,985
Capitalized interest charged to cost of sales	(2,819)	(4,954)	(5,157)	(7,185)
Capitalized interest, end of period	$19,758	$21,470	$19,758	$21,470

Interest incurred — net	$6,143	$4,816	$12,340	$9,205

NOTE 7. Investment in Unconsolidated Limited Liability Companies

At June 30, 2011, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company. These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. The Company's maximum exposure related to its investment in these entities as of June 30, 2011 was the amount invested of $10.0 million. Included in the Company's investment in Unconsolidated LLCs at both June 30, 2011 and December 31, 2010 were $0.8 million of capitalized interest and other costs. The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.

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

The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets. A summary of warranty activity for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Warranty accrual, beginning of period	$7,925	$8,429	$8,335	$8,657
Warranty expense on homes delivered during the period	1,100	1,700	1,969	2,719
Changes in estimates for pre-existing warranties	30	(68)	(100)	(20)
Settlements made during the period	(1,220)	(1,583)	(2,369)	(2,878)
Warranty accrual, end of period	$7,835	$8,478	$7,835	$8,478

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a wholly-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $116.6 million and $142.2 million were covered under the above guarantees as of June 30, 2011 and December 31, 2010, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at June 30, 2011, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2011, but has received inquiries concerning underwriting matters from third party investors concerning certain loans.  The total of these loans was approximately $4.4 million and $3.6 million at June 30, 2011 and December 31, 2010, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $1.4 million as of both June 30, 2011 and December 31, 2010, and would be offset by the value of the underlying assets. The Company has accrued management's best estimate of the probable loss on the above loans.

The Company has recorded a liability relating to the guarantees described above totaling $2.4 million and $2.0 million at June 30, 2011 and December 31, 2010, respectively, which is management's best estimate of the Company's liability.

At June 30, 2011, the Company had outstanding $41.4 million of 6.875% Senior Notes due 2012 (the “2012 Senior Notes”), which are fully and unconditionally guaranteed jointly and severally by all of the Company's wholly-owned subsidiaries. At June 30, 2011, the Company also had outstanding $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes"). The Company's obligations under both the 2018 Senior Notes and the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 9. Commitments and Contingencies

At June 30, 2011, the Company had outstanding approximately $65.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016. Included in this total are: (1) $24.0 million of performance and maintenance bonds and $26.7 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company's $0.1 million share of our Unconsolidated LLCs' letters of credit and bonds); (2) $9.6 million of financial letters of credit, of which $2.2 million represent deposits on land and lot purchase agreements; and (3) $5.4 million of financial bonds.

As of June 30, 2011, the Company has identified approximately 90 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  Since 2009, the Company has accrued approximately $13.0 million for the repair of these homes. The remaining balance in this accrual is $1.3 million, which is included in Other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets. During the third quarter of 2010, the Company received a $2.4 million settlement for claims attributed to the defective drywall. The Company has made demand for additional reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall.

At June 30, 2011, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 833 homes with an aggregate sales price of approximately $214.0 million. Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $104.4 million to be made in 2011 relating to those homes. At June 30, 2011, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $139.8 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 10. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and eight other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved, and these homeowners are no longer parties to any of the MDL Omnibus Actions. The Company intends to vigorously defend against the remaining claims. Given the inherent uncertainties in this litigation, as of June 30, 2011, no accrual has been recorded (other than the accrual for repairs described in Note 9) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. Please refer to Note 9 for further information on this matter.
The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material adverse effect on the Company's net income for the periods in which the matters are resolved. At June 30, 2011 and December 31, 2010, we had $0.7 million and $1.2 million, respectively, reserved for legal expenses.

NOTE 11. Debt

Notes Payable - Homebuilding

At June 30, 2011, borrowing availability under the Credit Facility was $21.0 million in accordance with the borrowing base calculation, and there were no borrowings outstanding or letters of credit outstanding under the Credit Facility. At June 30, 2011, the Company had pledged $67.8 million in aggregate book value of inventory to secure any borrowings that we may make in the future under the Credit Facility. At June 30, 2011, the Company was in compliance with all covenants of the Credit Facility.

At June 30, 2011, there was $36.1 million outstanding under the Letter of Credit Facilities, which was collateralized with $37.0 million of the Company's cash.

Notes Payable — Financial Services

At June 30, 2011, M/I Financial had $26.9 million outstanding under the MIF Mortgage Warehousing Agreement, and was in compliance with all covenants of that agreement. The MIF Mortgage Warehousing Agreement replaced M/I Financial's previous $45 million secured credit agreement dated April 26, 2010.

At June 30, 2011, M/I Financial had sold and not yet repurchased $5.2 million of mortgages under its uncommitted repurchase agreement that was entered into on December 27, 2010 (the "MIF Mortgage Repurchase Agreement") and was in compliance with all covenants of that agreement. As a result of the repurchase agreement, these were accounted for as secured borrowings.

Senior Notes

As of June 30, 2011, we had $41.4 million of our 2012 Senior Notes and $200.0 million of our 2018 Senior Notes outstanding. The 2012 Senior Notes and the 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2012 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our wholly-owned subsidiaries. The parent company has no independent assets or operations, and any subsidiaries of the parent company, other than the subsidiary guarantors of the 2012 Senior Notes, are minor. The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries that, as of the date of issuance of the notes, were guarantors under the Credit Facility.

The indentures governing our 2012 Senior Notes and our 2018 Senior Notes contain restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our "restricted payments basket," as defined in each of the indentures, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At June 30, 2011, the restricted payments basket was ($208.8) million under the indenture governing our 2012 Senior Notes, and $0.3 million under the indenture governing our 2018 Senior Notes. As a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any of our common or preferred shares. Absent such a restriction in the 2012 Senior Notes, as a result of the restricted payments basket under the indenture governing the 2018 Senior Notes, as of June 30, 2011, the Company would have been restricted in aggregate to a total of $0.3 million of such payments and repurchases. These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility and will not permit the lenders under the Credit Facility to accelerate any outstanding borrowings under the facility.

NOTE 12. Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during each period. There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share. The table below presents information regarding basic and diluted loss per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(In thousands, except per share amounts)	2011			2010
	Loss	Shares	Loss per share	Loss	Shares	Loss per share

Net loss to common shareholders	$(9,143)	18,711	$(0.49)	$(4,807)	18,523	$(0.26)

Diluted loss to common shareholders	$(9,143)	18,711	$(0.49)	$(4,807)	18,523	$(0.26)

Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share		2,206			2,103

	Six Months Ended June 30,
(In thousands, except per share amounts)	2011			2010
	Loss	Shares	Loss per share	Loss	Shares	Loss per share

Net loss to common shareholders	$(26,183)	18,663	$(1.40)	$(13,142)	18,522	$(0.71)

Diluted loss to common shareholders	$(26,183)	18,663	$(1.40)	$(13,142)	18,522	$(0.71)

Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share		2,201			2,026

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position. We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, for the six months ended June 30, 2011, the Company has recorded an additional valuation allowance of $10.3 million, for a total valuation allowance recorded of $138.2 million, against its deferred tax assets. Excluding the carryback of $0.2 million of certain 2011 expenses to 2001, we do not expect to record any additional tax benefits in 2011 as our carryback under the current tax law has been exhausted. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

At June 30, 2011, the Company had federal net operating loss carryforwards of approximately $77.0 million and federal credit carryforwards of $3.4 million.  These federal carryforward benefits will begin to expire in 2029. The Company also had state net operating loss benefits of $15.0 million, with $8.1 million expiring between 2022 and 2027, and $6.9 million expiring between 2028 and 2033.

NOTE 14. Business Segments

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas (1)	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas (2)

(1) We announced our entry into the Houston, Texas market in March 2010, and we commenced home construction in Houston during the fourth quarter of 2010.

(2) In April 2011, we acquired the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating (loss) income and interest expense for the three and six months ended June 30, 2011 and 2010, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Revenue:
Midwest homebuilding	$58,878	$96,727	$109,350	$154,635
Southern homebuilding	31,900	31,260	48,836	50,693
Mid-Atlantic homebuilding	43,371	64,930	83,333	103,271
Financial services	3,295	3,487	6,495	7,194
Total revenue	$137,444	$196,404	$248,014	$315,793

Operating (loss) income:
Midwest homebuilding (a)	$(3,669)	$341	$(8,289)	$175
Southern homebuilding (a)	(58)	313	(6,692)	(2,284)
Mid-Atlantic homebuilding (a)	1,857	1,112	3,050	748
Financial services	1,612	1,489	3,234	3,351
Less: Corporate selling, general and administrative expenses	(5,306)	(5,922)	(9,798)	(11,178)
Total operating loss	$(5,564)	$(2,667)	$(18,495)	$(9,188)

Interest expense:
Midwest homebuilding	$1,440	$822	$3,321	$1,819
Southern homebuilding	661	259	1,197	696
Mid-Atlantic homebuilding	1,193	757	2,541	1,335
Financial services	171	241	441	370
Total interest expense	$3,465	$2,079	$7,500	$4,220

Loss before income taxes	$(9,029)	$(4,746)	$(25,995)	$(13,408)

(a)
For the three months ended June 30, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $5.5 million and $6.5 million, respectively. These charges reduced operating income by $5.3 million and $3.1 million in the Midwest region, $0.1 million and $0.4 million in the Southern region and less than $0.1 million and $3.0 million in the Mid-Atlantic region for the three months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of abandoned land transaction costs was $16.6 million and $9.7 million, respectively. These charges reduced operating income by $10.4 million and $3.1 million in the Midwest region, $6.0 million and $2.2 million in the Southern region and $0.3 million and $4.4 million in the Mid-Atlantic region for the six months ended June 30, 2011 and 2010, respectively.

The following tables show total assets by segment:

	At June 30, 2011
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$897	$930	$893	$—	$2,720
Inventory (a)	196,153	87,178	176,744	—	460,075
Investments in unconsolidated entities	5,074	4,953	—	—	10,027
Other assets	5,130	2,719	6,722	165,890	180,461
Total assets	$207,254	$95,780	$184,359	$165,890	$653,283

	At December 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in unconsolidated entities	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 15. Supplemental Guarantor Information

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

As of June 30, 2011, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

In the condensed financial tables presented below, the parent company presents all of its wholly-owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$134,149	$3,295	$—	$137,444
Costs and expenses:
Land and housing	—	114,043	—	—	114,043
Impairment of inventory and investment in Unconsolidated LLCs	—	5,445	—	—	5,445
General and administrative	—	10,994	1,772	—	12,766
Selling	—	10,754	—	—	10,754
Interest	—	3,294	171	—	3,465
Total costs and expenses	—	144,530	1,943	—	146,473

(Loss) income before income taxes	—	(10,381)	1,352	—	(9,029)

(Benefit) provision for income taxes	—	(282)	397	—	115

Equity in subsidiaries	(9,144)	—	—	9,144	—

Net (loss) income	$(9,144)	$(10,099)	$955	$9,144	$(9,144)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$241,519	$6,495	$—	$248,014
Costs and expenses:
Land and housing	—	206,617	—	—	206,617
Impairment of inventory and investment in Unconsolidated LLCs	—	16,316	—	—	16,316
General and administrative	—	20,692	3,476	—	24,168
Selling	—	19,408	—	—	19,408
Interest	—	7,059	441	—	7,500
Total costs and expenses	—	270,092	3,917	—	274,009

(Loss) income before income taxes	—	(28,573)	2,578	—	(25,995)

(Benefit) provision for income taxes	—	(637)	825	—	188

Equity in subsidiaries	(26,183)	—	—	26,183	—

Net (loss) income	$(26,183)	$(27,936)	$1,753	$26,183	$(26,183)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$192,917	$3,487	$—	$196,404
Costs and expenses:
Land and housing	—	165,063	—	—	165,063
Impairment of inventory and investment in Unconsolidated LLCs	—	6,294	—	—	6,294
General and administrative	—	11,511	2,050	—	13,561
Selling	—	14,153	—	—	14,153
Interest	—	1,838	241	—	2,079
Total costs and expenses	—	198,859	2,291	—	201,150

(Loss) income before income taxes	—	(5,942)	1,196	—	(4,746)

(Benefit) provision for income taxes	—	(187)	248	—	61

Equity in subsidiaries	(4,807)	—	—	4,807	—

Net (loss) income	$(4,807)	$(5,755)	$948	$4,807	$(4,807)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$308,599	$7,194	$—	$315,793
Costs and expenses:
Land and housing	—	264,371	—	—	264,371
Impairment of inventory and investment in Unconsolidated LLCs	—	9,410	—	—	9,410
General and administrative	—	22,458	3,995	—	26,453
Selling	—	24,747	—	—	24,747
Interest	—	3,850	370	—	4,220
Total costs and expenses	—	324,836	4,365	—	329,201

(Loss) income before income taxes	—	(16,237)	2,829	—	(13,408)

(Benefit) provision for income taxes	—	(1,031)	765	—	(266)

Equity in subsidiaries	(13,142)	—	—	13,142	—

Net (loss) income	$(13,142)	$(15,206)	$2,064	$13,142	$(13,142)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash	$—	$28,862	$16,038	$—	$44,900
Restricted cash	—	68,902	—	—	68,902
Mortgage loans held for sale	—	—	35,725	—	35,725
Inventory	—	462,796	—	—	462,796
Property and equipment - net	—	15,324	137	—	15,461
Investment in Unconsolidated LLCs	—	—	10,026	—	10,026
Investment in subsidiaries	390,903	—	—	(390,903)	—
Intercompany	121,602	(111,596)	(10,006)	—	—
Income tax receivable	—	1,163	—	—	1,163
Other assets	6,336	7,101	873	—	14,310
TOTAL ASSETS	$518,841	$472,552	$52,793	$(390,903)	$653,283

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$42,434	$757	$—	$43,191
Customer deposits	—	4,974	—	—	4,974
Other liabilities	—	36,197	4,492	—	40,689
Community development district obligations	—	6,639	—	—	6,639
Obligation for consolidated inventory not owned	—	1,015	—	—	1,015
Note payable bank - financial services operations	—	—	32,133	—	32,133
Note payable - other	—	5,801	—	—	5,801
Senior notes	238,813	—	—	—	238,813
TOTAL LIABILITIES	238,813	97,060	37,382	—	373,255

Shareholders' equity	280,028	375,492	15,411	(390,903)	280,028

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$518,841	$472,552	$52,793	$(390,903)	$653,283

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash	$—	$71,874	$9,334	$—	$81,208
Restricted cash	—	41,923	—	—	41,923
Mortgage loans held for sale	—	—	43,312	—	43,312
Inventory	—	450,936	—	—	450,936
Property and equipment - net	—	16,340	214	—	16,554
Investment in Unconsolidated LLCs	—	—	10,589	—	10,589
Investment in subsidiaries	418,085	—	—	(418,085)	—
Intercompany	116,875	(102,884)	(13,991)	—	—
Income tax receivable	—	994	—	—	994
Other assets	7,141	6,631	2,606	—	16,378
TOTAL ASSETS	$542,101	$485,814	$52,064	$(418,085)	$661,894

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$28,631	$399	$—	$29,030
Customer deposits	—	3,017	—	—	3,017
Other liabilities	—	37,305	4,811	—	42,116
Community development district obligations	—	7,112	—	—	7,112
Obligation for consolidated inventory not owned	—	468	—	—	468
Note payable bank - financial services operations	—	—	32,197	—	32,197
Note payable - other	—	5,853	—	—	5,853
Senior notes	238,610	—	—	—	238,610
TOTAL LIABILITIES	238,610	82,386	37,407	—	358,403

Shareholders' equity	303,491	403,428	14,657	(418,085)	303,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$542,101	$485,814	$52,064	$(418,085)	$661,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	—	(20,847)	12,328	—	(8,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(23,248)	—	—	(23,248)
Purchase of property and equipment	—	(699)	(10)	—	(709)
Acquisition, net of cash acquired	—	(4,654)	—	—	(4,654)
Proceeds from the sale of property	—	—	(454)	—	(454)
Distributions from Unconsolidated LLCs	—	—	21	—	21
Net cash used in investing activities	—	(28,601)	(443)	—	(29,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - net	—	—	(64)	—	(64)
Principal repayments of note payable - other and community development district bond obligations	—	(52)	—	—	(52)
Intercompany financing	(1,591)	6,638	(5,047)	—	—
Debt issue costs	—	(150)	(70)	—	(220)
Proceeds from exercise of stock options	1,433	—	—	—	1,433
Excess tax expense from stock-based payment arrangements	158	—	—	—	158
Net cash provided by (used) in financing activities	—	6,436	(5,181)	—	1,255

Net (decrease) increase in cash	—	(43,012)	6,704	—	(36,308)
Cash balance at beginning of period	—	71,874	9,334	—	81,208
Cash balance at end of period	$—	$28,862	$16,038	$—	$44,900

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	—	(7,819)	(10,219)	—	(18,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(14,961)	—	—	(14,961)
Purchase of property and equipment	—	(691)	(80)	—	(771)
Investments in and advances to Unconsolidated LLCs	—	—	(289)	—	(289)
Distributions from Unconsolidated LLCs	—	—	13	—	13
Net cash used in investing activities	—	(15,652)	(356)	—	(16,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - net	—	—	9,769	—	9,769
Principal repayments of note payable - other and community development district bond obligations	—	(168)	—	—	(168)
Intercompany financing	9	153	(162)	—	—
Debt issue costs	—	(3,568)	(306)	—	(3,874)
Proceeds from exercise of stock options	5	—	—	—	5
Excess tax benefit from stock-based payment arrangements	(14)	—	—	—	(14)
Net cash (used in) provided by financing activities	—	(3,583)	9,301	—	5,718

Net decrease in cash	—	(27,054)	(1,274)	—	(28,328)
Cash balance at beginning of period	—	96,464	13,466	—	109,930
Cash balance at end of period	$—	$69,410	$12,192	$—	$81,602

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 79,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Homes and TriStone Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A. Risk Factors” in Part II of this report.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”), and other government-insured programs are recorded in the financial statements on the date of closing.

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

As of June 30, 2011, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs. These assumed gradual increases generally begin in 2012. If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of June 30, 2011, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

Our quarterly assessments reflect management's best estimates. Due to the inherent uncertainties in management's estimates and uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A. Risk Factors” in Part II of this report, we are unable to determine at this time if and to what extent continuing future impairments will occur.

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

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of June 30, 2011, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2011, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, with maximum incurred losses not to exceed $350,000, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company recorded expenses totaling $1.6 million and $2.0 million, respectively, for all self-insured and general liability claims during the six months ended June 30, 2011 and 2010.  For the six months ended June 30, 2010, this included $0.6 million of charges related to defective imported drywall. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 9 to our Unaudited Condensed Consolidated Financial Statements for more information regarding expenses relating to defective drywall.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of June 30, 2011, the Company had a total valuation allowance of $138.2 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

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

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of June 30, 2011 and December 31, 2010, the Company had $1.2 million and $1.0 million, respectively of income tax receivable.

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas (1)	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas (2)

(1) We announced our entry into the Houston, Texas market in March 2010, and we commenced home construction in Houston during the fourth quarter of 2010.

(2) In April 2011, we acquired the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Results and Trends for the Three and Six Months Ended June 30, 2011

Overview

During the first half of 2011, we and the homebuilding industry continued to face challenging operating conditions. Uncertainty about the strength and future of the U.S. economy in general, and the homebuilding industry in particular, has created very cautious consumer sentiment throughout the homebuilding industry. We believe that this consumer anxiety, coupled with tougher overall lending standards, is keeping many would-be homebuyers on the sidelines. While our new contracts in the second quarter of 2011 improved 5% over last year's second quarter new contracts, our spring selling season was not as robust as we and many in our industry had hoped it would be. In the first half of the year, our new contracts were down 6% compared to the first half of 2010, reflecting 2010's elevated new contract activity relating to the federal homebuyer tax credit that was available to homebuyers who signed contracts in the first four months of 2010. We believe this elevated activity has somewhat negatively distorted comparisons for both new contracts and home deliveries in 2011's first half. Our deliveries declined 25% in 2011's second quarter compared to 2010's second quarter and were down 19% for the first half of 2011 compared to the first half of 2010. As a result of lower overall sales and deliveries during the first half of 2011, we made decisions to lower sales prices and offer increased sales incentives in some of our legacy communities to help improve the sales pace in those communities, which resulted in higher impairment charges year to date when compared to 2010. Despite the lower levels of new contracts and deliveries, we are encouraged by a number of performance metrics, including an increase of 11% in our backlog units at June 30, 2011 when compared to a year ago, a 70 basis point sequential improvement in our adjusted operating gross margin in 2011's second quarter compared to 2011's first quarter, and a 15% decline in our year to date 2011 selling, general and administrative expenses on an absolute dollar basis.

While there are signs of stability in certain markets, it is difficult to predict when and at what rate these negative conditions will improve, or when the homebuilding industry will experience a sustained recovery. With these conditions in mind, we continue to focus on the following primary strategic business objectives:

•	Maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	improving affordability through design changes and other cost reduction efforts;

•	strategically investing in new communities and/or markets; and

•	obtaining meaningful presence in our markets.

In particular, during the second quarter of 2011, we expanded our geographic footprint by closing on our acquisition of the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas. We believe San Antonio is a dynamic, growing market and one that should have a positive impact on our operations. In addition, we continued to invest in new communities that are helping us in our effort to restore our profitability when and as housing markets improve. During the first six months of 2011, we opened 26 new communities and closed 21 older communities. Our new communities, defined as those purchased after January 1, 2009, on average, contribute 600 more basis points to our gross margins than our legacy communities. Looking ahead, we will continue focusing on the above-mentioned strategies while maintaining tight controls on our expenses. We believe our strategy and market position will allow us to continue making progress as we strive to return to profitability.

•
For the quarter ended June 30, 2011, total revenue decreased $59.0 million (30%), from $196.4 million in the second quarter of 2010 to $137.4 million in the second quarter of 2011. This decrease was attributable to a 25% decrease in homes delivered, from 790 in the second quarter of 2010 to 590 in the second quarter of 2011, along with a decrease in the average sales price of homes delivered, from $243,000 in 2010 to $227,000 in 2011. Our decline in homes delivered largely reflects our lower backlog level at the end of the first quarter of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 and the first quarter of 2011 following the April 30, 2010 expiration of the federal homebuyer tax credit. Revenue in our financial services segment decreased 6%, from $3.5 million for the quarter ended June 30, 2010 to $3.3 million for the quarter ended June 30, 2011, primarily due to a 28% decrease in the number of loans originated, from 618 in the second quarter of 2010 to 448 in the second quarter of 2011. The decline in revenue resulting from fewer loan originations was partially offset by strong investor demand for our mortgage product which helped generate more revenue per loan than the prior year.

•
Loss before income taxes increased $4.3 million, from $4.7 million for the three months ended June 30, 2010 to $9.0 million for the three months ended June 30, 2011. The $4.3 million increase was primarily due to the decrease in revenue described above and increased interest costs due to our issuance of $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) in the fourth quarter of 2010. These factors were partially offset by lower selling, general and administrative expenses and higher gross margins. During the second quarter of 2011, the Company incurred charges totaling $5.5 million related to the impairment of inventory and investment in Unconsolidated LLCs, compared to $6.3 million of like charges in the second quarter of 2010. Adjusted operating gross margin for the three months ended June 30, 2011 was 17.0% compared to 16.0% for the three months ended June 30, 2010. The improvement was largely due to a higher percentage of home deliveries from our new communities in 2011 than in 2010. Selling, general and administrative expenses decreased $4.2 million from the second quarter of 2010 to the second quarter of 2011, primarily due to (1) a $2.4 million reduction in variable selling expenses which was volume related; (2) a decrease of $0.4 million in advertising expenses; (3) a $0.3 million reduction in expenses related to our model homes as we opened fewer models; (4) a decrease of $0.3 million in payroll and incentive related expenses; and (5) a $0.2 million decrease in land related expenses, including abandoned land transaction costs, among net reductions in various miscellaneous expenses. The Company had an adjusted pre-tax loss from operations of $3.5 million for the quarter ended June 30, 2011, a decrease of $5.2 million over 2010's second quarter adjusted pre-tax income from operations of $1.7 million. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax (loss) income from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes.

•
For the six months ended June 30, 2011, total revenue decreased $67.8 million (21%), from $315.8 million in the first half of 2010 to $248.0 million in the first half of 2011. This decrease was attributable to a 19% decrease in homes delivered, from 1,269 in the first six months of 2010 to 1,029 in the first half of 2011, as well as a decrease in the average sales price of homes delivered, from $245,000 in the first six months of 2010 to $234,000 in the first six months of 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit, along with lower year to date sales in 2011. Revenue in our financial services segment decreased 10%, from $7.2 million for the six months ended June 30, 2010 to $6.5 million for the six months ended June 30, 2011, primarily due to a 22% decrease in the number of loans originated, from 1,003 in the first six months of 2010 to 782 in the first six months of 2011. The decline in revenue resulting from fewer loan originations was partially offset by strong investor demand for our mortgage product which helped generate more revenue per loan than the prior year.

•
Loss before income taxes increased $12.6 million, from $13.4 million for the six months ended June 30, 2010 to $26.0 million for the six months ended June 30, 2011. The $12.6 million increase was primarily due to the decrease in revenue described above, increased impairment charges, and increased interest costs due to our issuance of the 2018 Senior Notes in the fourth quarter of 2010. These factors were partially offset by lower selling, general and administrative expenses. During the first half of 2011, the Company incurred charges totaling $16.3 million related to the impairment of inventory and investment in Unconsolidated LLCs and $0.3 million of abandoned land transaction costs, compared to $9.7 million of like charges in the first half of 2010. The $6.9 million increase in these charges was due to increased impairment charges in some of our legacy and close-out communities, management's decision to decrease sales prices in various communities within our Midwest and Southern regions to help improve sales pace and meet competition, as well as increased sales incentives offered and earlier than planned development of certain legacy raw land. Adjusted operating gross margin for the six months ended June 30, 2011 was 16.7% compared to 16.5% for the six months ended June 30, 2010. Selling, general and administrative expenses decreased $7.6 million from the first half of 2010 to the first half of 2011, primarily due to (1) a $3.0 million reduction in variable selling expenses; (2) a $1.0 million decrease in advertising expenses; (3) a decrease of $0.9 million in expenses related to our model homes; (4) a $0.8 million reduction in payroll and incentive related expenses; (5) a decrease of $0.5 million in professional fees; and (6) a $0.4 million decrease in land related expenses, including abandoned land transaction costs, among net reductions in various miscellaneous expenses. The Company had an adjusted pre-tax loss from operations of $9.4 million for the six months ended June 30, 2011, an increase of $6.3 million over 2010's first half adjusted pre-tax loss from operations of $3.1 million. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax (loss) income from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes.

•
New contracts for the quarter ended June 30, 2011 were 635, an increase of 5% compared to 602 for the quarter ended June 30, 2010. For the six months ended June 30, 2011, new contracts were 1,289, a 6% decrease from the six months ended June 30, 2010. Our cancellation rate increased to 20% for the quarter ended June 30, 2011 compared 16% for the quarter ended June 30, 2010, and increased to 18% for the first half of 2011 compared to 17% for the first half of 2010. Our homes in backlog increased 11%, from 748 units at June 30, 2010 to 833 units at June 30, 2011, as a result of the increase in our new contracts and the decrease in our homes delivered in the second quarter of 2011 compared to the second quarter of 2010.

•
Our mortgage company's capture rate increased from 84% for both the three and six months ended June 30, 2010 to 85% for both the three and six months ended June 30, 2011. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
As a result of our net loss during the six months ended June 30, 2011, we generated deferred tax assets of $10.3 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax (loss) income from operations (each of which constitutes a non-GAAP financial measure) for the three and six months ended June 30, 2011 and 2010 to the GAAP financial measures of gross margin and loss from operations before income taxes, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Gross margin	$17,956	$25,047	$25,081	$42,012
Add:
Impairment of inventory and investment in Unconsolidated LLCs	5,445	6,294	16,316	9,410
Imported drywall charges	—	—	—	600
Adjusted operating gross margin	$23,401	$31,341	$41,397	$52,022

Loss from operations before income taxes	$(9,029)	$(4,746)	$(25,995)	$(13,408)
Add:
Impairment of inventory and investment in Unconsolidated LLCs
and abandoned land transaction costs	5,487	6,476	16,616	9,667
Imported drywall charges	—	—	—	600
Adjusted pre-tax (loss) income from operations	$(3,542)	$1,730	$(9,379)	$(3,141)

Adjusted operating gross margin and adjusted pre-tax (loss) income from operations are non-GAAP financial measures. Management finds these measures to be useful in evaluating the Company's performance because they disclose the financial results generated from homes the Company actually delivered during the period, as the asset impairments and certain other write-offs relate, in part, to inventory that was not delivered during the period. They also assist the Company's management in making strategic decisions regarding the Company's future operations. The Company believes investors will also find these to be important and useful because they disclose profitability measures that can be compared to a prior period without regard to the variability of asset impairments and certain other write-offs. In addition, to the extent that the Company's competitors provide similar information, disclosure of these measures helps readers of the Company's financial statements compare the Company's profits to the profits of its competitors with regard to the homes they deliver in the same period. Because these measures are not calculated in accordance with GAAP, they may not be completely comparable to similarly titled measures of the Company's competitors due to potential differences in methods of calculation and charges being excluded. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

The following table shows, by segment, revenue, operating (loss) income and interest expense for the three and six months ended June 30, 2011 and 2010, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Revenue:
Midwest homebuilding	$58,878	$96,727	$109,350	$154,635
Southern homebuilding	31,900	31,260	48,836	50,693
Mid-Atlantic homebuilding	43,371	64,930	83,333	103,271
Financial services	3,295	3,487	6,495	7,194
Total revenue	$137,444	$196,404	$248,014	$315,793

Operating (loss) income:
Midwest homebuilding (a)	$(3,669)	$341	$(8,289)	$175
Southern homebuilding (a)	(58)	313	(6,692)	(2,284)
Mid-Atlantic homebuilding (a)	1,857	1,112	3,050	748
Financial services	1,612	1,489	3,234	3,351
Less: Corporate selling, general and administrative expenses	(5,306)	(5,922)	(9,798)	(11,178)
Total operating loss	$(5,564)	$(2,667)	$(18,495)	$(9,188)

Interest expense:
Midwest homebuilding	$1,440	$822	$3,321	$1,819
Southern homebuilding	661	259	1,197	696
Mid-Atlantic homebuilding	1,193	757	2,541	1,335
Financial services	171	241	441	370
Total interest expense	$3,465	$2,079	$7,500	$4,220

Loss before income taxes	$(9,029)	$(4,746)	$(25,995)	$(13,408)

(a)
For the three months ended June 30, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $5.5 million and $6.5 million, respectively. These charges reduced operating income by $5.3 million and $3.1 million in the Midwest region, $0.1 million and $0.4 million in the Southern region and less than $0.1 million and $3.0 million in the Mid-Atlantic region for the three months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of abandoned land transaction costs was $16.6 million and $9.7 million, respectively. These charges reduced operating income by $10.4 million and $3.1 million in the Midwest region, $6.0 million and $2.2 million in the Southern region and $0.3 million and $4.4 million in the Mid-Atlantic region for the six months ended June 30, 2011 and 2010, respectively.

The following tables show total assets by segment:

	At June 30, 2011
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$897	$930	$893	$—	$2,720
Inventory (a)	196,153	87,178	176,744	—	460,075
Investments in unconsolidated entities	5,074	4,953	—	—	10,027
Other assets	5,130	2,719	6,722	165,890	180,461
Total assets	$207,254	$95,780	$184,359	$165,890	$653,283

	At December 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in unconsolidated entities	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

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

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Midwest Region
Homes delivered	273	430	487	695
Average sales price per home delivered	$216	$225	$225	$223
Revenue homes	$58,878	$96,727	$109,350	$154,635
Operating (loss) income homes (a)	$(3,669)	$341	$(8,289)	$175
New contracts, net	308	310	595	746
Backlog at end of period	444	468	444	468
Average sales price of homes in backlog	$248	$246	$248	$246
Aggregate sales value of homes in backlog	$110,215	$115,000	$110,215	$115,000
Number of new communities	2	6	6	15
Number of active communities	58	65	58	65
Southern Region
Homes delivered	154	151	233	244
Average sales price per home delivered	$206	$209	$205	$209
Revenue homes	$31,795	$31,260	$47,881	$50,607
Revenue third party land sales	$105	$—	$955	$86
Operating (loss) income homes (a)	$(153)	$309	$(6,197)	$(2,292)
Operating income (loss) land (a)	$95	$4	$(495)	$8
New contracts, net	143	133	302	272
Backlog at end of period	197	83	197	83
Average sales price of homes in backlog	$225	$212	$225	$212
Aggregate sales value of homes in backlog	$44,354	$18,000	$44,354	$18,000
Number of new communities	8	2	13	4
Number of active communities	24	22	24	22
Mid-Atlantic Region
Homes delivered	163	209	309	330
Average sales price per home delivered	$266	$311	$270	$313
Revenue homes	$43,371	$64,930	$83,333	$103,271
Operating income homes (a)	$1,857	$1,112	$3,050	$748
New contracts, net	184	159	392	349
Backlog at end of period	192	197	192	197
Average sales price of homes in backlog	$310	$341	$310	$341
Aggregate sales value of homes in backlog	$59,450	$67,000	$59,450	$67,000
Number of new communities	4	3	7	6
Number of active communities	33	22	33	22
Total Homebuilding Regions
Homes delivered	590	790	1,029	1,269
Average sales price per home delivered	$227	$245	$234	$243
Revenue homes	$134,044	$192,917	$240,564	$308,513
Revenue third party land sales	$105	$—	$955	$86
Operating (loss) income homes (a)	$(1,965)	$1,762	$(11,436)	$(1,369)
Operating income (loss) land (a)	$95	$4	$(495)	$8
New contracts, net	635	602	1,289	1,367
Backlog at end of period	833	748	833	748
Average sales price of homes in backlog	$257	$267	$257	$267
Aggregate sales value of homes in backlog	$214,019	$200,000	$214,019	$200,000
Number of new communities	14	11	26	25
Number of active communities	115	109	115	109

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Financial Services
Number of loans originated	448	618	782	1,003
Value of loans originated	$93,089	$131,596	$164,123	$212,347
Revenue	$3,295	$3,487	$6,495	$7,194
Selling, general and administrative expenses	$1,683	$1,998	$3,261	$3,843
Interest expense	$171	$241	$441	$370
Income before income taxes	$1,441	$1,248	$2,793	$2,981

(a)	Amount shown includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for the three and six months ended June 30, 2011 and 2010 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Midwest:
Homes	$5,328	$3,050	$10,361	$3,061
Land	—	—	—	—
	5,328	3,050	10,361	3,061
Southern:
Homes	130	437	5,407	2,173
Land	—	—	590	—
	130	437	5,997	2,173
Mid-Atlantic:
Homes	29	2,989	258	4,433
Land	—	—	—	—
	29	2,989	258	4,433
Total
Homes	5,487	6,476	16,026	9,667
Land	—	—	590	—
	$5,487	$6,476	$16,616	$9,667

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Midwest	20.8%	20.7%	20.7%	21.0%
Southern	22.7%	10.1%	18.2%	10.5%
Mid-Atlantic	14.8%	11.2%	13.3%	12.3%

Total cancellation rate	19.6%	16.2%	18.0%	17.0%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Midwest Region. For the three months ended June 30, 2011, homebuilding revenue in our Midwest region decreased $37.8 million, from $96.7 million in the second quarter of 2010 to $58.9 million in the second quarter of 2011. This decrease was primarily the result of a 37% decrease in homes delivered, from 430 in the second quarter of 2010 to 273 in the second quarter of 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the end of the first quarter of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 and the first quarter of 2011 following the April 30, 2010 expiration of the federal homebuyer tax credit. The decrease in revenue was also the result of a 4% decrease in the average sales price of the homes delivered in our Midwest region, from $225,000 in the second quarter of 2010 to $216,000 in the second quarter of 2011. As a result of lower overall sales and deliveries, we made decisions to lower sales prices and offer increased sales incentives in some of our legacy communities to help improve the sales pace in those communities, which resulted in higher impairment charges during the second quarter of 2011 compared to the second quarter of 2010. The increase in impairment charges was also due changes in our development plans for some of our legacy raw land. For the three months ended June 30, 2011 there were $5.3 million of impairment charges in our Midwest region, compared to $3.0 million of impairment charges for the three months ended June 30, 2010. Excluding these impairment charges, our adjusted operating gross margins were 13.8% for the three months ended June 30, 2011 and 13.0% for the three months ended June 30, 2010. For the second quarter of 2011, we opened two new communities in our Midwest region compared to six new communities for the second quarter of 2010. Overall, we are experiencing gross margins that are over 600 basis points higher in our new communities than our legacy communities. Our Midwest region had an operating loss of $3.7 million for the three months ended June 30, 2011, a $4.0 million decrease from the $0.3 million of operating income in the second quarter of 2010, primarily due to an increase in impairment charges as well as the decrease in revenue described above. Selling, general and administrative expenses decreased $2.7 million, from $9.2 million for the quarter ended June 30, 2010 to $6.5 million for the quarter ended June 30, 2011, due to a decrease in variable selling expenses, payroll related expenses, land related expenses, professional fees, advertising expenses, and expenses related to our model homes. New contracts in our Midwest region, for the three months ended June 30, 2011, were 308 compared to 310 new contracts for the three months ended June 30, 2010. Our second quarter 2011 monthly absorption rate in the Midwest was 1.7 per community, compared to 1.6 per community in the second quarter of 2010.

Southern Region. For the three months ended June 30, 2011, homebuilding revenue in our Southern region increased $0.6 million, from $31.3 million in the second quarter of 2010 to $31.9 million in the second quarter of 2011. This increase was primarily the result of a 2% increase in the number of homes delivered, from 151 for the quarter ended June 30, 2010 to 154 for the quarter ended June 30, 2011, which was partially offset by a decrease in the average sales price of homes delivered from $209,000 in the second quarter of 2010 to $206,000 in the second quarter of 2011. Our increase in homes delivered was the result of our acquisition of the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas during the second quarter of 2011. Operating loss in our Southern region was $0.1 million in the second quarter of 2011, compared to $0.4 million of operating income in the second quarter of 2010. This increase in loss was primarily due to a $0.6 million increase in selling, general and administrative expenses as a result of our acquisition of the assets of TriStone Homes. For the three months ended June 30, 2011, there were $0.1 million of impairment charges in our Southern region, compared to $0.4 million of impairment charges for the three months ended June 30, 2010. Excluding these impairment charges, our adjusted operating gross margins were 14.5% for the three months ended June 30, 2011 and 15.0% for the three months ended June 30, 2010. For the second quarter of 2011, we opened eight new communities (five of which were acquired in our acquisition of TriStone Homes) in our Southern region compared to two new communities for the second quarter of 2010. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities. New contracts in our Southern region increased 8%, from 133 in the second quarter of 2010 to 143 in the second quarter of 2011. Our second quarter 2011 monthly absorption rate in our Southern region was 2.2 per community, compared to 2.0 per community in the second quarter of 2010.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region decreased $21.5 million (33%), from $64.9 million for the three months ended June 30, 2010 to $43.4 million for the three months ended June 30, 2011. This decrease was primarily due to a 22% decrease in the number of homes delivered, from 209 homes for the quarter ended June 30, 2010 to 163 homes for the quarter ended June 30, 2011, as well as a 14% decrease in the average sales price of homes delivered, from $311,000 in the second quarter of 2010 to $266,000 in the second quarter of 2011. The decrease in the averages sales price of homes delivered was primarily due to changes in our product mix from the second quarter of 2010 in certain of our Mid-Atlantic markets. Our Mid-Atlantic region had operating income of $1.9 million for the three months ended June 30, 2011, a $0.7 million improvement from second quarter 2010's operating income of $1.1 million. This increase was primarily due a decrease in impairment charges and lower selling, general and administrative expenses. Our adjusted operating gross margin (excluding less than $0.1 million of impairment charges) for the three months ended June 30, 2011 was 16.9% compared to an adjusted operating gross margin (excluding impairment charges of $2.9 million) for the three months ended June 30, 2010 of 16.4%. For the second quarter of 2011, we opened four new communities in our Mid-Atlantic region compared to three new communities during the second quarter of 2010. Selling, general and administrative expenses decreased $1.1 million, primarily due to a decrease in variable selling expenses, advertising expenses, and professional fees, which was partially offset by an increase in payroll related expenses and land related expenses. For the second quarter of 2011, there was a 16% increase in new contracts from 159 in the second quarter of 2010 to 184 in the second quarter of 2011. Our second quarter 2011 monthly absorption rate in our Mid-Atlantic region was 2.0 per community, compared to 2.5 per community in the second quarter of 2010.

Financial Services. For the three months ended June 30, 2011, revenue from our mortgage and title operations decreased $0.2 million (6%), from $3.5 million in the second quarter of 2010 to $3.3 million in the second quarter of 2011, primarily due to a 28% decrease in the number of loan originations. The decline in revenue resulting from fewer loan originations was partially offset by strong investor demand for our mortgage product which helped generate more revenue per loan than the prior year. Selling, general and administrative expenses decreased $0.3 million for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. We had a $0.1 million increase in operating income for the second quarter of 2011 compared to the second quarter of 2010, which was primarily due to the decrease in selling, general and administrative expenses discussed above.

At June 30, 2011, M/I Financial had mortgage operations in all of our markets except Texas, where we are just entering the mortgage services market. Approximately 85% of our homes delivered during the second quarter of 2011 that were financed were financed through M/I Financial, compared to 84% in the second quarter of 2010. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased $0.6 million (10%), from $5.9 million in the second quarter of 2010 to $5.3 million in the second quarter of 2011. The decrease was primarily due to a decrease of $0.3 million in payroll related expenses, a $0.1 million decrease in variable selling expenses, and a $0.1 million decrease in professional fees.

Interest Expense - Net. Interest expense for the Company increased $1.4 million, from $2.1 million for the quarter ended June 30, 2010 to $3.5 million for the quarter ended June 30, 2011. This increase was primarily due to the increase in our weighted average borrowing rate from 9.25% for the three months ended June 30, 2010 to 9.55% for the three months ended June 30, 2011, along with the increase in our weighted average borrowings from $209.1 million in the second quarter of 2010 to $257.8 million in the second quarter of 2011, due primarily to the issuance of our 2018 Senior Notes in the fourth quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Midwest Region. For the six months ended June 30, 2011, we had $109.3 million of homebuilding revenue in our Midwest region, a decrease of $45.3 million from the $154.6 million of homebuilding revenue we had in the first half of 2010. This decrease was primarily the result of a 30% decrease in homes delivered, from 695 in first six months of 2010 to 487 in the first six months of 2011, which was partially offset by the slight increase in the average sales price of homes delivered, from $223,000 in the first six months of 2010 to $225,000 in the first six months of 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Our Midwest region had an operating loss of $8.3 million for the six months ended June 30, 2011, compared to operating income of $0.2 million for the six months ended June 30, 2010, primarily due to an increase in impairment charges as well as the decrease in revenue described above. For the six months ended June 30, 2011, there were $10.3 million of impairment charges in our Midwest region, compared to $3.0 million of impairment charges for the six months ended June 30, 2010. As a result of lower overall sales and deliveries during the first half of 2011, we made decisions to offer increased sales incentives in some of our legacy communities to help improve the sales pace in those communities, which resulted in higher impairment charges year to date 2011 when compared to 2010. In addition, a portion of the increase in impairment charges was due to changes in our ultimate development plans for some of our legacy raw land. Excluding these impairment charges, our adjusted operating gross margins were 13.0% for the six months ended June 30, 2011 and 12.8% for the six months ended June 30, 2010. For the first half of 2011, we opened six new communities in our Midwest region compared to 15 new communities for the second half of 2010. Overall, we are experiencing gross margins that are over 600 basis points higher in our new communities than our legacy communities. Selling, general and administrative expenses decreased $4.4 million, from $16.6 million for the six months ended June 30, 2010 to $12.2 million for the six months ended June 30, 2011, due to a decrease in variable selling expenses, payroll related expenses, land related expenses, professional fees, advertising expenses, and expenses related to our model homes. New contracts in our Midwest region decreased 20% for the six months ended June 30, 2011, from 746 in the first half of 2010 to 595 in the first half of 2011. Backlog at June 30, 2011 decreased 5% from 468 homes at June 30, 2010 to 444 homes at June 30, 2011, with an average sales price in backlog of $248,000 at June 30, 2011 compared to $246,000 at June 30, 2010. Our monthly absorption rate for the first half of 2011 in the Midwest was 1.6 per community, compared to 1.9 per community in the first half of 2010. Our absorption rate decline, along with our other year over year comparisons, was negatively impacted in the first half of 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Southern Region. For the six months ended June 30, 2011, homebuilding revenue in our Southern region decreased $1.9 million (4%), from $50.7 million in the first half of 2010 to $48.8 million in the first half of 2011. This decrease was primarily the result of a 5% decrease in the number of homes delivered, from 244 for the six months ended June 30, 2010 to 233 for the six months ended June 30, 2011, as well as a decrease in the average sales price of homes delivered from $209,000 in 2010 to $205,000 in 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Operating loss in our Southern region increased $4.4 million, from $2.3 million for the six months ended June 30, 2010 to $6.7 million for the six months ended June 30, 2011, primarily due to an increase in impairment charges, as well as the decrease in revenue described above. For the first half of 2011 there were $6.0 million of impairment charges in our Southern region, compared to $2.2 million in the first half of 2010. The $3.8 million increase in impairment charges was primarily due to management's decision to lower selling prices and increase sales incentives in some of our legacy and close-out communities in various markets within our Southern region. In addition, a portion of the increase in impairment charges was due to changes in our ultimate development plans for some of our legacy raw land. Excluding these impairment charges, as well as charges related to defective drywall of $0.6 million for the six months ended June 30, 2010, our adjusted operating gross margins were 14.2% and 15.7% for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, we opened 13 new communities (five of which were acquired in our acquisition of the assets of TriStone Homes) in our Southern region compared to four new communities for the six months ended June 30, 2010. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities. Selling, general and administrative expenses increased $0.2 million, from $7.5 million for the six months ended June 30, 2010 to $7.7 million for the six months ended June 30, 2011 due to an increase in payroll related expenses, which was partially offset by a decrease in advertising expenses and variable selling expenses. Homes in backlog increased from 83 homes at June 30, 2010 to 197 homes at June 30, 2011 primarily due to the backlog acquired through our acquisition of the assets of TriStone Homes, as well as an 11% increase in new contracts from 272 in the first half of 2010 to 302 in the first half of 2011. The average sales price of homes in backlog also increased in our Southern region from $212,000 at June 30, 2010 to $225,000 at June 30, 2011, and the overall sales value of our homes in backlog in our Southern region increased from $17.6 million at June 30, 2010 to $44.3 million at June 30, 2011. These increases were primarily due to a change in product mix being sold in our Southern region, as well as the inclusion of the backlog acquired through our acquisition of the assets of TriStone Homes. Our monthly absorption rate for the six months ended June 30, 2011, in our Southern region, was 2.5 per community, compared to 2.1 per community in the six months ended June 30, 2010.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region decreased $19.9 million (19%), from $103.3 million for the six months ended June 30, 2010 to $83.3 million for the six months ended June 30, 2011. This decrease was primarily due to a 14% decrease in the average sales price of homes delivered, from $313,000 in the first half of 2010 to $270,000 in the first half of 2011, and a 6% decrease in the number of homes delivered, from 330 homes for the six months ended June 30, 2010 to 309 homes for the six months ended June 30, 2011. The decrease in the average sales price of homes delivered was primarily due to changes in our product mix from the first half of 2010 in certain of our Mid-Atlantic markets. Our Mid-Atlantic region had operating income of $3.1 million for the six months ended June 30, 2011, a $2.3 million improvement compared to the six months ended June 30, 2010. This increase was primarily due to lower homebuilding costs as a percentage of revenue, lower impairment charges, and lower selling, general and administrative expenses. Our adjusted operating gross margin (excluding less than $0.1 million of impairment charges) for the six months ended June 30, 2011 was 16.5%, which was the same as the adjusted operating gross margin (excluding impairment charges of $4.3 million) for the six months ended June 30, 2010. For the second quarter of 2011, we opened seven new communities in our Mid-Atlantic region compared to six new communities opened during the second quarter of 2010. Selling, general and administrative expenses decreased $1.4 million, primarily due to a decrease in variable selling expenses, advertising expenses, expenses related to our model homes, and professional fees, which was partially offset by an increase in payroll related expenses and land related expenses. Homes in backlog decreased from 197 homes at June 30, 2010 to 192 homes at June 30, 2011, despite the 12% increase in new contracts from 349 in the first half of 2010 to 392 in the first half of 2011. The average sales price of homes in backlog also decreased, from $341,000 at June 30, 2010 to $310,000 at June 30, 2011, which was the result of the change in product mix discussed above. Our decline in backlog units largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Our monthly absorption rate for the six months ended June 30, 2011, in our Mid-Atlantic region, was 2.1 per community, compared to 2.7 per community in the six months ended June 30, 2010. Our absorption rate, along with many of our other year-over-year comparisons, was negatively impacted in the first half of 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Financial Services. For the six months ended June 30, 2011, revenue from our mortgage and title operations decreased $0.7 million (10%), from $7.2 million during the six months ended June 30, 2010 to $6.5 million during the six months ended June 30, 2011, primarily due to a 22% decrease in the number of loan originations. The decline in revenue resulting from fewer loan originations was partially offset by strong investor demand for our mortgage product which helped generate more revenue per loan than the prior year. Selling, general and administrative expenses decreased $0.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We had a decrease of $0.1 million in operating income for the first half of 2011, compared to the first half of 2010, which was primarily due to the decrease in revenue discussed above.

At June 30, 2011, M/I Financial had mortgage operations in all of our markets except Texas, where we are just entering the mortgage services market. Approximately 85% of our homes delivered during the first half of 2011 that were financed were financed through M/I Financial, compared to 84% in the first half of 2010. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased $1.4 million (12%), from $11.2 million in the six months ended June 30, 2010 to $9.8 million in the six months ended June 30, 2011. The decrease was primarily due to a decrease of $0.7 million in payroll related expenses, a $0.4 million decrease in miscellaneous other expenses, and a $0.3 million decrease in selling expenses.

Interest Expense - Net. Interest expense for the Company increased $3.3 million, from $4.2 million for the six months ended June 30, 2010 to $7.5 million for the six months ended June 30, 2011. This increase was primarily due to the increase in our weighted average borrowing rate from 8.91% for the six months ended June 30, 2010 to 9.60% for the six months ended June 30, 2011, along with the increase in our weighted average borrowings from $209.1 million in the first half of 2010 to $258.4 million in the first half of 2011, due primarily to the issuance of the 2018 Senior Notes in the fourth quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

Based on the prolonged housing downturn and our goals of maintaining a strong and liquid balance sheet and positioning our business to capitalize on future growth opportunities. During 2010 and the first six months of 2011, we continued to reduce operating expenses and manage our use of cash to operate our business and we made acquisitions of land assets that met our investment and marketing standards to replenish our land inventories and also to facilitate future growth in the markets in which we operate. In April 2011, we acquired the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas, and we believe this expansion of our geographic footprint will help improve our overall operations. At June 30, 2011, we had $113.8 million of cash and cash equivalents and restricted cash, with $44.9 million of this amount comprised of unrestricted cash and cash equivalents.

At June 30, 2011 and December 31, 2010, our ratio of net debt to net capital was 37% and 34%, respectively. Net debt to net capital ratio is calculated as total debt minus total cash and cash equivalents, divided by the sum of total debt minus total cash and cash equivalents plus shareholders' equity We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

We continue to operate in a challenging economic environment, and our ability to maintain sufficient liquidity for our business operations may be affected by economic or business conditions beyond our control. However, we believe that our balance of unrestricted cash, available borrowing options, and other sources of liquidity will be sufficient to fund currently anticipated working capital, planned capital spending, and debt service requirements for at least the next twelve months, including the repayment, at or prior to maturity, of the $41.4 million outstanding balance of the Company's 6.875% Senior Notes due April 1, 2012 (the "2012 Senior Notes").

Operating Cash Flow Activities

In the first half of 2011, we used $8.5 million of cash in our operating activities, compared to using $18.0 million of cash in our operating activities in the first six months of 2010. During the six months ended June 30, 2011, we spent $36.5 million on land and $20.2 million on land development, which was the primary use of cash during the first half of 2011. Based upon our business activity levels, liquidity, leverage, and market conditions, we currently estimate that we will spend approximately $125 to $150 million on land purchases and land development in 2011. However, we will actively monitor market conditions and plan to adjust our land spending accordingly. During the first six months of 2011, we also had an increase in cash held in escrow of $3.7 million. and a decrease in accrued compensation of $1.2 million, which were partially offset by an increase in accounts payable of $13.4 million and a decrease in customer deposits of $1.9 million.

The amount of cash used in operating activities in the first half of 2011 represented a $9.5 million decrease from the $18.0 million of cash used in the first half of 2010. Driving this decrease was a $6.1 million decrease in the net change in cash held in escrow, along with a $3.3 million increase in the net change in accounts payable. In addition, we have not received a tax refund during the six months ended June 30, 2011, compared to a $25.9 million refund received in the first half of 2010.

In the normal course of our business, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $5.4 million as of June 30, 2011 as consideration for the right to purchase land and lots in the future, including the right to purchase $139.8 million of land and lots during the years 2011 through 2017.

Investing Cash Flow Activities

For the six months ended June 30, 2011, we used $29.0 million of cash from investing activities, compared to using $16.0 million of cash from investing activities in the six months ended June 30, 2010. This increase in cash used was primarily due to the $23.2 million increase in restricted cash in the first half of 2011 (compared to the $15.0 million increase in restricted cash during the first half of 2010) due to the Company being required to pledge $25 million of cash as security to the lenders under under its $140 million secured revolving credit facility dated June 9, 2010 (the “Credit Facility”) as we did not meet either the required minimum Interest Coverage Ratio or the minimum Adjusted Cash Flow Ratio (as such terms are defined in the Credit Facility) during the six months ended June 30, 2011. We believe the requirement to pledge $25 million of cash under the Credit Facility will remain in effect for at least the remainder of 2011. We are, however, able to borrow such amount under the Credit Facility.

Financing Cash Flow Activities

For the six months ended June 30, 2011, our financing activities generated $1.3 million of cash, compared to $5.7 million of cash generated during the six months ended June 30, 2010. The cash generated during the first six months of 2011 was primarily the result of $1.4 million of proceeds from stock options exercised. The cash generated during the first six months of 2010 was primarily the result of $9.8 million of bank borrowings, partially offset by $3.9 million of debt issue costs.

Our homebuilding and financial services operations financing needs depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other Company plans. We fund these operations with cash flows from operating activities, borrowings under our credit facilities, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary. Our 2012 Senior Notes mature in April 2012 and at such time we will be required to repay the aggregate outstanding principal balance of $41.4 million. We expect to have adequate cash from available sources, including borrowings under the Credit Facility, if needed, to repay the 2012 Senior Notes at their maturity date.

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding activities. We routinely monitor current operational requirements, financial market conditions, and credit relationships. We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements. We further believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary to our cash management if market conditions continue to deteriorate and/or the challenging economic conditions extend beyond our expectations. We cannot be certain that we will be able to replace our existing financing or find sources of additional financing in the future. Please refer to “Item 1A. Risk Factors” in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A. Risk Factors” in Part II of this report for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of June 30, 2011:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	6/9/2013	$—	$20,996
Notes payable – financial services (b)	3/31/2012	$32,133	$162
Senior Notes	4/1/2012	$41,443	$—
Senior Notes	11/15/2018	$200,000	$—
MIF Mortgage Repurchase Agreement (c)	12/26/2011	$5,212	$—

(a)
The available amount is computed in accordance with the borrowing base calculation under the Credit Facility and can be increased if we secure additional assets or invest additional amounts in the currently pledged assets.  The maximum aggregate commitment amount of the Credit Facility is $140 million.

(b)
The available amount is in accordance with the borrowing base calculation under M/I Financial's $50 million mortgage warehousing agreement dated April 18, 2011 (the “MIF Mortgage Warehousing Agreement”).  The maximum aggregate commitment amount of the MIF Mortgage Warehousing Agreement is $50 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 31, 2012.

(c)
M/I Financial entered into a $10 million uncommitted mortgage repurchase agreement (the “MIF Mortgage Repurchase Agreement”) on December 27, 2010. At the discretion of the lender, M/I Financial can increase availability under this facility by adding mortgage collateral.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Company entered into the Credit Facility on June 9, 2010. The Credit Facility matures on June 9, 2013. The Credit Facility provides revolving credit financing for the Company in the aggregate commitment amount of up to $140 million (as determined by a borrowing base), including a $25 million sub-facility for letters of credit. The Credit Facility is governed by a Credit Agreement (the “Credit Agreement”). Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement. As of June 30, 2011, the Company had no outstanding borrowings or outstanding letters of credit under the Credit Facility, and the Company had pledged $67.8 million in aggregate book value of inventory to secure any borrowings that we may make in the future under the Credit Facility.

The Company's obligations under the Credit Facility are secured by certain of the personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio and North Carolina.

Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of the mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of June 30, 2011, there was $21.0 million of availability under the Credit Facility in accordance with the borrowing base calculation. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

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

•
Maintain one or more of the following: (i) a minimum Interest Coverage Ratio of 1.50 to 1.00; (ii) a minimum Adjusted Cash Flow Ratio of 1.50 to 1.00; or (iii) unrestricted cash pledged as security to the lenders of not less than $25 million. As a result of increased interest costs following our issuance of the 2018 Senior Notes in the fourth quarter of 2010, we were unable to maintain either the required minimum Interest Coverage Ratio or the minimum Adjusted Cash Flow Ratio during the six months ended June 30, 2011, and therefore, we were required to pledge $25 million of cash as security to the lenders in accordance with the terms of the Credit Agreement.

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

As of June 30, 2011, the Company was in compliance with all covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$191.6	$273.7
Leverage Ratio	≤	1.50 to 1.00	1.06 to 1
Interest Coverage Ratio (a)	≥	1.50 to 1.00	1.08 to 1
Adjusted Cash Flow Ratio (a)	≥	1.50 to 1.00	(0.42) to 1
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$6.4
Adjusted Land Value	≤	$301.1	$179.2
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$82.1	$17.0
Unsold Housing Units and Model Homes	≤	768	642
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

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $10.0 million to $14.0 million, for a combined letter of credit capacity of $58.0 million, of which $9.6 million was uncommitted at June 30, 2011 and could be withdrawn at any time. As of June 30, 2011, there was a total of $36.1 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $37.0 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. M/I Financial entered into the MIF Mortgage Warehousing Agreement on April 18, 2011. The MIF Mortgage Warehousing Agreement replaced M/I Financial's previous $45 million secured credit agreement dated April 26, 2010 (the “MIF Credit Agreement”). The MIF Mortgage Warehousing Agreement expires on March 31, 2012 and will be used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides M/I Financial with maximum borrowing availability of $50 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (i) the floating LIBOR rate plus 225 basis points and (ii) 4.0%.

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

•
Not incur any Funded Debt, except as permitted by the MIF Mortgage Warehousing Agreement, which permitted Funded Debt includes other mortgage collateralized facilities and Funded Debt incurred in the normal operation of M/I Financial's mortgage finance and related business.

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

As of June 30, 2011, the Company was in compliance with all covenants of the MIF Mortgage Warehousing Agreement. The following table summarizes the restrictive covenant thresholds under the MIF Mortgage Warehousing Facility and M/I Financial's compliance with such covenants as of June 30, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.00	3.2 to 1.00
Liquidity	≥	$5.0	$14.2
Adjusted Net Income	>	0	$1.6
Tangible Net Worth	≥	$10.0	$12.6

MIF Mortgage Repurchase Agreement. M/I Financial entered into the MIF Mortgage Repurchase Agreement on December 27, 2010. The MIF Mortgage Repurchase Agreement expires on December 26, 2011 and can be terminated by either party at any time upon 30 days' notice. The MIF Mortgage Repurchase Agreement provides that the lender may purchase from M/I Financial mortgage loans in the aggregate amount of up to $10.0 million, with the agreement of the lender to re-sell such mortgages to M/I Financial at a later date. M/I Financial repurchases mortgages from the lender at varying percentages above the price that the lender pays to M/I Financial for the mortgages. As of June 30, 2011 M/I Financial had sold and not yet repurchased $5.2 million of mortgages under the MIF Mortgage Repurchase Agreement. As a result of the repurchase agreement, these were accounted for as secured borrowings.

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

As of June 30, 2011, M/I Financial was in compliance with all covenants of the MIF Mortgage Repurchase Agreement. The following table summarizes the covenant thresholds under the MIF Mortgage Repurchase Agreement and M/I Financial's compliance with such covenants as of June 30, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Tangible Net Worth	≥	$10.0	$12.6
Liquidity (Unrestricted Cash or Cash Equivalents)	≥	$5.0	$14.2
Leverage Ratio (Total Liabilities to Tangible Net Worth)	≤	8.0 to 1.0	3.2 to 1.0

Senior Notes. On November 12, 2010, the Company completed a cash tender offer to purchase any and all of its outstanding 2012 Senior Notes in which $158.6 million aggregate principal amount of the $200 million of outstanding 2012 Senior Notes was tendered and accepted for purchase. On November 12, 2010, the Company also closed on its private placement of $200 million aggregate principal amount of the 2018 Senior Notes.

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

•
Make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket,” as defined in the indentures. As of June 30, 2011, the restricted payments basket under the indenture governing the 2012 Senior Notes was ($208.8) million and the restricted payments basket under the indenture governing the 2018 Senior Notes was $0.3 million. As a result of the deficit in the restricted payments basket under the indenture governing the 2012 Senior Notes, the Company is currently restricted from paying dividends on its common shares and its 9.75% Series A Preferred Shares, and from repurchasing any shares. Absent such a restriction in the 2012 Senior Notes, as a result of the restricted payments basket under the indenture governing the 2018 Senior Notes, as of June 30, 2011, the Company would have been restricted in aggregate to a total of $0.3 million of such payments and repurchases.

•	Create liens except for liens permitted under the applicable indenture (which permitted liens include liens under the Credit Facility).

•	Consolidate or merge with or into other companies.

•	Liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indentures governing the 2012 Senior Notes and the 2018 Senior Notes. As of June 30, 2011, the Company was in compliance with all terms, conditions, and covenants under the indentures.

As of June 30, 2011, $41.4 million aggregate principal amount of the 2012 Senior Notes remained outstanding. We may seek to repurchase the outstanding 2012 Senior Notes from time to time prior to maturity through open market repurchase transactions, privately negotiated transactions, tender offers, exchange offers, redemption or otherwise. The timing and nature of any such transactions will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Any such transactions, individually or in the aggregate, may be material to our financial condition, results of operations and/or liquidity. The 2012 Senior Notes mature in April 2012. To the extent we do not repurchase the remaining outstanding balance of the 2012 Senior Notes prior to maturity, we will be required to repay the then-outstanding aggregate amount of the 2012 Senior Notes in April 2012. We expect to have adequate cash from available sources, including borrowings under the Credit Facility, if needed, to repay the 2012 Senior Notes at or prior to maturity.

Weighted Average Borrowings. For the three months ended June 30, 2011 and 2010, our weighted average borrowings outstanding were $257.8 million and $209.1 million, respectively, with a weighted average interest rate of 9.55% and 9.25%, respectively.  For the six months ended June 30, 2011 and 2010, our weighted average borrowings outstanding were $258.4 million and $209.1 million, respectively, with a weighted average interest rate of 9.60% and 8.91%, respectively. The increase in borrowings was primarily the result of the issuance of the 2018 Senior Notes, partially offset by the tender offer for the 2012 Senior Notes, in the fourth quarter of 2010.

At June 30, 2011 we did not have any funded amounts outstanding under the Credit Facility. During the six months ended June 30, 2011, we did not have any borrowings under the Credit Facility, the average daily amount of letters of credit outstanding under the Credit Facility during the six months ended June 30, 2011 was $0.1 million and the maximum amount of letters of credit outstanding under the Credit Facility was $0.2 million.

At June 30, 2011, M/I Financial had $26.9 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2011, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement (from April 18, 2011 to June 30, 2011) and the MIF Credit Agreement (from January 1, 2011 to April 18, 2011), was $6.7 million and the maximum amount outstanding under the MIF Mortgage Warehousing Agreement (from April 18, 2011 through June 30, 2011) and the MIF Credit Agreement (from January 1, 2011 to April 18, 2011), was $32.4 million.

At June 30, 2011, M/I Financial had $5.2 million of mortgages sold and not yet repurchased under the MIF Mortgage Repurchase Agreement.  During the six months ended June 30, 2011, the average daily amount of outstanding mortgages sold and not yet repurchased under the MIF Mortgage Repurchase Agreement was $4.4 million and the maximum amount of outstanding mortgages sold and not yet repurchased under the MIF Mortgage Repurchase Agreement was $10.0 million.

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

We did not pay any dividends on the Preferred Shares in the first six months of 2011. As a result of a current deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  Absent such a restriction in the 2012 Senior Notes, as a result of the restricted payments basket under the indenture governing the 2018 Senior Notes, as of June 30, 2011, the Company would have been restricted in aggregate to a total of $0.3 million of such payments and repurchases. We will continue to be restricted from paying dividends until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative positive earnings in excess of the current deficit amount, or the 2012 Senior Notes are repaid in full and (2) our Board of Directors authorizes us to resume dividend payments.  See Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration. On August 4, 2008, the Company filed a $250 million universal shelf registration statement with the SEC.  Pursuant to the shelf registration statement, the Company may, from time to time, offer new debt, equity and certain other securities.  The timing and amount of offerings, if any, will depend on market and general business conditions. In the second quarter of 2009, we raised $52.6 million by issuing 4,475,600 common shares in a public offering, pursuant to the shelf registration statement.  As of June 30, 2011, $194.1 million remains available under the universal shelf registration statement for future offerings. The shelf registration statement expires on August 14, 2011, at which time the Company intends to obtain a new shelf registration.

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

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of June 30, 2011 to be the amount invested of $10.0 million.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of June 30, 2011 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $5.4 million, including prepaid acquisition costs of $0.7 million, and letters of credit of $2.2 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2011, the Company had outstanding $65.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $24.0 million of performance bonds and $26.7 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s $0.1 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $9.6 million of financial letters of credit; and (3) $5.4 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  The risks associated with these guarantees are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 8 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $4.5 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, both the fair value of the committed IRLCs and the related best-efforts contracts resulted in liabilities of less than $0.1 million. At December 31, 2010, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million, and the related best-efforts contracts resulted in an asset of less than $0.1 million. For the three and six months ended June 30, 2011, we recognized income of $0.1 million and less than $0.1 million of expense, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market. For both the three and six months ended June 30, 2010, we recognized income of less than $0.1 million relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At June 30, 2011 and December 31, 2010, the notional amount of the uncommitted IRLCs was $37.0 million and $24.9 million, respectively. The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.2 million and a liability of less than $0.1 million at June 30, 2011 and December 31, 2010, respectively. For the three and six months ended June 30, 2011, we recognized income of less than $0.1 million and $0.2 million, respectively, relating to marking the uncommitted IRLCs to market. For the three and six months ended June 30, 2010, we recognized income of $0.6 million and $0.8 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings. At June 30, 2011 and December 31, 2010, the notional amount under these FMBSs was $38.0 million and $27.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in an asset of $0.2 million and $0.1 million, respectively. For the three and six months ended June 30, 2011, we recognized income of less than $0.1 million and $0.1 million, respectively, relating to marking these FMBSs to market. For the three and six months ended June 30, 2010, we recognized expense of $1.2 million and $1.3 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $19.8 million and $42.7 million at June 30, 2011 and December 31, 2010, respectively. The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.2 million and $2.0 million at June 30, 2011 and December 31, 2010, respectively. For the three and six months ended June 30, 2011, we recognized income of less than $0.1 million and $1.8 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market. For the three and six months ended June 30, 2010, we recognized income of $0.2 million and $0.7 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $14.0 million and $14.3 million, respectively, at June 30, 2011, and $2.0 million and $1.9 million, respectively, at December 31, 2010. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of June 30, 2011 and December 31, 2010, the related fair value adjustment for marking these FMBSs to market resulted in a liability of less than $0.1 million and an asset of $0.1 million, respectively. For the three and six months ended June 30, 2011, we recognized less than $0.1 million and $0.1 million of expense, respectively, relating to marking these FMBSs to market. For both the three and six months ended June 30, 2010, we recognized $1.5 million of expense relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2011:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2011	2012	2013	2014	2015	Thereafter	Total	6/30/2011
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.45%	$33,877	$—	$—	$—	$—	$—	$33,877	$33,029
Variable rate	3.32%	2,747	—	—	—	—	—	2,747	2,696

LIABILITIES:
Long-term debt — fixed rate	8.32%	$169	$41,803	$391	$424	$459	$203,887	$247,133	$243,671
Long-term debt — variable rate	4.00%	32,133	—	—	—	—	—	32,133	32,133

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging metals. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and eight other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved, and these homeowners are no longer parties to any of the MDL Omnibus Actions. The Company intends to vigorously defend against the remaining claims. Given the inherent uncertainties in this litigation, as of June 30, 2011, no accrual has been recorded (other than the accrual for repairs described in Note 9) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. Please refer to Note 9 for further information on this matter.
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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We may not be successful in integrating acquisitions or implementing our growth strategies.

In April 2011, we acquired the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas. We may in the future consider growth or expansion of our operations in our current markets or in other areas of the country, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our liquidity and/or profitability, and any future acquisitions could result in the dilution of existing shareholders if we issue our common shares as consideration. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the diversion of management's attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of the Company's equity securities during the quarter ended June 30, 2011.  As discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements, as a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes, we are currently restricted from repurchasing any of our common or preferred shares. Absent such a restriction in the 2012 Senior Notes, as a result of the restricted payments basket under the indenture governing the 2018 Senior Notes, as of June 30, 2011, the Company would have been restricted in aggregate to a total of $0.3 million of such payments and repurchases.

Item 3. Defaults Upon Senior Securities - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit
Number	Description

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	August 2, 2011	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	August 2, 2011	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)