Form 10-Q
period 2011-09-30
M I HOMES INC
filed 2011-11-04
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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
Common shares, par value $.01 per share: 18,736,357 shares outstanding as of November 2, 2011.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash	$46,829	$81,208
Restricted cash	46,218	41,923
Mortgage loans held for sale	36,666	43,312
Inventory	491,361	450,936
Property and equipment - net	14,741	16,554
Investment in Unconsolidated LLCs	10,256	10,589
Other assets	15,654	17,372
TOTAL ASSETS	$661,725	$661,894

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$45,842	$29,030
Customer deposits	5,377	3,017
Other liabilities	47,237	42,116
Community development district obligations	6,348	7,112
Obligation for consolidated inventory not owned	4,600	468
Note payable bank - financial services operations	31,658	32,197
Note payable - other	5,857	5,853
Senior notes	238,914	238,610
TOTAL LIABILITIES	385,833	358,403

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares at both September 30, 2011 and December 31, 2010	221	221
Additional paid-in capital	139,509	140,418
Retained earnings	106,677	137,578
Treasury shares - at cost - 3,365,366 and 3,577,388 shares, respectively, at September 30, 2011 and December 31, 2010	(66,840)	(71,051)
TOTAL SHAREHOLDERS' EQUITY	275,892	303,491

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$661,725	$661,894

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$141,624	$135,609	$389,638	$451,402
Costs and expenses:
Land and housing	116,269	108,659	322,886	373,030
Impairment of inventory and investment in Unconsolidated LLCs	1,697	1,796	18,013	11,206
General and administrative	13,896	13,148	38,064	39,601
Selling	11,213	11,735	30,621	36,482
Interest	3,384	1,952	10,884	6,172
Total costs and expenses	146,459	137,290	420,468	466,491

Loss before income taxes	(4,835)	(1,681)	(30,830)	(15,089)

Provision (benefit) for income taxes	(117)	389	71	123

Net loss	$(4,718)	$(2,070)	$(30,901)	$(15,212)

Loss per common share:
Basic	$(0.25)	$(0.11)	$(1.65)	$(0.82)
Diluted	$(0.25)	$(0.11)	$(1.65)	$(0.82)

Weighted average shares outstanding:
Basic	18,728	18,523	18,685	18,523
Diluted	18,728	18,523	18,685	18,523

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Nine Months Ended September 30, 2011
	(Unaudited)
	Preferred Shares		Common Shares		Additional			Total
	Shares		Shares		Paid-in	Retained	Treasury	Shareholders'
(Dollars in thousands)	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Equity
Balance at December 31, 2010	4,000	$96,325	18,524,335	$221	$140,418	$137,578	$(71,051)	$303,491
Net loss	—	—	—	—	—	(30,901)	—	(30,901)
Income tax benefit from stock options and deferred compensation distributions	—	—	—	—	165	—	—	165
Stock options exercised	—	—	190,090	—	(2,275)	—	3,775	1,500
Share-based compensation expense	—	—	—	—	1,525	—	—	1,525
Deferral of executive and director compensation	—	—	—	—	112	—	—	112
Executive and director deferred compensation distributions	—	—	21,932	—	(436)	—	436	—
Balance at September 30, 2011	4,000	$96,325	18,736,357	$221	$139,509	$106,677	$(66,840)	$275,892

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
(Dollars in thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(30,901)	$(15,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	17,424	11,603
Impairment of investment in Unconsolidated LLCs	1,029	—
Mortgage loan originations	(256,708)	(301,419)
Proceeds from the sale of mortgage loans	266,737	305,430
Fair value adjustment of mortgage loans held for sale	(3,383)	(1,479)
Net loss from property disposals	—	7
Depreciation	3,819	3,859
Amortization of intangibles, debt discount and debt issue costs	1,866	1,935
Share-based compensation expense	1,525	2,179
Deferred income tax benefit	(11,657)	(5,684)
Deferred tax asset valuation allowance	11,657	5,684
Excess tax (benefit) expense from stock-based payment arrangements	(165)	14
Equity in undistributed income of Unconsolidated LLCs	—	(155)
Write-off of unamortized debt discount and financing costs	—	311
Change in assets and liabilities:
Cash held in escrow	237	(9,358)
Inventory	(50,618)	(81,562)
Other assets	954	32,617
Accounts payable	16,089	15,601
Customer deposits	2,314	589
Accrued compensation	(703)	(1,141)
Other liabilities	5,918	(6,806)
Net cash used in operating activities	(24,566)	(42,987)

INVESTING ACTIVITIES:
Restricted cash	(4,532)	(16,448)
Purchase of property and equipment	(889)	(1,455)
Acquisition, net of cash acquired	(4,654)	—
Investment in Unconsolidated LLCs	(648)	(661)
Return of investment from Unconsolidated LLCs	—	13
Net cash used in investing activities	(10,723)	(18,551)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(539)	(369)
Proceeds from (principal repayments of) note payable-other and community development district bond obligations	4	(246)
Debt issue costs	(220)	(3,874)
Proceeds from exercise of stock options	1,500	5
Excess tax expense (benefit) from stock-based payment arrangements	165	(14)
Net cash provided by (used in) financing activities	910	(4,498)
Net decrease in cash	(34,379)	(66,036)
Cash balance at beginning of period	81,208	109,930
Cash balance at end of period	$46,829	$43,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$4,208	$372
Income taxes	$282	$274

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(764)	$(780)
Consolidated inventory not owned	$4,132	$(616)
Contingent consideration related to acquisition	$512	$—

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“Unconsolidated LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers' compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2010 Form 10-K and “Item 1A. Risk Factors”in Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as the same may be updated from time to time in our subsequent filings with the SEC.

Reclassifications

Certain amounts in the Unaudited Condensed Consolidated Financial Statements and the notes thereto for the nine months ended September 2010 have been reclassified to conform to the nine months ended September 2011 presentation. The Company believes these reclassifications are immaterial to the Unaudited Condensed Consolidated Financial Statements.

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

NOTE 2. Cash and Restricted Cash

The table below is a summary of our cash balances at September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011	December 31, 2010

Homebuilding	$32,388	$71,874
Financial services	14,441	9,334
Unrestricted cash	$46,829	$81,208
Restricted cash	46,218	41,923
Total cash	$93,047	$123,131

Restricted cash consists of homebuilding cash the Company had designated as collateral at September 30, 2011 and December 31, 2010 in accordance with the four secured Letter of Credit Facilities that were entered into in July 2009 and the one secured Letter of Credit Facility that was entered into in June 2010 (collectively, as amended, the “Letter of Credit Facilities”). Restricted cash as of September 30, 2011 also consists of $25.0 million the Company was required to pledge as security to the lenders under the Company's three-year $140 million secured revolving credit facility dated June 9, 2010 (the "Credit Facility"). The security pledge was required in accordance with the terms of the Credit Agreement, as a result of the Company's ratios being less than both the required minimum Interest Coverage Ratio and the minimum Adjusted Cash Flow Ratio (as such terms are defined in the Credit Agreement) for the quarters ended June 30, 2011 and September 30, 2011. Restricted cash also includes cash held in escrow of $2.9 million and $3.1 million at September 30, 2011 and December 31, 2010, respectively.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $1.5 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At September 30, 2011 and December 31, 2010, the notional amount of the uncommitted IRLCs was $45.2 million and $24.9 million, respectively.

Forward Sales of Mortgage-Backed Securities. Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings. At September 30, 2011 and December 31, 2010, the notional amount under these FMBSs was $42.0 million and $27.0 million, respectively.

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $5.1 million and $42.7 million at September 30, 2011 and December 31, 2010, respectively.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $30.0 million and $29.5 million, respectively, at September 30, 2011 and $2.0 million and $1.9 million, respectively, at December 31, 2010. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings.

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2011 and December 31, 2010:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$36,666	$—	$36,666	$—
Forward sales of mortgage-backed securities	(1,213)	—	(1,213)	—
Interest rate lock commitments	682	—	682	—
Best-efforts contracts	(115)	—	(115)	—

Total	$36,020	$—	$36,020	$—

	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Financial Instrument (in thousands)
Mortgage loans held for sale	$43,312	$—	$43,312	$—
Forward sales of mortgage-backed securities	121	—	121	—
Interest rate lock commitments	(43)	—	(43)	—
Best-efforts contracts	340	—	340	—
Total	$43,730	$—	$43,730	$—

The following table sets forth the amount of gain (loss) recognized, within our financial services revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2011	2010	2011	2010
Mortgage loans held for sale	$1,233	$(1,339)	$3,383	$1,479
Forward sales of mortgage-backed securities	(1,350)	1,956	(1,334)	(828)
Interest rate lock commitments	497	(373)	725	474
Best-efforts contracts	(180)	22	(455)	(389)
Total gain (loss) recognized	$200	$266	$2,319	$736

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives		Liability Derivatives
	September 30, 2011		September 30, 2011
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,213
Interest rate lock commitments	Other assets	682	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	115
Total fair value measurements		$682		$1,328

	Asset Derivatives		Liability Derivatives
	At December 31, 2010		At December 31, 2010
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$121	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	43
Best-efforts contracts	Other assets	340	Other liabilities	—
Total fair value measurements		$461		$43

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

The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of September 30, 2011, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.

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

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis for the nine months ended September 30, 2011 and the year ended December 31, 2010:

Description of asset or liability (In thousands)	Fair Value Measurements September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$31,118	$—	$—	$31,118	$16,984
Investments in Unconsolidated LLCs	$970	$—	$—	$970	$1,029

Total fair value measurements	$32,088	$—	$—	$32,088	$18,013

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$16,793	$—	$—	$16,793	$12,506
Investments in Unconsolidated LLCs	$50	$—	$—	$50	$32

Total fair value measurements	$16,843	$—	$—	$16,843	$12,538

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at September 30, 2011 and December 31, 2010. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, including restricted cash	$93,047	$93,047	$123,131	$123,131
Mortgage loans held for sale	36,666	36,666	43,312	43,312
Other assets	14,089	14,111	14,998	15,052
Notes receivable	883	790	919	771
Commitments to extend real estate loans	682	682	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	340	340
Forward sales of mortgage-backed securities	—	—	121	121
Liabilities:
Note payable - banks	31,658	31,658	32,197	32,197
Mortgage notes payable	5,857	6,253	5,853	6,564
Senior Notes	238,914	216,549	238,610	243,263
Commitments to extend real estate loans	—	—	43	43
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	115	115	—	—
Forward sales of mortgage-backed securities	1,213	1,213	—	—
Other liabilities	45,909	45,909	38,301	38,301
Off-Balance Sheet Financial Instruments:
Letters of credit	—	808	—	627

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2011 and December 31, 2010:

Cash, Restricted Cash and Other Liabilities. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Note Payable - Other and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at September 30, 2011 and December 31, 2010. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

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

Letters of Credit. Letters of credit of $38.0 million and $39.2 million represent potential commitments at September 30, 2011 and December 31, 2010, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 4. Inventory

A summary of the Company's inventory as of September 30, 2011 and December 31, 2010 is as follows:

(In thousands)	September 30, 2011	December 31, 2010
Single-family lots, land and land development costs	$240,916	$262,960
Homes under construction	204,338	151,524
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2011 - $3,989; December 31, 2010 - $3,230)	28,425	23,255
Community development district infrastructure	6,348	7,112
Land purchase deposits	3,081	1,965
Consolidated inventory not owned	8,253	4,120
Total inventory	$491,361	$450,936

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Homes under construction includes homes that are in various stages of construction. As of September 30, 2011 and December 31, 2010, we had 638 homes (with a carrying value of $80.8 million) and 561 homes (with a carrying value of $74.4 million), respectively, included in homes under construction that were not subject to a sales contract.

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

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement. For the three and nine months ended September 30, 2011, the Company wrote off $0.1 million and $0.4 million, respectively, in option deposits and pre-acquisition costs. Refer to Note 5 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 5. Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

A summary of the Company’s valuation adjustments and write-offs for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Impairment of operating communities:
Midwest	$962	$141	$3,944	$276
Southern	594	72	2,459	583
Mid-Atlantic	—	110	17	3,086
Total impairment of operating communities (a)	$1,556	$323	$6,420	$3,945
Impairment of future communities:
Midwest	$141	$—	$6,519	$2,837
Southern	—	1,473	3,455	3,134
Mid-Atlantic	—	—	—	1,290
Total impairment of future communities (a)	$141	$1,473	$9,974	$7,261
Impairment of land held for sale:
Midwest	$—	$—	$—	$—
Southern	—	—	590	—
Mid-Atlantic	—	—	—	—
Total impairment of land held for sale (a)	$—	$—	$590	$—
Option deposits and pre-acquisition costs write-offs:
Midwest	$121	$5	$143	$94
Southern	19	94	56	95
Mid-Atlantic	—	41	241	208
Total option deposits and pre-acquisition costs write-offs (b)	$140	$140	$440	$397
Impairment of investments in Unconsolidated LLCs:
Midwest	$—	$—	$979	$—
Southern	—	—	50	—
Mid-Atlantic	—	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$—	$—	$1,029	$—

Total impairments and write-offs of option deposits and
pre-acquisition costs	$1,837	$1,936	$18,453	$11,603

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 6. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Capitalized interest, beginning of period	$19,758	$21,470	$20,075	$23,670
Interest capitalized to inventory	2,773	2,495	7,613	7,480
Capitalized interest charged to cost of sales	(2,515)	(2,719)	(7,672)	(9,904)
Capitalized interest, end of period	$20,016	$21,246	$20,016	$21,246

Interest incurred — net	$6,157	$4,447	$18,497	$13,652

NOTE 7. Investment in Unconsolidated Limited Liability Companies

At September 30, 2011, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company. These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. The Company's maximum exposure related to its investment in these entities as of September 30, 2011 was the amount invested of $10.3 million. Included in the Company's investment in Unconsolidated LLCs at both September 30, 2011 and December 31, 2010 were $0.8 million of capitalized interest and other costs. The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.

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

The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets. A summary of warranty activity for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Warranty accrual, beginning of period	$7,835	$8,478	$8,335	$8,657
Warranty expense on homes delivered during the period	1,131	1,073	3,100	3,792
Changes in estimates for pre-existing warranties	1,021	159	921	139
Settlements made during the period	(1,771)	(1,596)	(4,140)	(4,474)
Warranty accrual, end of period	$8,216	$8,114	$8,216	$8,114

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a wholly-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $81.5 million and $142.2 million were covered under the above guarantees as of September 30, 2011 and December 31, 2010, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at September 30, 2011, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2011, but has received inquiries concerning underwriting matters from third party investors concerning certain loans.  The total of these loans was approximately $4.8 million and $3.6 million at September 30, 2011 and December 31, 2010, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.  The Company has accrued management’s best estimate of the probable loss on the above loans.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers of those loans for periods ranging from five to thirty years. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur. The total of these costs are estimated to be $1.4 million as of both September 30, 2011 and December 31, 2010. The Company has accrued management's best estimate of the probable loss on the above loans.

The Company has recorded a liability relating to the guarantees described above totaling $2.6 million and $2.0 million at September 30, 2011 and December 31, 2010, respectively, which is management's best estimate of the Company's liability.

At September 30, 2011, the Company had outstanding $41.4 million of 6.875% Senior Notes due 2012 (the “2012 Senior Notes”), which are fully and unconditionally guaranteed jointly and severally by all of the Company's wholly-owned subsidiaries. At September 30, 2011, the Company also had outstanding $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes"). The Company's obligations under both the 2018 Senior Notes and the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 9. Commitments and Contingencies

At September 30, 2011, the Company had outstanding approximately $67.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016. Included in this total are: (1) $22.9 million of performance and maintenance bonds and $26.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company's less than $0.1 million share of our Unconsolidated LLCs' letters of credit and bonds); (2) $11.1 million of financial letters of credit, of which $3.7 million represent deposits on land and lot purchase agreements; and (3) $6.9 million of financial bonds.

As of September 30, 2011, the Company has identified 93 homes that have been confirmed as having defective imported drywall installed by our subcontractors.  All of these homes are located in Florida.  While we are continuing to investigate whether other homes are affected, the number of additional affected homes newly identified each quarter has declined significantly since 2009 to a nominal amount. As of September 30, 2011, we have completed the repair of 80 homes, are in the process of repairing nine homes, and are continuing to seek the authorization of the remaining homeowners to repair their homes. In consideration for performing these repairs, we received from the homeowner a full release of claims (excluding, in nearly all cases, personal injury claims) arising from the defective drywall.. Since 2009, the Company has accrued approximately $13.0 million for the repair of these 93 homes. The remaining balance in this accrual is $1.4 million, which is included in Other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets. Based on our investigation to date and our evaluation of the defective drywall issue, we believe our existing accrual is sufficient to cover costs and claims associated with the repair of these homes. However, if and to the extent the scope of the defective drywall issue proves to be significantly greater than we currently believe, then it is possible that we could incur additional costs or liabilities related to defective drywall that may have a material adverse effect on our results of operations, financial condition, and cash flows. During the third quarter of 2010, the Company received a $2.4 million settlement for claims attributed to the defective drywall. The Company has made demand for additional reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall. Please refer to Note 10 for further information on this matter.

At September 30, 2011, the Company had sales agreements outstanding, some of which have contingencies for financing approval, to deliver 838 homes with an aggregate sales price of approximately $222.7 million. Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $107.6 million to be made in 2011 relating to those homes. At September 30, 2011, the Company also has options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $140.3 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 10. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall

Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and eight other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 9). As a result of these agreements, the Initial Action has been resolved and dismissed, and five of the eight other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. The Company intends to vigorously defend against the claims of the remaining plaintiffs. Given the inherent uncertainties in this litigation, as of September 30, 2011, no accrual has been recorded (other than the accrual for repairs described in Note 9) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. There can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 9 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material effect on the Company's financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At September 30, 2011 and December 31, 2010, we had $0.7 million and $1.2 million, respectively, reserved for legal expenses.

NOTE 11. Debt

Notes Payable - Homebuilding

At September 30, 2011, borrowing availability under the Credit Facility was $52.9 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $20.0 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $32.9 million. At September 30, 2011, the Company had pledged $69.1 million in aggregate book value of inventory and $25 million of cash to secure any borrowings and letters of credit outstanding under the Credit Facility. At September 30, 2011, the Company was in compliance with all covenants of the Credit Facility.

At September 30, 2011, there was $17.8 million of outstanding letters of credit under the Letter of Credit Facilities, which was collateralized with $18.3 million of the Company's cash.

Notes Payable — Financial Services

At September 30, 2011, M/I Financial had $26.4 million outstanding under the MIF Mortgage Warehousing Agreement, and was in compliance with all covenants of that agreement.

At September 30, 2011, M/I Financial had sold and not yet repurchased $5.3 million of mortgages under its uncommitted repurchase agreement that was entered into on December 27, 2010 (the "MIF Mortgage Repurchase Agreement") and was in compliance with all covenants of that agreement. As a result of M/I Financial's obligation to repurchase mortgages under the terms of the agreement, fundings under the MIF Mortgage Repurchase Agreement are accounted for as secured borrowings.

Senior Notes

As of September 30, 2011, we had $41.4 million of our 2012 Senior Notes and $200.0 million of our 2018 Senior Notes outstanding. The 2012 Senior Notes and the 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2012 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our wholly-owned subsidiaries. The parent company has no independent assets or operations, and any subsidiaries of the parent company, other than the subsidiary guarantors of the 2012 Senior Notes, are minor. The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries that, as of the date of issuance of the notes, were guarantors under the Credit Facility.

The indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes contain restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our "restricted payments basket," as defined in each of the indentures, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At September 30, 2011, the restricted payments basket was $(213.5) million under the indenture governing our 2012 Senior Notes, and $(4.9) million under the indenture governing our 2018 Senior Notes. As a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any of our common or preferred shares. These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility.

NOTE 12. Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during each period. There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share. The table below presents information regarding basic and diluted loss per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(In thousands, except per share amounts)	2011			2010
	Loss	Shares	Loss per share	Loss	Shares	Loss per share

Net loss to common shareholders	$(4,718)	18,728	$(0.25)	$(2,070)	18,523	$(0.11)

Diluted loss to common shareholders	$(4,718)	18,728	$(0.25)	$(2,070)	18,523	$(0.11)

Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share		2,167			2,100

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2011			2010
	Loss	Shares	Loss per share	Loss	Shares	Loss per share

Net loss to common shareholders	$(30,901)	18,685	$(1.65)	$(15,212)	18,523	$(0.82)

Diluted loss to common shareholders	$(30,901)	18,685	$(1.65)	$(15,212)	18,523	$(0.82)

Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share		2,186			2,050

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position. We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, for the nine months ended September 30, 2011, the Company has recorded an additional valuation allowance of $11.6 million, for a total valuation allowance recorded of $139.5 million, against its deferred tax assets. Excluding the carryback of $0.6 million of certain 2011 expenses to 2001, we do not expect to record any additional tax benefits in 2011 as our carryback under the current tax law has been exhausted. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

At September 30, 2011, the Company had federal net operating loss carryforwards of approximately $79.3 million and federal credit carryforwards of $3.6 million.  These federal carryforward benefits will begin to expire in 2028. The Company also had state net operating loss benefits of $15.3 million, with $8.3 million expiring between 2020 and 2027, and $7.0 million expiring between 2028 and 2033.

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

The following table shows, by segment, revenue, operating (loss) income and interest expense for the three and nine months ended September 30, 2011 and 2010, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Revenue:
Midwest homebuilding	$58,941	$63,757	$168,291	$218,392
Southern homebuilding	35,281	16,217	84,117	66,910
Mid-Atlantic homebuilding	44,530	52,029	127,863	155,300
Financial services	2,872	3,606	9,367	10,800
Total revenue	$141,624	$135,609	$389,638	$451,402

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Operating (loss) income:
Midwest homebuilding (a)	$1,364	$837	$(6,925)	$1,012
Southern homebuilding (a)	(203)	(79)	(6,895)	(2,363)
Mid-Atlantic homebuilding (a)	1,909	3,916	4,959	4,664
Financial services	969	1,753	4,203	5,104
Less: Corporate selling, general and administrative expenses	(5,490)	(6,156)	(15,288)	(17,334)
Total operating (loss) income	$(1,451)	$271	$(19,946)	$(8,917)

Interest expense:
Midwest homebuilding	$1,291	$527	$4,612	$2,346
Southern homebuilding	768	351	1,965	1,047
Mid-Atlantic homebuilding	1,122	840	3,663	2,175
Financial services	203	234	644	604
Total interest expense	$3,384	$1,952	$10,884	$6,172

Loss before income taxes	$(4,835)	$(1,681)	$(30,830)	$(15,089)

(a)
For the three months ended September 30, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $1.8 million and $1.9 million, respectively. These charges reduced operating income by $1.2 million and $0.1 million in the Midwest region and $0.6 million and $1.6 million in the Southern region for the three months ended September 30, 2011 and 2010, respectively, and $0.2 million in the Mid-Atlantic region for the three months ended September 30, 2010. There were no impairment charges in our Mid-Atlantic region for the three months ended September 30, 2011.

For the nine months ended September 30, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of abandoned land transaction costs was $18.5 million and $11.6 million, respectively. These charges reduced operating income by $11.6 million and $3.2 million in the Midwest region, $6.6 million and $3.8 million in the Southern region and $0.3 million and $4.6 million in the Mid-Atlantic region for the nine months ended September 30, 2011 and 2010, respectively.

The following tables show total assets by segment:

	At September 30, 2011
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$499	$1,474	$1,107	$—	$3,080
Inventory (a)	206,217	92,912	189,152	—	488,281
Investments in unconsolidated entities	5,149	5,107	—	—	10,256
Other assets	4,472	2,333	3,417	149,886	160,108
Total assets	$216,337	$101,826	$193,676	$149,886	$661,725

	At December 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in unconsolidated entities	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

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

As of September 30, 2011, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

In the condensed financial tables presented below, the parent company presents all of its wholly-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$138,752	$2,872	$—	$141,624
Costs and expenses:
Land and housing	—	116,269	—	—	116,269
Impairment of inventory and investment in Unconsolidated LLCs	—	1,697	—	—	1,697
General and administrative	—	11,914	1,982	—	13,896
Selling	—	11,213	—	—	11,213
Interest	—	3,181	203	—	3,384
Total costs and expenses	—	144,274	2,185	—	146,459

(Loss) income before income taxes	—	(5,522)	687	—	(4,835)

(Benefit) provision for income taxes	—	(366)	249	—	(117)

Equity in subsidiaries	(4,718)	—	—	4,718	—

Net (loss) income	$(4,718)	$(5,156)	$438	$4,718	$(4,718)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$380,271	$9,367	$—	$389,638
Costs and expenses:
Land and housing	—	322,886	—	—	322,886
Impairment of inventory and investment in Unconsolidated LLCs	—	18,013	—	—	18,013
General and administrative	—	32,606	5,458	—	38,064
Selling	—	30,621	—	—	30,621
Interest	—	10,240	644	—	10,884
Total costs and expenses	—	414,366	6,102	—	420,468

(Loss) income before income taxes	—	(34,095)	3,265	—	(30,830)

(Benefit) provision for income taxes	—	(1,003)	1,074	—	71

Equity in subsidiaries	(30,901)	—	—	30,901	—

Net (loss) income	$(30,901)	$(33,092)	$2,191	$30,901	$(30,901)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$132,003	$3,606	$—	$135,609
Costs and expenses:
Land and housing	—	108,659	—	—	108,659
Impairment of inventory and investment in Unconsolidated LLCs	—	1,796	—	—	1,796
General and administrative	—	11,216	1,932	—	13,148
Selling	—	11,735	—	—	11,735
Interest	—	1,718	234	—	1,952
Total costs and expenses	—	135,124	2,166	—	137,290

(Loss) income before income taxes	—	(3,121)	1,440	—	(1,681)

(Benefit) provision for income taxes	—	(710)	1,099	—	389

Equity in subsidiaries	(2,070)	—	—	2,070	—

Net (loss) income	$(2,070)	$(2,411)	$341	$2,070	$(2,070)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$440,602	$10,800	$—	$451,402
Costs and expenses:
Land and housing	—	373,030	—	—	373,030
Impairment of inventory and investment in Unconsolidated LLCs	—	11,206	—	—	11,206
General and administrative	—	33,673	5,928	—	39,601
Selling	—	36,482	—	—	36,482
Interest	—	5,568	604	—	6,172
Total costs and expenses	—	459,959	6,532	—	466,491

(Loss) income before income taxes	—	(19,357)	4,268	—	(15,089)

(Benefit) provision for income taxes	—	(1,741)	1,864	—	123

Equity in subsidiaries	(15,212)	—	—	15,212	—

Net (loss) income	$(15,212)	$(17,616)	$2,404	$15,212	$(15,212)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash	$—	$32,388	$14,441	$—	$46,829
Restricted cash	—	46,218	—	—	46,218
Mortgage loans held for sale	—	—	36,666	—	36,666
Inventory	—	491,361	—	—	491,361
Property and equipment - net	—	14,604	137	—	14,741
Investment in Unconsolidated LLCs	—	—	10,256	—	10,256
Investment in subsidiaries	384,684	—	—	(384,684)	—
Intercompany	124,261	(114,647)	(9,614)	—	—
Other assets	5,861	8,732	1,061	—	15,654
TOTAL ASSETS	$514,806	$478,656	$52,947	$(384,684)	$661,725

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$45,111	$731	$—	$45,842
Customer deposits	—	5,377	—	—	5,377
Other liabilities	—	41,028	6,209	—	47,237
Community development district obligations	—	6,348	—	—	6,348
Obligation for consolidated inventory not owned	—	4,600	—	—	4,600
Note payable bank - financial services operations	—	—	31,658	—	31,658
Note payable - other	—	5,857	—	—	5,857
Senior notes	238,914	—	—	—	238,914
TOTAL LIABILITIES	238,914	108,321	38,598	—	385,833

Shareholders' equity	275,892	370,335	14,349	(384,684)	275,892

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$514,806	$478,656	$52,947	$(384,684)	$661,725

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash	$—	$71,874	$9,334	$—	$81,208
Restricted cash	—	41,923	—	—	41,923
Mortgage loans held for sale	—	—	43,312	—	43,312
Inventory	—	450,936	—	—	450,936
Property and equipment - net	—	16,340	214	—	16,554
Investment in Unconsolidated LLCs	—	—	10,589	—	10,589
Investment in subsidiaries	418,085	—	—	(418,085)	—
Intercompany	116,875	(102,884)	(13,991)	—	—
Other assets	7,141	7,625	2,606	—	17,372
TOTAL ASSETS	$542,101	$485,814	$52,064	$(418,085)	$661,894

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$28,631	$399	$—	$29,030
Customer deposits	—	3,017	—	—	3,017
Other liabilities	—	37,305	4,811	—	42,116
Community development district obligations	—	7,112	—	—	7,112
Obligation for consolidated inventory not owned	—	468	—	—	468
Note payable bank - financial services operations	—	—	32,197	—	32,197
Note payable - other	—	5,853	—	—	5,853
Senior notes	238,610	—	—	—	238,610
TOTAL LIABILITIES	238,610	82,386	37,407	—	358,403

Shareholders' equity	303,491	403,428	14,657	(418,085)	303,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$542,101	$485,814	$52,064	$(418,085)	$661,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2011
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	—	(37,939)	13,373	—	(24,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(4,532)	—	—	(4,532)
Purchase of property and equipment	—	(851)	(38)	—	(889)
Acquisition, net of cash acquired	—	(4,654)	—	—	(4,654)
Proceeds from the sale of property	—	—	—	—	—
Distributions from Unconsolidated LLCs	—	—	(648)	—	(648)
Net cash used in investing activities	—	(10,037)	(686)	—	(10,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(539)	—	(539)
Proceeds from (principal repayments of) note payable-other and community development district bond obligations	—	4	—	—	4
Intercompany financing	(1,665)	8,636	(6,971)	—	—
Debt issue costs	—	(150)	(70)	—	(220)
Proceeds from exercise of stock options	1,500	—	—	—	1,500
Excess tax expense from stock-based payment arrangements	165	—	—	—	165
Net cash provided by (used) in financing activities	—	8,490	(7,580)	—	910

Net (decrease) increase in cash	—	(39,486)	5,107	—	(34,379)
Cash balance at beginning of period	—	71,874	9,334	—	81,208
Cash balance at end of period	$—	$32,388	$14,441	$—	$46,829

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2010
		Guarantor	Non-Guarantor
(In thousands)	M/I Homes, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	—	(49,864)	6,877	—	(42,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(16,448)	—	—	(16,448)
Purchase of property and equipment	—	(1,375)	(80)	—	(1,455)
Investment in Unconsolidated LLCs	—	—	(661)	—	(661)
Return of investment from Unconsolidated LLCs	—	—	13	—	13
Net cash used in investing activities	—	(17,823)	(728)	—	(18,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(369)	—	(369)
Principal repayments of note payable - other and community development district bond obligations	—	(246)	—	—	(246)
Intercompany financing	9	4,749	(4,758)	—	—
Debt issue costs	—	(3,568)	(306)	—	(3,874)
Proceeds from exercise of stock options	5	—	—	—	5
Excess tax benefit from stock-based payment arrangements	(14)	—	—	—	(14)
Net cash provided by (used in) financing activities	—	935	(5,433)	—	(4,498)

Net (decrease) increase in cash	—	(66,752)	716	—	(66,036)
Cash balance at beginning of period	—	96,464	13,466	—	109,930
Cash balance at end of period	$—	$29,712	$14,182	$—	$43,894

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered nearly 80,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Homes and TriStone Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

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

These and other market factors that may impact project assumptions are considered by personnel in our homebuilding divisions as they prepare or update the forecasts for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ between communities, even within a given sub-market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace or a reduction in base house costs. Changes in our key assumptions, including estimated average selling price, construction and development costs, absorption pace, selling strategies, or discount rates, could materially impact future cash flow and fair value estimates.

As of September 30, 2011, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs. These assumed gradual increases generally begin in 2012. If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of September 30, 2011, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

Operating Communities:  If an indicator for impairment exists for existing operating communities, the recoverability of assets is evaluated by comparing the carrying amount of the assets to estimated future undiscounted net cash flows expected to be generated by the assets based on home sales.  These estimated cash flows are developed based primarily on management's assumptions relating to the specific community. The significant assumptions used to evaluate the recoverability of assets include: the timing of development and/or marketing phases; projected sales price and sales pace of each existing or planned community; the estimated land development, home construction, and selling costs of the community; overall market supply and demand; the local market; and competitive conditions. Management reviews these assumptions on a quarterly basis. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. We believe the most critical assumptions in the Company's cash flow models are projected absorption pace for home sales, sales prices, and costs to build and deliver homes on a community by community basis.

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, foreclosure sales, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters and management's most current assessment of sales pace.

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

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors, adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience.

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

Our quarterly assessments reflect management's best estimates. Due to the inherent uncertainties in management's estimates and uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A. Risk Factors”in Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, we are unable to determine at this time if and to what extent continuing future impairments will occur.

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

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of September 30, 2011, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2011, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, with maximum incurred losses not to exceed $425,000, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company recorded expenses totaling $2.2 million and $0.2 million, respectively, for all self-insured and general liability claims during the nine months ended September 30, 2011 and 2010.  For the nine months ended September 30, 2010, this included $0.6 million of charges related to defective imported drywall, as well as the $2.4 million settlement received in the third quarter of 2010 related to defective imported drywall. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 9 to our Unaudited Condensed Consolidated Financial Statements for more information regarding expenses relating to defective drywall.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of September 30, 2011, the Company had a total valuation allowance of $139.5 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  Excluding the carryback of $0.6 million of certain 2011 expenses to 2001, we do not expect to record any additional tax benefits in 2011 as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Tax Receivable.  Income tax receivable consists of tax refunds that the Company expects to receive within one year.  As of September 30, 2011 and December 31, 2010, the Company had $1.3 million and $1.0 million, respectively of income tax receivable.

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

Results and Trends for the Three and Nine Months Ended September 30, 2011

Overview

During the first nine months of 2011, we and the homebuilding industry continued to face challenging operating conditions. Uncertainty about the strength and future of the U.S. economy in general, and the homebuilding industry in particular, has created very cautious consumer sentiment throughout the homebuilding industry. We believe that this consumer anxiety, coupled with tougher overall lending standards, kept many would-be homebuyers on the sidelines, and as a result, our spring selling season was not as robust as we and many in our industry had hoped it would be. As a result of lower overall sales and deliveries experienced during the first half of 2011, we made decisions to lower sales prices and offer increased sales incentives in some of our legacy communities to help improve the sales pace in those communities, which resulted in higher impairment charges year to date when compared to 2010, along with a 7% decrease in the average sales price of homes delivered in the third quarter of 2011 compared to the third quarter of 2010. Our efforts resulted in a 20% increase in our new contracts, with the majority of that increase occurring in our Southern and Mid-Atlantic regions. We also had a 13% increase in homes delivered for the three months ended September 30, 2011. We continue to be encouraged by a number of performance metrics, including an increase of 16% in our backlog units at September 30, 2011 when compared to a year ago, an 18% increase in the overall sales value of our backlog at September 30, 2011 when compared to a year ago, and 90 and 160 basis point sequential improvements in our adjusted operating gross margin in 2011's third quarter compared to 2011's second and first quarter, respectively.

While there are signs of stability in certain markets, it is difficult to predict when and at what rate these negative conditions will improve, or when the homebuilding industry will experience a sustained recovery. With these conditions in mind, we continue to focus on the following primary strategic business objectives:

•	Maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	improving affordability through design changes and other cost reduction efforts;

•	strategically investing in new communities and/or markets; and

•	meaningful presence in our markets.

In particular, during the second quarter of 2011, we expanded our geographic footprint by completing our acquisition of the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas. We believe San Antonio is a dynamic, growing market and one that should have a positive impact on our operations. In addition, we continued to invest in new communities that are helping us in our effort to restore our profitability when and as housing markets improve. During the first nine months of 2011, we opened 37 new communities and closed 27 communities. During the third quarter of 2011, homes delivered in our new communities represented 60% of total homes delivered versus 33% in 2010's third quarter. We believe our strategy and market position aid in our efforts in returning to profitability.

•
For the quarter ended September 30, 2011, total revenue increased $6.0 million (4%), from $135.6 million in the third quarter of 2010 to $141.6 million in the third quarter of 2011. This increase was attributable to a 13% increase in homes delivered, from 515 in the third quarter of 2010 to 582 in the third quarter of 2011, which was partially offset by a decrease in the average sales price of homes delivered, from $257,000 in 2010 to $238,000 in 2011. Revenue in our financial services segment decreased 19%, from $3.6 million for the quarter ended September 30, 2010 to $2.9 million for the quarter ended September 30, 2011, despite a 9% increase in the number of loans originated, from 399 in the third quarter of 2010 to 435 in the third quarter of 2011.

•
Loss before income taxes increased $3.1 million, from $1.7 million for the three months ended September 30, 2010 to $4.8 million for the three months ended September 30, 2011. The $3.1 million increase was primarily due to the $2.4 million settlement received during the third quarter of 2010 related to defective imported drywall, along with increased interest costs due to our issuance of $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) in the fourth quarter of 2010. During the third quarter of 2011, the Company incurred charges totaling $1.7 million related to the impairment of inventory and investment in Unconsolidated LLCs, compared to $1.8 million of like charges in the third quarter of 2010. Our adjusted operating gross margin percentage for the three months ended September 30, 2011 was 17.9% compared to 18.1% for the three months ended September 30, 2010. During the third quarter of 2011, we spent $1.6 million on selling, general and administrative expenses related to our entry into our two Texas markets. The Company had an adjusted pre-tax loss from operations of $3.0 million for the quarter ended September 30, 2011, an increase of $0.8 million over 2010's third quarter adjusted pre-tax loss from operations of $2.2 million. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes.

•
For the nine months ended September 30, 2011, total revenue decreased $61.8 million (14%), from $451.4 million in the first nine months of 2010 to $389.6 million in the first nine months of 2011. This decrease was attributable to a 10% decrease in homes delivered, from 1,784 in the first nine months of 2010 to 1,611 in the first nine months of 2011, as well as a decrease in the average sales price of homes delivered, from $247,000 in the first nine months of 2010 to $235,000 in the first nine months of 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit, along with lower year to date sales in 2011. Revenue in our financial services segment decreased 13%, from $10.8 million for the nine months ended September 30, 2010 to $9.4 million for the nine months ended September 30, 2011, primarily due to a 13% decrease in the number of loans originated, from 1,402 in the first nine months of 2010 to 1,217 in the first nine months of 2011.

•
Loss before income taxes increased $15.7 million, from $15.1 million for the nine months ended September 30, 2010 to $30.8 million for the nine months ended September 30, 2011. The $15.7 million increase was primarily due to the decrease in revenue described above, increased impairment charges, the $2.4 million settlement received during the third quarter of 2010 related to defective imported drywall, and increased interest costs due to our issuance of the 2018 Senior Notes in the fourth quarter of 2010. These factors were partially offset by lower selling, general and administrative expenses. During the first half of 2011, the Company incurred charges totaling $18.0 million related to the impairment of inventory and investment in Unconsolidated LLCs and $0.4 million of abandoned land transaction costs, compared to $11.6 million of like charges in the first nine months of 2010. The $6.8 million increase in these charges was due to increased impairment charges in some of our legacy and close-out communities, management's decision to decrease sales prices in various communities within our Midwest and Southern regions to help improve sales pace and meet competition, as well as increased sales incentives offered and a change in management's development plans for certain legacy raw land. Our adjusted operating gross margin percentage for the nine months ended September 30, 2011 was 17.1% compared to 17.0% for the nine months ended September 30, 2010. Selling expenses decreased $5.9 million, from $36.5 million for the nine months ended September 30, 2010 to $30.6 million for the nine months ended September 30, 2011, primarily due to (1) a $2.7 million reduction in variable selling expenses as a result of fewer closings; (2) a $1.4 million decrease in advertising expenses; (3) a decrease of $1.0 million in expenses related to our model homes; (4) a $0.5 million decrease in miscellaneous other expenses; and (5) a $0.3 million reduction in payroll and incentive related expenses. General and administrative expenses decreased $1.5 million from the first nine months of 2010 to the first months of 2011, primarily due to (1) a decrease of $0.7 million in miscellaneous expenses; (2) a $0.6 million decrease in land related expenses, including abandoned land transaction costs; and (3) a decrease of $0.2 million in professional fees. During the nine months ended September 30, 2011, we spent $3.6 million on selling, general and administrative expenses related to our entry into our two Texas markets. The Company had an adjusted pre-tax loss from operations of $12.4 million for the nine months ended September 30, 2011, an increase of $7.1 million over the $5.3 million adjusted pre-tax loss in the first nine months of 2010. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes.

•
New contracts for the quarter ended September 30, 2011 were 587, an increase of 20% compared to 489 for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, new contracts were 1,876, a 1% increase from 1,856 new contracts during the nine months ended September 30, 2010. Our cancellation rate decreased to 19% for the quarter ended September 30, 2011 compared to 22% for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, our cancellation rate remained consistent with the nine months ended September 30, 2010 at 18%. Our homes in backlog increased 16%, from 722 units at September 30, 2010 to 838 units at September 30, 2011, which was primarily the result of the 20% increase in our new contracts in the third quarter of 2011 described above.

•
Our mortgage company's capture rate increased from 82% for the three months ended September 30, 2010 to 84% for the three months ended September 30, 2011, and from 84% for the nine months ended September 30, 2010 to 85% for the nine months ended September 30, 2011. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
As a result of our net loss during the nine months ended September 30, 2011, we generated deferred tax assets of $11.6 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax loss from operations (each of which constitutes a non-GAAP financial measure) for the three and nine months ended September 30, 2011 and 2010 to the GAAP financial measures of gross margin and loss from operations before income taxes, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Gross margin	$23,658	$25,154	$48,739	$67,166
Add:
Impairment of inventory and investment in Unconsolidated LLCs	1,697	1,796	18,013	11,206
Imported drywall charges	—	(2,410)	—	(1,810)
Adjusted operating gross margin	$25,355	$24,540	$66,752	$76,562

Loss from operations before income taxes	$(4,835)	$(1,681)	$(30,830)	$(15,089)
Add:
Impairment of inventory and investment in Unconsolidated LLCs
and abandoned land transaction costs	1,837	1,936	18,453	11,603
Imported drywall charges	—	(2,410)	—	(1,810)
Adjusted pre-tax loss from operations	$(2,998)	$(2,155)	$(12,377)	$(5,296)

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

The following table shows, by segment, revenue, operating (loss) income and interest expense for the three and nine months ended September 30, 2011 and 2010, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Revenue:
Midwest homebuilding	$58,941	$63,757	$168,291	$218,392
Southern homebuilding	35,281	16,217	84,117	66,910
Mid-Atlantic homebuilding	44,530	52,029	127,863	155,300
Financial services	2,872	3,606	9,367	10,800
Total revenue	$141,624	$135,609	$389,638	$451,402

Operating (loss) income:
Midwest homebuilding (a)	$1,364	$837	$(6,925)	$1,012
Southern homebuilding (a)	(203)	(79)	(6,895)	(2,363)
Mid-Atlantic homebuilding (a)	1,909	3,916	4,959	4,664
Financial services	969	1,753	4,203	5,104
Less: Corporate selling, general and administrative expenses	(5,490)	(6,156)	(15,288)	(17,334)
Total operating (loss) income	$(1,451)	$271	$(19,946)	$(8,917)

Interest expense:
Midwest homebuilding	$1,291	$527	$4,612	$2,346
Southern homebuilding	768	351	1,965	1,047
Mid-Atlantic homebuilding	1,122	840	3,663	2,175
Financial services	203	234	644	604
Total interest expense	$3,384	$1,952	$10,884	$6,172

Loss before income taxes	$(4,835)	$(1,681)	$(30,830)	$(15,089)

(a)
For the three months ended September 30, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $1.8 million and $1.9 million, respectively. These charges reduced operating income by $1.2 million and $0.1 million in the Midwest region and $0.6 million and $1.6 million in the Southern region for the three months ended September 30, 2011 and 2010, respectively, and $0.2 million in the Mid-Atlantic region for the three months ended September 30, 2010. There were no impairment charges in our Mid-Atlantic region for the three months ended September 30, 2011.

For the nine months ended September 30, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in unconsolidated LLCs and the write-off of abandoned land transaction costs was $18.5 million and $11.6 million, respectively. These charges reduced operating income by $11.6 million and $3.2 million in the Midwest region, $6.6 million and $3.8 million in the Southern region and $0.3 million and $4.6 million in the Mid-Atlantic region for the nine months ended September 30, 2011 and 2010, respectively.

The following tables show total assets by segment:

	At September 30, 2011
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$499	$1,474	$1,107	$—	$3,080
Inventory (a)	206,217	92,912	189,152	—	488,281
Investments in unconsolidated entities	5,149	5,107	—	—	10,256
Other assets	4,472	2,333	3,417	149,886	160,108
Total assets	$216,337	$101,826	$193,676	$149,886	$661,725

	At December 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in unconsolidated entities	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

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

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Midwest Region
Homes delivered	254	272	741	967
Average sales price per home delivered	$232	$234	$227	$226
Revenue homes	$58,941	$63,757	$168,291	$218,392
Operating income (loss) homes (a)	$1,364	$837	$(6,925)	$1,012
New contracts, net	251	248	846	994
Backlog at end of period	441	444	441	444
Average sales price of homes in backlog	$253	$248	$253	$248
Aggregate sales value of homes in backlog	$111,538	$110,000	$111,538	$110,000
Number of new communities	4	4	10	19
Number of active communities	60	63	60	63
Southern Region
Homes delivered	162	79	395	323
Average sales price per home delivered	$217	$206	$210	$208
Revenue homes	$35,126	$16,217	$83,007	$66,824
Revenue third party land sales	$155	$—	$1,110	$86
Operating loss homes (a)	$(206)	$(79)	$(6,403)	$(2,371)
Operating income (loss) land (a)	$3	$—	$(492)	$8
New contracts, net	149	93	451	365
Backlog at end of period	184	97	184	97
Average sales price of homes in backlog	$230	$221	$230	$221
Aggregate sales value of homes in backlog	$42,270	$21,000	$42,270	$21,000
Number of new communities	3	1	16	5
Number of active communities	25	21	25	21
Mid-Atlantic Region
Homes delivered	166	164	475	494
Average sales price per home delivered	$268	$317	$269	$315
Revenue homes	$44,530	$52,029	$127,863	$155,300
Operating income homes (a)	$1,909	$3,916	$4,959	$4,664
New contracts, net	187	148	579	497
Backlog at end of period	213	181	213	181
Average sales price of homes in backlog	$324	$315	$324	$315
Aggregate sales value of homes in backlog	$68,930	$57,000	$68,930	$57,000
Number of new communities	4	4	11	10
Number of active communities	35	24	35	24
Total Homebuilding Regions
Homes delivered	582	515	1,611	1,784
Average sales price per home delivered	$238	$257	$235	$247
Revenue homes	$138,597	$132,003	$379,161	$440,516
Revenue third party land sales	$155	$—	$1,110	$86
Operating income (loss) homes (a)	$3,067	$4,674	$(8,369)	$3,305
Operating income (loss) land (a)	$3	$—	$(492)	$8
New contracts, net	587	489	1,876	1,856
Backlog at end of period	838	722	838	722
Average sales price of homes in backlog	$266	$261	$266	$261
Aggregate sales value of homes in backlog	$222,738	$188,000	$222,738	$188,000
Number of new communities	11	9	37	34
Number of active communities	120	108	120	108

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Financial Services
Number of loans originated	435	399	1,217	1,402
Value of loans originated	$92,585	$89,072	$256,708	$301,419
Revenue	$2,872	$3,606	$9,367	$10,800
Selling, general and administrative expenses	$1,903	$1,853	$5,164	$5,696
Interest expense	$203	$234	$644	$604
Income before income taxes	$766	$1,519	$3,559	$4,500

(a)	Amount shown includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Midwest:
Homes	$1,224	$146	$11,585	$3,207
Land	—	—	—	—
	1,224	146	11,585	3,207
Southern:
Homes	613	1,639	6,020	3,812
Land	—	—	590	—
	613	1,639	6,610	3,812
Mid-Atlantic:
Homes	—	151	258	4,584
Land	—	—	—	—
	—	151	258	4,584
Total
Homes	1,837	1,936	17,863	11,603
Land	—	—	590	—
	$1,837	$1,936	$18,453	$11,603

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Midwest	21.3%	26.0%	20.9%	22.3%
Southern	19.5%	16.2%	18.6%	12.0%
Mid-Atlantic	15.8%	17.3%	14.1%	13.9%

Total cancellation rate	19.1%	21.8%	18.3%	18.3%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Midwest Region. For the three months ended September 30, 2011, homebuilding revenue in our Midwest region decreased $4.8 million, from $63.7 million in the third quarter of 2010 to $58.9 million in the third quarter of 2011. This decrease was primarily the result of a 7% decrease in homes delivered, from 272 in the third quarter of 2010 to 254 in the third quarter of 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the end of the first quarter of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 and the first half of 2011 following the April 30, 2010 expiration of the federal homebuyer tax credit. The decrease in revenue was also the result of a slight decrease in the average sales price of the homes delivered in our Midwest region, from $234,000 in the third quarter of 2010 to $232,000 in the third quarter of 2011.

As a result of lower overall sales and deliveries, we made decisions to lower sales prices and offer increased sales incentives in some of our legacy communities to help improve the sales pace in those communities, which resulted in higher impairment charges during the third quarter of 2011 compared to the third quarter of 2010. The increase in impairment charges was also due to management's changes in the development plans for some of our legacy raw land. For the three months ended September 30, 2011, there were $1.1 million of impairment charges in our Midwest region, compared to $0.1 million of impairment charges for the three months ended September 30, 2010. Excluding these impairment charges, our adjusted operating gross margin percentage was 15.9% for the three months ended September 30, 2011 and 12.8% for the three months ended September 30, 2010. The increase in adjusted operating gross margin percentage was primarily the result of an increase in new communities, where we typically experience higher gross margins compared to our legacy communities. For the third quarter of 2011, we opened four new communities in our Midwest region, which was the same amount of communities opened during the third quarter of 2010. For the three months ended September 30, 2011, 45% of the homes delivered in our Midwest region were in new communities, compared to 26% of our homes delivered during the three months ended September 30, 2010. Our Midwest region had operating income of $1.4 million for the three months ended September 30, 2011, a $0.6 million increase from 2010's third quarter operating income of $0.8 million. The $0.6 million increase in operating income was primarily the result of a $0.3 million reduction in our selling, general and administrative expenses, from $7.1 million for the quarter ended September 30, 2010 to $6.8 million for the quarter ended September 30, 2011. This increase was primarily the result of a decrease in variable selling expenses, advertising expenses and expenses related to our model homes. New contracts in our Midwest region, for the three months ended September 30, 2011, were 251 compared to 248 new contracts during the three months ended September 30, 2010. Our third quarter 2011 monthly absorption rate in our Midwest region was 1.4 per community, compared to 1.3 per community in the third quarter of 2010.

Southern Region. For the three months ended September 30, 2011, homebuilding revenue in our Southern region increased $19.1 million, from $16.2 million in the third quarter of 2010 to $35.3 million in the third quarter of 2011. This increase was primarily the result of an increase in the number of homes delivered, from 79 for the quarter ended September 30, 2010 to 162 for the quarter ended September 30, 2011, along with an increase in the average sales price of homes delivered from $206,000 in the third quarter of 2010 to $217,000 in the third quarter of 2011. Our increase in homes delivered was the result of our entry into the San Antonio market during the second quarter of 2011. Operating loss in our Southern region was $0.2 million in the third quarter of 2011, compared to $0.1 million in the third quarter of 2010. Selling, general and administrative expenses increased $1.6 million in the third quarter of 2011. The increase is primarily due to $1.6 million of additional spend related to our entry into our two Texas markets in 2011’s third quarter when compared to 2010’s third quarter. For the three months ended September 30, 2011, there were $0.6 million of impairment charges in our Southern region, compared to $1.5 million of impairment charges for the three months ended September 30, 2010. Excluding these impairment charges, our adjusted operating gross margin percentage was 15.3% for the three months ended September 30, 2011 and 15.0% for the three months ended September 30, 2010 (which also excludes a $2.4 million settlement the company received in the third quarter of 2010 related to defective imported drywall). During the third quarter of 2011, we opened three new communities in our Southern region compared to one new community during the third quarter of 2010. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities. For the three months ended September 30, 2011, 67% of the homes delivered in our Southern region were in new communities, compared to 29% of our homes delivered during the three months ended September 30, 2010. New contracts in our Southern region increased 60%, from 93 in the third quarter of 2010 to 149 in the third quarter of 2011. Our third quarter 2011 monthly absorption rate in our Southern region was 2.0 per community, compared to 1.4 per community in the third quarter of 2010.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region decreased $7.5 million (14%), from $52.0 million for the three months ended September 30, 2010 to $44.5 million for the three months ended September 30, 2011. This decrease was primarily the result of a 15% decrease in the average sales price of homes delivered, from $317,000 for the three months ended September 30, 2010 to $268,000 for the three months ended September 30, 2011, which was partially offset by a slight increase in homes delivered, from 164 in the third quarter of 2010 to 166 in the third quarter of 2011. The decrease in the average sales price of homes delivered was primarily due to changes in our product mix of homes delivered from the third quarter of 2010 in certain of our Mid-Atlantic markets. Our Mid-Atlantic region had operating income of $1.9 million for the three months ended September 30, 2011, a $2.0 million decrease from third quarter 2010's operating income of $3.9 million. This decrease was primarily due to the decrease in revenue described above, partially offset by a decrease in impairment charges and lower selling, general and administrative expenses. Our gross margin percentage for the three months ended September 30, 2011 was 17.4% compared to an adjusted operating gross margin percentage (excluding impairment charges of $0.1 million) for the three months ended September 30, 2010 of 19.9%. The 2.5% decrease in gross margin was primarily the result of changes in our product mix of homes delivered in certain of our Mid-Atlantic markets. During the third quarter of 2011, we opened four new communities in our Mid-Atlantic region which was the same number of new communities opened during the third quarter of 2010. For the three months ended September 30, 2011, 78% of the homes delivered in our Mid-Atlantic region were in new communities, compared to 45% of our homes delivered during the three months ended September 30, 2010. Selling, general and administrative expenses decreased $0.5 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to a decrease in variable selling expenses and advertising expenses, which were partially offset by an increase in payroll related expenses. For the third quarter of

2011, there was a 26% increase in new contracts from 148 in the third quarter of 2010 to 187 in the third quarter of 2011. Our third quarter 2011 monthly absorption rate in our Mid-Atlantic region was 1.8 per community, compared to 2.1 per community in the third quarter of 2010.

Financial Services. For the three months ended September 30, 2011, revenue from our mortgage and title operations decreased $0.7 million (19%), from $3.6 million in the third quarter of 2010 to $2.9 million in the third quarter of 2011, primarily due a decrease in revenue from the sale of servicing rights for our mortgage loans along with additional reserves for investor put-back inquiries. Partially offsetting this decrease in servicing release revenue was a 9% increase in the number of loan originations. Selling, general and administrative expenses increased $0.1 million for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. We had a $0.8 million decrease in operating income for the third quarter of 2011 compared to the third quarter of 2010, which was primarily due to the decrease in revenue discussed above.

At September 30, 2011, M/I Financial had mortgage operations in all of our markets except Houston, where we are just entering the mortgage services market. Approximately 84% of our homes delivered during the third quarter of 2011 that were financed were financed through M/I Financial, compared to 82% in the third quarter of 2010. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased $0.6 million (10%), from $6.1 million in the third quarter of 2010 to $5.5 million in the third quarter of 2011. The decrease was primarily due to a decrease of $0.5 million in payroll related expenses and a $0.1 million decrease in selling expenses.

Interest Expense - Net. Interest expense for the Company increased $1.4 million, from $2.0 million for the quarter ended September 30, 2010 to $3.4 million for the quarter ended September 30, 2011. This increase was primarily due to the increase in our weighted average borrowing rate from 8.58% for the three months ended September 30, 2010 to 9.42% for the three months ended September 30, 2011, along with the increase in our weighted average borrowings from $211.1 million in the third quarter of 2010 to $262.9 million in the third quarter of 2011, due primarily to the issuance of our 2018 Senior Notes in the fourth quarter of 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Midwest Region. For the nine months ended September 30, 2011, we had $168.3 million of homebuilding revenue in our Midwest region, a decrease of $50.1 million from the $218.4 million of homebuilding revenue we had in the first nine months of 2010. This decrease was primarily the result of a 23% decrease in homes delivered, from 967 in the first nine months of 2010 to 741 in the first nine months of 2011, which was partially offset by a slight increase in the average sales price of homes delivered, from $226,000 in the first nine months of 2010 to $227,000 in the first nine months of 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter eight months of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Our Midwest region had an operating loss of $6.9 million for the nine months ended September 30, 2011, compared to operating income of $1.0 million for the nine months ended September 30, 2010, primarily due to an increase in impairment charges as well as the decrease in revenue described above, partially offset by a decrease in selling, general and administrative expenses. For the nine months ended September 30, 2011, there were $11.4 million of impairment charges in our Midwest region, compared to $3.1 million of impairment charges for the nine months ended September 30, 2010. As a result of lower overall sales and deliveries during the first nine months of 2011, the Company's management made decisions to offer increased sales incentives in some of our legacy communities to help improve the sales pace in those communities, which resulted in higher impairment charges year to date 2011 when compared to the corresponding period in 2010. In addition, a portion of the increase in impairment charges was due to management's changes in the ultimate development plans for some of our legacy raw land. Excluding these impairment charges, our adjusted operating gross margin percentage was 14.0% for the nine months ended September 30, 2011 and 12.8% for the nine months ended September 30, 2010. The increase in adjusted operating gross margin percentage was primarily the result of an increase in new communities, where we are typically experiencing higher gross margins than in our legacy communities. For the nine months ended September 30, 2011, 39% of the homes delivered in our Midwest region were in new communities, compared to 24% of our homes delivered during the nine months ended September 30, 2010. During the first nine months of 2011, we opened 10 new communities in our Midwest region compared to 19 new communities for the first nine months of 2010. Selling, general and administrative expenses decreased $4.8 million, from $23.8 million for the nine months ended September 30, 2010 to $19.0 million for the nine months ended September 30, 2011, due to a decrease in variable selling expenses, payroll related expenses, land related expenses, professional fees, advertising expenses, and expenses related to our model homes. New contracts in our Midwest region decreased 15% for the nine months ended September 30, 2011, from 994 in the first nine months of 2010 to 846 in the first nine months of 2011. Backlog at September 30, 2011 decreased 1% from 444 homes at September 30, 2010 to 441 homes at September 30, 2011, with an average sales price in backlog of $253,000 at September 30, 2011 compared to $248,000 at September 30, 2010. Our monthly absorption rate for the first nine months of 2011 in the Midwest was 1.2 per community, compared to 1.3 per community in the first nine months of 2010. Our absorption rate decline, along with our other year over year comparisons, was negatively impacted in the first nine months of 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Southern Region. For the nine months ended September 30, 2011, homebuilding revenue in our Southern region increased $17.2 million (26%), from $66.9 million in the first nine months of 2010 to $84.1 million in the first nine months of 2011. This increase was primarily the result of a 22% increase in the number of homes delivered, from 323 for the nine months ended September 30, 2010 to 395 for the nine months ended September 30, 2011, along with a $1.0 million increase in revenue from outside land sales, from $0.1 million for the nine months ended September 30, 2010 to $1.1 million for the nine months ended September 30, 2011. The average sales price of homes delivered increased slightly from $208,000 in 2010 to $210,000 in 2011. Our increase in homes delivered was the result of our entry into the San Antonio market during the second quarter of 2011. Operating loss in our Southern region increased $4.5 million, from $2.4 million for the nine months ended September 30, 2010 to $6.9 million for the nine months ended September 30, 2011, primarily due to an increase in impairment charges, as well as an increase in selling, general and administrative expenses. For the first nine months of 2011 there were $6.6 million of impairment charges in our Southern region, compared to $3.7 million in the first nine months of 2010. The $2.9 million increase in impairment charges was primarily due to management's decision to lower selling prices and increase sales incentives in some of our legacy and close-out communities in various markets within our Southern region. In addition, a portion of the increase in impairment charges was due to changes in our ultimate development plans for some of our legacy raw land. Excluding these impairment charges, as well the $1.8 million settlement received related to defective drywall (net of $0.6 million of charges related to defective drywall) for the nine months ended September 30, 2010, our adjusted operating gross margin percentages were 14.7% and 15.6% for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we opened 16 new communities (five of which were acquired in our acquisition of the assets of TriStone Homes) in our Southern region compared to five new communities for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, 57% of the homes delivered in our Southern region were in new communities, compared to 21% of our homes delivered during the nine months ended September 30, 2010. Selling, general and administrative expenses increased $1.8 million, from $10.9 million for the nine months ended September 30, 2010 to $12.7 million for the nine months ended September 30, 2011. The increase is primarily due to $3.6 million of additional spend related to our entry into our two Texas markets during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. Homes in backlog increased from 97 homes at September 30, 2010 to 184 homes at September 30, 2011, primarily due to the backlog acquired through our investment in the San Antonio market, as well as a 24% increase in new contracts from 365 in the first nine months of 2010 to 451 in the first nine months of 2011. The average sales price of homes in backlog also increased in our Southern region from $221,000 at September 30, 2010 to $230,000 at September 30, 2011, and the overall sales value of our homes in backlog in our Southern region increased to $42.3 million at September 30, 2011. These increases were primarily due to a change in product mix being sold in our Southern region, as well as the inclusion of the backlog acquired through our acquisition of the assets of TriStone Homes. Our monthly absorption rate for the nine months ended September 30, 2011, in our Southern region, was 1.8 per community, compared to 1.4 per community in the nine months ended September 30, 2010. Our absorption rate, along with many of our other year-over-year comparisons, was negatively impacted in the first nine months of 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region decreased $27.4 million (18%), from $155.3 million for the nine months ended September 30, 2010 to $127.9 million for the nine months ended September 30, 2011. This decrease was primarily due to a 15% decrease in the average sales price of homes delivered, from $315,000 in the first nine months of 2010 to $269,000 in the first nine months of 2011, and a 4% decrease in the number of homes delivered, from 494 homes for the nine months ended September 30, 2010 to 475 homes for the nine months ended September 30, 2011. The decrease in the average sales price of homes delivered was primarily due to changes in our product mix from the first nine months of 2010 in certain of our Mid-Atlantic markets. Our Mid-Atlantic region had operating income of $5.0 million for the nine months ended September 30, 2011, a $0.3 million improvement compared to the nine months ended September 30, 2010. This increase was primarily due to lower homebuilding costs as a percentage of revenue, lower impairment charges, and lower selling, general and administrative expenses. Our adjusted operating gross margin percentage (excluding less than $0.1 million of impairment charges) for the nine months ended September 30, 2011 was 16.8%, compared to an adjusted operating gross margin percentage of 17.7% (excluding impairment charges of $4.4 million) for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we opened 11 new communities in our Mid-Atlantic region compared to 10 new communities opened in the region during the nine months ended September 30, 2010. For the nine months ended September 30, 2011, 70% of the homes delivered in our Mid-Atlantic region were in new communities, compared to 33% of our homes delivered during the nine months ended September 30, 2010. Selling, general and administrative expenses decreased $1.9 million, primarily due to a decrease in variable selling expenses, advertising expenses, expenses related to our model homes, and professional fees, which was partially offset by an increase in payroll related expenses. Homes in backlog increased 18%, from 181 homes at September 30, 2010 to 213 homes at September 30, 2011, primarily due to a 16% increase in new contracts from 497 in the first nine months of 2010 to 579 in the first nine months of 2011. The average sales price of homes in backlog also increased, from $315,000 at September 30, 2010 to $324,000 at September 30, 2011, and the overall sales value of our homes in backlog in our Mid-Atlantic region increased from $57.0 million at September 30, 2010 to $68.9 million at September 30, 2011. Our monthly absorption rate for the nine months ended September 30, 2011, in our Mid-Atlantic region, was 1.5 per community, compared to 1.9 per community in the nine months ended September 30, 2010. Our absorption rate, along with many of our other year-over-year comparisons, was negatively impacted in the first nine months of 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Financial Services. For the nine months ended September 30, 2011, revenue from our mortgage and title operations decreased $1.4 million (13%), from $10.8 million during the nine months ended September 30, 2010 to $9.4 million during the nine months ended September 30, 2011, primarily due to a 13% decrease in the number of loan originations. Selling, general and administrative expenses decreased $0.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. We had a decrease of $0.9 million in operating income for the first nine months of 2011, compared to the first nine months of 2010, which was primarily due to the decrease in revenue discussed above.

At September 30, 2011, M/I Financial had mortgage operations in all of our markets except Houston, where we are just entering the mortgage services market. Approximately 85% of our homes delivered during the first nine months of 2011 that were financed were financed through M/I Financial, compared to 84% in the first nine months of 2010. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased $2.0 million (12%), from $17.3 million in the nine months ended September 30, 2010 to $15.3 million in the nine months ended September 30, 2011. The decrease was primarily due to a decrease of $1.2 million in payroll related expenses, a $0.4 million decrease in miscellaneous other expenses, and a $0.4 million decrease in selling expenses.

Interest Expense - Net. Interest expense for the Company increased $4.7 million, from $6.2 million for the nine months ended September 30, 2010 to $10.9 million for the nine months ended September 30, 2011. This increase was primarily due to the increase in our weighted average borrowing rate from 8.80% for the nine months ended September 30, 2010 to 9.54% for the nine months ended September 30, 2011, along with the increase in our weighted average borrowings from $209.8 million in the first nine months of 2010 to $259.9 million in the first nine months of 2011, due primarily to the issuance of the 2018 Senior Notes in the fourth quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

During 2010 and the first nine months of 2011, we continued to reduce operating expenses and manage our use of cash to operate our business. We also made acquisitions of land assets that met our investment and marketing standards to replenish our land inventories and to facilitate future growth in the markets in which we operate. In April 2011, we acquired the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas, and we believe this expansion of our geographic footprint will help improve our overall operations. At September 30, 2011, we had $93.0 million of cash and cash equivalents and restricted cash, with $46.8 million of this amount comprised of unrestricted cash and cash equivalents.

At September 30, 2011 and December 31, 2010, our ratio of net debt to net capital was 40% and 34%, respectively. Net debt to net capital ratio is calculated as total debt minus total cash and cash equivalents, divided by the sum of total debt minus total cash and cash equivalents plus shareholders' equity We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

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

Operating Cash Flow Activities

In the first nine months of 2011, we used $24.6 million of cash in our operating activities, compared to $43.0 million in the first nine months of 2010. During the nine months ended September 30, 2011, we spent $56.6 million on land and $33.5 million on land development, which was the primary use of cash during the first nine months of 2011, compared to $123.6 million of like spending during the nine months ended September 30, 2010. Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that we will spend a total of $125 to $150 million on land purchases and land development in 2011. However, land transactions are subject to a number of contingencies and thus the timing of specific purchases is difficult to project. In addition, we will actively monitor market conditions and plan to adjust our land spending accordingly.

The amount of cash used in operating activities in the first nine months of 2011 represented a $18.4 million decrease from the $43.0 million of cash used in the first nine months of 2010. Driving this decrease was the $33.5 million decrease in land and land development spending discussed above along with a $12.7 million net increase in other liabilities. Partially offsetting these cash increases was a $31.7 million decrease in the net change in other assets during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

In the normal course of our business, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $7.5 million as of September 30, 2011 as consideration for the right to purchase land and lots in the future, including the right to purchase $140.3 million of land and lots during the years 2011 through 2017.

Investing Cash Flow Activities

For the nine months ended September 30, 2011, we used $10.7 million of cash from investing activities, compared to $18.6 million in the nine months ended September 30, 2010. This decrease in cash used was primarily due to the $4.5 million increase in restricted cash in the first nine months of 2011 compared to the $16.4 million increase in first nine months of 2010. Restricted cash as of September 30, 2010 primarily consisted of homebuilding cash the Company had designated as collateral at September 30, 2010 in accordance with the four secured Letter of Credit Facilities that the Company entered into in July 2009 and the one secured Letter of Credit Facility that the Company entered into in June 2010. During the nine months ended September 30, 2011, the Company was required to pledge $25 million of cash as security to the lenders under its $140 million secured revolving credit facility dated June 9, 2010 (the “Credit Facility”) as we did not meet either the required minimum Interest Coverage Ratio or the minimum Adjusted Cash Flow Ratio (as such terms are defined in the Credit Facility). We believe the requirement to pledge $25 million of cash under the Credit Facility will remain in effect for the foreseeable future.

Financing Cash Flow Activities

For the nine months ended September 30, 2011, our financing activities generated $0.9 million of cash, compared to the Company using $4.5 million of cash for financing activities during the nine months ended September 30, 2010. The cash generated during the first nine months of 2011 was primarily the result of $1.5 million of proceeds from stock options exercised. The cash used during the first nine months of 2010 was primarily the result of $3.9 million of costs associated with obtaining the Credit Facility in June 2010.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding and mortgage origination activities. We routinely monitor current operational requirements, financial market conditions, and credit relationships. We believe that our operations and borrowing resources will provide for our current and long-term liquidity requirements. We further believe that we will be able to continue to fund our current operations and meet our contractual obligations through a combination of existing cash resources and our existing sources of credit. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary to our cash management if market conditions continue to deteriorate and/or the challenging economic conditions extend beyond our expectations. We cannot be certain that we will be able to replace our existing financing or find sources of additional financing in the future. Please refer to “Item 1A. Risk Factors” in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of September 30, 2011:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	6/9/2013	$—	$32,869
Notes payable – financial services (b)	3/31/2012	$26,394	$136
Senior Notes	4/1/2012	$41,443	$—
Senior Notes	11/15/2018	$200,000	$—
MIF Mortgage Repurchase Agreement (c)	12/26/2011	$5,264	$—

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

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Company entered into the Credit Facility on June 9, 2010. The Credit Facility matures on June 9, 2013. The Credit Facility provides revolving credit financing for the Company in the aggregate commitment amount of up to $140 million (with availability as determined by a borrowing base), including a $25 million sub-facility for letters of credit. The Credit Facility is governed by a Credit Agreement (the “Credit Agreement”). Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement. As of September 30, 2011, the Company had no outstanding borrowings, and $20.0 million of issued and outstanding letters of credit under the Credit Facility, and the Company had pledged $69.1 million in aggregate book value of inventory and $25 million of cash to secure any borrowings and letters of credit outstanding under the Credit Facility.

The Company's obligations under the Credit Facility are secured by certain of the personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio and North Carolina.

Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of September 30, 2011, there was $52.9 million of availability under the Credit Facility in accordance with the borrowing base calculation, and $20.0 million of letters of credit outstanding under the Credit Facility, leaving $32.9 million of remaining availability. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

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

•
Maintain one or more of the following: (i) a minimum Interest Coverage Ratio of 1.50 to 1.00; (ii) a minimum Adjusted Cash Flow Ratio of 1.50 to 1.00; or (iii) unrestricted cash pledged as security to the lenders of not less than $25 million. As a result of increased interest costs following our issuance of the 2018 Senior Notes in the fourth quarter of 2010, the Company's ratios were less than both the required minimum Interest Coverage Ratio and the minimum Adjusted Cash Flow Ratio for the quarters ended June 30, 2011 and September 30, 2011, and therefore, we were required to maintain our pledge of $25 million of cash as security to the lenders in accordance with the terms of the Credit Agreement.

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

•
Not allow the number of unsold housing units and model homes to exceed, as of the end of any fiscal quarter, the greater of (a) the number of housing unit closings occurring during the period of twelve months ending on the last day of such fiscal quarter, multiplied by 35%, or (b) the number of housing unit closings occurring during the period of nine months ending on the last day of such fiscal quarter, multiplied by 70%.

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

As of September 30, 2011, the Company was in compliance with all covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$191.6	$270
Leverage Ratio	≤	1.50 to 1.00	1.08 to 1
Interest Coverage Ratio (a)	≥	1.50 to 1.00	0.89 to 1
Adjusted Cash Flow Ratio (a)	≥	1.50 to 1.00	0.12 to 1
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$6.4
Adjusted Land Value	≤	$297.0	$172.7
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$81.0	$10.6
Unsold Housing Units and Model Homes	≤	820	751

(a) The Company is required to meet one of these two interest coverage requirements or pledge cash of $25 million with the lenders.

Homebuilding Letter of Credit Facilities. The Company is party to five secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the "Letter of Credit Facilities"). Four of the Letter of Credit Facilities have maturity dates ranging from June 1, 2012 to September 30, 2012, while the fifth Letter of Credit Facility has no expiration date and will remain in effect until the Company or the issuing bank gives notice of termination. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 100% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letters of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $10.0 million to $14.0 million, for a combined letter of credit capacity of $56.0 million, of which $21.0 million was uncommitted at September 30, 2011 and could be withdrawn at any time. As of September 30, 2011, there was a total of $17.8 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $18.3 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. M/I Financial entered into the MIF Mortgage Warehousing Agreement on April 18, 2011. The MIF Mortgage Warehousing Agreement replaced M/I Financial's previous $45 million secured credit agreement dated April 26, 2010 (the “MIF Credit Agreement”). The MIF Mortgage Warehousing Agreement expires on March 31, 2012 and is used to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement provides M/I Financial with maximum borrowing availability of $50 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (i) the floating LIBOR rate plus 225 basis points and (ii) 4.0%.

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

As of September 30, 2011, there was $26.4 million outstanding under the MIF Mortgage Warehousing Agreement and the Company was in compliance with all covenants. The following table summarizes the restrictive covenant thresholds under the MIF Mortgage Warehousing Facility and M/I Financial's compliance with such covenants as of September 30, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.00	3.3 to 1.00
Liquidity	≥	$5.0	$13.1
Adjusted Net Income	>	0	$1.7
Tangible Net Worth	≥	$10.0	$12.1

MIF Mortgage Repurchase Agreement. M/I Financial entered into the MIF Mortgage Repurchase Agreement on December 27, 2010. The MIF Mortgage Repurchase Agreement expires on December 26, 2011 and can be terminated by either party at any time upon 30 days' notice. With the MIF Mortgage Repurchase Agreement expiring during the fourth quarter of 2011, we may replace it with a similar facility on or prior to the expiration date and we may also seek an increase in our availability under the MIF Mortgage Warehousing Agreement on or prior to its expiration in March of 2012, although we do believe that we have adequate availability for funding our mortgage business without the MIF Mortgage Repurchase Agreement. The MIF Mortgage Repurchase Ag

reement provides that the lender may purchase from M/I Financial mortgage loans in the aggregate amount of up to $10.0 million, with the agreement of the lender to re-sell such mortgages to M/I Financial at a later date. M/I Financial repurchases mortgages from the lender at varying percentages above the price that the lender pays to M/I Financial for the mortgages. As of September 30, 2011 M/I Financial had sold and not yet repurchased $5.3 million of mortgages under the MIF Mortgage Repurchase Agreement. As a result of M/I Financial's obligation to repurchase mortgages under the terms of the agreement, fundings under the MIF Mortgage Repurchase Agreement are accounted for as secured borrowings.

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

As of September 30, 2011, M/I Financial was in compliance with all covenants of the MIF Mortgage Repurchase Agreement. The following table summarizes the covenant thresholds under the MIF Mortgage Repurchase Agreement and M/I Financial's compliance with such covenants as of September 30, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Tangible Net Worth	≥	$10.0	$11.7
Liquidity (Unrestricted Cash or Cash Equivalents)	≥	$4.7	$13.1
Leverage Ratio (Total Liabilities to Tangible Net Worth)	≤	8.0 to 1.0	3.5 to 1.0

Senior Notes. On November 12, 2010, the Company completed a cash tender offer to purchase any and all of its outstanding 2012 Senior Notes in which $158.6 million aggregate principal amount of the $200 million of outstanding 2012 Senior Notes was tendered and accepted for purchase. On November 12, 2010, the Company also closed on its private placement of $200 million aggregate principal amount of the 2018 Senior Notes which were subsequently exchanged for publicly registered notes in June of 2011.

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

•
Make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket,” as defined in the indentures. As of September 30, 2011, the restricted payments basket under the indenture governing the 2012 Senior Notes was $(213.5) million and the restricted payments basket under the indenture governing the 2018 Senior Notes was $(4.9) million. As a result of the deficit in the restricted payments basket under the indenture governing the 2012 Senior Notes and the indenture governing the 2018 Senior Notes, the Company is currently restricted from paying dividends on its common shares and its 9.75% Series A Preferred Shares, and from repurchasing any shares.

•	Create liens except for liens permitted under the applicable indenture (which permitted liens include liens under the Credit Facility).

•	Consolidate or merge with or into other companies.

•	Liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indentures governing the 2012 Senior Notes and the 2018 Senior Notes. As of September 30, 2011, the Company was in compliance with all terms, conditions, and covenants under the indentures.

As of September 30, 2011, $41.4 million aggregate principal amount of the 2012 Senior Notes remained outstanding. We may seek to repurchase the outstanding 2012 Senior Notes from time to time prior to maturity through open market repurchase transactions, privately negotiated transactions, tender offers, exchange offers, redemption or otherwise. The timing and nature of any such transactions will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Any such transactions, individually or in the aggregate, may be material to our financial condition, results of operations and/or liquidity. The 2012 Senior Notes mature in April 2012. To the extent we do not repurchase the remaining outstanding balance of the 2012 Senior Notes prior to maturity, we will be required to repay the then-outstanding aggregate amount of the 2012 Senior Notes in April 2012. We have various alternatives to repay the notes at maturity, including using available cash and borrowing under the Credit Facility, if needed, to repay the 2012 Senior Notes at or prior to maturity.

Weighted Average Borrowings. For the three months ended September 30, 2011 and 2010, our weighted average borrowings outstanding were $262.9 million and $211.1 million, respectively, with a weighted average interest rate of 9.42% and 8.58%, respectively.  For the nine months ended September 30, 2011 and 2010, our weighted average borrowings outstanding were $259.9 million and $209.8 million, respectively, with a weighted average interest rate of 9.54% and 8.80%, respectively. The increase in borrowings was primarily the result of the issuance of the 2018 Senior Notes, partially offset by the tender offer for the 2012 Senior Notes, in the fourth quarter of 2010.

At September 30, 2011 we did not have any funded amounts outstanding under the Credit Facility, and there were $20.0 million of letters of credit issued and outstanding under the Credit Facility. During the nine months ended September 30, 2011, the average daily amount of letters of credit outstanding under the Credit Facility was $1.2 million and the maximum amount of letters of credit outstanding under the Credit Facility was $20.0 million.

At September 30, 2011, M/I Financial had $26.4 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2011, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement (from April 18, 2011 to September 30, 2011) and the MIF Credit Agreement (from January 1, 2011 to April 18, 2011), was $8.6 million and the maximum amount outstanding under the MIF Mortgage Warehousing Agreement (from April 18, 2011 through September 30, 2011) and the MIF Credit Agreement (from January 1, 2011 to April 18, 2011), was $32.4 million.

At September 30, 2011, M/I Financial had $5.3 million of mortgages sold and not yet repurchased under the MIF Mortgage Repurchase Agreement.  During the nine months ended September 30, 2011, the average daily amount of outstanding mortgages sold and not yet repurchased under the MIF Mortgage Repurchase Agreement was $4.1 million and the maximum amount of outstanding mortgages sold and not yet repurchased under the MIF Mortgage Repurchase Agreement was $10.0 million.

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

We did not pay any dividends on the Preferred Shares in the first nine months of 2011. As a result of a current deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted from paying dividends until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative positive earnings in excess of the current deficit amount, or the 2012 Senior Notes are repaid in full and (2) our Board of Directors authorizes us to resume dividend payments.  See Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information concerning those restrictive covenants.

Universal Shelf Registration. In August 2011, the Company filed a $250 million universal shelf registration statement with the SEC, which registration statement became effective on September 30, 2011. Pursuant to the registration statement, the Company may, from time to time, offer debt securities, common shares, preferred shares, depositary shares, warrants to purchase debt securities, common shares, preferred shares, depositary shares or units of two or more of those securities, rights to purchase debt securities, common shares, preferred shares or depositary shares, stock purchase contracts, stock purchase units and units. The timing and amount of offerings, if any, will depend on market and general business conditions.

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

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of September 30, 2011 to be the amount invested of $10.3 million.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of September 30, 2011 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $7.5 million, including prepaid acquisition costs of $1.1 million, and letters of credit of $3.7 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2011, the Company had outstanding $67.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $22.9 million of performance bonds and $26.9 million of performance letters of credit that serve as completion bonds for land development work in progress (including the Company’s less than $0.1 million share of our Unconsolidated LLCs’ letters of credit and bonds); (2) $11.1 million of financial letters of credit; and (3) $6.9 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

Some IRLCs are committed to a specific third-party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. The notional amount of the committed IRLCs and the best-efforts contracts was $1.5 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million and the related best-efforts contracts resulted in an asset of less than $0.1 million. At December 31, 2010, the fair value of the committed IRLCs resulted in a liability of less than $0.1 million, and the related best-efforts contracts resulted in an asset of less than $0.1 million. For both the three and nine months ended September 30, 2011, we recognized income of less than $0.1 million, relating to marking these committed IRLCs and the related best-efforts contracts to market. For the three and nine months ended September 30, 2010, we recognized income of less than $0.1 million and $0.1 million, respectively, relating to marking these committed IRLCs and the related best-efforts contracts to market.

Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings. At September 30, 2011 and December 31, 2010, the notional amount of the uncommitted IRLCs was $45.2 million and $24.9 million, respectively. The fair value adjustment related to these uncommitted IRLCs, which is based on quoted market prices, resulted in an asset of $0.7 million and a liability of less than $0.1 million at September 30, 2011 and December 31, 2010, respectively. For the three and nine months ended September 30, 2011, we recognized income of $0.5 million and $0.7 million, respectively, relating to marking the uncommitted IRLCs to market. For the three and nine months ended September 30, 2010, we recognized expense of $0.4 million and income of $0.3 million, respectively, relating to marking the uncommitted IRLCs to market.

Forward Sales of Mortgage-Backed Securities: Forward sales of mortgage-backed securities (“FMBSs”) are used to protect uncommitted IRLC loans against the risk of changes in interest rates between the lock date and the funding date. FMBSs related to uncommitted IRLCs are classified and accounted for as non-designated derivative instruments and are recorded at fair value, with gains and losses recorded in current earnings. At September 30, 2011 and December 31, 2010, the notional amount under these FMBSs was $42.0 million and $27.0 million, respectively, and the related fair value adjustment, which is based on quoted market prices, resulted in a liability of $0.2 million and an asset of $0.1 million, respectively. For the three and nine months ended September 30, 2011, we recognized expense of $0.4 million and $0.3 million, respectively, relating to marking these FMBSs to market. For the three and nine months ended September 30, 2010, we recognized income of $0.7 million and expense of $0.6 million, respectively, relating to marking these FMBSs to market.

Mortgage Loans Held for Sale: Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. During the intervening period between when a loan is closed and when it is sold to an investor, the interest rate risk is covered through the use of a best-efforts contract or by FMBSs.

The notional amount of the best-efforts contracts and related mortgage loans held for sale was $5.1 million and $42.7 million at September 30, 2011 and December 31, 2010, respectively. The fair value of the best-efforts contracts and related mortgage loans held for sale resulted in a net liability of $0.1 million and $2.0 million at September 30, 2011 and December 31, 2010, respectively. For the three and nine months ended September 30, 2011, we recognized income of $0.1 million and $1.9 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market. For the three and nine months ended September 30, 2010, we recognized income of less than $0.1 million and $0.7 million, respectively, relating to marking these best-efforts contracts and the related mortgage loans held for sale to market.

The notional amounts of both the FMBSs and the related mortgage loans held for sale were $30.0 million and $29.5 million, respectively, at September 30, 2011, and $2.0 million and $1.9 million, respectively, at December 31, 2010. The FMBSs are classified and accounted for as non-designated derivative instruments, with gains and losses recorded in current earnings. As of September 30, 2011 and December 31, 2010, the related fair value adjustment for marking these FMBSs to market resulted in a liability of $1.0 million and an asset of $0.1 million, respectively. For the three and nine months ended September 30, 2011, we recognized expense of $0.9 million and $1.0 million, respectively, relating to marking these FMBSs to market. For the three and nine months ended September 30, 2010, we recognized income of $1.3 million and expense of $0.2 million, respectively, relating to marking these FMBSs to market.

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2011:

	Weighted
	Average								Fair
	Interest	Expected Cash Flows by Period							Value
(Dollars in thousands)	Rate	2011	2012	2013	2014	2015	Thereafter	Total	9/30/2011
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.24%	$36,763	$—	$—	$—	$—	$—	$36,763	$36,155
Variable rate	2.97%	503	—	—	—	—	—	503	511

LIABILITIES:
Long-term debt — fixed rate	8.32%	$86	$41,803	$391	$424	$459	$203,887	$247,050	$222,802
Long-term debt — variable rate	4.00%	5,264	26,394	—	—	—	—	31,658	31,658

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. This case was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and eight other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 9). As a result of these agreements, the Initial Action has been resolved and dismissed, and five of the eight other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. The Company intends to vigorously defend against the claims of the remaining plaintiffs. Given the inherent uncertainties in this litigation, as of September 30, 2011, no accrual has been recorded (other than the accrual for repairs described in Note 9) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. There can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 9 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material effect on the Company's financial position,  results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Part II of our Quarterly Report on Form 10-Q for the six months ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of the Company's equity securities during the quarter ended September 30, 2011.  As discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements, as a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes, we are currently restricted from repurchasing any of our common or preferred shares.

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

M/I Homes, Inc.
(Registrant)

Date:	November 4, 2011	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	November 4, 2011	By:	/s/ Ann Marie W. Hunker
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