Form 10-K
period 2011-12-31
M I HOMES INC
filed 2012-02-27
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-12434

M/I HOMES, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1210837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Easton Oval, Suite 500, Columbus, Ohio 43219
(Address of principal executive offices) (Zip Code)

(614) 418-8000
(Registrant's telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Shares, par value $.01	New York Stock Exchange
Depositary Shares, each representing 1/1000th of a 9.75% Series A Preferred Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (18,016,315 shares) was approximately $220,880,000.  The number of common shares of the registrant outstanding as of February 21, 2012 was 18,777,677.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

General

M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation's leading builders of single-family homes.  The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. Since that time, the Company has delivered over 80,000 homes, including 2,278 in 2011.

The Company consists of two distinct operations and reporting segments: homebuilding and financial services. Our homebuilding operations, for reporting purposes, are divided into three reporting segments - the Midwest, Mid-Atlantic and Southern regions. Our financial services operations support our homebuilding operations by providing mortgage loans and title services to the customers of our homebuilding operations.

Our homebuilding operations comprise the most substantial portion of our business, representing 97% of consolidated revenue during 2011 and 98% of consolidated revenue during 2010. We design, market, construct and sell single-family homes, attached townhomes, and condominiums to first-time, move-up, empty-nester and luxury buyers, with a particular focus on first-time and value-focused buyers.  Our homes are offered primarily in development communities and mixed-use communities. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan. We are currently offering homes for sale in 122 communities within 11 markets located in nine states. We offer a variety of homestyles at base prices ranging from approximately $107,000 to $1,000,000, with an average sales price in 2011, including options, of $242,000. Offering homes at a variety of price points allows us to attract a wide range of buyers. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing customers with the confidence they can only get from superior customer service.  In addition to home sales, our homebuilding operations occasionally generate revenue from the sale of land and lots.

Our financial services operations generate revenue from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”). Our title services are offered through subsidiaries that are either wholly- or majority owned by the Company. Our financial services operations accounted for 3% of our consolidated revenues in 2011 and 2% of our consolidated revenues in 2010.

In 2011, we generated total revenues of $566.4 million and a net loss of $33.9 million, compared to total revenues of $616.4 million and a net loss of $26.3 million in 2010. At December 31, 2011, we had 676 homes in backlog with a sales value of $180.7 million compared to 532 homes in backlog with a sales value of $135.2 million at December 31, 2010. Our financial results for 2011 and 2010 reflect challenging operating conditions that have persisted in the homebuilding industry to varying degrees since a general housing market downturn began in mid-2006, as well as strategic actions taken by us since the downturn began in an effort to align our operations with these changing market conditions and maintain a strong financial position.

Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-4000 and our website address is http://mihomes.com. Information on our web site is not a part of this Form 10-K.

Markets

Our 11 homebuilding divisions are organized into the following three segments for reporting purposes:

Region	Market/Division	Year Operations Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington, D.C.	1991

We believe we have experienced management teams in each of our divisions, with local market expertise. We believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities that meet local demand, to anticipate consumer tastes in specific markets, and to assess local regulatory environments. Though we centralize certain functions (such as marketing, legal, purchasing administration, product development, accounting and human resources) to benefit from economies of scale, our local management, while generally supervised by a Region President, exercises considerable autonomy in identifying land acquisition opportunities, developing and implementing product and sales strategies, and controlling costs.

Business Strategy

New home sales across most housing markets in the United States remained at historically low levels in 2011. Many of these markets, including those we serve, experienced a prolonged downturn in demand from mid-2006 through 2009, compared to the period from 2000 through 2005, and the levels of housing permits and new home sales did not increase in 2010 or 2011. Instead, market activity largely held steady, without further substantial declines. Although the economy has started to show signs of improvement, new home sales have continued to decrease nationally since 2009, with 302,000 new homes sold in the U.S. in 2011, compared with 323,000 sold in 2010 and 375,000 sold in 2009.
The downturn in the housing market, which started even sooner in our Midwest markets, resulted in substantial losses for the homebuilding industry and led to a severe decline in our profitability. A persistent oversupply of homes for sale, coupled with weak consumer demand for housing, started to impact the homebuilding industry in mid-2006. Our operating and financial results, like many other homebuilders during this time, suffered materially. We experienced declines in new contracts, active communities, revenue, and gross profit, and we incurred substantial asset impairment charges and net losses for the years 2007, 2008 and 2009. Worldwide financial and credit market turbulence, which began in mid-2008, further exacerbated this downturn and macroeconomic conditions. We believe the availability of the federal homebuyer tax credit increased our new contracts in the first four months of 2010; however, upon its expiration, demand for housing once again became sluggish due to an overall weak economy, without substantial job growth, low levels of consumer confidence, an excess supply of homes for sale and tighter mortgage credit conditions.
These conditions did not change markedly in 2011. Despite the lack of recovery in the housing market, we have been able to achieve certain improvements in our operating performance over the past three years through execution of our business strategy which focuses on the following integrated objectives:

•	Strategically investing in new communities and/or markets, while building out of older, less profitable locations;

•	maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	improving affordability through design changes and other cost reduction efforts; and

•	maintaining a meaningful presence in our markets and associated scale efficiencies.

From 2007 through the first half of 2009, we employed a defensive operating strategy designed to strengthen our balance sheet, improve liquidity, generate cash flow, improve our cost structure, reduce our overhead, and improve certain operating processes and procedures. During this period, we sought to right-size our operations to reflect current demand, reduce our overhead cost structure, improve our operations from both a customer and build cycle-time perspective, redesign our product to address changing consumer preferences, re-engineer our product to reduce our cost to build, redeploy our investments to higher margin opportunities where possible and carefully manage our investment in new land and lots. The actions we took to support these initiatives resulted in material reductions in our controlled land and lots, active community count, employee headcount, and overhead expenses. We also improved our gross margins, generated significant cash from operations, and ultimately reduced our adjusted pre-tax losses (our adjusted pre-tax losses, which constitutes a non-GAAP financial measure, is reconciled to our loss before income taxes on page 35 of this Annual Report on Form 10-K) from 2007 through 2010. Our adjusted pre-tax loss increased, however, in 2011, to $10.9 million, from $7.7 million in 2010. This decline was primarily due to stronger new contracts in early 2010 as homebuyers sought to take advantage of the then-available federal homebuyer tax credit. In addition, we incurred higher interest costs in 2011 when compared to 2010 as a result of the refinancing of our senior notes due in 2012 in the last quarter of 2010. However, our adjusted pre-tax loss improved in the second half of 2011 when compared with the second half 2010.

In 2010 and 2011, we maintained the fundamentals of our disciplined defensive operating strategy, while we also began to focus more on the objectives within our business strategy that would position us for a recovery, primarily by investing in new communities and/or markets for modest growth overall. In late 2009, we began to see more opportunities to purchase land and lots in our existing markets that met our stringent investment and marketing standards. As a result, in 2010, we purchased more land and lots than we purchased in 2009, opened 41 new communities and increased our controlled land position by 9%. While we continued to invest in land and lots in 2011, we remained cautious due to the uncertain conditions in the housing markets, and thus we invested $35.7 million less in new land than we did in 2010, while our total controlled land position remained largely unchanged, at 10,353 lots. Although continued reinvestment in new communities (defined as communities opened after January 1, 2009) and completing our involvement in older communities remain important elements of our operating strategy, we have only marginally increased our level of new investment. We believe this deliberate approach will help restore our homebuilding operations to profitability through higher margin communities and increasing our market presence. Currently, over 65% of our active communities are new and on average, their gross margins are 500 basis points higher than our older "legacy" communities. In addition to our investment in new communities in our existing markets, in 2011, we purchased a small homebuilder in San Antonio, Texas in April 2011, expanding our geographic footprint.
Looking ahead into 2012, we believe the housing market will likely remain weak, though there are some signs of improved job creation and consumer confidence, combined with lower available inventories of homes, that could lead to marginal improvement in sales in some markets. Nonetheless, we expect no improvement in demand in 2012 overall, and thus we anticipate continued unevenness in sales conditions before a sustained recovery in the housing market takes hold. At this time, we cannot predict when such a recovery might occur. We plan to continue to focus on restoring the profitability of our homebuilding operations by focusing on actions that will help us achieve our business objectives as stated above. Market conditions will ultimately determine the timing, manner and the degree to which we will achieve our objectives. Despite the challenging market conditions, however, we believe we have established a solid foundation and the financial flexibility for our Company to achieve long-term growth and profitability when the housing market experiences an increase in demand.
Marketing

During 2011, we continued to focus our marketing efforts on first-time and move-up homebuyers. These homebuyers historically have been our core customers and we believe these groups hold the greatest potential for future home sales. Throughout our markets, we market and sell our homes under the M/I Homes, Showcase Homes and TriStone Homes trade names. Our marketing efforts are directed at differentiating the M/I Homes brand from other new home builders and from resale homes (including homes sold through foreclosures, short sales and other homebuilders). We believe, among other things, our exclusive Confidence Builder Program, our commitment to building energy efficient homes, our offering of competitively advantaged financing programs and our record of superior customer service and quality all serve to differentiate our brand.
Under our Confidence Builder Program, our homebuyers are introduced to their Personal Construction Supervisor prior to commencement of home construction.  During the introductory meeting, the Personal Construction Supervisor reviews the home plan and all relevant construction details with the homebuyer and explains the construction process and schedule. Our homebuyers receive their own M/I hardhat. We encourage our buyers to actively monitor and observe the construction of their home and see the quality being built into their home.  This program, consistent with our business philosophy, is designed to “put the buyer first” and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers' needs throughout the homebuying process reduces post-closing repair costs, enhances our reputation for quality and service, and helps encourage repeat and referral business from homebuyers and the real estate community. Certain of our employees are responsible for responding to homebuyers' post-closing needs, including warranty claims. Our goal is for our customers to be completely satisfied with their new homes.
We are a 100% ENERGY STAR® Certified builder. ENERGY STAR® Certified homes are more efficient than homes built to the latest building codes. The majority of the homes that we built in 2011 met the U.S. Environmental Protection Agency's (“EPA”) increasingly stringent guidelines for ENERGY STAR® Certified homes. We believe these homes can save our homebuyers up to 30% on their energy bill, the second largest monthly cost component of homeownership, when compared to a home that is not ENERGY STAR® certified.
We offer specialized mortgage financing programs through M/I Financial to assist our homebuyers. M/I Financial offers conventional financing options along with Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”), the United States Department of Agriculture ("USDA") and state housing bond programs. M/I Financial often provides closing cost assistance and below market interest rates. For a good portion of 2011, M/I Financial provided a 30-year fixed rate loan at or below 3.875% to qualified homebuyers. Through M/I Financial, we continue to look for opportunities in the market to assist the Company's home sales effort.
Finally, we believe our ultimate differentiator comes from one of the principles our company was founded upon - delivering superior customer service. Superior customer service is “who we are” and what we are all about. Our customer satisfaction scores, as measured by an independent party, improved for most of our markets in 2011 for the third year in a row. We hold our teams to a higher standard when it comes to customer care. Our customer satisfaction scores are measured 30 days and 6 months after closing to hold us accountable for building a home of the highest quality.
We market our homes using the internet, newspapers, magazines, direct mail, billboards, radio and television.  The particular media used differs from market to market based on area demographics and other competitive factors.  In recent years we have also significantly increased our advertising on the internet by expanding our website at mihomes.com and through certain third party websites like newhomesource.com. We also launched a mobile version of our website that is increasingly becoming the doorway for our on-the-go prospects.

Sales

Company-employed sales consultants generally conduct home sales from on-site offices within our furnished model homes.  Each sales consultant is trained and prepared to meet the buyer's expectations and build the buyer's confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing. Significant attention is given to the ongoing training of all sales personnel to assure the highest level of professionalism and product knowledge. As of December 31, 2011, we employed 121 new home consultants in 122 communities.

To further enhance the selling process, we operate design centers in most of our markets.  Our design centers allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. Additionally, our centers are staffed with Professional Design Consultants who help our homebuyers personalize their home with features and amenities that suit their individual taste, needs and lifestyles. In most of our markets, we also offer our homebuyers the option to consider and make design planning decisions using our online design tool.  We believe this tool is very useful for prospective buyers to use during the consideration phase, and is also helpful to buyers as a pre-planning tool prior to their design center visit.

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

On a regional basis, we offer homes ranging in base sales price from approximately $107,000 to $1,000,000, and ranging in square footage from approximately 1,100 to 5,300 square feet.  In addition to single-family detached homes, we also offer attached townhomes in most of our markets as well as condominiums in our Columbus, Orlando, and Washington, D.C. markets.  By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers.  Our "Eco Series" line, discussed below, was designed to appeal to first-time homebuyers because of the emphasis such homebuyers place on affordability and energy cost savings and conservation.  It is our goal to sell more than one home to our buyers, and we have frequently been successful in this pursuit.

We devote significant resources to the research, design and development of our homes in order to meet the demands of our buyers as well as the changing market requirements.  We spent $2.5 million, $2.4 million and $1.8 million in the years ended December 31, 2011, 2010 and 2009, respectively, for research and development of our homes. Across all of our divisions, we currently offer approximately 500 different floor plans designed to reflect current lifestyles and design trends.  In 2009, we unveiled our “Eco Series,” a line of value-oriented homes designed to be attractively priced and to offer greater plan flexibility to our buyers.  The “Eco Series” product line has been value-engineered to reduce production costs and construction cycle times, while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods.

We now recognize an emerging trend of larger homes in most divisions and we are adjusting certain product lines to meet this demand. We recently introduced several very large floorplans in Florida that range from 4,700 square feet to 5,300 square feet, with average sales prices ranging from $280,000 to $450,000, in response to a demand for more room count, larger spaces and high value. We will continue to look for opportunities to introduce these homes in our other divisions.

Homes generally are constructed according to proprietary designs and to meet the applicable FHA and VA requirements and all local building codes.  To allow maximum design flexibility, we limit the use of pre-assembled building components.  We attempt to maintain efficient operations by utilizing standardized materials.  Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally widely available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. We design and supervise the development and building of each of our communities. Our homes are constructed according to standardized prototypes, which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our on-site construction supervisors manage the scheduling and construction process.  Subcontractor work is performed pursuant to written agreements.  The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials.  The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog.  In recent years, we have experienced no significant construction delays due to shortage of materials or labor; however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future.

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

In addition, speculative, or “spec,” homes (i.e., homes started in the absence of an executed contract) are built to facilitate delivery of homes on an immediate-need basis and to provide presentation of new products.  We have increased our speculative home production in order to meet the needs of our increasing base of first-time homebuyers.  Since the beginning of the downturn, buyers have purchased a greater number of spec homes, for a number of different reasons. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less.  Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it.  Because there are so many more spec homes available today, there are a lot more homes to choose from.  This was not the case prior to the downturn. Speculative homes can meet the needs of buyers who need to close on their purchase of a home in 60 days or less, while also satisfying their needs to be able to fully visualize the home. Of the total number of homes closed in 2011 and 2010, 64% and 65%, respectively, were speculative homes. At December 31, 2011 we had 573 speculative homes, compared to 561 speculative homes at December 31, 2010.

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

As of December 31, 2011, we had a total of 676 homes, with $180.7 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun.  As of December 31, 2010, we had a total of 532 homes, with $135.2 million aggregate sales value, in backlog.  Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide certain warranties in connection with our homes and also have a program to perform multiple inspections on each home that we sell.  Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer.  At the homeowner’s request, we will also provide a one-year drywall inspection.  The Company offers a limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty on homes closed in or after 2007 (which is offered in in all markets except San Antonio, where we offer a 10-year transferable structural limited warranty).  The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause.  To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home.  We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home.  Our warranty expense was approximately 1.2%, 1.0% and 0.9% of total housing revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Land Acquisition and Development

We continuously evaluate land acquisition opportunities as they arise, balancing competing needs for financial strength, liquidity and land inventory for future growth. Before entering into a contract to acquire land, we complete extensive comparative studies and analyses which assist us in evaluating the economic feasibility of such land acquisition. We consider a number of things, some of which include projected rates of return, estimated gross margins, sales prices of the homes to be built, population and employment growth patterns, and demographic trends.

We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. We believe this policy significantly reduces our risk and generally allows us to obtain necessary development approvals before our acquisition of the land.

In 2011, our percent of land internally developed decreased to 51% from 71% in 2010. We constantly evaluate our alternatives to satisfy our need for lots in the most cost effective manner.  We seek to limit our investment in land and lots in the aggregate to the amount reasonably expected to be sold in the next two to three years.

To limit the risk involved in land ownership, we acquire land primarily through the use of contingent purchase agreements.  These agreements require the approval of our corporate land committee and frequently condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria.  Only after this thorough evaluation and extensive market research has been completed do we make a commitment to purchase undeveloped land.

On a limited basis, we periodically enter into limited liability company arrangements (“Unconsolidated LLCs”) with other entities to develop land.  At December 31, 2011, we had interests varying from 33% to 50% in each of our seven Unconsolidated LLCs.  Two of the Unconsolidated LLCs are located in Tampa, Florida, and the remaining Unconsolidated LLCs are located in Columbus, Ohio.  One of the Unconsolidated LLCs has obtained financing from a third party lender.  The Company’s maximum exposure related to its investment in these entities as of December 31, 2011 is the amount invested of $10.4 million.  Further details relating to our Unconsolidated LLCs are included in Note 8 to our Consolidated Financial Statements.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2011, $21.3 million of completion bonds and $24.4 million of letters of credit were outstanding for these purposes.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

We seek to balance the economic risk of owning lots and land with the necessity of having lots available for our homes.  At December 31, 2011, we had 3,041 developed lots and 625 lots under development in inventory.  We also owned raw land expected to be developed into approximately 3,491 lots, which includes our interest in raw land held by Unconsolidated LLCs expected to be developed into 725 lots.

Our ability to continue development activities over the long-term will depend upon, among other things, a suitable economic environment and our continued ability to locate suitable parcels of land, enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

At December 31, 2011, we had purchase agreements to acquire 1,967 developed lots and raw land to be developed into approximately 1,229 lots for a total of 3,196 lots, with an aggregate current purchase price of approximately $145.8 million.  Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits.  Our purchase contracts do not generally contain specific performance obligations, and therefore, we believe that our maximum exposure as of December 31, 2011 related to these agreements is equal to the amount of our outstanding deposits, which totaled $7.2 million, including prepaid acquisition costs of $1.0 million and letters of credit of $3.8 million.  Further details relating to our land option agreements are included in Note 14 to our Consolidated Financial Statements.

The following table sets forth our land position in lots (including lots held in Unconsolidated LLCs) at December 31, 2011:

	Lots Owned
Region	Finished Lots	Lots Under Development	Undeveloped Lots	Total Lots Owned	Lots Under Contract	Total
Midwest	1,334	234	2,335	3,903	795	4,698
Southern	857	141	462	1,460	964	2,424
Mid-Atlantic	850	250	694	1,794	1,437	3,231
Total	3,041	625	3,491	7,157	3,196	10,353

Financial Services

We sell our homes to customers who generally finance their purchases through mortgages. M/I Financial provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. M/I Financial provides financing services in all of our housing markets. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During 2011, we captured 84% of the available mortgage origination business from purchasers of our homes, originating approximately $376.1 million of mortgage loans.  The mortgage loans originated by M/I Financial are sold to a third party generally within two to three weeks of originating the loan. During the fourth quarter, the time period for loan fundings lengthened to approximately six weeks. This delay was due to a few major correspondent buyers exiting the market, which resulted in increased volume for the remaining purchasers. In order to alleviate this backlog, we are entering into agreements with additional purchasers of our loans which we believe will aid us in returning to our previous two to three week turnaround.

M/I Financial has been approved by the U.S. Department of Housing and Urban Development, the VA and the USDA to originate mortgages that are insured and/or guaranteed by these entities.  In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by the Federal National Mortgage Association (“Fannie Mae”) as a seller and servicer of mortgages.

We also provide title services to purchasers of our homes through our wholly-owned subsidiaries, TransOhio Residential Title Agency Ltd. and M/I Title Agency Ltd., and our majority-owned subsidiary, Washington Metro Residential Title Agency, LLC.  Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of our homes in all of our housing markets except Raleigh, Charlotte, Chicago, Houston and San Antonio.  We assume no underwriting risk associated with the title policies.

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

Competition

In each of our markets, we compete with numerous national, regional, and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than us.  Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials, and skilled subcontractors.  In addition, we face competition from foreclosures and the existing home resale market, which experienced an increase in available homes during the downturn due to challenging market conditions and higher foreclosure rates.  We compete primarily on the basis of price, location, design, quality, service, and reputation; however, we believe our financial stability, relative to others in our industry, has become an increasingly favorable competitive factor.  When our industry recovers, we believe we will see reduced competition from the small and mid-sized private builders in the new home market.  Their access to capital already appears to be severely constrained. We expect there will be fewer and more selective lenders serving our industry at that time.  We believe that those lenders likely will gravitate to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities.

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

Our mortgage company and title insurance agencies must comply with various federal and state laws and regulations. These include eligibility and other requirements for participation in the programs offered by the FHA, VA, Government National Mortgage Association ("Ginnie Mae"), Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"). These also include required compliance with consumer lending and other laws and regulations such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. These laws and regulations subject our operations to examination by the applicable agencies.

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

Employees

At December 31, 2011, we employed 583 people (including part-time employees), of which 456 were employed in homebuilding operations, 67 were employed in financial services and 60 were employed in management and administrative services.  No employees are represented by a collective bargaining agreement.

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

Homebuilding Market and Economic Risks

The homebuilding industry is experiencing a prolonged and severe downturn that may continue for an indefinite period and adversely affect our business and results of operations even more than has occurred to date.

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

Since 2008, the residential consumer mortgage lending and mortgage finance industries have experienced significant instability due to, among other things, relatively high rates of delinquencies, defaults and foreclosures on residential consumer mortgage loans and a resulting decline in their market value and the market value of securities backed by such loans. The delinquencies, defaults and foreclosures have been driven in part by persistent poor economic and employment conditions, which have negatively affected borrowers' incomes, and by a decline in the values of many existing homes in various markets below the principal balance of the residential consumer mortgage loans secured by such homes. A number of providers, purchasers and insurers of residential consumer mortgage loans and residential consumer mortgage-backed securities have gone out of business or exited the market, and lenders, investors, regulators and others have questioned the oversight and the adequacy of lending standards for several residential consumer mortgage loan programs made available to borrowers in recent years, including programs offered or supported by the FHA, the VA and the federal government sponsored enterprises, Fannie Mae and Freddie Mac. Compared to periods prior to 2008, this has led to reduced investor demand for residential consumer mortgage loans and residential consumer mortgage-backed securities, tightened credit requirements, reduced liquidity and availability of residential consumer mortgage loan products (particularly subprime and nonconforming loans), and increased down payment requirements and credit risk premiums related to home purchases. It has also led to enhanced regulatory and legislative actions, and government programs focused on modifying the principal balances, interest rates and/or payment terms of existing residential consumer mortgage loans and preventing residential consumer mortgage loan foreclosures, which have achieved somewhat mixed results.

The reduction in the availability of residential consumer mortgage loan products and providers and tighter residential consumer mortgage loan qualifications and down payment requirements have made it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. Overall, these factors have slowed any general improvement in the housing market, and they have resulted in volatile home purchase cancellation rates and reduced demand for our homes and for residential consumer mortgage loans originated through our M/I Financial subsidiary. These reductions in demand have had a materially adverse effect on our business and results of operations in 2011 that may continue in 2012.

Potentially exacerbating the foregoing trends, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law and established several new standards and requirements (including risk retention obligations) relating to the origination, securitizing and servicing of, and consumer disclosures for, residential consumer mortgage loans. In addition, United States and international banking regulators have proposed or enacted higher capital standards and requirements for financial institutions. These standards and requirements, as and when implemented, are expected to further reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Federal regulators and legislators are also discussing steps that may significantly reduce the ability or authority of the FHA, Fannie Mae and Freddie Mac to purchase or insure residential consumer mortgage loans. In the last few years, the FHA, Fannie Mae and Freddie Mac have purchased or insured substantially all new residential consumer mortgage loans originated by lenders and other mortgage banking services providers. Since 2010, investors in residential consumer mortgage-

backed securities, as well as the FHA, Fannie Mae and Freddie Mac, have increasingly demanded that lenders and other mortgage banking services providers, brokers and other institutions, or their agents, repurchase the loans underlying the securities based on alleged breaches of underwriting standards or of representations and warranties made in connection with transferring the loans. We expect these “put-back” demands will continue into 2012 and, to the extent successful, could cause lenders and other mortgage banking services providers and brokers to further curtail their residential consumer mortgage loan origination activities due to reduced liquidity. Concerns about the soundness of the residential consumer mortgage lending and mortgage finance industries have also been heightened due to allegedly widespread errors by lenders and other mortgage banking services providers or brokers, or their agents, in the processing of residential consumer mortgage loan foreclosures and sales of foreclosed homes, leading to voluntary or involuntary delays and higher costs to finalize foreclosures and foreclosed home sales, and greater court and regulatory scrutiny. In addition to having a potential negative impact on the origination of new residential consumer mortgage loans, these disruptions in residential consumer mortgage loan foreclosures and lender-owned home sales can make it more difficult for us to accurately assess the supply of and prevailing prices for unsold homes and/or the overall health of particular housing markets.

Many of our homebuyers obtain financing for their home purchases from our M/I Financial subsidiary. If, due to higher costs, reduced liquidity, heightened risk retention obligations and/or new operating restrictions or regulatory reforms related to or arising from compliance with the Dodd-Frank Act, residential consumer mortgage loan put-back demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, M/I Financial is limited or unable to make loan products available to our homebuyers, our home sales and our homebuilding and financial services results of operations may be adversely affected. The degree to which this more cautious approach to providing loans to our homebuyers continues into 2012 is unclear, and we can provide no assurance that the trend of tighter residential consumer mortgage lending standards will slow or reverse in the foreseeable future.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

In an effort to generate higher revenues and restore and maintain our homebuilding operations' profitability, beginning in late 2008 and continuing through 2011, we rolled out new, more flexible product designs, including our Eco Series, and we continued to take steps to reduce our selling, general and administrative expenses, and to redeploy our capital into housing markets with perceived higher future growth prospects, such as our entry into the Houston and San Antonio, Texas markets.

We believe these steps helped us increase our new contracts in 2011 compared to 2010, as well as increase the number of homes in backlog, the average sales price of the homes in backlog and the overall sales value of our backlog. However, there can be no assurance that these trends will continue in 2012 or at all, that we will successfully increase our average active community count and inventory base with desirable land assets at a reasonable cost, or that we will achieve or maintain profitability in the near future. In addition, notwithstanding our sales strategies, we have experienced volatility in our new contracts throughout the present housing downturn, including in 2011. We believe that our volatile new contract levels have largely reflected weak homebuyer confidence due to sustained home sales price declines, increased offerings of sales incentives in the marketplace for both new and existing homes, tightened residential consumer mortgage lending standards, and generally poor economic and employment conditions, all of which have prompted homebuyers to forgo or delay home purchases. Additional volatility arose in 2010 with the April 30, 2010 expiration of the federal homebuyer tax credit, which likely pulled demand forward into the first two quarters of 2010 and led to a drop in new contracts and customer traffic in the periods that followed, which led to a decreased beginning backlog level in 2011 compared to the year earlier. The relatively tight consumer mortgage lending environment and the inability of some homebuyers to sell their existing homes have also led to lower demand for new homes and to volatility in home purchase contract cancellations for us and the homebuilding industry. Many of these factors affecting our new contracts, and the related market dynamics that put downward pressure on our average selling prices, are beyond our control. It is uncertain how long and to what degree these factors, and the volatility in new contracts we have experienced, will continue. To the extent that these factors continue, and to the extent that they depress our average selling prices, we expect that they will have a negative effect on our business and our results of operations.

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

We must anticipate demand for new homes several years prior to those homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes decreases. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can result in reduced profits. Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. As a result of softened market conditions in all of our markets, since 2006, we have recorded an aggregate loss of $522.2 million for impairment of inventory and investments in Unconsolidated LLCs (including $63.5 million related to discontinued operation), and have written-off $19.2 million relating to abandoned land transactions (including $1.5 million related to discontinued operation). It is possible that the estimated cash flows from these inventory positions may change and could result in a future need to record additional valuation adjustments. Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

If we are unable to successfully compete in the highly competitive homebuilding industry, our financial results and growth may suffer.

The homebuilding industry is highly competitive. We compete for sales in each of our markets with national, regional, and local developers and homebuilders, foreclosures sales, existing home resales and, to a lesser extent, condominiums and available rental housing. Some of our competitors have significantly greater financial resources or lower costs than we do. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. Competition is expected to continue and may become more intense, and there may be new entrants in the markets in which we currently operate and in markets we may enter in the future. If we are unable to successfully compete, our financial results and growth could suffer.

If economic conditions worsen or the current challenging economic conditions continue for an extended period of time, this could have continued negative consequences on our operations, financial position, and cash flows.

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

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. In recent years, unfavorable changes in many of these factors negatively affected all of our served markets, and we expect the widespread nature of the present housing downturn to continue into 2012. Continued weakness in the economy, employment levels and consumer confidence would likely exacerbate the unfavorable trends the housing market has experienced since mid-2006.

The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home we sell is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Reflecting the difficult conditions in our served markets and the impact of the termination, expiration or scaling back of homebuyer tax credits and other government programs supportive of home sales, we have experienced volatility in our new contracts and in home purchase contract cancellations in recent years, and we may experience similar or increased volatility in 2012.

Interest rate increases or changes in federal lending programs or regulations could lower demand for our homes.

Nearly all of our customers finance the purchase of their homes. Before the housing downturn began, low interest rates and the increased availability of specialized residential consumer mortgage loan products, including products requiring no or low down payments, and interest-only and adjustable-rate residential consumer mortgage loans, made purchasing a home more affordable for a number of customers and more available to customers with lower credit scores. Increases in interest rates or decreases in the availability of residential consumer mortgage loan financing or of certain residential consumer mortgage loan products or programs may lead to fewer residential consumer mortgage loans being provided, higher down payment requirements or borrower costs, or a combination of the foregoing, and, as a result, reduce demand for our homes and increase our home purchase contract cancellation rates.

As a result of the volatility and uncertainty in the credit markets and in the residential consumer mortgage lending and mortgage finance industries since 2008, the federal government has taken on a significant role in supporting residential consumer mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase or insure residential consumer mortgage loans and residential consumer mortgage-backed securities, and its insurance of residential consumer mortgage loans through the FHA and the VA. FHA-backing of residential consumer mortgage loans has been particularly important to the residential consumer mortgage finance industry and to our business. In 2011, approximately 50% of our homebuyers (compared to approximately 58% in 2010) that chose to finance with our M/I Financial subsidiary purchased a home using an FHA- or VA-backed loan. The availability and affordability of residential consumer mortgage loans, including interest rates for such loans, could be adversely affected by a scaling back or termination of the federal government's mortgage-related programs or policies. In addition, due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the residential consumer mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels.

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

We have operations in Ohio, Indiana, Illinois, Maryland, Virginia, North Carolina, Florida and Texas. Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets should continue to decline, since there may not be a balancing opportunity in a stronger market in other geographic regions.

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

The mortgage warehousing agreement of our financial services segment will expire in March 2012.

M/I Financial is party to a $60 million mortgage warehousing agreement dated April 18, 2011, which was amended on November 29, 2011 (the “MIF Mortgage Warehousing Agreement”). The amendment increased the borrowing availability under the MIF Mortgage Warehousing Agreement from $50 million to $60 million. M/I Financial uses the MIF Mortgage Warehousing Agreement to finance its lending activities until the loans are delivered to third party buyers. The MIF Mortgage Warehousing Agreement will expire on March 31, 2012. If we are unable to renew or replace the MIF Mortgage Warehousing Agreement when it matures, it could seriously impede the activities of our financial services segment could be seriously impeded.

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

Errors in estimates and judgments that affect decisions about how we operate and on our reported amounts of assets, liabilities, revenues and expenses could have a material impact on us.

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

We sell substantially all of the loans we originate within a short period of time in the secondary mortgage market on a servicing released, non-recourse basis, although we remain liable for certain limited representations and warranties related to loan sales. An entity which has historically purchased a substantial volume of mortgage loans from us has recently exited this line of business. If we are unable to sell to additional viable purchasers in the marketplace, our ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect our profitability. Additionally, if there is a significant decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we would be required to make arrangements with banks or other financial institutions to fund our buyers' closings. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to modify our origination model, which, among other things, could significantly reduce our ability to sell homes.

Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.

M/I Financial originates mortgages, primarily for our homebuilding customers. Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to sellers' representations and warranties in particular loan sale agreements. To date, we have not repurchased any loans and we have established reserves for potential losses, however there can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

We compete on several levels with homebuilders that may have greater sales and financial resources than us, which could hurt our future earnings.

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

We may not be able to benefit from net operating loss carryforwards.

We suffered losses in each fiscal year from 2007 through 2011 for tax (as well as for financial statement) purposes. We were able to carryback 100% of our tax loss in the 2007 fiscal year to recover tax we had paid with regard to a prior year. However, we would not have been able to carryback 100% of our 2008 fiscal year tax loss without legislation enacted in November 2009 that extended the net operating loss ("NOL") carryback period to five years. We were unable to carryback our tax losses for the fiscal years from 2009 through

2011. We will not receive any tax benefits with regard to tax losses we could not carryback unless we have taxable income in the 20-year NOL carryforward period. In our financial statements, we have fully reserved against all our deferred tax assets due to the possibility that we may not have taxable income that will enable us to benefit from our tax losses for the fiscal years from 2009 through 2011. However, those reserves will be reversed when it becomes more likely than not that we will have sufficient future taxable income to take advantage of the deferred tax assets.

Our net operating loss carryforwards could be substantially limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated net operating loss (“NOL”) carryforwards for the year ending December 31, 2011, and it is possible that we will generate net NOL carryforwards in future years. Under the Internal Revenue Code of 1986, as amended (the “Code”), we may use these NOL carryforwards to offset future earnings and reduce our federal income tax liability. As a result, we believe these NOL carryforwards could be a substantial asset for us.

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

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and seven other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 10 to our Consolidated Financial Statements). As a result of these agreements, the Initial Action has been resolved and dismissed, and five of the eight other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. The Company intends to vigorously defend against the claims of the remaining plaintiffs. Given the inherent uncertainties in this litigation, there can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. See Notes 10 and 11 to our Consolidated Financial Statements and the risk factor captioned “Homebuilding is subject to warranty and liability claims in the ordinary course of business which may lead to additional reserves or expenses” for more information.

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

Our $140 million secured revolving credit facility dated June 9, 2010, as amended (the “Credit Facility”) and the indentures governing our outstanding 6.875% Senior Notes due 2012 (the “2012 Senior Notes”) and our outstanding 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) impose restrictions on our operations and activities. These restrictions, and/or our failure to comply with the terms of our indebtedness, could have a material adverse effect on our results of operations, financial condition and ability to operate our business.

The Credit Facility requires compliance with certain financial covenants, including a minimum consolidated tangible net worth requirement and a maximum permitted leverage ratio. Currently, we believe the most restrictive covenant of the Credit Facility is to maintain a minimum consolidated tangible net worth. Failure to comply with this covenant or any of the other restrictions or covenants of the Credit Facility, whether because of a decline in our operating performance or otherwise, could result in a default under the Credit Facility. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, which in turn could cause a default under the documents governing our other indebtedness, if there is an amount outstanding and we are not able to repay such amount from other sources. If this happens and we are unable to obtain waivers from the required lenders, the lenders could exercise their rights under such documents, including forcing us into bankruptcy or liquidation. Also, while the aggregate commitment of the Credit Facility is $140 million (with the ability to increase the amount of the credit facility up to $175 million in aggregate, contingent on obtaining additional commitments from lenders), we can only borrow up to the amount we have secured by real estate and/or cash in accordance with the provisions of the Credit Facility. The secured borrowing base in the Credit Facility could preclude us from incurring additional borrowings, which could impair our ability to maintain sufficient working capital. In such a situation, there can be no assurance that we would be able to obtain alternative financing.

The indentures governing our 2012 Senior Notes and our 2018 Senior Notes contain covenants that limit, among other things, our ability to pay dividends on common and preferred shares, or to repurchase any shares. Our ability to make such payments is limited to the amount of our “restricted payments basket,” as defined in each of the indentures. As a result of a current deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any common or preferred shares. We will continue to be restricted from paying dividends or repurchasing shares until such time as (1) the restricted payments basket under the indenture governing our 2012 Senior Notes becomes positive or the 2012 Senior Notes are repaid in full, (2) the restricted payments basket under the indenture governing our 2018 Senior Notes becomes positive or our 2018 Senior Notes are repaid in full, and (3) our Board of Directors authorizes us to resume dividend payments or repurchase shares. The indentures governing the 2012 Senior Notes and the 2018 Senior Notes also contain covenants that restrict our ability to, among other things:

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

As of December 31, 2011, we had approximately $297.4 million of indebtedness outstanding and $51.8 million of available borrowings, in each case excluding issuances of letters of credit. In addition, under the terms of the Credit Facility and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business.

Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition. For example:

•
a significant portion of our cash flow may be required to pay principal and interest on our indebtedness, which could reduce the funds available for working capital, capital expenditures, acquisitions or other purposes;

•
borrowings under the Credit Facility and the MIF Mortgage Warehousing Agreement bear, and borrowings under any new facility could bear, interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates;

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

There are instances in which subcontractors or others through whom we do business engage in practices that do not comply with applicable regulations or guidelines. When we learn of practices relating to homes we build or financing we provide that do not comply with applicable laws, rules or regulations, we actively move to stop the non-complying practices as soon as possible. However, regardless of the steps we take after we learn of practices that do not comply with applicable laws, rules or regulations, we can in some instances be subject to fines or other governmental penalties, and our reputation can be injured, due to the practices having taken place.

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

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, workers' compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. We reserve for the costs to cover our self-insured retentions and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors' arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. For example, contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and costly. As a result, in some cases, we have reduced our customary insurance requirements. We have responded to the increases in insurance costs and coverage limitations by increasing our self-insured retentions. There can be no assurance that coverage will not be further restricted and may become even more costly or may not be available at rates that are acceptable to us.

There has been significant publicity about homes constructed with defective drywall. Since the discovery of defective drywall, we implemented procedures in every division to investigate homes for signs of the presence of defective drywall. As of December 31, 2011, we have identified 93 homes that have been confirmed as having defective drywall installed by our subcontractors. All of these homes are located in Florida. While we are continuing to investigate whether other homes are affected, the number of additional affected homes newly identified each quarter has declined significantly since 2009 to a nominal amount. As of December 31, 2011, we have completed the repair of 80 homes, are in the process of repairing nine homes, and are continuing to seek the authorization of the remaining homeowners to repair their homes. In consideration for performing these repairs, we received from the homeowner a full release of claims (excluding, in nearly all cases, personal injury claims) arising from the defective drywall. Since 2009, the Company has accrued approximately $13.0 million for the repair of these 93 homes. The remaining balance in this accrual was $1.2 million as of December 31, 2011, which is included in Other liabilities on the Company's Consolidated Balance Sheets. Based on our investigation to date and our evaluation of the defective drywall issue, we believe our existing accrual is sufficient to cover costs and claims associated with the repair of these homes. However, if and to the extent the scope of the defective drywall issue proves to be significantly greater than we currently anticipate, or in the event defective drywall is, through credible evidence, linked to significant adverse health effects of the occupants of the homes containing such defective drywall, or if it is determined that our accrual for costs of repair attributable to defective drywall together with recoveries from our insurance carrier and from other responsible parties and their insurance carriers are not sufficient to cover claims, losses or other issues related to defective drywall, then it is possible that we could incur additional costs or liabilities related to this issue that may have a material adverse effect on our results of operations, financial position and cash flows. See Notes 10 and 11 to our Consolidated Financial Statements and the risk factor captioned “Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor” for more information.

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

Information technology failures and data security breaches could harm our business.

We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources, including our website, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols). A significant and extended disruption in the functioning of these resources, including our website, could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.

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

Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business.  See "ITEM 1. BUSINESS – Land Acquisition and Development" and "ITEM 1. BUSINESS - Backlog."

Item 3.	LEGAL PROCEEDINGS

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and eight other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Notes 10 and 11 to our Consolidated Financial Statements). As a result of these agreements, the Initial Action has been resolved and dismissed, and five of the eight other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. The Company intends to vigorously defend against the claims of the remaining plaintiffs. Given the inherent uncertainties in this litigation, there can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 10 to our Consolidated Financial Statements for further information on this matter.

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

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 21, 2012, there were approximately 420 record holders of the Company’s common shares.  At that date, there were 22,101,723 common shares issued and 18,777,677 common shares outstanding.  The table below presents the high and low sales prices of the Company’s common shares during each of the quarters presented:

2011	HIGH	LOW

First quarter	$17.50	$12.58
Second quarter	15.12	11.03
Third quarter	13.06	5.88
Fourth quarter	10.45	5.08

2010

First quarter	$15.54	$9.74
Second quarter	17.98	9.60
Third quarter	11.49	8.86
Fourth quarter	16.30	10.05

The indentures governing our 2012 Senior Notes and our 2018 Senior Notes contain covenants that limit, among other things, our ability to pay dividends on common and preferred shares, or to repurchase any shares.  If our “restricted payments basket,” as defined in each of the indentures governing our 2012 Senior Notes and 2018 Senior Notes, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  During the second quarter of 2008, the Company ceased paying dividends due to a deficit in the restricted payments basket under the indenture governing our 2012 Senior Notes.  At December 31, 2011, our restricted payments basket was $(216.5) million under the indenture governing our 2012 Senior Notes, and $(9.2) million under the indenture governing our 2018 Senior Notes.  As a result of the deficit in the restricted payments baskets under the indenture governing the 2012 Senior Notes and the indenture governing the 2018 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any shares.  We will continue to be restricted from paying dividends or repurchasing shares until such time as (1) the restricted payments basket under the indenture governing our 2012 Senior Notes becomes positive or the 2012 Senior Notes are repaid in full, (2) the restricted payments basket under the indenture governing our 2018 Senior Notes becomes positive or our 2018 Senior Notes are repaid in full, and (3) our Board of Directors authorizes us to resume dividend payments or repurchase shares.

There were no cash dividends declared or paid to common shareholders in 2011 or 2010.

Performance Graph

The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2011, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

COMPARISON OF CUMULATIVE YEAR TOTAL RETURN
120
100
80
60
40
20
0
Index Value
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
MI Homes, Inc.
S&P 500
S&P 500 Homebuilding Index

	Period Ending
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
M/I Homes, Inc.	$100.00	$27.66	$27.85	$27.46	$40.64	$25.37
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
S&P 500 Homebuilding Index	100.00	41.11	25.11	29.71	31.52	31.53

Share Repurchases

During the quarter ended December 31, 2011, the Company did not repurchase any shares.  As discussed above, because our “restricted payments basket” under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes is less than zero, we are currently restricted from repurchasing any shares. The Company does not have any outstanding share repurchase plan or program.

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

(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Income Statement (Year Ended December 31):
Revenue	$566,424	$616,377	$569,949	$607,659	$1,016,460
Gross margin (b) (c)	$77,301	$92,431	$19,539	$(77,805)	$35,487
Net loss from continuing operations (b) (c) (d)	$(33,877)	$(26,269)	(62,109)	$(245,415)	$(92,480)
Discontinued operation, net of tax (a)	$—	$—	$—	$(33)	$(35,646)
Net loss (b) (c) (d)	$(33,877)	$(26,269)	$(62,109)	$(245,448)	$(128,126)
Preferred dividends	$—	$—	$—	$4,875	$7,313
Net loss to common shareholders (b) (c) (d)	$(33,877)	$(26,269)	$(62,109)	$(250,323)	$(135,439)
Loss per share to common shareholders:
Basic: (b) (c) (d)
Continuing operations	$(1.81)	$(1.42)	$(3.71)	$(17.86)	$(7.14)
Discontinued operation	$—	$—	$—	$—	$(2.55)
Total	$(1.81)	$(1.42)	$(3.71)	$(17.86)	$(9.69)
Diluted: (b) (c) (d)
Continuing operations	$(1.81)	$(1.42)	$(3.71)	$(17.86)	$(7.14)
Discontinued operation	$—	$—	$—	$—	$(2.55)
Total	$(1.81)	$(1.42)	$(3.71)	$(17.86)	$(9.69)
Weighted average shares outstanding:
Basic	18,698	18,523	16,730	14,016	13,977
Diluted	18,698	18,523	16,730	14,016	13,977
Dividends per common share	$—	$—	$—	$0.05	$0.10
Balance Sheet (December 31):
Inventory	$466,772	$450,936	$420,289	$516,029	$797,329
Total assets (d)	$664,485	$661,894	$663,828	$693,288	$1,117,645
Note payable banks – homebuilding operations	$—	$—	$—	$—	$115,000
Note payable bank – financial services operations	$52,606	$32,197	$24,142	$35,078	$40,400
Notes payable banks - other	$5,801	$5,853	$6,160	$16,300	$6,703
Senior Notes – net of discount	$239,016	$238,610	$199,424	$199,168	$198,912
Shareholders’ equity (b) (c) (d)	$273,350	$303,491	$326,763	$333,061	$581,345

(a)
In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market.  The results of operations for this market for all years presented have been reclassified as discontinued operation.

(b)
2011, 2010, 2009, 2008 and 2007 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, reducing gross margin by $22.0 million, $12.5 million, $55.4 million, $153.3 million and $148.4 million, respectively.  Those charges, along with the write-off of land deposits, intangibles and pre-acquisition costs, increased net loss from continuing operations by $14.2 million, $8.2 million, $35.4 million, $98.3 million and $96.9 million and loss per diluted share by $0.76, $0.44, $1.31, $7.00 and $6.71 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(c)
2010 and 2009 includes the impact of charges and settlements related to the repair of certain homes in Florida where certain of our subcontractors had purchased defective drywall that may be responsible for accelerated corrosion of certain metals in the home, which decreased net loss from continuing operations by $1.1 million, or $0.06 per share, in 2010, and increased net loss from continuing operations by $7.5 million, or $0.46 per share, in 2009.

(d)
2011, 2010, 2009 and 2008 net loss also reflects a $12.9 million, $10.8 million, $8.2 million and $108.9 million, respectively, valuation allowance for deferred tax assets, or $0.35, $0.58, $0.73 and $7.75 per share, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 80,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Homes and TriStone Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

Any forward-looking statement speaks only as of the date made. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statements or risk factors, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”), and other government-insured programs are recorded in the financial statements on the date of closing.

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

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and/or related servicing rights are sold to third party investors. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Inventory.  Land and development costs are typically allocated to individual lots on a pro-rata basis, and the costs of the lots are transferred to homes under construction when home construction begins. We use the specific identification method for the purpose of accumulating home construction costs. Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired. In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventory includes capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete a home in the future could differ from our estimates, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

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

As of December 31, 2011, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2011, we utilized discount rates ranging from 13% to 18% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

Investment in Unconsolidated Limited Liability Companies.  We invest in entities that acquire and develop land for distribution to us in connection with our homebuilding operations. In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities (“VIEs”) because, amongst other things, they have sufficient equity to finance their operations. We must use our judgment to determine if we have substantive control of these entities. If we were to determine that we have substantive control, we would be required to consolidate the entity. Factors considered in determining whether we have substantive control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement. In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the VIE. We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control of the VIE to be critical accounting policies due to the judgment required. These entities are accounted for under the equity method of accounting.

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of December 31, 2011, the Company used a discount rate of 18% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Guarantees and Indemnities.  Guarantee and indemnity liabilities are established by charging the applicable line item in our Consolidated Statements of Operations or our Consolidated Balance Sheets, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including guarantees of the completion of land development. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts.

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

Self-insurance. Self-insurance accruals are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2011, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, with maximum incurred losses not to exceed $425,000, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company recorded expenses totaling $3.1 million, $2.0 million and $15.5 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2011, 2010 and 2009.  For the year ended December 31, 2010, this included $0.6 million of charges related to defective drywall, as well as the $2.4 million settlement received in the third quarter of 2010 related to defective drywall. For the year ended December 31, 2009, this included $12.2 million of charges related to defective drywall. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 10 to our Consolidated Financial Statements for more information regarding expenses relating to defective drywall.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is "more likely than not" that we will not be able to utilize all of our deferred tax assets.  Therefore, as of December 31, 2011, the Company had a total valuation allowance of $140.8 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  Excluding the carryback of $0.6 million of certain 2011 expenses to 2001, we do not expect to record any additional tax benefits in 2012 as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Taxes—Tax Positions.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability.  Tax positions are recognized when it is "more likely than not" that the tax position would be sustained upon examination.  The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties for all uncertain tax positions are recorded within (Benefit) provision for income taxes in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics over the long-term.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas (1)

(1) In April 2011, we acquired the assets of a privately-held homebuilder based in San Antonio, Texas.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Highlights and Trends for the Year Ended December 31, 2011

Overview

Throughout 2011, we and the entire homebuilding industry continued to face challenging operating conditions. Uncertainty about the strength and future of the U.S. economy in general, and the homebuilding industry in particular, has created very cautious consumer sentiment throughout the potential homebuyer population. We believe that this consumer anxiety, coupled with tougher overall lending standards, kept many would-be homebuyers on the sidelines for most of 2011, and as a result, our 2011 new contracts did not increase as much as we and many others in our industry had hoped. As a result, we experienced lower new contracts and deliveries in the first half of 2011 when compared to the first half of 2010, the period in which the federal homebuyer tax credit was available and helping with sales volumes. In order to stimulate our new contracts in the second half of 2011, we lowered sales prices and/or offered increased incentives in some of our communities. These actions, while improving sales pace, resulted in lower gross margins, ultimately yielding higher impairment charges in 2011 compared to 2010. While homes delivered decreased 6% and the average sales price of those homes delivered decreased 2% for the year ended December 31, 2011, compared to the year ended December 31, 2010, we did experience an increase in new contracts of 3% for the year, with a 15% increase in the last six months of 2011, when compared to the last six months of 2010. We are encouraged that we are starting 2012 with increases in both our backlog units and total backlog sales value of 27% and 34%, respectively, when compared to a year ago. Our adjusted operating gross margin (see the table set forth below under "Key Financial Operating Results" which reconciles the non-GAAP financial measure of adjusted operating gross margin to its most directly comparable GAAP financial measure, gross margin) also improved sequentially in every quarter of 2011, from 16.7% in 2010 to 17.5% in 2011, as we experienced a positive shift in the mix of our home deliveries from our legacy communities to our new communities. In 2011, our new communities, on average, yielded 500 more basis points in gross margin than our legacy communities.

While there have been recent signs of stability in certain markets and some housing reports have become more optimistic the last quarter of 2011, it remains difficult to predict when and at what rate the negative conditions affecting the homebuilding industry will improve, or when the homebuilding industry will experience a sustained recovery, allowing for less choppiness and more predictability in quarter to quarter and annual financial and operating results. With these conditions in mind, we continued, and will continue, to focus on the following primary strategic business objectives:

•	maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	improving affordability through design changes and other cost reduction efforts;

•	strategically investing in new communities and/or markets; and

•	meaningful presence in our markets.

In particular, during the second quarter of 2011, we expanded our geographic footprint by completing our acquisition of the assets of a privately-held homebuilder based in San Antonio, Texas. We believe San Antonio is a dynamic, growing market. In addition, as mentioned above, we invested in new communities that are contributing to our effort to restore our profitability when and as housing markets improve. During 2011, we opened 46 new communities (defined by us as those having opened after January 1, 2009) and closed 34 communities. During 2011 and 2010, we purchased $72.3 million and $110.7 million, respectively, of land.

Looking ahead, we believe these actions have helped position us, both operationally and financially, to be able to generate higher future revenues and return to profitability as housing markets improve over time. Given the present operating environment and our outlook, however, we provide no assurance that the positive annual trends and/or sequential quarterly trends in our new contracts, homes delivered mix and adjusted operating gross margin results that we achieved during 2011 will continue in 2012.

Key Financial Operating Results

•
For the year ended December 31, 2011, total revenue decreased $50.0 million (8%), from $616.4 million in 2010 to $566.4 million in 2011. This decrease was attributable to a 6% decrease in homes delivered, from 2,434 in 2010 to 2,278 in 2011, as well as a decrease in the average sales price of homes delivered, from $247,000 in 2010 to $242,000 in 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit, along with lower sales in the first half of 2011 when compared to the first half of 2010. Revenue in our financial services segment increased from $14.2 million for the year ended December 31, 2010 to $14.4 million for the year ended December 31, 2011, despite a 9% decrease in the number of loans originated, from 1,928 in 2010 to 1,764 in 2011.

•
Loss before income taxes increased $6.5 million, from $27.4 million for the year ended December 31, 2010 to $33.9 million for the year ended December 31, 2011. The $6.5 million increase was primarily due to the following factors: (1) the decrease in revenue described above, net of improved gross margins; (2) a $9.8 million increase in impairment charges; (3) a $5.6 million increase in interest expense resulting from the re-financing of our 2012 Senior Notes with our 2018 Senior Notes in November of 2010; and (4) the lack of a settlement in 2011 comparable to the $2.4 million settlement we recognized and received during 2010 related to defective drywall. These factors were partially offset by $5.8 million lower selling, general and administrative expenses and the absence in 2011 of an $8.4 million loss on the early extinguishment of a portion of our 2012 Senior Notes that occurred in 2010.

•
During 2011, the Company incurred charges totaling $22.0 million related to the impairment of inventory and our investment in Unconsolidated LLCs and $1.0 million of abandoned land transaction costs, compared to $13.2 million of like charges in 2010. The $8.8 million increase in these charges was due to: (1) increased impairment charges in some of our legacy and close-out communities; (2) management's decision to decrease sales prices in various communities within our Midwest and Southern regions to help improve sales pace and remain competitive, as well as increased sales incentives offered; and (3) a change in management's development plans for certain legacy raw land. Our adjusted operating gross margin percentage for the year ended December 31, 2011 was 17.5% compared to 16.7% for the year ended December 31, 2010. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss to their respective most directly comparable GAAP financial measures, gross margin, and loss before income taxes. Selling expenses decreased $4.5 million, from $48.0 million for the year ended December 31, 2010 to $43.5 million for the year ended December 31, 2011, primarily due to (1) a $2.0 million reduction in variable selling expenses as a result of fewer closings; (2) a $1.1 million decrease in advertising expenses; and (3) a decrease of $0.8 million in expenses related to our model homes. General and administrative expenses decreased $1.3 million from 2010 to 2011, primarily due to (1) a decrease of $0.6 million in miscellaneous expenses; (2) a decrease of $0.5 million in payroll related expenses; (3) a $0.1 million decrease in land related expenses, including abandoned land transaction costs; and (4) a decrease of $0.1 million in professional fees. For the year ended December 31, 2011, we spent an additional $4.1 million on selling, general and administrative expenses related to our entry into our two Texas markets compared to 2010.

•
The Company had an adjusted pre-tax loss of $10.9 million for the year ended December 31, 2011, an increase of $3.2 million over the $7.7 million adjusted pre-tax loss in 2010. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss to their respective most directly comparable GAAP financial measures, gross margin, and loss before income taxes.

•
New contracts for the year ended December 31, 2011 were 2,381, a 3% increase from 2,316 new contracts during the year ended December 31, 2010. Our cancellation rate decreased from 20% for the year ended December 31, 2010 to 19% for the year ended December 31, 2011. Our homes in backlog increased 27%, from 532 units at December 31, 2010 to 676 units at December 31, 2011.

•	Our mortgage company's capture rate in 2011was 84%, which was the same as 2010's capture rate. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
As a result of our net loss during the year ended December 31, 2011, we generated deferred tax assets of $12.9 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax loss (each of which constitutes a non-GAAP financial measure) for the years ended December 31, 2011, 2010 and 2009 to the GAAP financial measures of gross margin and loss before income taxes, respectively:

	Year Ended December 31,
	2011	2010	2009
Gross margin	$77,301	$92,431	$19,539
Add:
Impairments	21,993	12,538	55,421
Defective drywall charges	—	(1,810)	12,150
Adjusted operating gross margin	$99,294	$103,159	$87,110
Loss before income taxes	$(33,902)	$(27,404)	$(92,989)
Add:
Impairments and abandonments	22,967	13,158	57,077
Defective drywall charges	—	(1,810)	12,150
Other loss (a)	—	8,378	941
Restructuring/other (b)	—	—	3,561
Adjusted pre-tax loss	$(10,935)	$(7,678)	$(19,260)

(a)	Other loss is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010 and the sale of the Company's airplane during the first quarter of 2009.

(b)	Restructuring/other is comprised of severance expense and bad debt expense.

Adjusted operating gross margin and adjusted pre-tax loss are non-GAAP financial measures. Management finds these measures to be useful in evaluating the Company's performance because they disclose the financial results generated from homes the Company actually delivered during the period, as the asset impairments and certain other write-offs relate, in part, to inventory that was not delivered during the period. They also assist the Company's management in making strategic decisions regarding the Company's future operations. The Company believes investors will also find these measures to be important and useful because they disclose financial  measures that can be compared to a prior period without regard to the variability of asset impairments and certain other write-offs and adjustments. In addition, to the extent that the Company's competitors provide similar information, disclosure of these measures helps readers of the Company's financial statements compare the Company's financial results to the results of its competitors with regard to the homes they deliver in the same period. Because these measures are not calculated in accordance with GAAP, they may not be completely comparable to similarly titled measures of the Company's competitors due to potential differences in methods of calculation and charges being excluded. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

The following table shows, by segment, revenue, operating (loss) income, depreciation and amortization expense and interest expense for the years ended December 31, 2011, 2010 and 2009, as well as the Company’s loss before income taxes for such periods:

	Years Ended
(Dollars in thousands)	2011	2010	2009
Revenue:
Midwest homebuilding	$228,191	$295,096	$258,910
Southern homebuilding	123,061	89,896	95,615
Mid-Atlantic homebuilding	200,706	217,148	201,366
Financial services	14,466	14,237	14,058
Total revenue	$566,424	$616,377	$569,949
Operating (loss) income:
Midwest homebuilding (a)	$(6,396)	$3,294	$(17,590)
Southern homebuilding (a)	(5,314)	(3,593)	(41,092)
Mid-Atlantic homebuilding (a)	7,039	7,004	(7,500)
Financial services	6,641	6,508	6,533
Less: Corporate selling, general and administrative expenses (b)	(20,867)	(22,824)	(23,932)
Total operating loss	$(18,897)	$(9,611)	$(83,581)
Interest expense:
Midwest homebuilding	$6,154	$3,689	$4,043
Southern homebuilding	2,798	1,520	1,690
Mid-Atlantic homebuilding	5,099	3,262	2,235
Financial services	954	944	499
Total interest expense	$15,005	$9,415	$8,467
Other loss (c)	—	(8,378)	(941)
Loss before income taxes	$(33,902)	$(27,404)	$(92,989)

	Years Ended
(Dollars in thousands)	2011	2010	2009
Depreciation and amortization:
Midwest homebuilding	$1,179	$1,036	$659
Southern homebuilding	601	498	728
Mid-Atlantic homebuilding	844	763	959
Financial services	282	390	395
Corporate	4,668	2,507	5,130
Total depreciation and amortization	$7,574	$5,194	$7,871

(a)
The years ended December 31, 2011, 2010 and 2009 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $23.0 million, $13.2 million and $57.1 million, respectively.  For 2011, 2010 and 2009, these charges reduced operating income by $13.9 million, $3.9 million and $20.4 million in the Midwest region, $6.8 million, $4.5 million and $24.1 million in the Southern region, and $2.3 million, $4.8 million and $12.6 million in the Mid-Atlantic region, respectively.

(b)	The year ended December 31, 2009 includes the impact of severance charges of $1.0 million.

(c)	Other loss is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010 and the sale of the Company's airplane during the first quarter of 2009.

The following tables shows, by segment, total assets and investment in Unconsolidated LLCs at December 31, 2011 and 2010:

	At December 31, 2011
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in Unconsolidated LLCs	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

	At December 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in Unconsolidated LLCs	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

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

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
(Dollars in thousands)
Revenue	$176,786	$141,624	$137,444	$110,570
Unit data:
New contracts	505	587	635	654
Homes delivered	667	582	590	439
Backlog at end of period	676	838	833	747

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(Dollars in thousands)
Revenue	$164,975	$135,609	$196,404	$119,389
Unit data:
New contracts	460	489	602	765
Homes delivered	650	515	790	479
Backlog at end of period	532	722	748	936

A home is included in “new contracts” when our standard sales contract is executed.  “Homes delivered” represents homes for which the closing of the sale has occurred.  “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Reportable Segments

The following table presents, by reportable segment, selected results of operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Midwest Region
Homes delivered	991	1,296	1,282
New contracts, net	1,042	1,215	1,334
Backlog at end of period	387	336	417
Average sales price of homes in backlog	$259	$247	$241
Aggregate sales value of homes in backlog	$100,096	$83,061	$100,623
Average sales price per home delivered	$230	$228	$202
Revenue homes	$228,191	$295,096	$258,818
Revenue third party land sales	$—	$—	$92
Operating (loss) income homes (a)	$(6,396)	$3,294	$(15,666)
Operating loss land (a)	$—	$—	$(1,924)
Number of new communities	14	19	14
Number of active communities	59	61	59
Southern Region
Homes delivered	571	429	428
New contracts, net	607	461	406
Backlog at end of period	164	87	55
Average sales price of homes in backlog	$241	$218	$220
Aggregate sales value of homes in backlog	$39,540	$19,006	$12,088
Average sales price per home delivered	$214	$209	$222
Revenue homes	$121,951	$89,053	$94,958
Revenue third party land sales	$1,110	$843	$657
Operating loss homes (a)	$(4,823)	$(3,014)	$(39,401)
Operating loss land (a)	$(492)	$(579)	$(1,691)
Number of new communities	19	5	2
Number of active communities	28	19	21
Mid-Atlantic Region
Homes delivered	716	709	699
New contracts, net	732	640	753
Backlog at end of period	125	109	178
Average sales price of homes in backlog	$328	$304	$359
Aggregate sales value of homes in backlog	$41,019	$33,179	$63,988
Average sales price per home delivered	$280	$306	$288
Revenue homes	$200,706	$216,583	$201,366
Revenue third party land sales	$—	$565	$—
Operating income (loss) homes (a)	$7,039	$7,068	$(5,858)
Operating loss land (a)	$—	$(64)	$(1,642)
Number of new communities	13	17	4
Number of active communities	35	30	21
Total Homebuilding Regions
Homes delivered	2,278	2,434	2,409
New contracts, net	2,381	2,316	2,493
Backlog at end of period	676	532	650
Average sales price of homes in backlog	$267	$254	$272
Aggregate sales value of homes in backlog	$180,655	$135,246	$176,698
Average sales price per home delivered	$242	$247	$231
Revenue homes	$550,848	$600,732	$555,142
Revenue third party land sales	$1,110	$1,408	$749
Operating (loss) income homes (a)	$(4,180)	$7,348	$(60,925)
Operating loss land (a)	$(492)	$(643)	$(5,257)
Number of new communities	46	41	20
Number of active communities	122	110	101

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Financial Services
Number of loans originated	1,764	1,928	2,031
Value of loans originated	$376,132	$416,498	$420,761
Revenue	$14,466	$14,237	$14,058
General and administrative expenses	$7,825	$7,729	$7,525
Interest expense	$954	$944	$499
Income before income taxes	$5,687	$5,564	$6,034

(a)	Amount includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for 2011, 2010 and 2009 as follows:

	December 31,
(Dollars in thousands)	2011	2010	2009
Midwest:
Homes	$13,898	$3,863	$18,339
Land	—	—	2,016
	13,898	3,863	20,355
Southern:
Homes	6,202	3,947	22,242
Land	590	587	1,883
	6,792	4,534	24,125
Mid-Atlantic:
Homes	2,277	4,673	10,955
Land	—	88	1,642
	2,277	4,761	12,597
Total
Homes	22,377	12,483	51,536
Land	590	675	5,541
	$22,967	$13,158	$57,077

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Midwest:	22.1%	24.2%	22.2%
Southern:	19.5%	13.3%	15.8%
Mid-Atlantic:	15.2%	15.0%	15.5%
Total	19.4%	19.8%	19.3%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Midwest Region.  For the year ended December 31, 2011, we had $228.2 million of homebuilding revenue in our Midwest region, a decrease of $66.9 million from the $295.1 million of homebuilding revenue we had in 2010. This decrease was primarily the result of a 24% decrease in homes delivered, from 1,296 in 2010 to 991 in 2011, which was partially offset by a slight increase in the average sales price of homes delivered, from $228,000 for the year ended December 31, 2010 to $230,000 for the year ended December 31, 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter eight months of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Our Midwest region had an operating loss of $6.4 million for the year ended December 31, 2011, compared to operating income of $3.3 million for the year ended December 31, 2010, primarily due to an increase in impairment charges as well as the decrease in revenue described above, partially offset by a decrease in selling, general and administrative expenses and higher adjusted operating gross margins. For the year ended December 31, 2011, there were $13.5 million of impairment charges in our Midwest region, compared to $3.7 million of impairment charges for the year ended December 31, 2010. As a result of the tough market conditions and corresponding decrease in new contracts during the first half of 2011, we lowered sales prices and/or offered increased sales incentives in some of our communities during the second half of 2011. These actions, which helped improve sales pace, resulted in lower gross margins, ultimately yielding higher impairment charges in 2011 when compared to 2010. In addition, a portion of the increase in impairment charges was due to management's changes in the ultimate development plans for some of our legacy raw land. Excluding these impairment charges, our adjusted operating gross margin percentage was 14.6% for 2011 and 13.0% for 2010. The increase in adjusted operating gross margin percentage was primarily the result of an increase in the percentage of homes delivered in our new communities, where we are experiencing gross margins that are 500 basis points higher, on average, than in our legacy communities. For the year ended December 31, 2011, 42% of the homes delivered in our Midwest region were in new communities, compared to 27% of our homes delivered during 2010. During 2011, we opened 14 new communities in our Midwest region compared to 19 new communities in 2010. Selling, general and administrative expenses decreased $5.4 million, from $31.5 million in 2010 to $26.1 million in 2011, due to a decrease in variable selling expenses, payroll related expenses, land related expenses, professional fees, advertising expenses, and expenses related to our model homes. New contracts in our Midwest region decreased 14% for the year ended December 31, 2011, from 1,215 in 2010 to 1,042 in 2011. Backlog at December 31, 2011 increased 15% from 336 homes at December 31, 2010 to 387 homes at December 31, 2011, with an average sales price in backlog of $259,000 at December 31, 2011 compared to $247,000 at December 31, 2010. Our monthly absorption rate for 2011 in the Midwest was 1.5 per community, compared to 1.6 per community in 2010. Our absorption rate decline, along with our other year over year comparisons, was negatively impacted in 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Southern Region. For the year ended December 31, 2011, homebuilding revenue in our Southern region increased $33.2 million (37%), from $89.9 million in 2010 to $123.1 million in 2011. This increase was primarily the result of a 33% increase in the number of homes delivered, from 429 for the year ended December 31, 2010 to 571 for the year ended December 31, 2011. The average sales price of homes delivered increased slightly from $209,000 in 2010 to $214,000 in 2011. The increase in homes delivered was largely the result of our entry into the San Antonio market during the second quarter of 2011 as well as our operations in our Houston market that commenced during the fourth quarter of 2010. Despite the increase in revenue, our operating loss in our Southern region increased $1.7 million, from $3.6 million for the year ended December 31, 2010 to $5.3 million for the year ended December 31, 2011, primarily due to an increase in impairment charges, as well as an increase in selling, general and administrative expenses, and the $2.4 million settlement we received during 2010 related to defective drywall. We had $6.7 million of impairment charges in 2011 in our Southern region, compared to $4.4 million in 2010. As a result of the tough market conditions, we lowered sales prices and/or offered increased sales incentives in some of our legacy and close-out communities in various markets within our Southern region. These actions resulted in lower gross margins, ultimately yielding the $2.3 million increase in impairment charges. In addition, a portion of the increase in impairment charges was due to changes in our ultimate development plans for some of our legacy raw land. Excluding these impairment charges, as well the $1.8 million settlement received related to defective drywall (net of $0.6 million of charges related to defective drywall) for the year ended December 31, 2010, our adjusted operating gross margin percentages were 15.9% and 15.6% for the years ended December 31, 2011 and 2010, respectively. During 2011, we opened 19 new communities (five of which were acquired in our acquisition of the assets of a privately-held San Antonio homebuilder) in our Southern region compared to five new communities in 2010. For the year ended December 31, 2011, 62% of the homes delivered in our Southern region were in new communities, compared to 25% of our homes delivered during the year ended December 31, 2010. Selling, general and administrative expenses increased $3.1 million, from $15.1 million for the year ended December 31, 2010 to $18.2 million for the year ended December 31, 2011. The increase is primarily due to $4.1 million of additional expenses during 2011 related to our entry into our two Texas markets when compared to 2010. Homes in backlog increased from 87 homes at December 31, 2010 to 164 homes at December 31, 2011, primarily due to the backlog acquired through our investment in the San Antonio market, as well as a 32% increase in new contracts from 461 in 2010 to 607 in 2011. The average sales price of homes in backlog also increased in our Southern region from $218,000 at December, 31, 2010 to $241,000 at December 31, 2011, and the overall sales value of our homes in backlog in our Southern region increased to $39.5 million at December 31, 2011 compared to $19.0 million at December 31, 2010. These increases were primarily due to a change in product mix being sold in our Southern region, as well as the inclusion of the backlog acquired through our acquisition of the assets mentioned above. In our Southern region, during the year ended December 31, 2011, our monthly absorption rate was 2.2 per community, compared to 1.8 per community during the year ended December 31, 2010.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region decreased $16.4 million (8%), from $217.1 million for the year ended December 31, 2010 to $200.7 million for the year ended December 31, 2011. This decrease was primarily due to an 8% decrease in the average sales price of homes delivered, from $306,000 in 2010 to $280,000 in 2011, which was partially offset by a slight increase in the number of homes delivered, from 709 homes in 2010 to 716 homes in 2011. The decrease in the average sales price of homes delivered was primarily due to a decline in homes delivered in our Washington D.C. market in 2011 when compared to 2010 which has a higher average selling price than our North Carolina markets. Despite the decrease in revenue from 2010, our operating income in our Mid-Atlantic region for the year ended December 31, 2011 was $7.0 million - the same as 2010. This was due to $2.7 million of lower impairment charges in 2011 than 2010 as well as $1.7 million lower selling, general and administrative expenses. The lower expense level was due primarily to lower variable selling expenses, community opening costs and lower architectural expenses for new product in 2011, offset in part by higher payroll related expenses, when compared to 2010. For the year ended December 31, 2011, there were $1.8 million of impairment charges in our Mid-Atlantic region, compared to $4.5 million of impairment charges for the year ended December 31, 2010. Excluding these impairment charges, our adjusted operating gross margin percentage for the year ended December 31, 2011 was 16.0%, compared to 16.8% for the year ended December 31, 2010. The decline in adjusted operating gross margin percentage was due to a change in product mix in 2011 from the homes delivered in 2010, which was partially offset by a greater percentage of our homes delivered coming from new communities where, on average, we experience higher gross margins. During the year ended December 31, 2011, we opened 13 new communities in our Mid-Atlantic region compared to 17 new communities opened in the region during the year ended December 31, 2010. Homes in backlog increased 15%, from 109 homes at December 31, 2010 to 125 homes at December

31, 2011, primarily due to a 14% increase in new contracts from 640 in 2010 to 732 in 2011. The average sales price of homes in backlog also increased, from $304,000 at December 31, 2010 to $328,000 at December 31, 2011, and the overall sales value of our homes in backlog in our Mid-Atlantic region increased from $33.2 million at December 31, 2010 to $41.0 million at December 31, 2011. In our Mid-Atlantic region, during the year ended December 31, 2011, our monthly absorption rate was 1.9 per community, compared to 2.3 per community in the year ended December 31, 2010. Our absorption rate, along with many of our other year-over-year comparisons, was negatively impacted in 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Financial Services. For the year ended December 31, 2011, revenue from our mortgage and title operations increased $0.2 million (1%), from $14.2 million during the year ended December 31, 2010 to $14.4 million for 2011, despite a 9% decrease in the number of loan originations. The primary reason for this was the increase in refinance business our financial services segment experienced in 2011 compared to 2010. Selling, general and administrative expenses increased $0.1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. We had an increase of $0.1 million in operating income for the year ended December 31, 2011 compared to the year ended December 31, 2010, which was attributable to higher margins on the loans sold in 2011 compared to 2010.

At December 31, 2011, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during 2011 that were financed were financed through M/I Financial, which was the same rate as in 2010. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses decreased $1.9 million (8%), from $22.8 million for the year ended December 31, 2010 to $20.9 million for the year ended December 31, 2011. The decrease was primarily due to a decrease of $1.3 million in payroll related expenses and a $0.4 million decrease in selling expenses.

Interest Expense - Net. Interest expense for the Company increased $5.6 million, from $9.4 million for the year ended December 31, 2010 to $15.0 million for the year ended December 31, 2011. This increase was primarily due to the increase in our weighted average borrowing rate from 8.75% for the year ended December 31, 2010 to 9.43% for the year ended December 31, 2011, along with the increase in our weighted average borrowings from $221.9 million in 2010 to $263.7 million in 2011, due primarily to the issuance of the 2018 Senior Notes in the fourth quarter of 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Midwest Region.  For the year ended December 31, 2010, Midwest homebuilding revenue increased $36.2 million (14%), from $258.9 million in 2009 to $295.1 million in 2010.  The increase was primarily due to a 13% increase in the average sales price of homes delivered, from $202,000 in 2009 to $228,000 in 2010, along with an increase in homes delivered from 1,282 in 2009 to 1,296 in 2010. Operating income was $3.3 million for the year ended December 31, 2010, a $20.9 million (119%) increase from an operating loss of $17.6 million in 2009, primarily due to the increase in revenue described above as well as lower homebuilding costs as a percentage of revenue. Excluding impairment charges of $3.7 million and $19.8 million in 2010 and 2009, respectively, our adjusted operating gross margins were 13.0% and 12.5% for those same periods in our Midwest region.  The 0.5% increase was the result of our Company-wide initiative to reduce hard costs, along with value engineering in our Midwest markets. In 2010 we opened 19 new communities in our Midwest region compared to 14 new communities in 2009. Overall, we experienced higher gross margins in our new communities. Excluding deposit write-offs and pre-acquisition costs of $0.2 million in 2010 and $0.6 million in 2009, selling, general and administrative expenses increased $1.7 million, from $29.6 million in 2009 to $31.3 million in 2010 due to an increase in payroll related expenses, professional fees and variable selling expenses related to our increased volume.  For the year ended December 31, 2010, our Midwest region new contracts decreased 9% compared to the year ended December 31, 2009.  Year-end backlog decreased 19% in units, from 417 at December 31, 2009 to 336 at December 31, 2010, and 17% in total sales value, from $100.6 million at December 31, 2009 to $83.1 million at December 31, 2010, with an average sales price in backlog of $247,000 at December 31, 2010 compared to $241,000 at December 31, 2009. Our 2010 monthly absorption rate in the Midwest was 1.6 per community, compared to 1.7 per community in 2009.

Southern Region. For the year ended December 31, 2010, Southern homebuilding revenue decreased by $5.7 million, from $95.6 million in 2009 to $89.9 million in 2010.  The 6% decrease in revenue was primarily due to the 6% decrease in the average sales price of homes delivered, from $222,000 in 2009 to $209,000 in 2010. Homes delivered increased from 428 in 2009 to 429 in 2010.  Operating loss decreased by $37.5 million, from $41.1 million in 2009 to $3.6 million in 2010, primarily due to reduced impairment charges and lower selling, general and administrative costs.  Excluding impairment charges of $4.4 million and $24.1 million in 2010 and 2009, respectively, the $1.8 million settlement the Company received in the third quarter of 2010 related to defective drywall (net of $0.6 million of charges related to defective drywall), and charges of $12.2 million related to defective drywall in 2009, our adjusted operating gross margins were 15.6% and 12.8% for those same periods in our Southern region.  In 2010, we opened five new communities in our Southern region compared to two new communities in 2009. Selling, general and administrative costs decreased $2.0 million, from $17.1 million in 2009 to $15.1 million in 2010, due to a decrease in land related expenses, model home expenses, and expenses related to our sales offices.  Our Southern region new contracts increased from 406 in 2009 to 461 in 2010.  We saw an increase in backlog units in our Southern region in 2010, from 55 at December 31, 2009 to 87 at December 31, 2010, along with an increase in the total sales value of homes in backlog, from $12.1 million at December 31, 2009 to $19.0 million at December 31, 2010. The average sales price of homes in backlog decreased from $220,000 at December 31, 2009 to $218,000 at December 31, 2010. During 2009, we recorded bad debt expense of $1.2 million on a note receivable related to a piece of land we sold in our Southern region in 2006. Our monthly absorption rates in 2010 and 2009 in our Southern region were 1.8 and 1.6 per community, respectively.

Mid-Atlantic Region. In our Mid-Atlantic region, homebuilding revenue increased $15.7 million, from $201.4 million for the year ended December 31, 2009 to $217.1 million for the year ended December 31, 2010.  This increase was primarily due to the increase in the average sales price of homes delivered, from $288,000 in 2009 to $306,000 in 2010, along with the increase in homes delivered from 699 in 2009 to 709 in 2010.  Operating income for 2010 was $7.0 million, a $14.5 million improvement compared to 2009's operating loss of $7.5 million. The $14.5 million improvement was primarily due to the increase in revenue and the average sales price of homes delivered discussed above, reduced impairment charges and higher gross margins.  Excluding impairment charges of $4.5 million and $11.5 million in 2010 and 2009, respectively, our adjusted operating gross margins were 16.8% and 14.1% for those same periods in our Mid-Atlantic region.  The 2.7% increase was due to the results of our Company-wide initiative to reduce hard costs, along with value-engineering in our Mid-Atlantic markets.  In 2010 we opened 17 new communities in our Mid-Atlantic region compared to four new communities in 2009. Overall, we experienced higher gross margins in our new communities. Excluding deposit write-offs and pre-acquisition costs of $0.3 million in 2010 and $1.1 million in 2009, selling, general and administrative expenses increased $1.3 million due to an increase in advertising expenses, research and development expenses, and expenses related to our sales offices.  New contracts decreased 15%, from 753 in 2009 to 640 in 2010.   Year-end backlog decreased 39% in units, from 178 at December 31, 2009 to 109 at December 31, 2010, and 48% in total sales value, from $64.0 million at December 31, 2009 to $33.2 million at December 31, 2010, with an average sales price in backlog decreasing from $359,000 at December 31, 2009 to $304,000 at December 31, 2010. Our 2010 monthly absorption rate in our Mid-Atlantic region was 2.3 per community, compared to 2.5 in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

During 2011 and 2010, we continued to focus on the reduction of operating expenses and carefully managing our use of cash to operate our business. We also made acquisitions of land assets that met our investment and marketing standards to replenish our land inventories and to facilitate future growth in the markets in which we operate. In April 2011, we acquired the assets of a privately-held homebuilder based in San Antonio, Texas, and we believe this expansion of our geographic footprint will help improve our overall operations. At December 31, 2011, we had $101.1 million of cash, cash equivalents and restricted cash, with $59.8 million of this amount comprised of unrestricted cash and cash equivalents.

At December 31, 2011 and 2010, our ratio of net debt to net capital was 42% and 34%, respectively. Our ratio of net debt to net capital is calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Our net (loss) income historically does not approximate cash flow from operating activities. The difference between net (loss) income and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase, causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease. As a result of the new land purchases and land development over the past couple of years, we have used cash in operations as we add new communities and purchase land for future use. We continue to operate in a challenging economic environment, and it will become even more difficult to generate positive cash flow from operations and our ability to maintain sufficient liquidity for our business operations may be affected by economic or business conditions beyond our control. However, we believe that our balance of unrestricted cash, available borrowing options, and other sources of liquidity will be sufficient to fund currently anticipated working capital, planned capital spending, and debt service requirements for at least the next twelve months, including the repayment of the $41.4 million outstanding balance of the Company's 6.875% Senior Notes due April 1, 2012 (the "2012 Senior Notes").

Operating Cash Flow Activities

During 2011, we used $34.0 million of cash in our operating activities, compared to $37.3 million in 2010. During 2011, as is typical in the homebuilding industry, our primary uses of cash in operating our business were for land purchases, land development expenditures, the costs of home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash was revenues from home deliveries, along with revenues from our financial services operations. With respect to changes in assets and liabilities, the primary use of cash from operations in 2011 was an increase in total inventory of $33.0 million. This compares with a $45.0 million increase in total inventory in 2010. We also had a $2.5 million decrease in other liabilities. Partially offsetting these decreases was an $11.5 million increase in our accounts payable, along with a $3.2 million decrease in cash held in escrow in 2011 compared to 2010.
The decrease in cash used in operating activities in 2011 compared to 2010 was driven by a $20.7 million increase in the net change of accounts payable, from a decrease of $9.2 million in 2010 to an increase of $11.5 million in 2011, along with a $12.0 million reduction in the net change in inventory from an increase of $45.0 million in 2010 to an increase of $33.0 million in 2011, and a $3.2 million decrease in cash held in escrow. Partially offsetting these decreases was a $32.8 million decrease in the net change in other assets, from a decrease in other assets of $34.4 million in 2010 to a decrease of $1.5 million in other assets in 2011, which was primarily the result of the $29.0 million income tax refund we received in 2010.
We spent $72.3 million on land purchases and $44.9 million on land development for total spending of $117.2 million, compared to $152.9 million of total spending on land purchases and land development during 2010. In the normal course of our business, in addition to our land purchases, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $7.2 million as of December 31, 2011 as consideration for the right to purchase land and lots in the future, including the right to purchase $145.8 million of land and lots during the years 2012 through 2019.
Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that in 2012, we will spend a greater amount on land purchases and land development than the $117.2 million that we spent in 2011. However, land transactions are subject to a number of contingencies and thus the timing of specific purchases is difficult to project. In addition, we will actively monitor market conditions and our ongoing pace of home deliveries, and we plan to adjust our land spending accordingly.
Investing Cash Flow Activities

For the year ended December 31, 2011, we used $9.3 million of cash in investing activities, compared to $22.4 million in 2010. This decrease in cash used was primarily due to the $19.6 million increase in restricted cash in 2010 compared to the $2.6 million increase in 2011. Restricted cash as of December 31, 2010 primarily consisted of $38.7 million of cash the Company had pledged as collateral in accordance with the Company's secured Letter of Credit Facilities. Restricted cash as of December 31, 2011 primarily consisted of $16.3 million of cash the Company had pledged as collateral in accordance with the Company's secured Letter of Credit Facilities and $25.0 million of cash pledged as security to the lenders under the Credit Facility, as was required during periods when we did not meet either the required minimum Interest Coverage Ratio or the minimum ACFO Ratio (as such terms are defined in the Credit Agreement). This interest coverage provision was amended as part of the Amendment to the Credit Facility entered into by the Company on January 31, 2012 (the “Amendment”). As a result of the Amendment, going forward, the Company will be able to maintain either (or a combination of) $25.0 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement) if the Interest Coverage Ratio and ACFO Ratio are both less than 1.50.

Financing Cash Flow Activities

For the year ended December 31, 2011, our financing activities generated $21.9 million of cash, compared to $30.9 million in 2010. The cash generated during 2010 was primarily the result of $197.2 million of net proceeds from the issuance of our 2018 Senior Notes, which was partially offset by funds used to repurchase $158.6 million of our 2012 Senior Notes in the tender offer and to pay the related transaction costs, including an early repurchase premium. We also incurred $4.0 million of fees and costs associated with issuing the 2018 Senior Notes in November 2010. In 2011, we had $20.4 million of proceeds from bank borrowings within our financial services operations, compared to $8.1 million in 2010, as well as $1.5 million of proceeds from stock options exercised.

The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other Company plans. We fund these operations with cash flows from operating activities, borrowings under our credit facilities, and, from time to time, issuances of new debt and/or equity securities, as management deems necessary. Our 2012 Senior Notes mature in April 2012 and at that time we will be required to repay the aggregate outstanding principal balance of $41.4 million. We expect to use available cash and/or borrowings from our Credit Facility to repay the 2012 Senior Notes at their maturity date.

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

Included in the table below is a summary of our available sources of cash as of December 31, 2011:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	6/9/2013	$—	$51,575
Notes payable – financial services (b)	3/31/2012	$52,606	$219
Senior Notes	4/1/2012	$41,443	$—
Senior Notes	11/15/2018	$200,000	$—

(a)
The available amount is computed in accordance with the borrowing base calculation under the Credit Facility and can be increased if we secure additional assets or invest additional amounts in the currently pledged assets. The Amendment provides that the Company may increase the amount of the Credit Facility from $140 million to up to $175 million in the aggregate, contingent on obtaining additional commitments from lenders, and that the Credit Facility expires on December 31, 2014. Under the Amendment, net borrowing availability at December 31, 2011, assuming the $25 million restricted cash had been released, would have been $26.6 million.

(b)
The available amount is in accordance with the borrowing base calculation under M/I Financial's $60 million mortgage warehousing agreement dated April 18, 2011, as amended (the “MIF Mortgage Warehousing Agreement”).  The maximum aggregate commitment amount of the MIF Mortgage Warehousing Agreement is $60 million. The amendment increased the borrowing availability under the MIF Mortgage Warehousing Agreement from $50 million to $60 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 31, 2012.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides revolving credit financing for the Company in the aggregate commitment amount of up to $140 million (with availability as determined by a borrowing base), including a $40 million sub-facility for letters of credit. The Credit Facility is governed by a Credit Agreement (the “Credit Agreement”) dated June 9, 2010, as amended. Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement. As of December 31, 2011, the Company had no outstanding borrowings, and $19.8 million of issued and outstanding letters of credit under the Credit Facility, and the Company had pledged $125.1 million in aggregate book value of inventory and $25 million of cash to secure any borrowings and letters of credit outstanding under the Credit Facility.

Among other things, the Amendment amends the Credit Facility in the following respects: (1) the maturity date was extended from June 9, 2013 to December 31, 2014; (2) the Company may increase the amount of the Credit Facility up to $175 million in aggregate, contingent on obtaining additional commitments from lenders (on January 31, 2012, total commitments of $140 million were accepted from the lenders); (3) the interest coverage covenant in the Credit Facility was amended to require the Company to maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement) if the Interest Coverage Ratio and ACFO Ratio (as each is defined in the Credit Agreement) are both less than 1.50 (previously, the Company was required to maintain $25 million of cash pledged to the lenders if both of the interest coverage ratios were less than 1.50); (4) the aggregate commitment of the Credit Facility will begin to decrease in increments of $20 million on a quarterly basis, beginning September 30, 2013, if the Interest Coverage Ratio and ACFO Ratio are both less than 1.50, provided that this provision does not apply if, at the time of determination, the aggregate commitments of the lenders are less than or equal to $80 million and the Company has maintained an ACFO Ratio of greater than 1.10 to 1.00 for the trailing two fiscal quarters; (5) a component was added to the Secured Borrowing Base to allow up to $25 million of availability based on mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days, based on 35% of the aggregate book value of such mortgaged real property; and (6) the maximum dollar amount of letters of credit that may be issued under the Credit Agreement was increased to $40 million from $25 million.

The Company's obligations under the Credit Facility are secured by certain of the personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio, Illinois and North Carolina.
Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security, plus 45% of the aggregate appraised value of mortgaged real property, plus up to $25 million of availability based on 35% of the aggregate book value of mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of December 31, 2011, there was $71.4 million of availability under the Credit Facility in accordance with the borrowing base calculation, and $19.8 million of letters of credit outstanding under the Credit Facility, leaving $51.6 million of remaining availability. Had the provisions under the Amendment been in place at December 31, 2011, we would have been allowed to release the $25 million that we had pledged to the lenders under the Credit Facility and if we had done so, our availability would have been $46.4 million, our remaining borrowing availability (net of the $19.8 million of letters of credit) would have been $26.6 million, and our unrestricted cash would have increased by $25 million. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.
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

•
Maintain one or more of the following: (i) a minimum Interest Coverage Ratio of 1.50 to 1.00; (ii) a minimum Adjusted Cash Flow Ratio of 1.50 to 1.00; or (iii) a combination of unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base of not less than $25 million in total. Each of the Company's ratios were less than the required minimum Interest Coverage Ratio and the minimum Adjusted Cash Flow Ratio for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, and therefore, we were required to maintain $25 million of cash pledged as security to the lenders in accordance with the terms of the Credit Agreement.

•
Not incur any secured indebtedness outside of the Credit Facility exceeding $40 million at any one time outstanding other than an aggregate amount not in excess of $50 million of issued and outstanding secured letters of credit.

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

As of December 31, 2011, the Company was in compliance with all financial covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$191.6	$268.0
Leverage Ratio	≤	1.50 to 1.00	1.16 to 1
Interest Coverage Ratio (a)	≥	1.50 to 1.00	1.05 to 1
Adjusted Cash Flow Ratio (a)	≥	1.50 to 1.00	(0.92) to 1
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$6.4
Adjusted Land Value	≤	$294.8	$177.0
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$53.6	$10.4
Unsold Housing Units and Model Homes	≤	874	688

(a)
The Company is required to meet one of these two interest coverage requirements or pledge cash of $25 million with the lenders. If the Amendment had been in effect as of December 31, 2011, the Company would have been required to meet one of these two interest coverage requirements or a combination of unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base of not less than $25 million in total.

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

The agreements governing four of the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $10.0 million to $14.0 million. The fifth agreement was amended in December 2011 to no longer allow for new issuance of letters of credit, while continuing to allow for the existing letters of credit to remain in place through the expiration of the facility. The combined letter of credit capacity for the five Letter of Credit Facilities is $46.7 million, of which $21.0 million was uncommitted at December 31, 2011 and could be withdrawn at any time. As of December 31, 2011, there was a total of $15.9 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $16.3 million of restricted cash, leaving $9.8 million of committed availability.
Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. M/I Financial entered into the MIF Mortgage Warehousing Agreement on April 18, 2011, which was amended on November 29, 2011. The MIF Mortgage Warehousing Agreement replaced M/I Financial's previous $45 million secured credit agreement dated April 26, 2010 (the “MIF Credit Agreement”). The MIF Mortgage Warehousing Agreement expires on March 31, 2012 and is used to finance eligible residential mortgage loans originated by M/I Financial. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for renewal annually by the participating lenders.  We expect to renew the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of March 31, 2012, but we cannot provide any assurance that we will be able to obtain such a renewal.

The MIF Mortgage Warehousing Agreement provides M/I Financial with maximum borrowing availability of $60 million. The November 29, 2011 amendment increased the availability from $50 million to $60 million and no other changes were made. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (i) the floating LIBOR rate plus 225 basis points and (ii) 4.0%.

The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for advance rates ranging from 97% to 98% against certain loan types that constitute eligible mortgage collateral, with limits on the aggregate amounts of such loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement, although

M/I Financial may, at its election, designate from time to time any one or more of its subsidiaries as guarantors.

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

As of December 31, 2011, there was $52.6 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all financial covenants. The following table summarizes the restrictive covenant thresholds under the MIF Mortgage Warehousing Agreement and M/I Financial's compliance with such covenants as of December 31, 2011:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.00	4.6 to 1.00
Liquidity	≥	$5.0	$14.4
Adjusted Net Income	>	$0	$2.4
Tangible Net Worth	≥	$10.0	$13.1

Mortgage Note Payable.  As of December 31, 2011 and 2010, the Company had a building mortgage note payable outstanding in the principal amount of $5.5 million and $5.9 million, respectively, with a fixed interest rate of 8.117% and maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2011 and 2010.

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

The Company must comply with certain covenants set forth in the indentures governing the 2012 Senior Notes and the 2018 Senior Notes. The covenants, as more fully described and defined in the indentures, limit the ability of the Company and the restricted subsidiaries to, among other things:

•
Incur additional Indebtedness except for Indebtedness permitted under the applicable indenture (which permitted Indebtedness includes indebtedness under the Credit Facility) unless, after giving effect to the issuance of such additional Indebtedness, either (i) the Consolidated Fixed Charge Coverage Ratio would be at least 2.00 to 1.00 or (ii) the ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth would be less than 3.00 to 1.00 (the “Ratio Limitations”).

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

•
Make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket,” as defined in the indentures. As of December 31, 2011, the restricted payments basket under the indenture governing the 2012 Senior Notes was $(216.5) million and the restricted payments basket under the indenture governing the 2018 Senior Notes was $(9.2) million. As a result of the deficit in the restricted payments basket under the indenture governing the 2012 Senior Notes and the indenture governing the 2018 Senior Notes, the Company is currently restricted from paying dividends on its common shares and its 9.75% Series A Preferred Shares, and from repurchasing any shares.

•	Create liens except for liens permitted under the applicable indenture (which permitted liens include liens under the Credit Facility).

•	Consolidate or merge with or into other companies.

•	Liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2012 Senior Notes and the indenture governing the 2018 Senior Notes. As of December 31, 2011, the Company was in compliance with all terms, conditions, and financial covenants under the indentures.

As of December 31, 2011, $41.4 million aggregate principal amount of the 2012 Senior Notes remained outstanding. The 2012 Senior Notes mature in April 2012. We may seek to repurchase the outstanding 2012 Senior Notes from time to time during the weeks remaining prior to maturity through open market repurchase transactions, privately negotiated transactions, redemption or otherwise. The timing and nature of any such transactions will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. To the extent we do not repurchase all of the remaining outstanding balance of the 2012 Senior Notes prior to maturity, we will be required to repay the then-outstanding aggregate amount of the 2012 Senior Notes in April 2012. We intend to repay the remaining balance of the 2012 Senior Notes in full, at or prior to maturity, using a combination of available cash and borrowing under the Credit Facility, if needed.
Weighted Average Borrowings. For the years ended December 31, 2011 and 2010, our weighted average borrowings outstanding were $263.7 million and $221.9 million, respectively, with a weighted average interest rate of 9.43% and 8.75%, respectively. The increase in borrowings was primarily the result of the issuance of the 2018 Senior Notes, partially offset by the tender offer for the 2012 Senior Notes, in the fourth quarter of 2010.

At December 31, 2011 we did not have any funded amounts outstanding under the Credit Facility, and there were $19.8 million of letters of credit issued and outstanding under the Credit Facility. During the year ended December 31, 2011, the average daily amount of letters of credit outstanding under the Credit Facility was $1.2 million and the maximum amount of letters of credit outstanding under the Credit Facility was $20.1 million.

At December 31, 2011, M/I Financial had $52.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During the year ended December 31, 2011, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement (from April 18, 2011 to December 31, 2011) and the MIF Credit Agreement (from January 1, 2011 to April 18, 2011), was $13.0 million and the maximum amount outstanding under the MIF Mortgage Warehousing Agreement (from April 18, 2011 through December 31, 2011) and the MIF Credit Agreement (from January 1, 2011 to April 18, 2011), was $52.6 million.

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

We did not pay any dividends on the Preferred Shares in 2011.  As a result of a current deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.

We will continue to be restricted from paying dividends until such time as (1) the restricted payments basket under the indenture governing our 2012 Senior Notes becomes positive or the 2012 Senior Notes are repaid in full, (2) the restricted payments basket under the indenture governing our 2018 Senior Notes becomes positive or our 2018 Senior Notes are repaid in full, and (3) our Board of Directors authorizes us to resume dividend payments.  See Note 15 to our Consolidated Financial Statements for more information concerning those restrictive covenants.

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

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary, as of December 31, 2011, of future amounts payable under the Company's contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 years
Note payable bank – financial services (a)	$52,606	$52,606	$—	$—	$—
Mortgage note payable (including interest)	7,433	795	1,590	1,590	3,458
Senior Notes (including interest)	363,618	60,118	34,500	34,500	234,500
Obligation for consolidated inventory not owned (b)	1,961	297	1,664	—	—
Operating leases	6,409	2,680	2,141	1,108	480
Purchase obligations (c)	89,060	89,060	—	—	—
Land option agreements (d)	—	—	—	—	—
Unrecognized tax benefits (e)	—	—	—	—	—
Total	$521,087	$205,556	$39,895	$37,198	$238,438

(a)
Borrowings under the MIF Mortgage Warehousing Agreement are at the greater of the floating LIBOR rate plus 225 basis points or 4.0%.  Borrowings outstanding at December 31, 2011 had a weighted average interest rate of 4.0%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest.

(b)
The Company is party to two land purchase agreements in which the Company has specific performance requirements. The future amounts payable related to these two land purchase agreements is the number of lots the Company is obligated to purchase at the lot price set forth in the agreement. The time period in which these payments will be made is the Company's best estimate at when these lots will be purchased.

(c)
As of December 31, 2011, the Company had obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 676 homes with an aggregate sales price of $180.7 million.  Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $89.1 million to be made in 2012 relating to those homes.

(d)
As of December 31, 2011, the Company had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $145.8 million.  Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable.  The Company has no specific performance obligations with respect to these agreements.

(e)
We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  As of December 31, 2011, we had $1.3 million of gross unrecognized tax benefits, including $0.5 million of related accrued interest and $0.2 million of related accrued penalties.  We are currently not under examination by any taxing jurisdiction.  The statute of limitations for our major tax jurisdictions remains open for examination of tax years 2007 through 2011.

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

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of December 31, 2011 to be the amount invested of $10.4 million.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of December 31, 2011 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $7.2 million, including prepaid acquisition costs of $1.0 million, and letters of credit of $3.8 million.

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

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2011, the Company had outstanding $63.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $21.3 million of performance bonds and $24.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.4 million of financial letters of credit; and (3) $6.6 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Warehousing Agreement, which permit borrowings of up to $200 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Interest Rate Lock Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

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

The table below shows the notional amounts of our financial instruments at December 31, 2011 and 2010:

	December 31,
Description of financial instrument (in thousands)	2011	2010
Best-effort contracts and related committed IRLCs	$1,088	$2,282
Uncommitted IRLCs	25,912	24,910
FMBSs related to uncommitted IRLCs	26,000	27,000
Best-effort contracts and related mortgage loans held for sale	14,058	42,690
FMBSs related to mortgage loans held for sale	42,000	2,000
Mortgage loans held for sale covered by FMBSs	42,227	1,917

The table below shows the measurement of assets and liabilities at December 31, 2011 and 2010:

	December 31,
Description of Financial Instrument (in thousands)	2011	2010
Mortgage loans held for sale	$57,275	$43,312
Forward sales of mortgage-backed securities	(470)	121
Interest rate lock commitments	356	(43)
Best-efforts contracts	(129)	340

Total	$57,032	$43,730

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
Description (in thousands)	2011	2010	2009
Mortgage loans held for sale	$3,065	$(1,220)	$(2,612)
Forward sales of mortgage-backed securities	(591)	(712)	1,937
Interest rate lock commitments	366	102	(783)
Best-efforts contracts	(436)	32	235
Total gain (loss) recognized	$2,404	$(1,798)	$(1,223)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2011:

	Weighted Average Interest Rate

		Expected Cash Flows by Period							Fair Value
(Dollars in thousands)		2012	2013	2014	2015	2016	Thereafter	Total	12/31/2011
ASSETS:
Mortgage loans held for sale:
Fixed rate	4.02%	$57,285	$—	$—	$—	$—	$—	$57,285	$55,414
Variable rate	2.88%	1,854	—	—	—	—	—	1,854	1,861

LIABILITIES:
Long-term debt — fixed rate	8.32%	$41,803	$391	$424	$459	$498	$203,389	$246,964	$225,001
Long-term debt — variable rate	4.00%	52,606	—	—	—	—	—	52,606	52,606

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 27, 2012

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share amounts)	2011	2010	2009
Revenue	$566,424	$616,377	$569,949
Costs, expenses and other loss:
Land and housing	467,130	511,408	494,989
Impairment of inventory and investment in Unconsolidated LLCs	21,993	12,538	55,421
General and administrative	52,664	53,958	59,170
Selling	43,534	48,084	43,950
Interest	15,005	9,415	8,467
Other loss	—	8,378	941
Total costs, expenses and other loss	600,326	643,781	662,938

Loss before income taxes	(33,902)	(27,404)	(92,989)

Benefit from income taxes	(25)	(1,135)	(30,880)

Net loss	$(33,877)	$(26,269)	$(62,109)

Loss per common share:
Basic	$(1.81)	$(1.42)	$(3.71)
Diluted	$(1.81)	$(1.42)	$(3.71)

Weighted average shares outstanding:
Basic	18,698	18,523	16,730
Diluted	18,698	18,523	16,730

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2011	2010

ASSETS:
Cash and cash equivalents	$59,793	$81,208
Restricted cash	41,334	41,923
Mortgage loans held for sale	57,275	43,312
Inventory	466,772	450,936
Property and equipment - net	14,358	16,554
Investment in Unconsolidated LLCs	10,357	10,589
Other assets	14,596	17,372
TOTAL ASSETS	$664,485	$661,894

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$41,256	$29,030
Customer deposits	4,181	3,017
Other liabilities	39,348	42,116
Community development district obligations	5,983	7,112
Obligation for consolidated inventory not owned	2,944	468
Note payable bank - financial services operations	52,606	32,197
Note payable - other	5,801	5,853
Senior notes	239,016	238,610
TOTAL LIABILITIES	391,135	358,403

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares at both December 31, 2011 and 2010	221	221
Additional paid-in capital	139,943	140,418
Retained earnings	103,701	137,578
Treasury shares - at cost - 3,365,366 and 3,577,388 shares, respectively, at December 31, 2011 and 2010	(66,840)	(71,051)
TOTAL SHAREHOLDERS' EQUITY	273,350	303,491

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$664,485	$661,894

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares		Common Shares		Additional Paid-In Capital			Total Shareholders' Equity
	Shares Outstanding		Shares Outstanding			Retained Earnings	Treasury Shares
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2008	4,000	$96,325	14,023,982	$176	$82,146	$225,956	$(71,542)	$333,061
Net loss	—	—	—	—	—	(62,109)	—	(62,109)
Common stock issuance	—	—	4,475,600	45	52,523	—	—	52,568
Excess tax benefit from stock-based payment arrangements	—	—	—	—	(101)	—	—	(101)
Stock options exercised	—	—	10,500	—	(139)	—	209	70
Share-based compensation expense	—	—	—	—	3,111	—	—	3,111
Deferral of executive and director compensation	—	—	—	—	163	—	—	163
Executive and director deferred compensation distributions	—	—	10,654	—	(211)	—	211	—
Balance at December 31, 2009	4,000	$96,325	18,520,736	$221	$137,492	$163,847	$(71,122)	$326,763
Net loss	—	—	—	—	—	(26,269)	—	(26,269)
Excess tax benefit from stock-based payment arrangements	—	—	—	—	(13)	—	—	(13)
Stock options exercised	—	—	1,600	—	(19)	—	31	12
Share-based compensation expense	—	—	—	—	2,811	—	—	2,811
Deferral of executive and director compensation	—	—	—	—	187	—	—	187
Executive and director deferred compensation distributions	—	—	1,999	—	(40)	—	40	—
Balance at December 31, 2010	4,000	$96,325	18,524,335	$221	$140,418	$137,578	$(71,051)	$303,491
Net loss	—	—	—	—	—	(33,877)	—	(33,877)
Excess tax deficiency from stock-based payment arrangements	—	—	—	—	233	—	—	233
Stock options exercised	—	—	190,090	—	(2,275)	—	3,775	1,500
Share-based compensation expense	—	—	—	—	1,866	—	—	1,866
Deferral of executive and director compensation	—	—	—	—	137	—	—	137
Executive and director deferred compensation distributions	—	—	21,932	—	(436)	—	436	—
Balance at December 31, 2011	4,000	$96,325	18,736,357	$221	$139,943	$103,701	$(66,840)	$273,350

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(33,877)	$(26,269)	$(62,109)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	21,938	13,158	49,346
Impairment of investment in Unconsolidated LLCs	1,029	—	7,731
Mortgage loan originations	(376,132)	(416,498)	(420,761)
Proceeds from the sale of mortgage loans	365,234	406,944	420,943
Fair value adjustment of mortgage loans held for sale	(3,065)	1,220	2,612
Net loss from property disposals	—	12	951
Bad debt expense	—	—	2,523
Depreciation	5,114	5,194	5,244
Amortization of intangibles, debt discount and debt issue costs	2,460	2,562	2,627
Loss on early extinguishment of debt, including transaction costs	—	8,378	—
Share-based compensation expense	1,866	2,811	3,111
Deferred income tax benefit	(12,950)	(10,797)	(8,220)
Deferred tax asset valuation allowance	12,950	10,797	8,220
Excess tax (benefit) deficiency from stock-based payment arrangements	(233)	13	101
Equity in undistributed (income) loss of Unconsolidated LLCs	—	(275)	14
Write-off of unamortized debt discount and financing costs	—	311	554
Change in assets and liabilities:
Cash held in escrow	3,155	(36)	3,511
Inventory	(33,014)	(44,996)	37,221
Other assets	1,524	34,351	9,287
Accounts payable	11,503	(9,232)	10,720
Customer deposits	1,118	(814)	325
Accrued compensation	(123)	(471)	(2,169)
Other liabilities	(2,458)	(13,665)	(3,301)
Net cash (used in) provided by operating activities	(33,961)	(37,302)	68,481

INVESTING ACTIVITIES:
Change in restricted cash	(2,566)	(19,585)	(19,155)
Purchase of property and equipment	(1,352)	(1,560)	(4,008)
Acquisition, net of cash acquired	(4,654)	—	—
Proceeds from the sale of property	—	—	7,878
Investment in Unconsolidated LLCs	(752)	(1,229)	(5,003)
Return of investment from Unconsolidated LLCs	—	13	809
Net cash used in investing activities	(9,324)	(22,361)	(19,479)

FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	—	(166,088)	—
Proceeds from issuance of senior notes	—	197,174	—
Proceeds from (repayments of) bank borrowings - net	20,409	8,055	(10,936)
Principal repayments of note payable-other and community development district bond obligations	(52)	(325)	(10,782)
Net proceeds from issuance of common stock	—	—	52,568
Debt issue costs	(220)	(7,874)	(2,318)
Payments on capital lease obligations	—	—	(91)
Proceeds from exercise of stock options	1,500	12	70
Excess tax deficiency (benefit) from stock-based payment arrangements	233	(13)	(101)
Net cash provided by financing activities	21,870	30,941	28,410
Net (decrease) increase in cash and cash equivalents	(21,415)	(28,722)	77,412
Cash and cash equivalents balance at beginning of period	81,208	109,930	32,518
Cash and cash equivalents balance at end of period	$59,793	$81,208	$109,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$12,756	$6,774	$5,541
Income taxes	$(372)	$302	$201

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,129)	$(1,074)	$(2,189)
Consolidated inventory not owned	$2,476	$(148)	$(4,933)
Contingent consideration related to acquisition	$329	$—	$—

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

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.  Cash equivalents also consists of cash relating to homes closed at year-end that were not yet funded to the Company as of December 31st due to timing.

Restricted Cash. Restricted cash consists of homebuilding cash the Company had designated as collateral at December 31, 2011 in accordance with the five secured Letter of Credit Facilities (collectively, the “Letter of Credit Facilities”) that the Company entered into in 2009 and 2010.  See Note 3 for further details surrounding restricted cash relating to the Letter of Credit Facilities.  Restricted Cash also consists of cash held in escrow, which represents cash that was deposited in an escrow account at the time of closing on homes to homebuyers which will be released to the Company when the related work is completed on each home, which generally occurs within six months of closing on the home.

Mortgage Loans Held for Sale.  Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors shortly after origination.  Refer to the Revenue Recognition policy described below for additional discussion.

Inventory.  Land and development costs are typically allocated to individual lots on a pro-rata basis, and the costs of the lots are transferred to homes under construction when home construction begins. We use the specific identification method for the purpose of accumulating home construction costs. Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land may be impaired.  In addition to the costs of direct land acquisition, land development and related costs (both incurred and estimated to be incurred) and home construction costs, inventory includes capitalized interest, real estate taxes, and certain indirect costs incurred during land development and home construction.  Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed below.  When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home.  As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home.  We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home.  We monitor the accuracy of such estimate by comparing actual costs incurred in subsequent months to the estimate.  Although actual costs to complete in the future could differ from the estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

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

Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest is as follows:

	Year Ended December 31,
	2011	2010	2009
Capitalized interest, beginning of year	$20,075	$23,670	$25,838
Interest capitalized to inventory	9,743	9,744	9,552
Capitalized interest charged to cost of sales	(10,949)	(13,339)	(11,720)
Capitalized interest, end of year	$18,869	$20,075	$23,670
Interest incurred	$24,748	$19,159	$18,019

Investment in Unconsolidated Limited Liability Companies.  We invest in entities that acquire and develop land for distribution to us in connection with our homebuilding operations. In our judgment, we have determined that these entities generally do not meet the criteria of variable interest entities (“VIEs”) because, amongst other things, they have sufficient equity to finance their operations. We must use our judgment to determine if we have substantive control of these entities. If we were to determine that we have substantive control, we would be required to consolidate the entity. Factors considered in determining whether we have substantive control include risk and reward sharing, experience and financial condition of the other partners, voting rights, involvement in day-to-day capital and operating decisions, and continuing involvement. In the event an entity does not have sufficient equity to finance its operations, we would be required to use judgment to determine if we were the primary beneficiary of the VIE. We consider our accounting policies with respect to determining whether we are the primary beneficiary or have substantive control to be critical accounting policies due to the judgment required. Based on the application of our accounting policies, these entities are accounted for by the equity method of accounting.

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of December 31, 2011, the Company used a discount rate of 18% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

Property and Equipment. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
	2011	2010
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	26,637	25,927
Transportation and construction equipment	268	405
Property and equipment	38,728	38,155
Accumulated depreciation	(24,370)	(21,601)
Property and equipment, net	$14,358	$16,554

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-20 years

Depreciation expense was $3.5 million, $4.0 million and $3.9 million in 2011, 2010 and 2009, respectively.

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

During the first quarter of 2009, the Company sold the Company airplane for $8.0 million.  The transaction was with an unrelated party.  The sale resulted in a loss of $0.9 million that is included in Other loss on the Company’s Consolidated Statements of Operations.

Other Assets.  Other assets includes certificates of deposit of $0.3 million at both December 31, 2011 and 2010, which have been pledged as collateral for mortgage loans sold to third parties and, therefore, are restricted from general use.  The certificates of deposit will be released when there is a 95% loan-to-value on the related loans and there have been no late payments by the mortgagor in the last twelve months.  Other assets also includes non-trade receivables, notes receivable, deposits and prepaid expenses.

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

Segment Information.  Our reportable business segments consist of Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding, and financial services.  Our homebuilding operations derive a majority of their revenue from constructing single-family homes in eleven markets in the United States.  Our operations in the eleven markets each individually represent an operating segment.  Due to similar economic characteristics within the homebuilding operations, the Company has aggregated the operating segments into three regions that represent the reportable homebuilding segments.  The financial services segment generates revenue by originating and selling mortgages, and by collecting fees for title and insurance services.

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under FHA or VA government-insured programs are recorded in the financial statements on the date of closing.

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

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and/or related servicing rights are sold to third party investors. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Warranty.  Warranty accruals are established by charging cost of sales and crediting a warranty accrual for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and outside labor required under the Company's warranty programs. Accruals are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty; and

•	30-year transferable structural warranty.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2011, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, with maximum incurred losses not to exceed $425,000, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $450,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company recorded expenses totaling $3.1 million, $2.0 million and $15.5 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2011, 2010 and 2009.  For the year ended December 31, 2010, this included $0.6 million of charges related to defective imported drywall, as well as the $2.4 million settlement received in the third quarter of 2010 related to defective imported drywall. For the year ended December 31, 2009, this included $12.2 million of charges related to defective imported drywall. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 10 to our Consolidated Financial Statements for more information regarding expenses relating to defective drywall.

Amortization of Debt Issuance Costs.  The costs incurred in connection with the issuance of debt are being amortized over the terms of the related debt.  Unamortized debt issue costs of $5.4 million and $7.1 million are included in Other assets on the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively.

Advertising and Research and Development.  The Company expenses advertising, and research and development costs as incurred.  The Company expensed $4.9 million, $6.1 million and $5.3 million in 2011, 2010 and 2009, respectively, for advertising expenses.  The Company expensed $2.5 million, $2.4 million and $1.8 million in 2011, 2010 and 2009, respectively, for research and development expenses.

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

Loss Per Share.  Basic loss per share for the twelve months ended December 31, 2011, 2010 and 2009 is computed based on the weighted average common shares outstanding during each period.  Diluted loss per share is computed based on the weighted average common shares outstanding, along with the stock options, equity units and stock units described in Note 2 (collectively, “stock equivalent awards”) deemed outstanding during the period, plus the weighted average common shares that would be outstanding assuming the conversion of stock equivalent awards, excluding the impact of such conversions if they are anti-dilutive or would decrease the reported diluted loss per share.  The number of anti-dilutive options that require exclusion from the computation of loss per share is summarized in the table below.  There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share.

	Year Ended December 31,
(In thousands, except per share amounts)	2011			2010			2009
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Net loss to common shareholders	(33,877)			(26,269)			(62,109)
Diluted loss to common shareholders	(33,877)	18,698	(1.81)	(26,269)	18,523	(1.42)	(62,109)	16,730	(3.71)
Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share
		2,170			2,070			1,723

Profit Sharing.  The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits members to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s Board of Directors and resulted in a $0.4 million expense for both the years ended December 31, 2011 and 2010, and a $0.3 million expense for the year ended December 31, 2009.

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

Reclassifications.  Certain amounts in the 2010 and 2009 Consolidated Statements of Cash Flows have been reclassified to conform to the 2011 presentation. The Company believes these reclassifications are immaterial to the Consolidated Financial Statements.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is "more likely than not" that we will not be able to utilize all of our deferred tax assets.  Therefore, as of December 31, 2011, the Company had a total valuation allowance of $140.8 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.  Excluding the carryback of $0.6 million of certain 2011 expenses to 2001, we do not expect to record any additional tax benefits in 2012 as the carryback has been exhausted.  Additionally, our determination with respect to recording a valuation allowance may be further impacted by, among other things:

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

Income Taxes—Tax Positions.  The Company evaluates tax positions that have been taken or are expected to be taken in tax returns, and records the associated tax benefit or liability. Tax positions are recognized when it is "more likely than not" that the tax position would be sustained upon examination. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties for all uncertain tax positions are recorded within Benefit from income taxes in the Consolidated Statements of Operations.

Impact of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04: Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and to provide information about valuation techniques and unobservable input and narrative description of the sensitivity of fair values for Level 3 assets. The effective date of this amendment is for fiscal periods beginning after December 15, 2011. We do not anticipate the adoption of this amendment to have a material impact on the Company's financial condition, results of operations or liquidity but it will change the Company's disclosures of fair value measurements.

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

Stock options are granted at the market price of the Company’s common shares at the close of business on the date of grant.  Options awarded generally vest 20% annually over five years and expire after ten years. Under the 1993 Plan, in the case of termination due to death or disability, or in the case of a change in control of the Company, all options will become immediately exercisable. Under the 2009 LTIP, in the case of termination due to death, disability or retirement, all options will become immediately exercisable.  Shares issued upon option exercise may consist of treasury shares, authorized but unissued common shares or common shares purchased by or on behalf of the Company in the open market.

Following is a summary of stock option activity for the year ended December 31, 2011, relating to the stock options awarded under the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2010	1,962,983	$23.31	6.56	$4,445
Granted	318,200	14.08
Exercised	(190,090)	7.89
Forfeited	(114,869)	15.57
Options outstanding at December 31, 2011	1,976,224	$23.76	5.99	$493
Options vested or expected to vest at December 31, 2011	1,945,011	$23.93	5.97	$480
Options exercisable at December 31, 2011	1,362,124	$28.51	5.06	$341

(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.1 million, less than $0.1 million and $0.1 million, respectively.

The fair value of our five-year service stock options granted during the years ended December 31, 2011, 2010 and 2009 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.39%	2.29%	1.99%
Expected volatility	48.00%	45.70%	44.66%
Expected term (in years)	5.5	5.5	6.0
Weighted average grant date fair value of options granted during the period	$6.58	$5.84	$3.54

The fair value of our two-year bonus stock options granted during the years ended December 31, 2010 and 2009, was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	—	2.29%	1.99%
Expected volatility	—	45.70%	45.70%
Expected term (in years)	—	4.5	5.0
Weighted average grant date fair value of options granted during the period	$—	$5.31	$3.30

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

Total compensation expense that has been charged against income relating to the 2009 LTIP and the 1993 Plan was $1.9 million, $2.8 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, there was a total of $3.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.0 years for the service awards.  There was $0.2 million of excess tax benefits from stock-based payment arrangements for the year ended December 31, 2011, and less than $0.1 million and $0.1 million of excess tax deficiency from stock-based payment arrangements for the years ended December 31, 2010 and 2009, respectively.

On May 5, 2009, the Company’s Board of Directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2011, there were 20,136 units outstanding under the Director Equity Plan with a value of $0.6 million.

In May 2011, the Company awarded 6,000 stock units under the 2009 LTIP.  One stock unit is the equivalent of one common share.  Stock units and the related dividends will be converted to common shares upon termination of service as a director.  These stock units vest immediately; therefore, compensation expense relating to the stock units issued in May 2011 was recognized entirely on the grant date.  The amount of expense per stock unit was equal to the $12.49 closing price of the Company’s common shares on the date of grant, resulting in expense totaling $0.1 million for the year ended December 31, 2011. In 2010, the Company awarded 6,000 stock units under the 2009 LTIP, resulting in expense totaling $0.1 million for the year ended December 31, 2010. In 2009, the Company awarded 6,000 stock units under the 2009 LTIP, resulting in expense totaling $0.1 million for the year ended December 31, 2009.

Deferred Compensation Plans

As of December 31, 2011, the Company also has an Amended and Restated Executives' Deferred Compensation Plan and an Amended and Restated Director Deferred Compensation Plan (together the “Plans”), which provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares.  Compensation expense deferred into the Plans totaled $0.1 million for the year ended December 31, 2011 and $0.2 million for both the years ended December 31, 2010 and 2009.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.3 million, $0.1 million and $0.4 million, respectively, during the years ended December 31, 2011, 2010 and 2009.  As of December 31, 2011, there were a total of 110,699 equity units with a value of $2.2 million, outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2011, based on the closing price of the underlying common shares, was approximately $1.1 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.1 million as of December 31, 2011.  Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

NOTE 3. Cash, Cash Equivalents and Restricted Cash

The table below is a summary of our cash, cash equivalents and restricted cash balances at December 31, 2011 and December 31, 2010:

	December 31,
(In thousands)	2011	2010

Homebuilding	$43,539	$71,874
Financial services	16,254	9,334
Unrestricted cash and cash equivalents	$59,793	$81,208
Restricted cash	41,334	41,923
Total cash, cash equivalents and restricted cash	$101,127	$123,131

Restricted cash consists of homebuilding cash the Company had designated as collateral at December 31, 2011 and December 31, 2010 in accordance with the four secured Letter of Credit Facilities that were entered into in July 2009 and the one secured Letter of Credit Facility that was entered into in June 2010 (collectively, as amended, the “Letter of Credit Facilities”). Restricted cash as of December 31, 2011 also consists of $25.0 million the Company was required to pledge as security to the lenders under the Company's $140 million secured revolving credit facility, dated June 9, 2010 (the "Credit Facility"). The security pledge was required in accordance with the terms of the credit agreement, dated June 9, 2010 (the "Credit Agreement"), as a result of the Company's ratios being less than both the required minimum Interest Coverage Ratio and the minimum Adjusted Cash Flow Ratio (as such terms are defined in the Credit Agreement) for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011. Restricted cash also includes cash held in escrow of less than $0.1 million and $3.1 million at December 31, 2011 and December 31, 2010, respectively.

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

Interest Rate Lock Commitments. IRLCs are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

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

The table below shows the notional amounts of our financial instruments at December 31, 2011 and 2010:

	December 31,
Description of financial instrument (in thousands)	2011	2010
Best effort contracts and related committed IRLCs	$1,088	$2,282
Uncommitted IRLCs	25,912	24,910
FMBSs related to uncommitted IRLCs	26,000	27,000
Best effort contracts and related mortgage loans held for sale	14,058	42,690
FMBSs related to mortgage loans held for sale	42,000	2,000
Mortgage loans held for sale covered by FMBSs	42,227	1,917

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2011 and 2010:

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$57,275	$—	$57,275	$—
Forward sales of mortgage-backed securities	(470)	—	(470)	—
Interest rate lock commitments	356	—	356	—
Best-efforts contracts	(129)	—	(129)	—

Total	$57,032	$—	$57,032	$—

	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Financial Instrument (in thousands)
Mortgage loans held for sale	$43,312	$—	$43,312	$—
Forward sales of mortgage-backed securities	121	—	121	—
Interest rate lock commitments	(43)	—	(43)	—
Best-efforts contracts	340	—	340	—
Total	$43,730	$—	$43,730	$—

The following table sets forth the amount of gain (loss) recognized, within our financial services revenue in the Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis:

	Year Ended December 31,
Description of financial instrument (in thousands)	2011	2010	2009
Mortgage loans held for sale	$3,065	$(1,220)	$(2,612)
Forward sales of mortgage-backed securities	(591)	(712)	1,937
Interest rate lock commitments	366	102	(783)
Best-efforts contracts	(436)	32	235
Total gain (loss) recognized	$2,404	$(1,798)	$(1,223)

The following tables set forth the fair value of the Company's derivative instruments and their location within the Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$470
Interest rate lock commitments	Other assets	356	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	129
Total fair value measurements		$356		$599

	Asset Derivatives		Liability Derivatives
	At December 31, 2010		At December 31, 2010
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$121	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	43
Best-efforts contracts	Other assets	340	Other liabilities	—
Total fair value measurements		$461		$43

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

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

The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of December 31, 2011, the Company used a discount rate of 18% in determining the fair value of investments in Unconsolidated LLCs.

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

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs. The fair values included in the tables below represent only those assets whose carrying value were adjusted to fair value during the respective years disclosed. The table below shows the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2011 and 2010:

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$43,659	$—	$—	$43,659	$20,964
Investments in Unconsolidated LLCs	970	—	—	970	1,029

Total fair value measurements	$44,629	$—	$—	$44,629	$21,993

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$16,793	$—	$—	$16,793	$12,506
Investments in Unconsolidated LLCs	$50	$—	$—	$50	$32

Total fair value measurements	$16,843	$—	$—	$16,843	$12,538

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2011 and 2010. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Assets:
Cash, cash equivalents and restricted cash	$101,127	$101,127	$123,131	$123,131
Mortgage loans held for sale	57,275	57,275	43,312	43,312
Split dollar life insurance policies	719	655	721	627
Notes receivable	851	753	919	771
Commitments to extend real estate loans	356	356	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	340	340
Forward sales of mortgage-backed securities	—	—	121	121
Liabilities:
Note payable - banks	52,606	52,606	32,197	32,197
Mortgage note payable	5,521	6,076	5,853	6,564
Senior Notes	239,016	218,925	238,610	243,263
Commitments to extend real estate loans	—	—	43	43
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	470	470	—	—
Forward sales of mortgage-backed securities	129	129	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	792	—	627

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2011 and 2010:

Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at December 31, 2011 and 2010. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding policies and note receivable.

Note Payable - Banks. The interest rate available to the Company fluctuates with the Alternate Base Rate or the Eurodollar Rate (for the Credit Facility) or LIBOR (for M/I Financial Corp.'s $50.0 million secured mortgage warehousing agreement, which was amended on November 29, 2011 to increase the capacity to $60.0 million (the “MIF Mortgage Warehousing Agreement”)), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Note Payable. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's estimated borrowing rate.

Letters of Credit. Letters of credit of $35.8 million and $39.2 million represent potential commitments at December 31, 2011 and 2010, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 5. Inventory

A summary of the Company's inventory as of December 31, 2011 and 2010 is as follows:

	December 31,
(In thousands)	2011	2010
Single-family lots, land and land development costs	$242,372	$262,960
Homes under construction	181,483	151,524
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2011 - $4,340; December 31, 2010 - $3,230)	27,662	23,255
Community development district infrastructure	5,983	7,112
Land purchase deposits	2,676	1,965
Consolidated inventory not owned	6,596	4,120
Total inventory	$466,772	$450,936

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Homes under construction includes homes that are in various stages of construction. As of December 31, 2011 and 2010, we had 573 homes (with a carrying value of $85.5 million) and 561 homes (with a carrying value of $74.4 million), respectively, included in homes under construction that were not subject to a sales contract.

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

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement. For the years ended December 31, 2011 and 2010, the Company wrote off $1.0 million and $0.6 million, respectively, in option deposits and pre-acquisition costs. Refer to Note 6 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 6. Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

A summary of the Company’s valuation adjustments and write-offs for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Impairment of operating communities:
Midwest	$5,493	$828	$10,262
Southern	2,608	621	6,702
Mid-Atlantic	1,833	3,121	7,708
Total impairment of operating communities (a)	$9,934	$4,570	$24,672
Impairment of future communities:
Midwest	$6,985	$2,837	$6,892
Southern	3,455	3,134	8,405
Mid-Atlantic	—	1,290	2,180
Total impairment of future communities (a)	$10,440	$7,261	$17,477
Impairment of land held for sale:
Midwest	$—	$—	$2,016
Southern	590	587	1,883
Mid-Atlantic	—	88	1,642
Total impairment of land held for sale (a)	$590	$675	$5,541
Option deposits and pre-acquisition costs write-offs:
Midwest	$441	$198	$569
Southern	89	160	20
Mid-Atlantic	444	262	1,067
Total option deposits and pre-acquisition costs write-offs (b)	$974	$620	$1,656
Impairment of investments in Unconsolidated LLCs:
Midwest	$979	$—	$616
Southern	50	32	7,115
Mid-Atlantic	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$1,029	$32	$7,731

Total impairments and write-offs of option deposits and pre-acquisition costs	$22,967	$13,158	$57,077

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Consolidated Statements of Operations.

Note 7. Transactions with Related Parties

The Company had receivables totaling $0.7 million at December 31, 2011 and 2010 due from executive officers, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer.  The receivables are recorded in Other assets on the Consolidated Balance Sheets.

NOTE 8. Investment in Unconsolidated Limited Liability Companies

At December 31, 2011, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities, among other factors, had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company.  These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity.  The Company’s maximum exposure related to its investment in these entities as of December 31, 2011 is the amount invested of $10.4 million.  Included in the Company’s investment in Unconsolidated LLCs at both December 31, 2011 and 2010 are $0.8 million, of capitalized interest and other costs.  The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.  The Company received distributions totaling less than $0.1 million and $1.2 million in developed lots at cost in 2011 and 2010, respectively. The Company did not receive any distributions of developed lots in 2009.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis. If the fair value of the investment (see Note 4) is less than the investment's carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

Summarized condensed combined financial information for the Unconsolidated LLCs that are included in the homebuilding segments as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is as follows:

Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2011	2010
Assets:
Single-family lots, land and land development costs	$36,631	$36,317
Other assets	199	2
Total assets	$36,830	$36,319
Liabilities and partners’ equity:
Liabilities:
Notes payable	$3,250	$3,250
Other liabilities	159	193
Total liabilities	3,409	3,443
Partners’ equity:
Company’s equity	10,357	10,589
Other equity	23,064	22,287
Total partners’ equity	33,421	32,876
Total liabilities and partners’ equity	$36,830	$36,319

Summarized Condensed Combined Statements of Operations:

	Years Ended December 31,
(In thousands)	2011	2010	2009
Revenue	$—	$634	$77
Costs and expenses	18	13	97
(Loss) income	$(18)	$621	$(20)

The Company’s total equity in the income (loss) relating to the above homebuilding Unconsolidated LLCs was approximately less than $0.1 million, $0.3 million and less than $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 9. Guarantees and Indemnifications

Warranty

The Company offers a limited warranty program in conjunction with a thirty-year transferable structural limited warranty on homes closed after September 30, 2007 in all markets except San Antonio, where we offer a 10-year transferable structural limited warranty. This warranty program covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. Prior to this warranty program, the Company provided up to a two-year limited warranty on materials and workmanship and a twenty-year (for homes closed between September 1, 1989 and April 24, 1998) and a thirty-year (for homes closed after April 24, 1998) transferable limited warranty against major structural defects. Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.

The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Consolidated Balance Sheets. A summary of warranty activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
(In thousands)	2011	2010	2009
Warranty accruals, beginning of year	$8,335	$8,657	$9,518
Warranty expense on homes delivered during the period	4,526	5,096	4,904
Changes in estimates for pre-existing warranties	1,891	1,118	346
Settlements made during the period	(5,727)	(6,536)	(6,111)
Warranty accruals, end of year	$9,025	$8,335	$8,657

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a wholly-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $53.0 million and $142.2 million were covered under the above guarantees as of December 31, 2011 and 2010, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2011, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements in 2011, but has received inquiries concerning underwriting matters from purchasers of its loans concerning certain loans under those agreements.  The total of these loans was approximately $4.6 million and $3.6 million at December 31, 2011 and 2010, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third-party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both December 31, 2011 and 2010, the total of all loans indemnified to third-party insurers relating to the above agreements was $1.4 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to the guarantees described above totaling $2.8 million and $2.0 million at December 31, 2011 and December 31, 2010, respectively, which is management's best estimate of the Company's liability.

At December 31, 2011, the Company had outstanding $41.4 million of 6.875% Senior Notes due 2012 (the “2012 Senior Notes”), which are fully and unconditionally guaranteed jointly and severally by all of the Company's wholly-owned subsidiaries. At December 31, 2011, the Company also had outstanding $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes"). The Company's obligations under both the 2018 Senior Notes and the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 10. Commitments and Contingencies

At December 31, 2011, the Company had outstanding approximately $63.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016. Included in this total are: (1) $21.3 million of performance and maintenance bonds and $24.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.4 million of financial letters of credit, of which $3.8 million represent deposits on land and lot purchase agreements; and (3) $6.6 million of financial bonds.

As of December 31, 2011, the Company has identified 93 homes that have been confirmed as having defective drywall installed by our subcontractors.  All of these homes are located in Florida.  While we are continuing to investigate whether other homes are affected, the number of additional affected homes newly identified each quarter has declined significantly since 2009 to a nominal amount. As of December 31, 2011, we have completed the repair of 80 homes, are in the process of repairing nine homes, and are continuing to seek the authorization of the remaining homeowners to repair their homes. In consideration for performing these repairs, we received from the homeowner a full release of claims (excluding, in nearly all cases, personal injury claims) arising from the defective drywall. Since 2009, the Company has accrued approximately $13.0 million for the repair of these 93 homes. The remaining balance in this accrual is $1.2 million, which is included in Other liabilities on the Company's Consolidated Balance Sheets. Based on our investigation to date and our evaluation of the defective drywall issue, we believe our existing accrual is sufficient to cover costs and claims associated with the repair of these homes. However, if we identify additional homes with defective drywall, we may increase the accrual for costs of repair attributable to defective drywall. During the third quarter of 2010, the Company received a $2.4 million settlement for claims attributed to the defective drywall. The Company has made demand for additional reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall. Please refer to Note 11 for further information on this matter.

At December 31, 2011, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $145.8 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 11. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and eight other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 10). As a result of these agreements, the Initial Action has been resolved and dismissed, and five of the eight other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. The Company intends to vigorously defend against the claims of the remaining plaintiffs. Given the inherent uncertainties in this litigation, as of December 31, 2011, no accrual has been recorded (other than the accrual for repairs described in Note 10) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. There can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 10 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At December 31, 2011 and December 31, 2010, we had $0.5 million and $1.2 million, respectively, reserved for legal expenses.

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

At December 31, 2011, the future minimum rental commitments totaled $6.4 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2012 - $2.7 million; 2013 - $1.4 million; 2014 - $0.7 million; 2015 - $0.6 million; 2016 - $0.5 million; and $0.5 million thereafter.  The Company’s total rental expense was $3.8 million, $5.6 million, and $6.5 million for 2011, 2010 and 2009, respectively.

Note 13. Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of December 31, 2011:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
7/15/2004	12/1/2022	6.00%	$3,711
7/15/2004	12/1/2036	6.25%	10,060
3/15/2007	5/1/2037	5.20%	6,640
Total CDD bond obligations issued and outstanding as of December 31, 2011			$20,411

The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded a $6.0 million liability related to these CDD bond obligations as of December 31, 2011, along with the related inventory infrastructure.

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

As of December 31, 2011 and 2010, the Company had recorded $2.9 million and $0.5 million, respectively, within Inventory on the Consolidated Balance Sheets, representing the fair value of land under contract.  The corresponding liability has been classified as Obligation for consolidated inventory not owned on the Consolidated Balance Sheets.

NOTE 15. Debt

Notes Payable - Homebuilding

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

The Company's obligations under the Credit Facility are secured by certain of the personal property of the Company and the Guarantors, including the equity interests in the Guarantors, and by certain real property in Ohio, Illinois and North Carolina. Availability under the Credit Facility is based on a Secured Borrowing base equal to 100% of cash, if any, pledged as security plus 45% of the aggregate appraised value of the mortgaged real property. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by the decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

At December 31, 2011, borrowing availability under the Credit Facility was $71.4 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $19.8 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $51.6 million. At December 31, 2011, the Company had pledged $125.1 million in aggregate book value of inventory and $25 million of cash to secure any borrowings and letters of credit outstanding under the Credit Facility. At December 31, 2011, the Company was in compliance with all financial covenants of the Credit Facility.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Facility.

The Company is also party to five secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the "Letter of Credit Facilities"). Four of the Letter of Credit Facilities have maturity dates ranging from June 1, 2012 to September 30, 2012, while the fifth Letter of Credit Facility has no expiration date and will remain in effect until the Company or the issuing bank gives notice of termination. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 100% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letter of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

As of December 31, 2011, there was a total of $15.9 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $16.3 million of restricted cash.

Notes Payable — Financial Services

On April 18, 2011, M/I Financial entered into a $50.0 million secured mortgage warehousing agreement, which was later amended on November 29, 2011 to increase the capacity to $60.0 million (the “MIF Mortgage Warehousing Agreement”). The MIF Mortgage Warehousing Agreement expires on March 31, 2012 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (i) the floating LIBOR rate plus 225 basis points and (ii) 4.0%. At December 31, 2011, M/I Financial had $52.6 million outstanding under the MIF Mortgage Warehousing Agreement, and was in compliance with all financial covenants of that agreement.

Note Payable - Other

As of December 31, 2011 and 2010, the Company had an outstanding mortgage note payable in the principal amount of $5.5 million and $5.9 million, respectively, which was secured by a mortgage on a building owned and substantially occupied by the Company, with a fixed interest rate of 8.117% and a maturity date of April 1, 2017.  The book value of the collateral securing this note was $10.9 million at both December 31, 2011 and 2010.

Senior Notes

As of December 31, 2011, we had $41.4 million of our 2012 Senior Notes and $200.0 million of our 2018 Senior Notes outstanding. The 2012 Senior Notes and the 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness. The 2012 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our wholly-owned subsidiaries. The parent company has no independent assets or operations, and any subsidiaries of the parent company, other than the subsidiary guarantors of the 2012 Senior Notes, are minor. The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries that, as of the date of issuance of the notes, were guarantors under the Credit Facility.

The indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes contain restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our "restricted payments basket," as defined in each of the indentures, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares.  At December 31, 2011, the restricted payments basket was $(216.5) million under the indenture governing our 2012 Senior Notes, and $(9.2) million under the indenture governing our 2018 Senior Notes. As a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any of our common or preferred shares. These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility.

Maturities over the next five years with respect to the Company’s debt as of December 31, 2011 are as follows:

Year Ending December 31,	Debt Maturities (In thousands)
2012	$94,049
2013	—
2014	—
2015	—
2016	—
Thereafter	205,521
Total	$299,570

Note 16. Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 non-cumulative preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 Preferred Shares in the aggregate (the “Preferred Shares”).  The aggregate liquidation value of the Preferred Shares is $100 million.  There were no dividends paid in 2011 or 2010.

As discussed above in Note 15, the indentures governing our 2012 Senior Notes and our 2018 Senior Notes contain provisions that restrict the payment of dividends to the amount of the “restricted payments basket,” as defined in each of the indentures.  At December 31, 2011, the restricted payments basket was $(216.5) million under the indenture governing our 2012 Senior Notes, and $(9.2) million under the indenture governing our 2018 Senior Notes. As a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any of our common or preferred shares. We will continue to be restricted from paying dividends or repurchasing shares until such time as (1) the restricted payments basket under the indenture governing our 2012 Senior Notes becomes positive or the 2012 Senior Notes are repaid in full, (2) the restricted payments basket under the indenture governing our 2018 Senior Notes becomes positive or our 2018 Senior Notes are repaid in full, and (3) our Board of Directors authorizes us to resume dividend payments or repurchase shares.

Note 17. Income Taxes

The benefit from income taxes consists of the following:

	Years Ended December 31,
(In thousands)	2011	2010	2009
Federal	$3	$(211)	$(27,647)
State and local	(28)	(924)	(3,233)
Total	$(25)	$(1,135)	$(30,880)

	Year Ended December 31,
(In thousands)	2011	2010	2009
Current	$(25)	$(1,135)	$(30,880)
Deferred	—	—	—
Total	$(25)	$(1,135)	$(30,880)

For the years ended December 31, 2011, 2010, and 2009, the Company’s effective tax rate was 0.07%, 4.1% and 33.2%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Federal taxes at statutory rate	$(11,866)	$(9,591)	$(32,546)
State and local taxes – net of federal tax benefit	(19)	(601)	(2,101)
Change in unrecognized tax benefit	(254)	(1,782)	(1,294)
Manufacturing credit	—	—	(1,300)
Change in valuation allowance	12,950	10,797	8,220
Change in state NOL deferred asset, with corresponding change in valuation allowance	(1,280)
Other	444	42	(1,859)
Total	$(25)	$(1,135)	$(30,880)

The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2007.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Balance at January 1, 2011	$1,601	$3,383	$4,677
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	39	99	139
Reductions for tax positions of prior years	(294)	(1,881)	(506)
Settlements	—	—	(927)
Balance at December 31, 2011	$1,346	$1,601	$3,383

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  The Company recognized $0.1 million in interest and penalties in 2011, 2010 and 2009.  The Company has an accrual of $0.7 million, $0.8 million and $1.3 million, respectively, for the payment of interest and the payment of penalties at December 31, 2011, 2010 and 2009.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months.  The possible decrease could result from the finalization of the Company's various state income tax audits.  State income tax audits are primarily concerned with apportionment-related issues. The estimated range of the reasonably possible decrease spans from a zero decrease to a decrease of less than $0.1 million related to lapse in statutes.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Warranty, insurance and other accruals	$12,418	$11,870
Inventory	29,795	31,717
State taxes	73	80
Net operating loss carryforward	99,979	84,333
Deferred charges	389	1,192
Total deferred tax assets	142,654	129,192
Deferred tax liabilities:
Depreciation	1,470	1,164
Prepaid expenses	359	153
Total deferred tax liabilities	1,829	1,317
Less valuation allowance	140,825	127,875
Net deferred tax asset	$—	$—

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  These assets were largely generated as a result of inventory impairments that the Company incurred in 2006 through 2011.  If, for some reason, the combination of future years' income (or loss), combined with the reversal of the timing differences, results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in a four-year cumulative pre-tax loss position. We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, in 2011 the Company has recorded an additional valuation allowance of $12.9 million, for a total valuation allowance recorded of $140.8 million, against its deferred tax assets. We do not expect to record any additional tax benefits in 2012 as our carryback under the current tax law has been exhausted. The accounting for deferred taxes is based upon an estimate of future results.

Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

At December 31, 2011, the Company had a $0.6 million income tax receivable relating to the cash refund to be realized upon the carryback of certain 2011 expenses to 2001.  Of the $1.0 million income tax receivable at December 31, 2010, the company received $0.7 million in 2011.

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $80.9 million and federal credit carryforwards of $3.6 million.  These federal carryforward benefits will begin to expire in 2029. The Company also had state net operating loss benefits of $15.4 million, with $8.4 million expiring between 2022 and 2027, and $7.0 million expiring between 2028 and 2033.

NOTE 18. Business Segments

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar economic characteristics over the long-term.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas (1)

(1) In April 2011, we acquired the assets of a privately-held homebuilder based in San Antonio, Texas.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating (loss) income, depreciation and amortization expense and interest expense for the years ended December 31, 2011, 2010 and 2009, as well as the Company’s loss before income taxes for such periods.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Revenue:
Midwest homebuilding	$228,191	$295,096	$258,910
Southern homebuilding	123,061	89,896	95,615
Mid-Atlantic homebuilding	200,706	217,148	201,366
Financial services	14,466	14,237	14,058
Total revenue	$566,424	$616,377	$569,949
Operating (loss) income:
Midwest homebuilding (a)	$(6,396)	$3,294	$(17,590)
Southern homebuilding (a)	(5,314)	(3,593)	(41,092)
Mid-Atlantic homebuilding (a)	7,039	7,004	(7,500)
Financial services	6,641	6,508	6,533
Less: Corporate selling, general and administrative expenses (b)	(20,867)	(22,824)	(23,932)
Total operating loss	$(18,897)	$(9,611)	$(83,581)
Interest expense:
Midwest homebuilding	$6,154	$3,689	$4,043
Southern homebuilding	2,798	1,520	1,690
Mid-Atlantic homebuilding	5,099	3,262	2,235
Financial services	954	944	499
Total interest expense	$15,005	$9,415	$8,467
Other loss (c)	—	(8,378)	(941)
Loss before income taxes	$(33,902)	$(27,404)	$(92,989)

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Depreciation and amortization:
Midwest homebuilding	$1,179	$1,036	$659
Southern homebuilding	601	498	728
Mid-Atlantic homebuilding	844	763	959
Financial services	282	390	395
Corporate	4,668	2,507	5,130
Total depreciation and amortization	$7,574	$5,194	$7,871

(a)
The years ended December 31, 2011, 2010 and 2009 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs of $23.0 million, $13.2 million and $57.1 million, respectively.  For 2011, 2010 and 2009, these charges reduced operating income by $13.9 million, $3.9 million and $20.4 million in the Midwest region, $6.8 million, $4.5 million and $24.1 million in the Southern region, and $2.3 million, $4.8 million and $12.6 million in the Mid-Atlantic region, respectively.

(b)	The year ended December 31, 2009 includes the impact of severance charges of $1.0 million.

(c)	Other loss is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010 and the sale of the Company's airplane during the first quarter of 2009.

The following tables shows, by segment, total assets and investment in Unconsolidated LLCs at December 31, 2011, and 2010:

	At December 31, 2011
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in Unconsolidated LLCs	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

	At December 31, 2010
				Corporate,
				Financial Services
(In thousands)	Midwest	Southern	Mid-Atlantic	and Unallocated	Total
Deposits on real estate under option or contract	$1,027	$85	$853	$—	$1,965
Inventory (a)	212,159	69,652	167,161	—	448,972
Investments in Unconsolidated LLCs	5,929	4,660	—	—	10,589
Other assets	5,187	1,719	4,283	189,179	200,368
Total assets	$224,302	$76,116	$172,297	$189,179	$661,894

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 19. Supplemental Guarantor Information

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

As of December 31, 2011, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

In the condensed financial tables presented below, the parent company presents all of its wholly-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
(In thousands)	M/I Homes, Inc.			Eliminations	Consolidated

Revenue	$—	$551,958	$14,466	$—	$566,424
Costs and expenses:
Land and housing	—	467,130	—	—	467,130
Impairment of inventory and investment in Unconsolidated LLCs	—	21,993	—	—	21,993
General and administrative	—	44,438	8,226	—	52,664
Selling	—	43,534	—	—	43,534
Interest	—	14,050	955	—	15,005
Total costs and expenses	—	591,145	9,181	—	600,326

(Loss) income before income taxes	—	(39,187)	5,285	—	(33,902)

(Benefit) provision for income taxes	—	(1,784)	1,759	—	(25)

Equity in subsidiaries	(33,877)	—	—	33,877	—

Net (loss) income	$(33,877)	$(37,403)	$3,526	$33,877	$(33,877)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
(In thousands)	M/I Homes, Inc.			Eliminations	Consolidated

Revenue	$—	$602,140	$14,237	$—	$616,377
Costs, expenses and other loss:
Land and housing	—	511,408	—	—	511,408
Impairment of inventory and investment in Unconsolidated LLCs	—	12,538	—	—	12,538
General and administrative	—	45,929	8,029	—	53,958
Selling	—	48,084	—	—	48,084
Interest	—	8,471	944	—	9,415
Other loss	8,378	—	—	—	8,378
Total costs, expenses and other loss	8,378	626,430	8,973	—	643,781

(Loss) income before income taxes	(8,378)	(24,290)	5,264	—	(27,404)

(Benefit) provision for income taxes	—	(3,291)	2,156	—	(1,135)

Equity in subsidiaries	(17,891)	—	—	17,891	—

Net loss	$(26,269)	$(20,999)	$3,108	$17,891	$(26,269)

	Year Ended December 31, 2009
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
(In thousands)	M/I Homes, Inc.			Eliminations	Consolidated

Revenue	$—	$555,891	$14,058	$—	$569,949
Costs, expenses and other loss:
Land and housing	—	494,989	—	—	494,989
Impairment of inventory and investment in Unconsolidated LLCs	—	55,421	—	—	55,421
General and administrative	—	51,312	7,858	—	59,170
Selling	—	43,950	—	—	43,950
Interest	—	7,968	499	—	8,467
Other loss	—	941	—	—	941
Total costs, expenses and other loss	—	654,581	8,357	—	662,938

(Loss) income before income taxes	—	(98,690)	5,701	—	(92,989)

(Benefit) provision for income taxes	—	(32,485)	1,605	—	(30,880)

Equity in subsidiaries	(62,109)	—	—	62,109	—

Net (loss) income	$(62,109)	$(66,205)	$4,096	$62,109	$(62,109)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
(In thousands)	M/I Homes, Inc.			Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$43,539	$16,254	$—	$59,793
Restricted cash	—	41,334	—	—	41,334
Mortgage loans held for sale	—	—	57,275	—	57,275
Inventory	—	466,772	—	—	466,772
Property and equipment - net	—	14,241	117	—	14,358
Investment in Unconsolidated LLCs	—	—	10,357	—	10,357
Investment in subsidiaries	381,709	—	—	(381,709)	—
Intercompany	125,272	(115,058)	(10,214)	—	—
Other assets	5,385	8,455	756	—	14,596
TOTAL ASSETS	$512,366	$459,283	$74,545	$(381,709)	$664,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$40,759	$497	$—	$41,256
Customer deposits	—	4,181	—	—	4,181
Other liabilities	—	33,589	5,759	—	39,348
Community development district obligations	—	5,983	—	—	5,983
Obligation for consolidated inventory not owned	—	2,944	—	—	2,944
Note payable bank - financial services operations	—	—	52,606	—	52,606
Note payable - other	—	5,801	—	—	5,801
Senior notes	239,016	—	—	—	239,016
TOTAL LIABILITIES	239,016	93,257	58,862	—	391,135

Shareholders' equity	273,350	366,026	15,683	(381,709)	273,350

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,366	$459,283	$74,545	$(381,709)	$664,485

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
(In thousands)	M/I Homes, Inc.			Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$71,874	$9,334	$—	$81,208
Restricted cash	—	41,923	—	—	41,923
Mortgage loans held for sale	—	—	43,312	—	43,312
Inventory	—	450,936	—	—	450,936
Property and equipment - net	—	16,340	214	—	16,554
Investment in Unconsolidated LLCs	—	—	10,589	—	10,589
Investment in subsidiaries	418,085	—	—	(418,085)	—
Intercompany	116,875	(102,884)	(13,991)	—	—
Other assets	7,141	7,625	2,606	—	17,372
TOTAL ASSETS	$542,101	$485,814	$52,064	$(418,085)	$661,894

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$28,631	$399	$—	$29,030
Customer deposits	—	3,017	—	—	3,017
Other liabilities	—	37,305	4,811	—	42,116
Community development district obligations	—	7,112	—	—	7,112
Obligation for consolidated inventory not owned	—	468	—	—	468
Note payable bank - financial services operations	—	—	32,197	—	32,197
Note payable - other	—	5,853	—	—	5,853
Senior notes	238,610	—	—	—	238,610
TOTAL LIABILITIES	238,610	82,386	37,407	—	358,403

Shareholders' equity	303,491	403,428	14,657	(418,085)	303,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$542,101	$485,814	$52,064	$(418,085)	$661,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
(In thousands)	M/I Homes, Inc.			Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$—	$(27,734)	$(6,227)	$—	$(33,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	(2,566)	—	—	(2,566)
Purchase of property and equipment	—	(1,314)	(38)	—	(1,352)
Acquisition, net of cash acquired	—	(4,654)	—	—	(4,654)
Proceeds from the sale of property	—	—	—	—	—
Distributions from Unconsolidated LLCs	—	—	(752)	—	(752)
Net cash used in investing activities	—	(8,534)	(790)	—	(9,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	20,409	—	20,409
Principal repayments of note payable-other and community development district bond obligations	—	(52)	—	—	(52)
Intercompany financing	(1,733)	8,135	(6,402)	—	—
Debt issue costs	—	(150)	(70)	—	(220)
Proceeds from exercise of stock options	1,500	—	—	—	1,500
Excess tax deficiency from stock-based payment arrangements	233	—	—	—	233
Net cash provided by financing activities	—	7,933	13,937	—	21,870

Net (decrease) increase in cash and cash equivalents	—	(28,335)	6,920	—	(21,415)
Cash and cash equivalents balance at beginning of period	—	71,874	9,334	—	81,208
Cash and cash equivalents balance at end of period	$—	$43,539	$16,254	$—	$59,793

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
(In thousands)	M/I Homes, Inc.			Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$—	$(33,806)	$(3,496)	$—	$(37,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	(19,585)	—	—	(19,585)
Purchase of property and equipment	—	(1,480)	(80)	—	(1,560)
Investments in and advances to Unconsolidated LLCs	—	—	(1,229)	—	(1,229)
Distributions from Unconsolidated LLCs	—	—	13	—	13
Net cash used in investing activities	—	(21,065)	(1,296)	—	(22,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	(166,088)	—	—	—	(166,088)
Proceeds from issuance of senior notes	197,174	—	—	—	197,174
Proceeds from bank borrowings - net	—	—	8,055	—	8,055
Principal repayments of note payable-other and community development district bond obligations	—	(325)	—	—	(325)
Intercompany financing	(23,517)	30,606	(7,089)	—	—
Debt issue costs	(7,568)	—	(306)	—	(7,874)
Proceeds from exercise of stock options	12	—	—	—	12
Excess tax benefit from stock-based payment arrangements	(13)	—	—	—	(13)
Net cash provided by financing activities	—	30,281	660	—	30,941

Net (decrease) increase in cash and cash equivalents	—	(24,590)	(4,132)	—	(28,722)
Cash and cash equivalents balance at beginning of period	—	96,464	13,466	—	109,930
Cash and cash equivalents balance at end of period	$—	$71,874	$9,334	$—	$81,208

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries
(In thousands)	M/I Homes, Inc.			Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$55,159	$13,322	$—	$68,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	(19,155)	—	—	(19,155)
Purchase of property and equipment	—	(3,975)	(33)	—	(4,008)
Proceeds from the sale of property	—	7,878	—	—	7,878
Investments in and advances to Unconsolidated LLCs	—	—	(5,003)	—	(5,003)
Distributions from Unconsolidated LLCs	—	—	809	—	809
Net cash used in investing activities	—	(15,252)	(4,227)	—	(19,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(10,936)	—	(10,936)
Principal repayments of note payable-other and community development district bond obligations	—	(10,782)	—	—	(10,782)
Intercompany financing	(50,415)	53,525	(3,110)	—	—
Net proceeds from issuance of common stock	52,568	—	—	—	52,568
Debt issue costs	(2,122)	—	(196)	—	(2,318)
Payments on capital lease obligations	—	(91)	—	—	(91)
Proceeds from exercise of stock options	70	—	—	—	70
Excess tax benefit from stock-based payment arrangements	(101)	—	—	—	(101)
Net cash provided by (used in) financing activities	—	42,652	(14,242)	—	28,410

Net increase (decrease) in cash and cash equivalents	—	82,559	(5,147)	—	77,412
Cash and cash equivalents balance at beginning of period	—	13,905	18,613	—	32,518
Cash and cash equivalents balance at end of period	$—	$96,464	$13,466	$—	$109,930

Note 20. Supplementary Financial Data

The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31, 2011 (Unaudited)	September 30, 2011 (Unaudited)	June 30, 2011 (Unaudited)	March 31, 2011 (Unaudited)

(In thousands, except per share amounts)
Revenue	$176,786	$141,624	$137,444	$110,570
Gross margin (a)	$28,562	$23,658	$17,956	$7,125
Net loss (b)	$(2,976)	$(4,718)	$(9,144)	$(17,039)
Loss per common share:
Basic (b)	$(0.16)	$(0.25)	$(0.49)	$(0.92)
Diluted (b)	$(0.16)	$(0.25)	$(0.49)	$(0.92)
Weighted average common shares outstanding:
Basic	18,736	18,728	18,711	18,615
Diluted	18,736	18,728	18,711	18,615

	December 31, 2010 (Unaudited)	September 30, 2010 (Unaudited)	June 30, 2010 (Unaudited)	March 31, 2010 (Unaudited)

(In thousands, except per share amounts)
Revenue	$164,975	$135,609	$196,404	$119,389
Gross margin (a)	$25,265	$25,154	$25,047	$16,965
Net loss (b)	$(11,057)	$(2,070)	$(4,807)	$(8,335)
Loss per common share:
Basic (b)	$(0.60)	$(0.11)	$(0.26)	$(0.45)
Diluted (b)	$(0.60)	$(0.11)	$(0.26)	$(0.45)
Weighted average common shares outstanding:
Basic	18,523	18,523	18,523	18,521
Diluted	18,523	18,523	18,523	18,521

(a)
First, second, third and fourth quarters of 2011 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, which reduced gross margin by $10.9 million, $5.4 million, $1.7 million and $4.0 million, respectively.  These same charges reduced gross margin in the first, second, third and fourth quarters of 2010 by $3.1 million, $6.3 million, $1.8 million and $1.3 million, respectively.

(b)
First, second, third and fourth quarters of 2011 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs.  These charges increased net loss by $6.9 million, $3.4 million, $1.1 million and $2.8 million, respectively, and increased loss per common share for those same periods by $0.37, $0.18, $0.06 and $0.15.  First, second, third and fourth quarters of 2010 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, the write-off of land deposits and pre-acquisition costs, and charges related to the repair of certain homes in Florida where certain of our subcontractors had purchased defective drywall that may be responsible for accelerated corrosion of certain metals in the home.  These charges increased net loss by $2.4 million, $4.0 million, $(0.3) million and $1.0 million, respectively, and increased loss per common share for those same periods by $0.13, $0.22, $(0.02) and $0.05.

Note 21. Subsequent Events

On January 31, 2012, the Company entered into an Amendment (the "Amendment") to the Credit Facility. Among other things, the Amendment amends the Credit Facility in the following respects: (1) extends the maturity date from June 9, 2013 to December 31, 2014; (2) permits the Company to increase the amount of the Credit Facility from $140 million to up to $175 million in the aggregate, contingent on obtaining additional commitments from lenders; (3) changes the interest coverage covenant in the Credit Facility to require the Company to maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement) if the Interest Coverage Ratio and ACFO Ratio (as each is defined in the Credit Agreement) are both less than 1.50; (4) provides that the aggregate commitment of the Credit Facility will begin to decrease in increments of $20 million on a quarterly basis, beginning September 30, 2013, if the Interest Coverage Ratio and ACFO Ratio are both less than 1.50, provided that this provision does not apply if, at the time of determination, the aggregate commitments of the lenders are less than or equal to $80 million and the Company has maintained an ACFO Ratio of greater than 1.10 to 1.00 for the trailing two fiscal quarters; and (5) increases the maximum dollar amount of letters of credit that may be issued under the Credit Agreement from $25 million to $40 million.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 92 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 27, 2012

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	54
Consolidated Balance Sheets as of December 31, 2011 and 2010	55
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010
and 2009	56
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	57
Notes to Consolidated Financial Statements	58

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

10.4
Credit Agreement, dated as of June 9, 2010, by and among M/I Homes, Inc., as borrower, the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, N.A. and The Huntington National Bank, as co-syndication agents, and Fifth Third Bank and US Bank National Association, as co-documentation agents, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.5
Amendment to Credit Agreement dated January 31, 2012, by and among M/I Homes, Inc., as borrower, the lenders party thereto, and PNC Bank, National Association, as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 2, 2012.

10.6
Credit Agreement by and among M/I Financial Corp., as borrower, the lenders party thereto and The Huntington National Bank, as administrative agent, dated as of April 27, 2010, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.7
Mortgage Warehousing Agreement dated April 18, 2011 by and among M/I Financial Corp., the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2011).

10.8
Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.

10.9
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

10.13
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

10.17*
M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 22, 1999, incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12434).

10.18*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated August 11, 1999, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12434).

10.19*
Second Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated February 13, 2001, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12434).

10.20*
Third Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 27, 2006, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.21*
Fourth Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.22*
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

10.27*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2008.

10.28*
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

10.30*	M/I Homes, Inc. 2009 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2009.

10.31*	M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 11, 2009.

10.32*	First Amendment to M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 11, 2009.

10.33*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.34*
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

(c) Financial statement schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2012.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2012.

NAME AND TITLE	NAME AND TITLE

JOSEPH A. ALUTTO*	/s/Robert H. Schottenstein
Joseph A. Alutto	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
FRIEDRICH K. M. BÖHM*	(Principal Executive Officer)
Friedrich K. M. Böhm
Director	/s/Phillip G. Creek
Phillip G. Creek
THOMAS D. IGOE*	Executive Vice President,
Thomas D. Igoe	Chief Financial Officer and Director
Director	(Principal Financial Officer)

J. THOMAS MASON*	/s/Ann Marie W. Hunker
J. Thomas Mason	Ann Marie W. Hunker
Executive Vice President, Chief Legal	Vice President, Corporate Controller
Officer, Secretary and Director	(Principal Accounting Officer)

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