Form 10-Q
period 2012-03-31
M I HOMES INC
filed 2012-04-27
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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
Common shares, par value $.01 per share: 18,815,648 shares outstanding as of April 24, 2012.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash and cash equivalents	$66,978	$59,793
Restricted cash	13,733	41,334
Mortgage loans held for sale	45,345	57,275
Inventory	490,058	466,772
Property and equipment - net	13,531	14,358
Investment in Unconsolidated LLCs	10,716	10,357
Other assets	17,372	14,596
TOTAL ASSETS	$657,733	$664,485

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$41,068	$41,256
Customer deposits	8,334	4,181
Other liabilities	42,540	39,348
Community development district obligations	5,610	5,983
Obligation for consolidated inventory not owned	2,587	2,944
Note payable bank - financial services operations	41,580	52,606
Note payable - other	5,881	5,801
Senior notes	239,118	239,016
TOTAL LIABILITIES	386,718	391,135

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares at both March 31, 2012 and December 31, 2011	221	221
Additional paid-in capital	139,475	139,943
Retained earnings	100,515	103,701
Treasury shares - at cost - 3,298,982 and 3,365,366 shares, respectively, at March 31, 2012 and December 31, 2011	(65,521)	(66,840)
TOTAL SHAREHOLDERS' EQUITY	271,015	273,350
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$657,733	$664,485

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)

Revenue	$131,125	$110,570
Costs and expenses:
Land and housing	107,330	92,574
Impairment of inventory and investment in Unconsolidated LLCs	95	10,871
General and administrative	12,457	11,402
Selling	11,011	8,654
Interest	4,606	4,035
Total costs and expenses	135,499	127,536

Loss before income taxes	(4,374)	(16,966)

(Benefit) provision for income taxes	(1,188)	73

Net loss	$(3,186)	$(17,039)

Loss per common share:
Basic	$(0.17)	$(0.92)
Diluted	$(0.17)	$(0.92)

Weighted average shares outstanding:
Basic	18,772	18,615
Diluted	18,772	18,615

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2012
	(Unaudited)
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2011	4,000	$96,325	18,736,357	$221	$139,943	$103,701	$(66,840)	$273,350
Net loss	—	—	—	—	—	(3,186)	—	(3,186)
Stock options exercised	—	—	46,762	—	(562)	—	929	367
Stock-based compensation expense	—	—	—	—	434	—	—	434
Deferral of executive and director compensation	—	—	—	—	50	—	—	50
Executive and director deferred compensation distributions	—	—	19,622	—	(390)	—	390	—
Balance at March 31, 2012	4,000	$96,325	18,802,741	$221	$139,475	$100,515	$(65,521)	$271,015

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
(Dollars in thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(3,186)	$(17,039)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	126	11,129
Mortgage loan originations	(97,255)	(71,034)
Proceeds from the sale of mortgage loans	108,587	83,195
Fair value adjustment of mortgage loans held for sale	598	(2,031)
Net loss from property disposals	2	35
Depreciation	1,355	1,252
Amortization of intangibles, debt discount and debt issue costs	587	649
Stock-based compensation expense	434	483
Deferred income tax benefit	(1,140)	(6,558)
Deferred tax asset valuation allowance	1,140	6,558
Excess tax benefit from stock-based payment arrangements	—	(369)
Equity in undistributed loss of Unconsolidated LLCs	—	10
Change in assets and liabilities:
Cash held in escrow	(139)	(6,314)
Inventory	(24,625)	(4,226)
Other assets	(1,366)	1,495
Accounts payable	(188)	3,212
Customer deposits	4,153	1,059
Accrued compensation	(1,500)	(2,273)
Other liabilities	4,742	3,394
Net cash (used in) provided by operating activities	(7,675)	2,627

INVESTING ACTIVITIES:
Change in restricted cash	27,740	1,569
Purchase of property and equipment	(47)	(332)
Investment in Unconsolidated LLCs	(361)	(243)
Net cash provided by investing activities	27,332	994

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	(11,026)	(6,173)
Proceeds from (principal repayments of) note payable-other and community development district bond obligations	80	(80)
Debt issue costs	(1,893)	—
Proceeds from exercise of stock options	367	1,416
Excess tax deficiency from stock-based payment arrangements	—	369
Net cash used in financing activities	(12,472)	(4,468)
Net increase (decrease) in cash and cash equivalents	7,185	(847)
Cash and cash equivalents balance at beginning of period	59,793	81,208
Cash and cash equivalents balance at end of period	$66,978	$80,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(981)	$(1,573)
Income taxes	$80	$102

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(373)	$(252)
Consolidated inventory not owned	$(357)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“Unconsolidated LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers' compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2011 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Reclassifications

Certain amounts in the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and the Condensed Consolidated Balance Sheets as of March 31, 2011 have been reclassified to conform to the three months ended March 31, 2012 presentation. The Company believes these reclassifications are immaterial to the Unaudited Condensed Consolidated Financial Statements.

Impact of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04: Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and regarding sensitivity of fair values for Level 3 assets. The Company adopted this standard on January 1, 2012 and the adoption did not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 2. Cash and Restricted Cash

The table below is a summary of our cash balances at March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011

Homebuilding	$51,878	$43,539
Financial services	15,100	16,254
Unrestricted cash and cash equivalents	$66,978	$59,793
Restricted cash	13,733	41,334
Total cash, cash equivalents and restricted cash	$80,711	$101,127

Restricted cash at March 31, 2012 consists of homebuilding cash the Company had pledged as collateral in accordance with the five secured Letter of Credit Facilities. The reduction in restricted cash at March 31, 2012 compared to December 31, 2011 was primarily the result of an amendment dated January 31, 2012 (the "2012 Amendment") to the Company's $140 million secured revolving credit facility (the "Credit Facility"). As a result of the 2012 Amendment, the Company was able to release $25.0 million of restricted cash that had been pledged to the lenders under the Credit Facility. Please see Note 11 for more information regarding the 2012 Amendment. Restricted cash also includes cash held in escrow of $0.2 million and less than $0.1 million at March 31, 2012 and December 31, 2011, respectively.

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

Some IRLCs are committed to a specific third party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.

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

The table below shows the notional amounts of our financial instruments at March 31, 2012 and December 31, 2011:

Description of financial instrument (in thousands)	March 31, 2012	December 31, 2011
Best effort contracts and related committed IRLCs	$2,405	$1,088
Uncommitted IRLCs	40,731	25,912
FMBSs related to uncommitted IRLCs	40,000	26,000
Best effort contracts and related mortgage loans held for sale	5,507	14,058
FMBSs related to mortgage loans held for sale	38,000	42,000
Mortgage loans held for sale covered by FMBSs	37,962	42,227

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2012 and December 31, 2011:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$45,345	$—	$45,345	$—
Forward sales of mortgage-backed securities	295	—	295	—
Interest rate lock commitments	311	—	311	—
Best-efforts contracts	(60)	—	(60)	—

Total	$45,891	$—	$45,891	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$57,275	$—	$57,275	$—
Forward sales of mortgage-backed securities	(470)	—	(470)	—
Interest rate lock commitments	356	—	356	—
Best-efforts contracts	(129)	—	(129)	—
Total	$57,032	$—	$57,032	$—

The following table sets forth the amount of gain (loss) recognized, within our financial services revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis:

	Three Months Ended March 31,
Description (in thousands)	2012	2011
Mortgage loans held for sale	$(597)	$2,031
Forward sales of mortgage-backed securities	765	50
Interest rate lock commitments	(47)	46
Best-efforts contracts	71	(195)
Total gain (loss) recognized	$192	$1,932

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated:

	Asset Derivatives		Liability Derivatives
	March 31, 2012		March 31, 2012
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$295	Other liabilities	$—
Interest rate lock commitments	Other assets	311	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	60
Total fair value measurements		$606		$60

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$470
Interest rate lock commitments	Other assets	356	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	129
Total fair value measurements		$356		$599

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. From this review, we identify communities whose carrying values may exceed their undiscounted future cash flows. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

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

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. Our overall historical absorption rate in 2011 was 1.7 per community per month. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, foreclosure sales, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters.

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, which include the impact of short sales, if any, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales prices realized in its most recent quarters and the sales prices in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models, using weighted average sales price increases of 1% in 2013 and 2% in 2014 and beyond.

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates. The Company used a weighted average increase of 1% assumed costs in 2013 and 2% in 2014 and beyond.

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

The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of March 31, 2012, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.

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

The table below shows the level and measurement of assets and liabilities measured on a non-recurring basis as of and for the three months ended March 31, 2012 and as of and for the year ended December 31, 2011:

Description of asset or liability (In thousands)	Fair Value Measurements March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$—	$—	$—	$—	$95
Investments in Unconsolidated LLCs	—	—	—	—	—

Total fair value measurements	$—	$—	$—	$—	$95

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$43,659	$—	$—	$43,659	$20,964
Investments in Unconsolidated LLCs	970	—	—	970	1,029

Total fair value measurements	$44,629	$—	$—	$44,629	$21,993

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at March 31, 2012 and December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$80,711	$80,711	$101,127	$101,127
Mortgage loans held for sale	45,345	45,345	57,275	57,275
Split dollar life insurance policies (a)	719	663	719	655
Notes receivable (a)	851	766	851	753
Commitments to extend real estate loans	311	311	356	356
Forward sales of mortgage-backed securities	295	295	—	—
Liabilities:
Note payable - banks	41,580	41,580	52,606	52,606
Mortgage notes payable (a)	5,434	5,353	5,521	6,076
Senior Notes (a)	239,118	240,227	239,016	218,925
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	60	60	470	470
Forward sales of mortgage-backed securities	—	—	129	129
Off-Balance Sheet Financial Instruments:
Letters of credit	—	534	—	792

(a)
The fair value of our split dollar life insurance policies, notes receivable and mortgage notes payable utilizes Level 2 measurement inputs, while the fair value of the Company's Senior Notes utilizes Level 1 measurement inputs.

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2012 and December 31, 2011:

Cash, Restricted Cash and Other Liabilities. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Note Payable - Other and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at March 31, 2012 and December 31, 2011. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Other Assets and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Note Payable - Banks. The interest rate available to the Company fluctuates with the Alternate Base Rate or the Eurodollar Rate (for our Credit Facility) or LIBOR (for M/I Financial Corp.'s $70 million secured mortgage warehousing agreement dated April 18, 2011, as amended on March 23, 2012 (the “MIF Mortgage Warehousing Agreement”)), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $31.6 million and $35.8 million represent potential commitments at March 31, 2012 and December 31, 2011, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 4. Inventory

A summary of the Company's inventory as of March 31, 2012 and December 31, 2011 is as follows:

(In thousands)	March 31, 2012	December 31, 2011
Single-family lots, land and land development costs	$254,609	$242,372
Land held for sale	3,243	—
Homes under construction	185,242	181,483
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2012 - $4,819; December 31, 2011 - $4,340)	31,072	27,662
Community development district infrastructure	5,610	5,983
Land purchase deposits	4,043	2,676
Consolidated inventory not owned	6,239	6,596
Total inventory	$490,058	$466,772

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Homes under construction includes homes that are in various stages of construction. As of March 31, 2012 and December 31, 2011, we had 499 homes (with a carrying value of $66.0 million) and 573 homes (with a carrying value of $85.5 million), respectively, included in homes under construction that were not subject to a sales contract.

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

Land purchase deposits include both refundable and non-refundable amounts paid to third party sellers relating to the purchase of land. On an ongoing basis, the Company evaluates the land option agreements relating to the land purchase deposits. In the period during which the Company makes the decision not to proceed with the purchase of land under an agreement, the Company writes off any deposits and accumulated pre-acquisition costs relating to such agreement. For the three months ended March 31, 2012, the Company wrote off less than $0.1 million in option deposits and pre-acquisition costs. Refer to Note 5 for additional details relating to write-offs of land option deposits and pre-acquisition costs.

NOTE 5. Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

A summary of the Company’s valuation adjustments and write-offs for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Impairment of operating communities:
Midwest	$—	$2,868
Southern	—	1,764
Total impairment of operating communities (a)	$—	$4,632
Impairment of future communities:
Midwest	$—	$2,144
Southern	—	3,455
Total impairment of future communities (a)	$—	$5,599
Impairment of land held for sale:
Midwest	$95	$—
Southern	—	590
Total impairment of land held for sale (a)	$95	$590
Option deposits and pre-acquisition costs write-offs:
Midwest	$2	$21
Southern	7	8
Mid-Atlantic	22	229
Total option deposits and pre-acquisition costs write-offs (b)	$31	$258
Impairment of investments in Unconsolidated LLCs:
Southern	—	50
Total impairment of investments in Unconsolidated LLCs (a)	$—	$50
Total impairments and write-offs of option deposits and pre-acquisition costs	$126	$11,129

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 6. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Capitalized interest, beginning of period	$18,869	$20,075
Interest capitalized to inventory	1,866	2,162
Capitalized interest charged to cost of sales	(2,565)	(2,338)
Capitalized interest, end of period	$18,170	$19,899

Interest incurred — net	$6,472	$6,197

NOTE 7. Investment in Unconsolidated Limited Liability Companies

At March 31, 2012, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities because each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors, and one of these Unconsolidated LLCs has outside financing that is not guaranteed by the Company. These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. The Company's maximum exposure related to its investment in these entities as of March 31, 2012 was the amount invested of $10.7 million. Included in the Company's investment in Unconsolidated LLCs at both March 31, 2012 and December 31, 2011 were $0.8 million of capitalized interest and other costs. The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.

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

The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets. A summary of warranty activity for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Warranty accrual, beginning of period	$9,025	$8,335
Warranty expense on homes delivered during the period	1,042	869
Changes in estimates for pre-existing warranties	(57)	(130)
Settlements made during the period	(1,462)	(1,149)
Warranty accrual, end of period	$8,548	$7,925

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a wholly-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $9.9 million and $53.0 million were covered under the above guarantees as of March 31, 2012 and December 31, 2011, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at March 31, 2012, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements during the three months ended March 31, 2012, but has received inquiries concerning underwriting matters from purchasers of its loans concerning certain loans under those agreements.  The total of these loans was approximately $4.6 million at both March 31, 2012 and December 31, 2011.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of March 31, 2012 and December 31, 2011, the total of all loans indemnified to third party insurers relating to the above agreements was $1.2 million and $1.4 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to the guarantees described above totaling $2.6 million and $2.8 million at March 31, 2012 and December 31, 2011, respectively, which is management's best estimate of the Company's liability.

At March 31, 2012, the Company had outstanding $41.4 million of 6.875% Senior Notes due 2012 (the “2012 Senior Notes”), which were fully and unconditionally guaranteed jointly and severally by all of the Company's wholly-owned subsidiaries (please see Note 17 for more information regarding our repayment of the 2012 Senior Notes on April 2, 2012). At March 31, 2012, the Company also had outstanding $200 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes"). The Company's obligations under both the 2018 Senior Notes and the Credit Facility are guaranteed jointly and severally by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 9. Commitments and Contingencies

At March 31, 2012, the Company had outstanding approximately $63.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016. Included in this total are: (1) $20.6 million of performance and maintenance bonds and $23.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.0 million of financial letters of credit, of which $2.8 million represent deposits on land and lot purchase agreements; and (3) $9.0 million of financial bonds.

As of March 31, 2012, the Company has identified 93 homes that have been confirmed as having defective drywall installed by our subcontractors.  All of these homes are located in Florida.  While we are continuing to investigate whether other homes are affected, the number of additional affected homes newly identified each quarter has declined significantly since 2009 to a nominal amount. As of March 31, 2012, we have completed the repair of 80 homes, are in the process of repairing nine homes, and are continuing to seek the authorization of the remaining homeowners to repair their homes. In consideration for performing these repairs, we received from the homeowner a full release of claims (excluding, in nearly all cases, personal injury claims) arising from the defective drywall. Since 2009, the Company has accrued approximately $13.0 million for the repair of these 93 homes. The remaining balance in this accrual is $0.9 million, which is included in Other liabilities on the Company's Consolidated Balance Sheets. Based on our investigation to date and our evaluation of the defective drywall issue, we believe our existing accrual is sufficient to cover costs and claims associated with the repair of these homes. However, if we identify additional homes with defective drywall, we may increase the accrual for costs of repair attributable to defective drywall. The Company has made demand for reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall. Please refer to Note 10 for further information on this matter.

At March 31, 2012, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $151.4 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 10. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 9). As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Action. The Company intends to vigorously defend against the claims of the remaining plaintiffs. Given the inherent uncertainties in this litigation, as of March 31, 2012, no accrual has been recorded (other than the accrual for repairs described in Note 9) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. There can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 9 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At both March 31, 2012 and December 31, 2011, we had $0.5 million reserved for legal expenses.

NOTE 11. Debt

Notes Payable - Homebuilding

On January 31, 2012, the Company entered into the 2012 Amendment . Among other things, the 2012 Amendment amends the Credit Facility in the following respects: (1) the maturity date was extended from June 9, 2013 to December 31, 2014; (2) the Company may increase the amount of the Credit Facility up to $175 million in aggregate, contingent on obtaining additional commitments from lenders; (3) the interest coverage covenant in the Credit Facility was amended to require the Company to maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement dated June 9, 2010, as amended, that governs the Credit Facility (the "Credit Agreement")) if the Interest Coverage Ratio and ACFO Ratio (as each is defined in the Credit Agreement) are both less than 1.50 (previously, the Company was required to maintain $25 million of cash pledged to the lenders if both of the interest coverage ratios were less than 1.50); (4) the aggregate commitment of the Credit Facility will begin to decrease in increments of $20 million on a quarterly basis, beginning September 30, 2013, if the Interest Coverage Ratio and ACFO Ratio are both less than 1.50, provided that this provision does not apply if, at the time of determination, the aggregate commitments of the lenders are less than or equal to $80 million and the Company has maintained an ACFO Ratio of greater than 1.10 to 1.00 for the trailing two fiscal quarters; (5) a component was added to the Secured Borrowing Base to allow up to $25 million of availability based on mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days, based on 35% of the aggregate book value of such mortgaged real property; and (6) the maximum dollar amount of letters of credit that may be issued under the Credit Agreement was increased to $40 million from $25 million.

At March 31, 2012, borrowing availability under the Credit Facility was $66.8 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $18.3 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $48.5 million. At March 31, 2012, the Company had pledged $202.8 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility. At March 31, 2012, the Company was in compliance with all financial covenants of the Credit Facility.

At March 31, 2012, there was $13.2 million of outstanding letters of credit under the Company's five secured Letter of Credit Facilities, which was collateralized with $13.6 million of the Company's cash.

Notes Payable — Financial Services

In March 2012, we entered into the Second Amendment to the MIF Mortgage Warehousing Agreement, which, among other things, increased our availability from $60.0 million to $70.0 million and extended the maturity from March 31, 2012 to March 30, 2013.

At March 31, 2012, M/I Financial had $41.6 million outstanding under the MIF Mortgage Warehousing Agreement, and was in compliance with all financial covenants of that agreement.

Senior Notes

As of March 31, 2012, we had $41.4 million of our 2012 Senior Notes and $200.0 million of our 2018 Senior Notes outstanding. The 2012 Senior Notes and the 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2012 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our wholly-owned subsidiaries. The parent company has no independent assets or operations, and any subsidiaries of the parent company, other than the subsidiary guarantors of the 2012 Senior Notes, are minor. The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

The indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes contain restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our "restricted payments basket," as defined in each of the indentures, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares. At March 31, 2012, the restricted payments basket was $(219.7) million under the indenture governing our 2012 Senior Notes, and $(13.6) million under the indenture governing our 2018 Senior Notes. As a result of the deficit in our restricted payments basket under the indenture governing our 2012 Senior Notes and the indenture governing our 2018 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any of our common or preferred shares. These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility. See Note 17 for a description of our repayment of the 2012 Senior Notes in April 2012.

NOTE 12. Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during each period. There are no adjustments to net loss necessary in the calculation of basic or diluted loss per share. The table below presents information regarding basic and diluted loss per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012			2011
(In thousands, except per share amounts)	Loss	Shares	Loss per share	Loss	Shares	Loss per share

Net loss to common shareholders	$(3,186)	18,772	$(0.17)	$(17,039)	18,615	$(0.92)

Diluted loss to common shareholders	$(3,186)	18,772	$(0.17)	$(17,039)	18,615	$(0.92)

Anti-dilutive stock equivalent awards not included in the calculation of diluted loss per share		2,227			2,193

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in a four-year cumulative pre-tax loss position. We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, during the three months ended March 31, 2012, the Company recorded an additional valuation allowance of $1.1 million, for a total valuation allowance recorded of $141.9 million, against its deferred tax assets. We do not expect to record any additional tax benefits in 2012 as our carryback under the current tax law has been exhausted. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

At March 31, 2012, the Company had federal net operating loss carryforwards of approximately $84.6 million and federal credit carryforwards of $3.7 million.  These federal carryforward benefits will begin to expire in 2028. The Company also had state net operating loss benefits of $15.8 million, with $8.6 million expiring between 2020 and 2027, and $7.2 million expiring between 2028 and 2033.

NOTE 14. Business Segments

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar long-term economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas

In April 2012, we expanded our Houston, Texas operations by acquiring the assets of Triumph Homes, a privately-held homebuilder based in Houston, Texas.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating income (loss) and interest expense for the three months ended March 31, 2012 and 2011, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2012	2011
Revenue:
Midwest homebuilding	$56,953	$50,472
Southern homebuilding	29,072	16,936
Mid-Atlantic homebuilding	40,784	39,962
Financial services	4,316	3,200
Total revenue	$131,125	$110,570

Operating income (loss):
Midwest homebuilding (a)	$1,111	$(4,620)
Southern homebuilding (a)	885	(6,634)
Mid-Atlantic homebuilding (a)	461	1,193
Financial services	2,436	1,622
Less: Corporate selling, general and administrative expenses	(4,661)	(4,492)
Total operating income (loss)	$232	$(12,931)

Interest expense:
Midwest homebuilding	$1,726	$1,881
Southern homebuilding	802	536
Mid-Atlantic homebuilding	1,710	1,348
Financial services	368	270
Total interest expense	$4,606	$4,035

Loss before income taxes	$(4,374)	$(16,966)

(a)
For the three months ended March 31, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $0.1 million and $11.1 million, respectively. These charges reduced operating income by $0.1 million and $5.0 million in the Midwest region, less than $0.1 million and $5.9 million in the Southern region and less than $0.1 million and $0.2 million in the Mid-Atlantic region for the three months ended March 31, 2012 and 2011, respectively.

The following tables show total assets by segment:

	March 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$680	$1,214	$2,149	$—	$4,043
Inventory (a)	192,601	96,837	196,577	—	486,015
Investments in unconsolidated entities	5,222	5,494	—	—	10,716
Other assets	6,611	3,123	7,082	140,143	156,959
Total assets	$205,114	$106,668	$205,808	$140,143	$657,733

	December 31, 2011
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in unconsolidated entities	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

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

As of March 31, 2012, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

In the condensed financial tables presented below, the parent company presents all of its wholly-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$126,809	$4,316	$—	$131,125
Costs and expenses:
Land and housing	—	107,330	—	—	107,330
Impairment of inventory and investment in Unconsolidated LLCs	—	95	—	—	95
General and administrative	—	10,479	1,978	—	12,457
Selling	—	11,010	1	—	11,011
Interest	—	4,238	368	—	4,606
Total costs and expenses	—	133,152	2,347	—	135,499

(Loss) income before income taxes	—	(6,343)	1,969	—	(4,374)

(Benefit) provision for income taxes	—	(1,880)	692	—	(1,188)

Equity in subsidiaries	(3,186)	—	—	3,186	—

Net (loss) income	$3,186	$(4,463)	$1,277	$(3,186)	$(3,186)

	Three Months Ended March 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$107,370	$3,200	$—	$110,570
Costs and expenses:
Land and housing	—	92,574	—	—	92,574
Impairment of inventory and investment in Unconsolidated LLCs	—	10,871	—	—	10,871
General and administrative	—	9,698	1,704	—	11,402
Selling	—	8,654	—	—	8,654
Interest	—	3,765	270	—	4,035
Total costs and expenses	—	125,562	1,974	—	127,536

(Loss) income before income taxes	—	(18,192)	1,226	—	(16,966)

(Benefit) provision for income taxes	—	(355)	428	—	73
	-2070	0	0	2070
Equity in subsidiaries	(17,039)	—	—	17,039	—

Net (loss) income	$(17,039)	$(17,837)	$798	$17,039	$(17,039)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$51,878	$15,100	$—	$66,978
Restricted cash	—	13,733	—	—	13,733
Mortgage loans held for sale	—	—	45,345	—	45,345
Inventory	—	490,058	—	—	490,058
Property and equipment - net	—	13,432	99	—	13,531
Investment in Unconsolidated LLCs	—	—	10,716	—	10,716
Investment in subsidiaries	377,523	—	—	(377,523)	—
Intercompany	125,800	(115,691)	(10,109)	—	—
Other assets	6,810	9,554	1,008	—	17,372
TOTAL ASSETS	$510,133	$462,964	$62,159	$(377,523)	$657,733

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$40,744	$324	$—	$41,068
Customer deposits	—	8,334	—	—	8,334
Other liabilities	—	38,245	4,295	—	42,540
Community development district obligations	—	5,610	—	—	5,610
Obligation for consolidated inventory not owned	—	2,587	—	—	2,587
Note payable bank - financial services operations	—	—	41,580	—	41,580
Note payable - other	—	5,881	—	—	5,881
Senior notes	239,118	—	—	—	239,118
TOTAL LIABILITIES	239,118	101,401	46,199	—	386,718

Shareholders' equity	271,015	361,563	15,960	(377,523)	271,015

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$510,133	$462,964	$62,159	$(377,523)	$657,733

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$43,539	$16,254	$—	$59,793
Restricted cash	—	41,334	—	—	41,334
Mortgage loans held for sale	—	—	57,275	—	57,275
Inventory	—	466,772	—	—	466,772
Property and equipment - net	—	14,241	117	—	14,358
Investment in Unconsolidated LLCs	—	—	10,357	—	10,357
Investment in subsidiaries	381,709	—	—	(381,709)	—
Intercompany	125,272	(115,058)	(10,214)	—	—
Other assets	5,385	8,455	756	—	14,596
TOTAL ASSETS	$512,366	$459,283	$74,545	$(381,709)	$664,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$40,759	$497	$—	$41,256
Customer deposits	—	4,181	—	—	4,181
Other liabilities	—	33,589	5,759	—	39,348
Community development district obligations	—	5,983	—	—	5,983
Obligation for consolidated inventory not owned	—	2,944	—	—	2,944
Note payable bank - financial services operations	—	—	52,606	—	52,606
Note payable - other	—	5,801	—	—	5,801
Senior notes	239,016	—	—	—	239,016
TOTAL LIABILITIES	239,016	93,257	58,862	—	391,135

Shareholders' equity	273,350	366,026	15,683	(381,709)	273,350

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,366	$459,283	$74,545	$(381,709)	$664,485

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(19,041)	$11,366	$—	$(7,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	27,740	—	—	27,740
Purchase of property and equipment	—	(47)	—	—	(47)
Investments in and advances to LLCs	—	—	(361)	—	(361)
Net cash provided by (used in) investing activities	—	27,693	(361)	—	27,332

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(11,026)	—	(11,026)
Principal repayments of note payable - other and community development district bond obligations	—	80	—	—	80
Intercompany financing	(367)	1,500	(1,133)	—	—
Debt issue costs	—	(1,893)	—	—	(1,893)
Proceeds from exercise of stock options	367	—	—	—	367
Net cash used in financing activities	—	(313)	(12,159)	—	(12,472)

Net increase (decrease) in cash and cash equivalents	—	8,339	(1,154)	—	7,185
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$51,878	$15,100	$—	$66,978

	Three Months Ended March 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(9,289)	$11,916	$—	$2,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	1,569	—	—	1,569
Purchase of property and equipment	—	(332)	—	—	(332)
Return of investment from Unconsolidated LLCs	—	—	(243)	—	(243)
Net cash provided by (used in) investing activities	—	1,237	(243)	—	994

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(6,173)	—	(6,173)
Principal repayments of note payable - other and community development district bond obligations	—	(80)	—	—	(80)
Intercompany financing	(1,785)	(354)	2,139	—	—
Proceeds from exercise of stock options	1,416	—	—	—	1,416
Excess tax deficiency from stock-based payment arrangements	369	—	—	—	369
Net cash used in financing activities	—	(434)	(4,034)	—	(4,468)

Net (decrease) increase in cash and cash equivalents	—	(8,486)	7,639	—	(847)
Cash and cash equivalents balance at beginning of period	—	71,874	9,334	—	81,208
Cash and cash equivalents balance at end of period	$—	$63,388	$16,973	$—	$80,361

NOTE 16. Stock-Based Compensation

On February 8, 2012, the Company awarded 310,500 annual service-based stock options under the Company's 2009 Long-Term Incentive Plan (the “2009 LTIP”) that vest 20% annually over five years, with 155,250 of the options being subject to shareholder approval of the proposed amendment to the 2009 LTIP (which amendment increases the number of common shares available for issuance under the 2009 LTIP by 900,000). The stock options were granted at an exercise price of $12.23, which represents the closing price of the Company's common shares on the date of grant. The grant date fair value of the stock options ($5.85) was determined at the date of grant using the Black-Scholes option pricing model.

Total recorded compensation expense relating to equity awards granted under the 2009 LTIP was approximately $0.4 million for the three months ended March 31, 2012, which includes compensation cost recognized on the basis of the proportion of service rendered over the period of February 8, 2012 through March 31, 2012 of the conditional stock options discussed above.

NOTE 17. Subsequent Events

At maturity, on April 2, 2012, the Company repaid the $41.4 million aggregate principal amount outstanding of the 2012 Senior Notes. As a result, the indenture governing the 2012 Senior Notes is no longer applicable to the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 81,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Homes, TriStone Homes and Triumph Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”), and other government-insured programs are recorded in the financial statements on the date of closing.

Revenue related to all other home closings initially funded by our wholly-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third party investor, because the receivable from the third party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.

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

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, and the value of the land itself. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. From this review, we identify communities whose carrying values may exceed their undiscounted future cash flows. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions may lead the Company to incur additional impairment charges in the future.

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

As of March 31, 2012, our projections generally assume a gradual improvement in market conditions over time, along with a gradual increase in costs. These assumed gradual increases generally begin in 2013. If communities are not recoverable based on undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of March 31, 2012, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. Our overall historical absorption rate in 2011 was 1.7 per community per month. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, foreclosure sales, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters and management's most current assessment of sales pace.

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, which include the impact of short sales, if any, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales prices realized in its most recent quarters and the sales prices in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models, using weighted average sales price increases of 1% in 2013 and 2% in 2014 and beyond.

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors, adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates. The Company used a weighted average increase of 1% assumed costs in 2013 and 2% in 2014 and beyond.

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

Our quarterly assessments reflect management's best estimates. Due to the inherent uncertainties in management's estimates and uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, we are unable to determine at this time if and to what extent continuing future impairments will occur.

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

The Company evaluates its investment in unconsolidated limited liabilities companies (“Unconsolidated LLCs”) for potential impairment on a quarterly basis. If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of March 31, 2012, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the Company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period but, due to passage of time or change in market conditions leading to changes in assumptions, impairment could occur.

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

Self-insurance.  Self-insurance accruals are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2012, our self-insurance limit for employee health care is $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, with maximum incurred losses not to exceed $425,000, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The accruals related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million deductible per occurrence and a $30.0 million deductible in the aggregate, with lower deductibles for certain types of claims. The Company records a general liability accrual for claims falling below the Company's deductible. The general liability accrual estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company recorded expenses totaling $1.5 million and $0.6 million, respectively, for all self-insured and general liability claims during the three months ended March 31, 2012 and 2011. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts. Please see Note 9 to our Unaudited Condensed Consolidated Financial Statements for more information regarding expenses relating to defective drywall.

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

The Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We evaluate this based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The Company's current and prior year losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in excess of a four-year cumulative pre-tax loss position.  We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  Therefore, as of March 31, 2012, the Company had a total valuation allowance of $141.9 million recorded. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

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

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our eleven individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar long-term economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas

In April 2012, we expanded our Houston, Texas operations by acquiring the assets of Triumph Homes, a privately-held homebuilder based in Houston, Texas.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Results and Trends for the Three Ended March 31, 2012

Overview

During the first three months of 2012, we, as well as others in in the homebuilding industry, have seen signs that the overall housing market is stabilizing and beginning to recover, reflecting improving trends in the economy, which includes recent job growth and higher consumer confidence. This improvement is evident in our first quarter operating results as we experienced increased traffic, new contracts, homes delivered and backlog, as well as stabilizing sales prices across many of our open communities. However, we do believe the pace of recovery will be uneven, with certain local markets showing more normalized activity and strength than others where a rebound in conditions will take longer to manifest given the persisting threat of a new wave of foreclosure activity and lower job growth.

While we do expect that the housing market, in general, will gradually strengthen in 2012 as the economy continues to improve, we do not believe that all of the negative conditions are completely behind us. With this in mind, we will continue to focus on the following primary strategic business objectives aimed at returning our operations to profitability:

•	Maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	improving affordability through design changes and other cost reduction efforts;

•	strategically investing in new communities and/or markets; and

•	meaningful presence in our markets.

As a result of some of the action plans that we implemented in the second half of 2011 and improving operating conditions during the first quarter of 2012, we experienced a 15% increase in our homes delivered, a 17% increase in our new contracts, and a 2% increase in the average sales price of homes delivered. We also experienced a 25% increase in our homes in backlog as well as a 33% increase in the overall sales value of our backlog at March 31, 2012 compared to March 31, 2011. In addition, we continued to invest in new communities that are helping us in our effort to restore our profitability when and as housing markets improve. During the first three months of 2012, we opened 10 new communities and closed 10 old communities. Of our homes delivered during the first quarter of 2012, 63% of them were in new communities (defined by us as those having opened after January 1, 2009), compared to 45% during the first quarter of 2011, and we continued to see a higher gross margin (19%) in our new communities compared to our old communities (15%).

•
For the quarter ended March 31, 2012, total revenue increased $20.5 million (19%), from $110.6 million in the first quarter of 2011 to $131.1 million in the first quarter of 2012. This increase was attributable to a 15% increase in homes delivered, from 439 in the first quarter of 2011 to 507 in the first quarter of 2012, along with an increase in the average sales price of homes delivered, from $243,000 in the first quarter of 2011 to $249,000 in the first quarter of 2012. Revenue in our financial services segment increased 34%, from $3.2 million for the quarter ended March 31, 2011 to $4.3 million for the quarter ended March 31, 2012, which was the result of a 38% increase in the number of loans originated, from 334 in the first quarter of 2011 to 461 in the first quarter of 2012.

•
Loss before income taxes decreased $12.6 million, from $17.0 million for the three months ended March 31, 2011 to $4.4 million for the three months ended March 31, 2012. The 74% decrease was primarily due to the increase in revenue described above, along with lower impairment charges taken during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. During the first quarter of 2012, the Company incurred charges totaling $0.1 million related to the impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs, compared to $11.1 million of like charges in the first quarter of 2011. Our adjusted operating gross margin percentage for the three months ended March 31, 2012 was 18.1% compared to 16.3% for the three months ended March 31, 2011. The Company had an adjusted pre-tax loss from operations of $4.2 million for the quarter ended March 31, 2012, a 27% improvement when compared to 2011's first quarter adjusted pre-tax loss from operations. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes. Driving the $1.6 million decrease in adjusted pre-tax loss from operations was the increase in gross margin described above, partially offset by a $3.4 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was driven primarily by a $1.2 million increase in variable selling expenses related to the increase in homes delivered; a $1.0 million increase in payroll related expenses; a $0.3 million increase in expenses related to our model homes; a $0.2 million increase in advertising expenses; and a $0.2 million increase in expenses related to our sales offices.

•
For the quarter ended March 31, 2012, we had 764 new contracts, an increase of 17% compared to 654 new contracts for the quarter ended March 31, 2011. Our cancellation rate decreased to 14% for the quarter ended March 31, 2012 compared to 16% for the quarter ended March 31, 2011. Our homes in backlog increased 25%, from 747 units at March 31, 2011 to 933 units at March 31, 2012, which was primarily the result of the 17% increase in our new contracts in the first quarter of 2012 described above.

•
Our mortgage company's capture rate decreased from 84% for the three months ended March 31, 2011 to 80% for the three months ended March 31, 2012. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•
As a result of our net loss during the three months ended March 31, 2012, we generated deferred tax assets of $1.1 million and recorded a non-cash valuation allowance against the entire amount of deferred tax assets generated.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax loss from operations (each of which constitutes a non-GAAP financial measure) for the three months ended March 31, 2012 and 2011 to the GAAP financial measures of gross margin and loss from operations before income taxes, respectively:

	Three Months Ended March 31,
(In thousands)	2012	2011
Gross margin	$23,700	$7,125
Add:
Impairment of inventory and investment in Unconsolidated LLCs	95	10,871
Adjusted operating gross margin	$23,795	$17,996

Loss from operations before income taxes	$(4,374)	$(16,966)
Add:
Impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs	126	11,129
Adjusted pre-tax loss from operations	$(4,248)	$(5,837)

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

The following table shows, by segment, revenue, operating income (loss) and interest expense for the three months ended March 31, 2012 and 2011, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2012	2011
Revenue:
Midwest homebuilding	$56,953	$50,472
Southern homebuilding	29,072	16,936
Mid-Atlantic homebuilding	40,784	39,962
Financial services	4,316	3,200
Total revenue	$131,125	$110,570

Operating income (loss):
Midwest homebuilding (a)	$1,111	$(4,620)
Southern homebuilding (a)	885	(6,634)
Mid-Atlantic homebuilding (a)	461	1,193
Financial services	2,436	1,622
Less: Corporate selling, general and administrative expenses	(4,661)	(4,492)
Total operating income (loss)	$232	$(12,931)

Interest expense:
Midwest homebuilding	$1,726	$1,881
Southern homebuilding	802	536
Mid-Atlantic homebuilding	1,710	1,348
Financial services	368	270
Total interest expense	$4,606	$4,035

Loss before income taxes	$(4,374)	$(16,966)

(a)
For the three months ended March 31, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $0.1 million and $11.1 million, respectively. These charges reduced operating income by $0.1 million and $5.0 million in the Midwest region, less than $0.1 million and $5.9 million in the Southern region and less than $0.1 million and $0.2 million in the Mid-Atlantic region for the three months ended March 31, 2012 and 2011, respectively.

The following tables show total assets by segment:

	At March 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$680	$1,214	$2,149	$—	$4,043
Inventory (a)	192,601	96,837	196,577	—	486,015
Investments in unconsolidated entities	5,222	5,494	—	—	10,716
Other assets	6,611	3,123	7,082	140,143	156,959
Total assets	$205,114	$106,668	$205,808	$140,143	$657,733

	At December 31, 2011
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in unconsolidated entities	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

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

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Midwest Region
Homes delivered	233	214
New contracts, net	340	287
Backlog at end of period	494	409
Average sales price per home delivered	$242	$236
Average sales price of homes in backlog	$257	$238
Aggregate sales value of homes in backlog	$127,027	$97,390
Revenue homes	$56,428	$50,472
Revenue third party land sales	$525	$—
Operating income (loss) homes (a)	$1,206	$(4,620)
Operating loss third party land sales (a)	(95)	—
Number of new communities	3	4
Number of active communities	56	62
Southern Region
Homes delivered	133	79
New contracts, net	214	159
Backlog at end of period	245	167
Average sales price per home delivered	$217	$204
Average sales price of homes in backlog	$242	$240
Aggregate sales value of homes in backlog	$59,171	$40,008
Revenue homes	$28,866	$16,086
Revenue third party land sales	$206	$850
Operating income (loss) homes (a)	$888	$(6,044)
Operating loss third party land sales (a)	$(3)	$(590)
Number of new communities	5	5
Number of active communities	31	19
Mid-Atlantic Region
Homes delivered	141	146
New contracts, net	210	208
Backlog at end of period	194	171
Average sales price per home delivered	$289	$274
Average sales price of homes in backlog	$336	$298
Aggregate sales value of homes in backlog	$65,181	$51,005
Revenue homes	$40,784	$39,962
Operating income homes (a)	$461	$1,193
Number of new communities	2	3
Number of active communities	35	30
Total Homebuilding Regions
Homes delivered	507	439
New contracts, net	764	654
Backlog at end of period	933	747
Average sales price per home delivered	$249	$243
Average sales price of homes in backlog	$269	$252
Aggregate sales value of homes in backlog	$251,379	$188,403
Revenue homes	$126,078	$106,520
Revenue third party land sales	$731	$850
Operating income (loss) homes (a)	$2,555	$(9,471)
Operating loss third party land sales (a)	$(98)	$(590)
Number of new communities	10	12
Number of active communities	122	111

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Financial Services
Number of loans originated	461	334
Value of loans originated	$97,255	$71,034

Revenue	$4,316	$3,200
Selling, general and administrative expenses	1,880	1,578
Interest expense	368	270
Income before income taxes	$2,068	$1,352

(a)	Amount shown includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for the three months ended March 31, 2012 and 2011 as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Midwest:
Homes	$2	$5,033
Land	95	—
	97	5,033
Southern:
Homes	7	5,277
Land	—	590
	7	5,867
Mid-Atlantic:
Homes	22	229
Land	—	—
	22	229
Total
Homes	31	10,539
Land	95	590
	$126	$11,129

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Midwest	15.4%	20.5%
Southern	16.1%	13.6%
Mid-Atlantic	11.0%	11.9%

Total cancellation rate	14.4%	16.3%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Midwest Region. For the three months ended March 31, 2012, homebuilding revenue in our Midwest region increased $6.5 million, from $50.5 million in the first quarter of 2011 to $57.0 million in the first quarter of 2012. This increase was primarily the result of a 9% increase in homes delivered, from 214 in the first quarter of 2011 to 233 in the first quarter of 2012, a 3% increase in the average sales price of homes delivered, from $236,000 in the first quarter of 2011 to $242,000 in the first quarter of 2012, along with a $0.5 million increase in revenue from third party land sales. For the three months ended March 31, 2012, there were $0.1 million of charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Midwest region, compared to $5.0 million of impairment charges for the three months ended March 31, 2011. Excluding these impairment charges, our adjusted operating gross margin percentage was 14.2% for the three months ended March 31, 2012 and 12.0% for the three months ended March 31, 2011. The increase in adjusted operating gross margin percentage was primarily the result of an increase in homes delivered in new communities, where we typically experience higher gross margins compared to our legacy communities. For the first quarter of 2012, we opened three new communities in our Midwest region, compared to four communities opened during the first quarter of 2011. For the three months ended March 31, 2012, 43% of the homes delivered in our Midwest region were in new communities, compared to 36% of our homes delivered during the three months ended March 31, 2011. Our Midwest region had operating income of $1.1 million for the three months ended March 31, 2012, a $5.7 million increase from 2011's first quarter operating loss of $4.6 million. The $5.7 million increase in operating income was primarily the result of the $4.9 million decrease in impairment charges discussed above, which were partially offset by a $1.2 million increase in our selling, general and administrative expenses, from $5.7 million for the quarter ended March 31, 2011 to $6.9 million for the quarter ended March 31, 2012. This increase was primarily the result of an increase in payroll related expenses, professional fees and advertising expenses. We also had an increase in variable selling expenses, which was the result of the higher homes delivered that we experienced during the first quarter of 2012 compared to the first quarter of 2011. We had an 18% increase in new contracts in our Midwest region for the three months ended March 31, 2012, from 287 for the quarter ended March 31, 2011 to 340 for the quarter ended March 31, 2012. Our first quarter 2012 monthly absorption rate in our Midwest region increased to 2.0 per community, compared to 1.6 per community in the first quarter of 2011.

Southern Region. For the three months ended March 31, 2012, homebuilding revenue in our Southern region increased $12.2 million, from $16.9 million in the first quarter of 2011 to $29.1 million in the first quarter of 2012. This increase was primarily the result of a 68% increase in the number of homes delivered, from 79 for the quarter ended March 31, 2011 to 133 for the quarter ended March 31, 2012, along with a 6% increase in the average sales price of homes delivered from $204,000 in the first quarter of 2011 to $217,000 in the first quarter of 2012. Selling, general and administrative expenses increased $1.3 million in the first quarter of 2012. The increase was primarily due to an increase in payroll related expenses and expenses related to our model homes. We also had an increase in variable selling expenses, which was the result of the higher homes delivered that we experienced during the first quarter of 2012 compared to the first quarter of 2011. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Southern region for the three months ended March 31, 2012, compared to the $5.9 million in charges we incurred during the first quarter of 2011. Our gross margin percentage for the quarter ended March 31, 2012 was 18.2%, compared to an adjusted operating gross margin percentage (excluding charges related to the impairment of inventory and investment in Unconsolidated LLCs) of 13.7% for the three months ended March 31, 2011. During the first quarter of 2012, we opened five new communities in our Southern region, which was the same amount of communities opened during the first quarter of 2011. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities. For the three months ended March 31, 2012, 71% of the homes delivered in our Southern region were in new communities, compared to 35% of our homes delivered in our Southern region during the three months ended March 31, 2011. We experienced a 35% increase in our new contracts in our Southern region during the first quarter of 2012, from 159 in the first quarter of 2011 to 214 in the first quarter of 2012. Our first quarter 2012 monthly absorption rate in our Southern region was 2.4 per community, compared to 2.8 per community in the first quarter of 2011.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region increased from $39.9 million for the three months ended March 31, 2011 to $40.8 million for the three months ended March 31, 2012. This increase was primarily the result of a 5% increase in the average sales price of homes delivered, from $274,000 for the three months ended March 31, 2011 to $289,000 for the three months ended March 31, 2012, which was partially offset by a slight decrease in the number of homes delivered, from 146 in the first quarter of 2011 to 141 in the first quarter of 2012. The increase in the average sales price of homes delivered was primarily due to changes in our product mix of homes delivered from the first quarter of 2011 in certain of our Mid-Atlantic markets. Our Mid-Atlantic region had operating income of $0.5 million for the three months ended March 31, 2012, a $0.7 million decrease from first quarter 2011's operating income of $1.2 million. This decrease was primarily due to the increase in selling, general and administrative expenses and lower overall gross margins. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Mid-Atlantic region for the three months ended March 31, 2012 and 2011. Our gross margin percentage for the three months ended March 31, 2012 was 15.0% compared to 16.0% for the three months ended March 31, 2011. The 1.0% decrease in gross margin was primarily the result of changes in our product mix of homes delivered in certain of our Mid-Atlantic markets. During the first quarter of 2012, we opened two new communities in our Mid-Atlantic region, compared to three new communities opened during the first quarter of 2011. For the three months ended March 31, 2012, 87% of the homes delivered in our Mid-Atlantic region were in new communities, compared to 64% of the homes delivered in our Mid-Atlantic region during the three months ended March 31, 2011. Selling, general and administrative expenses increased $0.4 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to increase in variable selling expenses and expenses related to our model homes and sales offices, which were partially offset by a decrease in land related expenses. During the first quarter of 2012, we experienced a slight increase in new contracts, from 208 in the first quarter of 2011 to 210 in the first quarter of 2012. Our monthly absorption rate in our Mid-Atlantic region was 2.0 per community in the first quarter of 2012, compared to 2.3 per community in the first quarter of 2011.

Financial Services. For the three months ended March 31, 2012, revenue from our mortgage and title operations increased $1.1 million (34%), from $3.2 million in the first quarter of 2011 to $4.3 million in the first quarter of 2012, primarily due an increase in the number of loan originations, from 334 in the first quarter of 2011 to 461 in the first quarter of 2012. Selling, general and administrative expenses increased $0.3 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, primarily due to a $0.2 million increase in payroll related expenses. We had a $0.8 million increase in operating income for the first quarter of 2012 compared to the first quarter of 2011, which was primarily due to the increase in revenue discussed above.

At March 31, 2012, M/I Financial provided financing services in all of our markets. Approximately 80% of our homes delivered during the first quarter of 2012 that were financed were financed through M/I Financial, compared to 84% in the first quarter of 2011. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased $0.2 million, from $4.5 million in the first quarter of 2011 to $4.7 million in the first quarter of 2012. The increase was primarily due to an increase of $0.3 million in payroll related expenses; an increase of $0.2 million in miscellaneous other expenses and a $0.1 million increase in computer related expenses, which were partially offset by a decrease in professional fees.

Interest Expense - Net. Interest expense for the Company increased $0.6 million, from $4.0 million for the quarter ended March 31, 2011 to $4.6 million for the quarter ended March 31, 2012. This increase was primarily due to the increase in our weighted average borrowings from $259.0 million in the first quarter of 2011 to $280.4 million in the first quarter of 2012, due primarily to the increase in borrowings under the MIF Mortgage Warehousing Agreement as a result of an increase in the number of loan originations during the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

During the first quarter of 2012, we continued to carefully manage our use of cash to operate our business and to prepare to repay the remaining balance of our 2012 Senior Notes at maturity on April 2, 2012. We also made acquisitions of land assets that met our investment and marketing standards to replenish our land inventories and to facilitate future growth in the markets in which we operate, including the acquisition of the assets of a privately-held homebuilder based in Houston, Texas in April 2012. At March 31, 2012, we had $80.7 million of cash, cash equivalents and restricted cash, with $67.0 million of this amount comprised of unrestricted cash and cash equivalents.

At March 31, 2012 and December 31, 2011, our ratio of net debt to net capital was 43% and 42%, respectively. Our ratio of net debt to net capital is calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Our net (loss) income historically does not approximate cash flow from operating activities. The difference between net (loss) income and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and noncash charges relating to depreciation, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase, causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true during periods when our investment in new land purchases and development of new communities decrease.

As a result of new land purchases and land development expenditures over the past few years, we have used cash in operations as we added new communities and purchased land for future use. We continue to operate in a challenging economic environment, and our ability to generate positive cash flow from operations and to maintain sufficient liquidity for our business operations may be affected by economic or business conditions beyond our control.

Upon maturity of the 2012 Senior Notes on April 2, 2012, the Company repaid the $41.4 million aggregate principal amount outstanding of the 2012 Senior Notes.  We believe that our remaining balance of unrestricted cash and available borrowing options, including availability under the Company's $140 million secured revolving credit facility (the"Credit Facility"), along with proceeds from home closings and other sources of liquidity, will be sufficient to fund currently anticipated working capital, investment in land and land development, construction of homes, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to issue new debt and/or equity securities as management deems necessary.

Operating Cash Flow Activities

In the first three months of 2012, we used $7.7 million of cash in our operating activities, compared to cash provided by operating activities of $2.6 million in the first three months of 2011. As is typical in the homebuilding industry, our primary uses of cash in operating our business during the three months ended March 31, 2012 were for land purchases, land development expenditures, the costs of home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash was revenues from home deliveries, along with revenues from our financial services operations. During the three months ended March 31, 2012, we spent $30.5 million on land and $9.3 million on land development, which was the primary use of cash during the first three months of 2012, compared to $26.9 million of like spending during the three months ended March 31, 2011. With respect to changes in assets and liabilities, the primary use of cash from operations in the first quarter of 2012 was an increase in total inventory of $24.6 million. This compares with a $4.2 million increase in total inventory in the first quarter of 2011. We also had a $1.5 million decrease in accrued compensation. Partially offsetting these decreases was a $4.7 million increase in other liabilities, along with a $4.2 million increase in our customer deposits in the first quarter of 2012.

The increase in cash used in operating activities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was driven by a $20.4 million increase in the net change in total inventory. Partially offsetting this increase was a $6.2 million favorable net change in our cash held in escrow, from an increase of $6.3 million during the first three months of 2011 to an increase of $0.1 million during the first three months of 2012, along with a $3.1 million increase in the net change in our customer deposits, from an increase of $1.1 million in the first quarter of 2011 to an increase of $4.2 million in the first quarter of 2012, as well as a $1.3 million increase in the net change in other liabilities, from an increase of $3.4 million in the first quarter of 2011 to an increase of $4.7 million in in the first quarter of 2012.
In the normal course of our business, in addition to our land purchases, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $7.4 million as of March 31, 2012 as consideration for the right to purchase land and lots in the future, including the right to purchase $151.4 million of land and lots during the years 2012 through 2019.
Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that in 2012, we will spend approximately $140 to $180 million on land purchases and land development. However, land transactions are subject to a number of contingencies and thus the timing of specific purchases is difficult to project. In addition, we will actively monitor market conditions and our ongoing pace of home deliveries, and we plan to adjust our land spending accordingly.
Investing Cash Flow Activities

For the three months ended March 31, 2012, we generated $27.3 million of cash from investing activities, compared to $1.0 million in the three months ended March 31, 2011. This increase in cash was primarily due to the $27.7 million reduction in restricted cash in the first three months of 2012 compared to the $1.6 million reduction in first three months of 2011. The $27.7 million reduction in restricted cash was the result of the January 31, 2012 amendment to our Credit Facility (the "2012 Amendment"), which is more fully described below in "Notes Payable - Homebuilding." Among other things, the 2012 Amendment allows us to maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement dated June 9, 2010, as amended, that governs the Credit Facility (the "Credit Agreement")) if the Company fails to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) or a minimum Adjusted Cash Flow Ratio (as defined in the Credit Agreement). As a result of the 2012 Amendment, the $25 million of cash previously pledged to the lenders under the Credit Facility and included as restricted cash at December 31, 2011 was released. At March 31, 2012, restricted cash consisted of homebuilding cash the Company had pledged as collateral at March 31, 2012 in accordance with the five secured Letter of Credit Facilities.

Financing Cash Flow Activities

For the three months ended March 31, 2012, we used $12.5 million of cash in our financing activities, compared to $4.5 million during the three months ended March 31, 2011. We repaid $11.0 million of bank borrowings during the first quarter of 2012 compared to $6.2 million during the first quarter of 2011 and we incurred $1.9 million of debt issue costs in the first three months of 2012 while we did not have any debt issue costs in the first three months of 2011.

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding and mortgage origination activities. We routinely monitor current operational requirements, financial market conditions, and credit relationships. We believe that our existing cash balances, cash from operations and borrowing resources will provide for our liquidity requirements. However, we continue to evaluate the impact of market conditions on our liquidity and we may modify our cash management and financing sources if market conditions change. We cannot be certain that we will be able to replace our existing financing or find sources of additional financing in the future. Please refer to “Item 1A. Risk Factors” in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash as of March 31, 2012:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	12/31/2014	$—	$48,486
Notes payable – financial services (b)	3/30/2013	$41,580	$219
2012 Senior Notes (c)	4/1/2012	$41,443	$—
2018 Senior Notes	11/15/2018	$200,000	$—

(a)
The available amount is computed in accordance with the borrowing base calculation under the Credit Facility and can be increased if we secure additional assets or invest additional amounts in the currently pledged assets. The 2012 Amendment provides that the Company may increase the amount of the Credit Facility from $140 million to up to $175 million in the aggregate, contingent on obtaining additional commitments from lenders. The Credit Facility has an expiration date of December 31, 2014.

(b)
The available amount is in accordance with the borrowing base calculation under M/I Financial's $70 million mortgage warehousing agreement dated April 18, 2011, as amended on March 23, 2012 (the “MIF Mortgage Warehousing Agreement”), and may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of the MIF Mortgage Warehousing Agreement is $70 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 30, 2013.

(c)	On April 2, 2012, the Company repaid the $41.4 million aggregate principal amount outstanding of the 2012 Senior Notes.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides revolving credit financing for the Company in the aggregate commitment amount of up to $140 million (with availability as determined by a borrowing base), including a $40 million sub-facility for letters of credit. The Credit Facility is governed by the Credit Agreement which was amended on January 31, 2012. Among other things, the 2012 Amendment amends the Credit Facility in the following respects: (1) the maturity date was extended from June 9, 2013 to December 31, 2014; (2) the Company may increase the amount of the Credit Facility up to $175 million in aggregate, contingent on obtaining additional commitments from lenders; (3) the interest coverage covenant in the Credit Facility was amended to require the Company to maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement) if the Interest Coverage Ratio and ACFO Ratio (as each is defined in the Credit Agreement) are both less than 1.50 (previously, the Company was required to maintain $25 million of cash pledged to the lenders if both of the interest coverage ratios were less than 1.50); (4) the aggregate commitment of the Credit Facility will begin to decrease in increments of $20 million on a quarterly basis, beginning September 30, 2013, if the Interest Coverage Ratio and ACFO Ratio are both less than 1.50, provided that this provision does not apply if, at the time of determination, the aggregate commitments of the lenders are less than or equal to $80 million and the Company has maintained an ACFO Ratio of greater than 1.10 to 1.00 for the trailing two fiscal quarters; (5) a component was added to the Secured Borrowing Base to allow up to $25 million of availability based on mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days, based on 35% of the aggregate book value of such mortgaged real property; and (6) the maximum dollar amount of letters of credit that may be issued under the Credit Agreement was increased to $40 million from $25 million.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement. As of March 31, 2012, the Company had no outstanding borrowings, and $18.3 million of issued and outstanding letters of credit under the Credit Facility, and the Company had pledged $202.8 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility.

The Company's obligations under the Credit Facility are secured by certain of the personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio, Indiana, Illinois and North Carolina.
Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security, plus 45% of the aggregate appraised value of mortgaged real property, plus up to $25 million of availability based on 35% of the aggregate book value of mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of March 31, 2012, there was $66.8 million of availability under the Credit Facility in accordance with the borrowing base calculation, and $18.3 million of letters of credit outstanding under the Credit Facility, leaving $48.5 million of remaining availability. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not wholly-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Non-Guarantor Subsidiaries, subject to limitations on the aggregate amount invested in such Non-Guarantor Subsidiaries.
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

•
Maintain one or more of the following: (i) a minimum Interest Coverage Ratio of 1.50 to 1.00; (ii) a minimum Adjusted Cash Flow Ratio of 1.50 to 1.00; or (iii) a combination of unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base of not less than $25 million in total. Each of the Company's ratios were less than the required minimum Interest Coverage Ratio and the minimum Adjusted Cash Flow Ratio for the quarters ended June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, and therefore, we were required to maintain either unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base (or a combination thereof) of not less than $25 million in accordance with the terms of the Credit Agreement.

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

As of March 31, 2012, the Company was in compliance with all financial covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2012:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$191.6	$264.0
Leverage Ratio	≤	1.50 to 1.00	1.14 to 1
Interest Coverage Ratio (a)	≥	1.50 to 1.00	1.13 to 1
Adjusted Cash Flow Ratio (a)	≥	1.50 to 1.00	(1.35) to 1
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$6.5
Adjusted Land Value	≤	$290.4	$172.0
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$79.2	$11.1
Unsold Housing Units and Model Homes	≤	822	536

(a)
The Company is required to meet one of these two interest coverage requirements or maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement).

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

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $30.7 million, of which $5.2 million was uncommitted at March 31, 2012 and could be withdrawn at any time. As of March 31, 2012, there was a total of $13.2 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $13.6 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. M/I Financial entered into the Second Amendment (the "Second Amendment") to the MIF Mortgage Warehousing Agreement on March 23, 2012. The Second Amendment, among other things, increased the maximum borrowing availability from $60.0 million to $70.0 million and extended the expiration date to March 30, 2013. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (i) the floating LIBOR rate plus 225 basis points and (ii) 3.50%.

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

As of March 31, 2012, there was $41.6 million outstanding under the MIF Mortgage Warehousing Agreement and the Company was in compliance with all financial covenants. The following table summarizes the restrictive covenant thresholds under the MIF Mortgage Warehousing Agreement and M/I Financial's compliance with such covenants as of March 31, 2012:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.00	3.67 to 1.00
Liquidity	≥	$5.0	$13.2
Adjusted Net Income	>	0.0	$2.8
Tangible Net Worth	≥	$10.0	$13.1

Senior Notes. On November 12, 2011, the Company closed on a private placement of $200 million aggregate principal amount of the 2018 Senior Notes which were subsequently exchanged for publicly registered notes in June of 2012. At March 31, 2012, we also had $41.4 million of our 2012 Senior Notes outstanding. At maturity, on April 2, 2012, the Company repaid the $41.4 million aggregate principal amount outstanding of the 2012 Senior Notes.

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

The Company must comply with certain covenants set forth in the indenture governing the 2018 Senior Notes. The covenants, as more fully described and defined in the indenture, limit the ability of the Company and the restricted subsidiaries to, among other things:

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

•
Make Investments except for Investments permitted under the applicable indenture, which permitted Investments include (i) Investments made in the normal operation of the Company's homebuilding and related business, (ii) Investments in cash and equivalents, (iii) Investments in Subsidiaries or Joint Ventures that are not Guarantors under the indenture, in an aggregate amount subsequent to the respective Issue Dates (net of any such Investment amounts re-distributed) not to exceed 15% of Consolidated Tangible Assets at any one time outstanding and (iv) other Investments in an aggregate amount not to exceed $40 million at any one time outstanding.

•
Make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket,” as defined in the indenture. As of March 31, 2012, the restricted payments basket under the indenture governing the 2018 Senior Notes was $(13.6) million. As a result of the deficit in the restricted payments basket under the indenture governing the 2018 Senior Notes, the Company is currently restricted from paying dividends on its common shares and its 9.75% Series A Preferred Shares, and from repurchasing any shares.

•	Create liens except for liens permitted under the applicable indenture (which permitted liens include liens under the Credit Facility).

•	Consolidate or merge with or into other companies.

•	Liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indentures governing the 2018 Senior Notes. As of March 31, 2012, the Company was in compliance with all terms, conditions, and financial covenants under the indentures.

Weighted Average Borrowings. For the three months ended March 31, 2012 and 2011, our weighted average borrowings outstanding were $280.4 million and $259.0 million, respectively, with a weighted average interest rate of 9.03% and 9.66%, respectively.  The increase in borrowings was primarily the result of the increase in borrowings under the MIF Mortgage Warehousing Agreement as a result of an increase in the number of loan originations during the first quarter of 2012.

At March 31, 2012 we had no outstanding borrowings under the Credit Facility. During the three months ended March 31, 2012, the average daily amount outstanding under the Credit Facility was $0.7 million and the maximum amount outstanding under the Credit Facility was $8.5 million. We expect to incur additional borrowings under the Credit Facility during the second quarter in 2012, but we do not expect the peak amount borrowed to exceed $50 million.  The actual amount borrowed will vary depending on various factors, including the timing and amount of land and house construction expenditures, payroll and other G&A costs, and cash receipts from home closings, as well as other cash receipts and payments.  The company experiences significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.  The amount borrowed would also be impacted by any capital markets transactions or additional financing executed by the Company during the quarter, if any.

There were $18.3 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2012. During the three months ended March 31, 2012, the average daily amount of letters of credit outstanding under the Credit Facility was $19.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $19.8 million.

At March 31, 2012, M/I Financial had $41.6 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2012, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $32.7 million and the maximum amount outstanding under the MIF Mortgage Warehousing Agreement was $52.6 million.

Preferred Shares. On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share (the “Preferred Shares”), or 4,000 Preferred Shares in the aggregate, for net proceeds of $96.3 million. Dividends on the Preferred Shares are non-cumulative and are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company's corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Preferred Shares will increase to 10.75% per year. We may not redeem the Preferred Shares prior to March 15, 2012, except following the occurrence of a change of control event. We may redeem the Preferred Shares in whole or in part at any time or from time to time, at a cash redemption price of $25 per depositary share. The Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law. The Preferred Shares are listed on the New York Stock Exchange under the trading symbol “MHO-PA.”

We did not pay any dividends on the Preferred Shares in the first three months of 2012. As a result of a current deficit in our restricted payments basket under the indenture governing our 2018 Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted from paying dividends until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative positive earnings in excess of the current deficit amount or the 2018 Senior Notes are repaid in full, and (2) our Board of Directors authorizes us to resume dividend payments.  See Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information concerning this restrictive covenant.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of March 31, 2012 to be the amount invested of $10.7 million.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of March 31, 2012 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $7.4 million, including prepaid acquisition costs of $1.1 million, and letters of credit of $2.8 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2012, the Company had outstanding $63.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $20.6 million of performance bonds and $23.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.0 million of financial letters of credit; and (3) $9.0 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility and the MIF Mortgage Warehousing Agreement, which permit borrowings of up to $210 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

Interest Rate Lock Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain home-buying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.

Some IRLCs are committed to a specific third party investor through the use of best-efforts whole loan delivery commitments matching the exact terms of the IRLC loan. Uncommitted IRLCs are considered derivative instruments and are fair value adjusted, with the resulting gain or loss recorded in current earnings.

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

The table below shows the notional amounts of our financial instruments at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
Description of financial instrument (in thousands)	2012	2011
Best-effort contracts and related committed IRLCs	$2,405	$1,088
Uncommitted IRLCs	40,731	25,912
FMBSs related to uncommitted IRLCs	40,000	26,000
Best-effort contracts and related mortgage loans held for sale	5,507	14,058
FMBSs related to mortgage loans held for sale	38,000	42,000
Mortgage loans held for sale covered by FMBSs	37,962	42,227

The table below shows the measurement of assets and liabilities at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2012	2011
Mortgage loans held for sale	$45,345	$57,275
Forward sales of mortgage-backed securities	295	(470)
Interest rate lock commitments	311	356
Best-efforts contracts	(60)	(129)
Total	$45,891	$57,032

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Description (in thousands)	2012	2011
Mortgage loans held for sale	$(597)	$2,031
Forward sales of mortgage-backed securities	765	50
Interest rate lock commitments	(47)	46
Best-efforts contracts	71	(195)
Total gain (loss) recognized	$192	$1,932

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2012:

	Weighted Average Interest	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	Rate	2012	2013	2014	2015	2016	Thereafter	Total	3/31/2012
ASSETS:
Mortgage loans held for sale:
Fixed rate	3.81%	$45,895	$—	$—	$—	$—	$—	$45,895	$44,747
Variable rate	2.64%	604	—	—	—	—	—	604	598

LIABILITIES:
Long-term debt — fixed rate	8.32%	$41,715	$391	$424	$459	$498	$203,390	$246,877	$245,580
Long-term debt — variable rate	3.50%	—	41,580	—	—	—	—	41,580	41,580

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 9). As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Action. The Company intends to vigorously defend against the claims of the remaining plaintiffs. Given the inherent uncertainties in this litigation, there can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 9 for further information on this matter.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of the Company's equity securities during the quarter ended March 31, 2012.  As discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements, as a result of the deficit in our restricted payments basket under the indenture governing our 2018 Senior Notes, we are currently restricted from repurchasing any of our common or preferred shares.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1
Amendment No. 1 to Mortgage Warehousing Agreement, dated November 29, 2011, by and among M/I Financial Corp., the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent (Filed herewith.)

10.2
Amendment No. 2 to Mortgage Warehousing Agreement, dated March 23, 2012, by and among M/I Financial Corp., the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent (Filed herewith.)

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

M/I Homes, Inc.
(Registrant)

Date:	April 27, 2012	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	April 27, 2012	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 1 to Mortgage Warehousing Agreement, dated November 29, 2011, by and among M/I Financial Corp., the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent (Filed herewith.)

10.2
Amendment No. 2 to Mortgage Warehousing Agreement, dated March 23, 2012, by and among M/I Financial Corp., the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent (Filed herewith.)

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