Form 10-Q
period 2012-06-30
M I HOMES INC
filed 2012-08-03
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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
Common shares, par value $.01 per share: 18,228,100 shares outstanding as of July 30, 2012.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash and cash equivalents	$44,297	$59,793
Restricted cash	12,593	41,334
Mortgage loans held for sale	49,779	57,275
Inventory	521,956	466,772
Property and equipment - net	12,902	14,358
Investment in Unconsolidated LLCs	10,904	10,357
Other assets	18,329	14,596
TOTAL ASSETS	$670,760	$664,485

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$51,307	$41,256
Customer deposits	10,508	4,181
Other liabilities	37,854	39,348
Community development district ("CDD") obligations	5,326	5,983
Obligation for consolidated inventory not owned	6,040	2,944
Note payable bank - financial services operations	46,343	52,606
Note payable - other	10,766	5,801
Senior notes	227,470	239,016
TOTAL LIABILITIES	395,614	391,135

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 22,101,723 shares at both June 30, 2012 and December 31, 2011	221	221
Additional paid-in capital	139,271	139,943
Retained earnings	103,719	103,701
Treasury shares - at cost - 3,242,024 and 3,365,366 shares, respectively, at June 30, 2012 and December 31, 2011	(64,390)	(66,840)
TOTAL SHAREHOLDERS' EQUITY	275,146	273,350
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$670,760	$664,485

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$170,994	$137,444	$302,119	$248,014
Costs and expenses:
Land and housing	137,111	114,043	244,441	206,617
Impairment of inventory and investment in Unconsolidated LLCs	472	5,445	567	16,316
General and administrative	13,826	12,766	26,283	24,168
Selling	12,825	10,754	23,836	19,408
Interest	3,461	3,465	8,067	7,500
Total costs and expenses	167,695	146,473	303,194	274,009

Income (loss) before income taxes	3,299	(9,029)	(1,075)	(25,995)

Provision (benefit) for income taxes	95	115	(1,093)	188

Net income (loss)	$3,204	$(9,144)	$18	$(26,183)

Earnings (loss) per common share:
Basic	$0.17	$(0.49)	$—	$(1.40)
Diluted	$0.17	$(0.49)	$—	$(1.40)

Weighted average shares outstanding:
Basic	18,833	18,711	18,803	18,663
Diluted	19,031	18,711	18,998	18,663

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Six Months Ended June 30, 2012
	(Unaudited)
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2011	4,000	$96,325	18,736,357	$221	$139,943	$103,701	$(66,840)	$273,350
Net income	—	—	—	—	—	18	—	18
Stock options exercised	—	—	90,813	—	(1,064)	—	1,804	740
Stock-based compensation expense	—	—	—	—	964	—	—	964
Deferral of executive and director compensation	—	—	—	—	74	—	—	74
Executive and director deferred compensation distributions	—	—	32,529	—	(646)	—	646	—
Balance at June 30, 2012	4,000	$96,325	18,859,699	$221	$139,271	$103,719	$(64,390)	$275,146

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
(Dollars in thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$18	$(26,183)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	823	15,637
Impairment of investment in Unconsolidated LLCs	—	979
Bargain purchase gain	(1,219)	—
Mortgage loan originations	(216,055)	(164,123)
Proceeds from the sale of mortgage loans	223,655	173,861
Fair value adjustment of mortgage loans held for sale	(104)	(2,151)
Depreciation	2,808	2,517
Amortization of intangibles, debt discount and debt issue costs	1,178	1,271
Stock-based compensation expense	964	1,042
Deferred income tax benefit (expense)	143	(10,312)
Deferred tax asset valuation (benefit) expense	(143)	10,312
Other	1	(181)
Change in assets and liabilities:
Cash held in escrow	(15)	(3,731)
Inventory	(47,557)	(23,063)
Other assets	(1,666)	1,722
Accounts payable	8,975	13,438
Customer deposits	6,136	1,911
Accrued compensation	(1,431)	(1,171)
Other liabilities	(40)	(294)
Net cash used in operating activities	(23,529)	(8,519)

INVESTING ACTIVITIES:
Change in restricted cash	28,756	(23,248)
Purchase of property and equipment	(252)	(709)
Acquisition, net of cash acquired	(4,707)	(4,654)
Investment in Unconsolidated LLCs	(563)	(454)
Return of investment from Unconsolidated LLCs	—	21
Net cash provided by (used in) investing activities	23,234	(29,044)

FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	(41,443)	—
Net proceeds from issuance of senior notes	29,700	—
Repayments of bank borrowings - net	(6,263)	(64)
Proceeds from (repayments of) note payable-other and CDD bond obligations	4,965	(52)
Debt issue costs	(2,900)	(220)
Proceeds from exercise of stock options	740	1,433
Excess tax deficiency from stock-based payment arrangements	—	158
Net cash (used in) provided by financing activities	(15,201)	1,255
Net decrease in cash and cash equivalents	(15,496)	(36,308)
Cash and cash equivalents balance at beginning of period	59,793	81,208
Cash and cash equivalents balance at end of period	$44,297	$44,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$7,234	$6,453
Income taxes	$212	$219

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(657)	$(473)
Consolidated inventory not owned	$3,096	$547
Contingent consideration related to acquisition	$—	$512

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

Reclassifications

Certain amounts in the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 have been reclassified to conform to the six months ended June 30, 2012 presentation. The Company believes these reclassifications are immaterial to the Unaudited Condensed Consolidated Financial Statements.

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

NOTE 2. Cash and Restricted Cash

The table below is a summary of our cash balances at June 30, 2012 and December 31, 2011:

(In thousands)	June 30, 2012	December 31, 2011

Homebuilding	$27,914	$43,539
Financial services	16,383	16,254
Unrestricted cash and cash equivalents	$44,297	$59,793
Restricted cash	12,593	41,334
Total cash, cash equivalents and restricted cash	$56,890	$101,127

Restricted cash at June 30, 2012 consists of homebuilding cash the Company had pledged as collateral in accordance with the five secured credit agreements for the issuance of letters of credit outside of the Credit Facility to which the Company is a party (collectively, the "Letter of Credit Facilities"). The reduction in restricted cash at June 30, 2012 compared to December 31, 2011 was primarily the result of an amendment dated January 31, 2012 (the "2012 Amendment") to the Company's $140 million secured revolving credit facility (the "Credit Facility"). As a result of the 2012 Amendment, the Company was able to release $25.0 million of restricted cash that had been pledged to the lenders under the Credit Facility.

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

The fair value of mortgage loans held for sale is estimated based primarily on published prices for mortgage-backed securities with similar characteristics.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company sells the majority of its loans on a servicing released basis, and receives a servicing release premium upon sale.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and company experience.

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

The table below shows the notional amounts of our financial instruments at June 30, 2012 and December 31, 2011:

Description of financial instrument (in thousands)	June 30, 2012	December 31, 2011
Best efforts contracts and related committed IRLCs	$2,989	$1,088
Uncommitted IRLCs	35,322	25,912
FMBSs related to uncommitted IRLCs	36,000	26,000
Best efforts contracts and related mortgage loans held for sale	3,944	14,058
FMBSs related to mortgage loans held for sale	44,000	42,000
Mortgage loans held for sale covered by FMBSs	44,258	42,227

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2012 and December 31, 2011:

Description of Financial Instrument (in thousands)	Fair Value Measurements June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$49,779	$—	$49,779	$—
Forward sales of mortgage-backed securities	(557)	—	(557)	—
Interest rate lock commitments	345	—	345	—
Best-efforts contracts	(124)	—	(124)	—
Total	$49,443	$—	$49,443	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$57,275	$—	$57,275	$—
Forward sales of mortgage-backed securities	(470)	—	(470)	—
Interest rate lock commitments	356	—	356	—
Best-efforts contracts	(129)	—	(129)	—
Total	$57,032	$—	$57,032	$—

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2012	2011	2012	2011
Mortgage loans held for sale	$700	$119	$103	$2,150
Forward sales of mortgage-backed securities	(852)	(34)	(87)	16
Interest rate lock commitments	34	182	(13)	228
Best-efforts contracts	(64)	(80)	7	(275)
Total (loss) gain recognized	$(182)	$187	$10	$2,119

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2012		June 30, 2012
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$557
Interest rate lock commitments	Other assets	345	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	124
Total fair value measurements		$345		$681

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$470
Interest rate lock commitments	Other assets	356	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	129
Total fair value measurements		$356		$599

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

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. Our overall absorption rate was 1.7 per community per month for the year ended December 31, 2011 and 2.2 per community per month for the first six months of 2012. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, foreclosure sales, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters.

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

The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of June 30, 2012, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.

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

The tables below show the level and measurement of assets and liabilities measured on a non-recurring basis as of and for the six months ended June 30, 2012 and as of and for the year ended December 31, 2011:

Description of asset or liability (In thousands)	Fair Value Measurements June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Six Months Ended June 30, 2012

Inventory	$607	$—	$—	$607	$567
Investments in Unconsolidated LLCs	—	—	—	—	—

Total fair value measurements	$607	$—	$—	$607	$567

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Year Ended December 31, 2011

Inventory	$43,659	$—	$—	$43,659	$20,964
Investments in Unconsolidated LLCs	970	—	—	970	1,029

Total fair value measurements	$44,629	$—	$—	$44,629	$21,993

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at June 30, 2012 and December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	June 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$56,890	$56,890	$101,127	$101,127
Mortgage loans held for sale	49,779	49,779	57,275	57,275
Split dollar life insurance policies	719	671	719	655
Notes receivable	823	785	851	753
Commitments to extend real estate loans	345	345	356	356
Liabilities:
Note payable - banks	46,343	46,343	52,606	52,606
Mortgage notes payable	5,345	5,905	5,521	6,076
Senior Notes	227,470	236,613	239,016	218,925
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	124	124	470	470
Forward sales of mortgage-backed securities	557	557	129	129
Off-Balance Sheet Financial Instruments:
Letters of credit	—	407	—	792

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2012 and December 31, 2011:

Cash, Restricted Cash and Other Liabilities. The carrying amounts of these items approximate fair value.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at June 30, 2012 and December 31, 2011. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

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

Letters of Credit. Letters of credit of $29.0 million and $35.8 million represent potential commitments at June 30, 2012 and December 31, 2011, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 4. Inventory

A summary of the Company's inventory as of June 30, 2012 and December 31, 2011 is as follows:

(In thousands)	June 30, 2012	December 31, 2011
Single-family lots, land and land development costs	$242,377	$242,372
Land held for sale	9,889	—
Homes under construction	218,140	181,483
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2012 - $4,354; December 31, 2011 - $4,340)	36,111	27,662
Community development district infrastructure	5,326	5,983
Land purchase deposits	4,073	2,676
Consolidated inventory not owned	6,040	6,596
Total inventory	$521,956	$466,772

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of June 30, 2012 and December 31, 2011, we had 578 homes (with a carrying value of $67.6 million) and 573 homes (with a carrying value of $85.5 million), respectively, included in homes under construction that were not subject to a sales contract.

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

A summary of the Company’s valuation adjustments and write-offs for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Impairment of operating communities:
Midwest	$10	$114	$10	$2,982
Southern	—	101	—	1,865
Mid-Atlantic	—	17	—	17
Total impairment of operating communities (a)	$10	$232	$10	$4,864
Impairment of future communities:
Midwest	$462	$4,234	$462	$6,378
Southern	—	—	—	3,455
Mid-Atlantic	—	—	—	—
Total impairment of future communities (a)	$462	$4,234	$462	$9,833
Impairment of land held for sale:
Midwest	$—	$—	$95	$—
Southern	—	—	—	590
Mid-Atlantic	—	—	—	—
Total impairment of land held for sale (a)	$—	$—	$95	$590
Option deposits and pre-acquisition costs write-offs:
Midwest	$34	$1	$36	$22
Southern	103	29	110	37
Mid-Atlantic	88	12	110	241
Total option deposits and pre-acquisition costs write-offs (b)	$225	$42	$256	$300
Impairment of investments in Unconsolidated LLCs:
Midwest	$—	$979	$—	$979
Southern	—	—	—	50
Mid-Atlantic	—	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$—	$979	$—	$1,029
Total impairments and write-offs of option deposits and pre-acquisition costs	$697	$5,487	$823	$16,616

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 6. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Capitalized interest, beginning of period	$18,170	$19,899	$18,869	$20,075
Interest capitalized to inventory	2,688	2,678	4,554	4,840
Capitalized interest charged to cost of sales	(2,891)	(2,819)	(5,456)	(5,157)
Capitalized interest, end of period	$17,967	$19,758	$17,967	$19,758

Interest incurred — net	$6,149	$6,143	$12,621	$12,340

NOTE 7. Investment in Unconsolidated Limited Liability Companies

At June 30, 2012, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs that do not meet the criteria of variable interest entities. These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. The Company's maximum exposure related to its investment in these entities as of June 30, 2012 was the amount invested of

$10.9 million. Included in the Company's investment in Unconsolidated LLCs at both June 30, 2012 and December 31, 2011 were $0.8 million of capitalized interest and other costs. The Company does not have a controlling interest in these Unconsolidated LLCs; therefore, they are recorded using the equity method of accounting.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis. If the fair value of the investment (see Note 3) is less than the investment's carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

NOTE 8. Guarantees and Indemnifications

Warranty

The Company generally offers a limited warranty program in conjunction with a thirty-year transferable structural limited warranty on homes closed after September 30, 2007. This limited warranty program covers construction defects and certain damage resulting from construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. Warranty expense is accrued as the home sale is recognized and is intended to cover estimated material and outside labor costs to be incurred during the warranty period.

The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets. A summary of warranty activity for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Warranty accrual, beginning of period	$8,548	$7,925	$9,025	$8,335
Warranty expense on homes delivered during the period	1,333	1,100	2,375	1,969
Changes in estimates for pre-existing warranties	147	30	90	(100)
Settlements made during the period	(1,295)	(1,220)	(2,757)	(2,369)
Warranty accrual, end of period	$8,733	$7,835	$8,733	$7,835

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a wholly-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $13.4 million and $53.0 million were covered under the above guarantees as of June 30, 2012 and December 31, 2011, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at June 30, 2012, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements during the six months ended June 30, 2012, but has received inquiries concerning underwriting matters from purchasers of its loans concerning certain loans under those agreements.  The total of these loans was approximately $3.3 million and $4.6 million at June 30, 2012 and December 31, 2011, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of June 30, 2012 and December 31, 2011, the total of all loans indemnified to third party insurers relating to the above agreements was $1.2 million and $1.4 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to the guarantees described above totaling $2.6 million and $2.8 million at June 30, 2012 and December 31, 2011, respectively, which is management's best estimate of the Company's liability.

At June 30, 2012, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes"). The Company's obligations under both the 2018 Senior Notes and the Credit Facility are guaranteed jointly and severally by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 9. Commitments and Contingencies

At June 30, 2012, the Company had outstanding approximately $61.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016. Included in this total are: (1) $19.1 million of performance and maintenance bonds and $22.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.8 million of financial letters of credit, of which $2.9 million represent deposits on land and lot purchase agreements; and (3) $9.8 million of financial bonds.

As of June 30, 2012, the Company has identified 93 homes that have been confirmed as having defective drywall installed by our subcontractors.  All of these homes are located in Florida.  As of June 30, 2012, we have completed the repair of 88 homes and are in the process of repairing two homes. The remaining three homeowners have not granted us authority to repair their homes. In consideration for performing these repairs, we received from the homeowner a full release of claims (excluding, in nearly all cases, personal injury claims) arising from the defective drywall. Since 2009, the Company has accrued approximately $13.0 million for the repair of these 93 homes. The remaining balance in this accrual is $0.8 million, which is included in Other liabilities on the Company's Consolidated Balance Sheets. Based on our investigation to date and our evaluation of the defective drywall issue, we believe our existing accrual is sufficient to cover costs and claims associated with the repair of these homes. However, if we identify additional homes with defective drywall, we may increase the accrual for costs of repair attributable to defective drywall. The Company has made demand for reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall. Please refer to Note 10 for further information on this matter.

At June 30, 2012, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $165.3 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 10. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 9). As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Action. The MDL Court recently preliminarily approved a global class action settlement, which is intended to resolve all Chinese Drywall-related claims of and against those who participate in the settlement.  A final fairness and approval hearing is currently scheduled for November 2012. The Company intends to vigorously defend against the claims of any plaintiffs who are not bound by or elect to opt out of the class action settlement. Given the inherent uncertainties in this litigation, as of June 30, 2012, no accrual has been recorded (other than the accrual for repairs described in Note 9) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. There can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 9 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by

insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At June 30, 2012 and December 31, 2011, we had $0.3 million and $0.5 million reserved for legal expenses, respectively.

NOTE 11. Debt

Notes Payable - Homebuilding

At June 30, 2012, borrowing availability under the Credit Facility was $68.7 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $16.7 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $52.0 million. At June 30, 2012, the Company had pledged $202.6 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility. At June 30, 2012, the Company was in compliance with all financial covenants of the Credit Facility.

At June 30, 2012, there was $12.2 million of outstanding letters of credit under the Company's five secured Letter of Credit Facilities, which was collateralized with $12.5 million of the Company's cash.

Notes Payable — Financial Services

At June 30, 2012, M/I Financial had $46.3 million outstanding under the MIF Mortgage Warehousing Agreement, and was in compliance with all financial covenants of that agreement.

Senior Notes

At maturity, on April 2, 2012, the Company repaid the $41.4 million aggregate principal amount outstanding of its 6.875% Senior Notes due 2012 (the “2012 Senior Notes”) . On May 8, 2012, the Company closed on its private placement of an additional $30.0 million aggregate principal amount of the 2018 Senior Notes which were subsequently exchanged for publicly registered notes in July 2012. The additional notes were issued under the indenture pursuant to which the Company's outstanding $200.0 million aggregate principal amount of 2018 Senior Notes (the "Original Senior Notes") were issued and have substantially identical terms to the terms of the Original Senior Notes. As of June 30, 2012, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.

The indenture governing our 2018 Senior Notes contains restrictive covenants that limit, among other things, the ability of the Company to pay dividends on common and preferred shares, or repurchase any shares.  If our "restricted payments basket," as defined in the indenture, is less than zero, we are restricted from making certain payments, including dividends, as well as from repurchasing any shares. At June 30, 2012, the restricted payments basket was $(11.6) million under the indenture governing our 2018 Senior Notes. As a result of the deficit in our restricted payments basket under the indenture governing our 2018 Senior Notes, we are currently restricted from paying dividends on our common shares and our 9.75% Series A Preferred Shares, and from repurchasing any of our common or preferred shares. These restrictions do not affect our compliance with any of the covenants contained in the Credit Facility.

NOTE 12. Earnings (Loss) Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income (loss) available to common shareholders and basic and diluted income (loss) per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Basic weighted average shares outstanding	18,833	18,711	18,803	18,663
Effect of dilutive securities:
Stock option awards	74	—	61	—
Deferred compensation awards	124	—	134	—
Diluted weighted average shares outstanding	19,031	18,711	18,998	18,663

Net income (loss) available to common shareholders	$3,204	$(9,143)	$18	$(26,183)
Earnings (loss) per common share
Basic	$0.17	$(0.49)	$—	$(1.40)
Diluted	$0.17	$(0.49)	$—	$(1.40)
Anti-dilutive equity awards not included in the calculation
of diluted earnings per common share	1,635	2,206	1,287	2,201

The Company's outstanding preferred stock meets the definition of a participating security and accordingly the application of the two-class method in computing earnings per share must be applied in periods with net income. As participation by our preferred shareholders is only entitled upon the occurrence of a contingent event, no adjustment to net income available to common shareholders will be reflected until the contingent event has occurred. See further explanation in Note 11 under Senior Notes regarding our restriction on paying dividends to our preferred shareholders.

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

The Company evaluates its deferred tax assets, including net operating results, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's current and prior year pre-tax losses present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in a four-year cumulative pre-tax loss position. We currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  During the six months ended June 30, 2012, the Company reduced its valuation allowance by $0.1 million, for a total valuation allowance recorded of $140.7 million, against its deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

At June 30, 2012, the Company had federal net operating loss carryforwards of approximately $84.9 million and federal credit carryforwards of $3.7 million.  These federal carryforward benefits will begin to expire in 2028. The Company also had state net operating loss benefits of $15.8 million, with $8.6 million expiring between 2020 and 2027, and $7.2 million expiring between 2028 and 2033.

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

In April 2012, we expanded our Houston, Texas operations by acquiring the assets of a privately-held homebuilder based in Houston, Texas. In connection with this acquisition, we recorded a $1.2 million bargain purchase gain in accordance with generally accepted accounting principles as the cash purchase price was less than the fair market value of the assets acquired.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating income (loss) and interest expense for the three and six months ended June 30, 2012 and 2011, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Revenue:
Midwest homebuilding	$63,026	$58,878	$119,979	$109,350
Southern homebuilding	43,499	31,900	72,572	48,836
Mid-Atlantic homebuilding	59,545	43,371	100,328	83,333
Financial services	4,924	3,295	9,240	6,495
Total revenue	$170,994	$137,444	$302,119	$248,014

Operating income (loss):
Midwest homebuilding (a)	$3,961	$(3,669)	$5,072	$(8,289)
Southern homebuilding (a)	2,808	(58)	3,693	(6,692)
Mid-Atlantic homebuilding (a)	3,248	1,857	3,709	3,050
Financial services	2,210	1,612	4,646	3,234
Less: Corporate selling, general and administrative expenses	(5,467)	(5,306)	(10,128)	(9,798)
Total operating income (loss)	$6,760	$(5,564)	$6,992	$(18,495)

Interest expense:
Midwest homebuilding	$1,211	$1,440	$2,937	$3,321
Southern homebuilding	743	661	1,545	1,197
Mid-Atlantic homebuilding	1,196	1,193	2,906	2,541
Financial services	311	171	679	441
Total interest expense	$3,461	$3,465	$8,067	$7,500

Income (loss) before income taxes	$3,299	$(9,029)	$(1,075)	$(25,995)

(a)
For the three months ended June 30, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $0.7 million and $5.5 million, respectively. These charges reduced operating income by $0.5 million and $5.3 million in the Midwest region for the three months ended June 30, 2012 and 2011, respectively, and $0.1 million in the Southern region and less than $0.1 million in the Mid-Atlantic region for both the three months ended June 30, 2012 and 2011.

For the six months ended June 30, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $0.8 million and $16.6 million, respectively. These charges reduced operating income by $0.6 million and $10.4 million in the Midwest region, $0.1 million and $6.0 million in the Southern region and $0.1 million and $0.3 million in the Mid-Atlantic region for the six months ended June 30, 2012 and 2011, respectively.

The following tables show total assets by segment:

	June 30, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$840	$1,250	$1,983	$—	$4,073
Inventory (a)	202,475	113,837	201,571	—	517,883
Investments in Unconsolidated LLCs	5,232	5,672	—	—	10,904
Other assets	6,972	4,531	9,267	117,130	137,900
Total assets	$215,519	$125,290	$212,821	$117,130	$670,760

	December 31, 2011
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in Unconsolidated LLCs	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

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

As of June 30, 2012, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.

In the condensed financial tables presented below, the parent company presents all of its wholly-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$166,070	$4,924	$—	$170,994
Costs and expenses:
Land and housing	—	137,111	—	—	137,111
Impairment of inventory and investment in Unconsolidated LLCs	—	472	—	—	472
General and administrative	—	11,033	2,793	—	13,826
Selling	—	12,825	—	—	12,825
Interest	—	3,150	311	—	3,461
Total costs and expenses	—	164,591	3,104	—	167,695

Income (loss) before income taxes	—	1,479	1,820	—	3,299

(Benefit) provision for income taxes	—	(519)	614	—	95

Equity in subsidiaries	3,204	—	—	(3,204)	—

Net income (loss)	$3,204	$1,998	$1,206	$(3,204)	$3,204

	Three Months Ended June 30, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$134,149	$3,295	$—	$137,444
Costs and expenses:
Land and housing	—	114,043	—	—	114,043
Impairment of inventory and investment in Unconsolidated LLCs	—	5,445	—	—	5,445
General and administrative	—	10,994	1,772	—	12,766
Selling	—	10,754	—	—	10,754
Interest	—	3,294	171	—	3,465
Total costs and expenses	—	144,530	1,943	—	146,473

(Loss) income before income taxes	—	(10,381)	1,352	—	(9,029)

(Benefit) provision for income taxes	—	(282)	397	—	115

Equity in subsidiaries	(9,144)	—	—	9,144	—

Net (loss) income	$(9,144)	$(10,099)	$955	$9,144	$(9,144)

	Six Months Ended June 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$292,879	$9,240	$—	$302,119
Costs and expenses:
Land and housing	—	244,441	—	—	244,441
Impairment of inventory and investment in Unconsolidated LLCs	—	567	—	—	567
General and administrative	—	21,513	4,770	—	26,283
Selling	—	23,835	1	—	23,836
Interest	—	7,388	679	—	8,067
Total costs and expenses	—	297,744	5,450	—	303,194

(Loss) income before income taxes	—	(4,865)	3,790	—	(1,075)

(Benefit) provision for income taxes	—	(2,400)	1,307	—	(1,093)

Equity in subsidiaries	18	—	—	(18)	—

Net income (loss)	$18	$(2,465)	$2,483	$(18)	$18

	Six Months Ended June 30, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$241,519	$6,495	$—	$248,014
Costs and expenses:
Land and housing	—	206,617	—	—	206,617
Impairment of inventory and investment in Unconsolidated LLCs	—	16,316	—	—	16,316
General and administrative	—	20,692	3,476	—	24,168
Selling	—	19,408	—	—	19,408
Interest	—	7,059	441	—	7,500
Total costs and expenses	—	270,092	3,917	—	274,009

(Loss) income before income taxes	—	(28,573)	2,578	—	(25,995)

(Benefit) provision for income taxes	—	(637)	825	—	188

Equity in subsidiaries	(26,183)	—	—	26,183	—

Net (loss) income	$(26,183)	$(27,936)	$1,753	$26,183	$(26,183)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$27,914	$16,383	$—	$44,297
Restricted cash	—	12,593	—	—	12,593
Mortgage loans held for sale	—	—	49,779	—	49,779
Inventory	—	521,956	—	—	521,956
Property and equipment - net	—	12,812	90	—	12,902
Investment in Unconsolidated LLCs	—	—	10,904	—	10,904
Investment in subsidiaries	379,727	—	—	(379,727)	—
Intercompany	115,581	(105,709)	(9,872)	—	—
Other assets	7,308	10,255	766	—	18,329
TOTAL ASSETS	$502,616	$479,821	$68,050	$(379,727)	$670,760

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$50,625	$682	$—	$51,307
Customer deposits	—	10,508	—	—	10,508
Other liabilities	—	32,995	4,859	—	37,854
Community development district obligations	—	5,326	—	—	5,326
Obligation for consolidated inventory not owned	—	6,040	—	—	6,040
Note payable bank - financial services operations	—	—	46,343	—	46,343
Note payable - other	—	10,766	—	—	10,766
Senior notes	227,470	—	—	—	227,470
TOTAL LIABILITIES	227,470	116,260	51,884	—	395,614

Shareholders' equity	275,146	363,561	16,166	(379,727)	275,146

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$502,616	$479,821	$68,050	$(379,727)	$670,760

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$43,539	$16,254	$—	$59,793
Restricted cash	—	41,334	—	—	41,334
Mortgage loans held for sale	—	—	57,275	—	57,275
Inventory	—	466,772	—	—	466,772
Property and equipment - net	—	14,241	117	—	14,358
Investment in Unconsolidated LLCs	—	—	10,357	—	10,357
Investment in subsidiaries	381,709	—	—	(381,709)	—
Intercompany	125,272	(115,058)	(10,214)	—	—
Other assets	5,385	8,455	756	—	14,596
TOTAL ASSETS	$512,366	$459,283	$74,545	$(381,709)	$664,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$40,759	$497	$—	$41,256
Customer deposits	—	4,181	—	—	4,181
Other liabilities	—	33,589	5,759	—	39,348
Community development district obligations	—	5,983	—	—	5,983
Obligation for consolidated inventory not owned	—	2,944	—	—	2,944
Note payable bank - financial services operations	—	—	52,606	—	52,606
Note payable - other	—	5,801	—	—	5,801
Senior notes	239,016	—	—	—	239,016
TOTAL LIABILITIES	239,016	93,257	58,862	—	391,135

Shareholders' equity	273,350	366,026	15,683	(381,709)	273,350

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,366	$459,283	$74,545	$(381,709)	$664,485

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(32,922)	$9,393	$—	$(23,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	28,756	—	—	28,756
Purchase of property and equipment	—	(242)	(10)	—	(252)
Acquisition, net of cash acquired	—	(4,707)	—	—	(4,707)
Investments in and advances to Unconsolidated LLC's	—	—	(563)	—	(563)
Return of investment from Unconsolidated LLCs	—	—	—	—	—
Net cash provided by (used in) investing activities	—	23,807	(573)	—	23,234

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes	(41,443)	—	—	—	(41,443)
Repayments of bank borrowings - net	—	—	(6,263)	—	(6,263)
Principal repayments of note payable - other and community development district bond obligations	—	4,965	—	—	4,965
Proceeds from issuance of senior notes	29,700	—	—	—	29,700
Intercompany financing	11,003	(8,606)	(2,397)	—	—
Debt issue costs	—	(2,869)	(31)	—	(2,900)
Proceeds from exercise of stock options	740	—	—	—	740
Excess tax benefits from stock-based payment arrangements	—	—	—	—	—
Net cash used in financing activities	—	(6,510)	(8,691)	—	(15,201)

Net (decrease) increase in cash and cash equivalents	—	(15,625)	129	—	(15,496)
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$27,914	$16,383	$—	$44,297

	Six Months Ended June 30, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(20,847)	$12,328	$—	$(8,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(23,248)	—	—	(23,248)
Purchase of property and equipment	—	(699)	(10)	—	(709)
Acquisition, net of cash acquired	—	(4,654)	—	—	(4,654)
Investments in and advances to Unconsolidated LLC's	—	—	(454)	—	(454)
Return of investment from Unconsolidated LLCs	—	—	21	—	21
Net cash used in investing activities	—	(28,601)	(443)	—	(29,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(64)	—	(64)
Principal repayments of note payable - other and community development district bond obligations	—	(52)	—	—	(52)
Intercompany financing	(1,591)	6,638	(5,047)	—	—
Debt issue costs	—	(150)	(70)	—	(220)
Proceeds from exercise of stock options	1,433	—	—	—	1,433
Excess tax deficiency from stock-based payment arrangements	158	—	—	—	158
Net cash provided by (used in) financing activities	—	6,436	(5,181)	—	1,255

Net (decrease) increase in cash and cash equivalents	—	(43,012)	6,704	—	(36,308)
Cash and cash equivalents balance at beginning of period	—	71,874	9,334	—	81,208
Cash and cash equivalents balance at end of period	$—	$28,862	$16,038	$—	$44,900

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 81,500 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Homes, TriStone Homes and Triumph Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011for additional information about our accounting policies.

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2012 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

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

In April 2012, we expanded our Houston, Texas operations by acquiring the assets of a privately-held homebuilder.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Results and Trends for the Three and Six Months Ended June 30, 2012

Outlook

During the first half of 2012, we, as well as others in the homebuilding industry, have seen signs that the overall housing market is stabilizing and beginning to recover from the severe housing downturn that began in mid-2006. Historically high affordability of home ownership, particularly when compared to rising rental costs, record-low interest rates for residential consumer mortgage loans and improving trends in the economy, including recent job growth and increased consumer confidence, have helped spur sales activity. Meanwhile, relatively low inventories of homes available for sale in some of our markets helped to moderate prior downward trends in home prices and, in a few of our markets, has helped increase sales prices. These factors are evident in both our 2012 second quarter and first half operating results as we experienced increased traffic, new contracts, homes delivered and backlog, as well as improved sales paces and prices across many of our open communities. In addition, our gross margins, operating margins and operating leverage statistics have also improved when compared to our results from a year ago. Notwithstanding the somewhat healthier environment, we do believe the pace of recovery will be uneven, with local economic and employment dynamics strongly influencing the health or weakness of individual housing markets and even communities within housing markets. In addition, the overall homebuilding industry still faces significant challenges from uncertain macroeconomic conditions, uncertainty regarding job growth, tight residential consumer mortgage lending standards and reduced credit availability for residential consumer mortgage loans, among other factors.

Although the recent positive trends in the homebuilding industry and in our business, in particular, have been encouraging and we expect that the housing market, in general, will continue to gradually strengthen as the economy continues to improve, we are not convinced that all of the negative conditions are completely behind us. With this in mind, we will continue to focus on the following primary strategic business objectives focused on profitability:

•	maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	improving affordability through design changes and other cost reduction efforts;

•	strategically investing in new communities and/or markets; and

•	possessing a meaningful presence in our markets.

Overview

We have historically experienced, and expect to continue to experience, variability in our quarterly results. Our results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

As a result of the improving operating conditions described above and our continued effort to manage our business with a focus on profitability, we experienced improvements in a number of operational metrics and our financial results for the three and six months ended June 30, 2012.

Operationally, for the quarter ended June 30, 2012, we experienced a 30% increase in our new contracts, a 6% increase in our homes delivered, and a 14% increase in the average sales price of our homes delivered compared to 2011's second quarter. We also experienced a 40% increase in our number of homes in backlog as well as a 50% increase in the overall sales value of our backlog over prior year's second quarter. For the first half of 2012, new contracts increased 23%, homes delivered increased 10%, and the average sales price of our homes delivered increased 9% over the first half of 2011. In addition, we continue to invest in new communities that we believe are helping us in our effort to restore our profitability when and as housing markets improve. During the three months ended June 30, 2012, we opened 12 new communities and closed 10 old communities, and are experiencing higher gross margins in our new communities (19.8%) compared to our legacy communities (15.0%). Of our homes delivered during the second quarter of 2012, 71% of them were in new communities (defined by us as those having opened after January 1, 2009), compared to 51% during the second quarter of 2011.

From a financial perspective for the three and six months ended June 30, 2012, we improved our financial results in several areas. Most notably for the quarter ended June 30, 2012, we achieved net income of $3.2 million, or $0.17 per diluted share, compared to a loss of $9.1 million, or $0.49 loss per share, for the quarter ended June 30, 2011. We also achieved net income for the six month period ended June 30, 2012 of less than $0.1 million compared to a loss of $26.2 million for the same period in 2011. Below is a further description of the additional improvements in our financial results.

•
For the quarter ended June 30, 2012, total revenue increased $33.6 million (24%), from $137.4 million in the second quarter of 2011 to $171.0 million in the second quarter of 2012. This increase was attributable to a 6% increase in homes delivered, from 590 in the second quarter of 2011 to 625 in the second quarter of 2012, along with a 14% increase in the average sales price of homes delivered, from $227,000 in the second quarter of 2011 to $259,000 in the second quarter of 2012. We also had $4.2 million of revenue from land sales in 2012's second quarter compared to only $0.1 million in 2011's second quarter. Revenue in our financial services segment increased 48%, from $3.3 million for the quarter ended June 30, 2011 to $4.9 million for the quarter ended June 30, 2012, which was the result of a 17% increase in the number of loans originated, from 448 in the second quarter of 2011 to 522 in the second quarter of 2012.

•
Income before taxes for the quarter ended June 30, 2012 was $3.3 million compared to loss before taxes of $9.0 million for the quarter ended June 30, 2011. The $12.3 million increase was primarily due to the increase in revenue described above and lower impairment charges taken during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. During the second quarter of 2012, the Company incurred charges totaling $0.7 million related to the impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs, compared to $5.5 million of like charges in the second quarter of 2011. Our adjusted operating gross margin percentage for the three months ended June 30, 2012 increased to 19.8% compared to 17.0% for the three months ended June 30, 2011. Excluding the charges above, the Company earned adjusted pre-tax income from operations of $4.0 million for the quarter ended June 30, 2012, a $7.5 million increase compared to the adjusted pre-tax loss from operations of $3.5 million for 2011's second quarter. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax income (loss) from operations to their respective most directly comparable GAAP financial measures, gross margin, and income (loss) from operations before taxes. Driving the $7.5 million increase in adjusted pre-tax income from operations was increased deliveries at a higher average closing price, the increase in gross margin described above, a $0.7 million increase in land sale profit, and $0.8 million net gain on purchase accounting related adjustments related to our April 2012 acquisition, partially offset by a $3.1 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was driven primarily by a $1.4 million increase in variable selling expenses related to the increase in homes delivered; a $1.3 million increase in payroll related expenses; and a $0.4 million increase in expenses related to our sales offices.

•
For the six months ended June 30, 2012, total revenue increased $54.1 million (22%), from $248.0 million in the first six months of 2011 to $302.1 million in the first six months of 2012. This increase was attributable to a 10% increase in homes delivered, from 1,029 in the first half of 2011 to 1,132 in the first half of 2012, along with a 9% increase in the average sales price of homes delivered, from $234,000 in the first six months of 2011 to $254,000 in the first six months of 2012. Revenue in our financial services segment increased 42%, from $6.5 million for the six months ended June 30, 2011 to $9.2 million for the six months ended June 30, 2012, primarily due to a 26% increase in the number of loans originated, from 782 in the first six months of 2011 to 983 in the first six months of 2012.

•
Loss before income taxes decreased $24.9 million, from $26.0 million for the six months ended June 30, 2011 to $1.1 million for the six months ended June 30, 2012. The 96% decrease in the loss was primarily due to the increase in revenue described above, along with lower impairment charges taken during the first half of 2012 compared to the first half of 2011. During the first six months of 2012, the Company incurred charges totaling $0.8 million related to the impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs, compared to $16.6 million of like charges in the first six months of 2011. Our adjusted operating gross margin percentage for the six months ended June 30, 2012 was 19.1% compared to 16.7% for the six months ended June 30, 2011. The Company had an adjusted pre-tax loss from operations of $0.3 million for the six months ended June 30, 2012, a 97% improvement when compared to 2011's first six month adjusted pre-tax loss from operations of $9.4 million. See the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax loss from operations to their respective most directly comparable GAAP financial measures, gross margin, and loss from operations before income taxes. Driving the $9.1 million reduction in adjusted pre-tax loss from operations was increased deliveries at a higher average closing price, the increase in gross margin described above, a $1.2 million increase in land sale profit, and $0.8 million net gain on purchase accounting related adjustments related to our April 2012 acquisition, partially offset by a $6.5 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was driven primarily by a $2.6 million increase in variable selling expenses related to the increase in homes delivered; a $2.0 million increase in payroll related expenses; a $0.6 million increase in expenses related to our sales offices; a $0.4 million increase in expenses related to our model homes; a $0.3 million increase in advertising expenses; a $0.3 million increase in land related expenses; and a $0.3 million increase in miscellaneous other expenses.

•
Our mortgage company's capture rate decreased from 85% for both the three and six months ended June 30, 2011 to 84% and 82% for the three and six months ended June 30, 2012, respectively. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•	During the six months ended June 30, 2012, we reduced our deferred tax assets by $0.1 million, and we recorded a non-cash valuation allowance against the entire amount of deferred tax assets.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax income (loss) from operations (each of which constitutes a non-GAAP financial measure) for the three and six months ended June 30, 2012 and 2011 to the GAAP financial measures of gross margin and income (loss) from operations before income taxes, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Gross margin	$33,411	$17,956	$57,111	$25,081
Add:
Impairment of inventory and investment in Unconsolidated LLCs	472	5,445	567	16,316
Adjusted operating gross margin	$33,883	$23,401	$57,678	$41,397

Income (loss) from operations before income taxes	$3,299	$(9,029)	$(1,075)	$(25,995)
Add:
Impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs	697	5,487	823	16,616
Adjusted pre-tax income (loss) from operations	$3,996	$(3,542)	$(252)	$(9,379)

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

The following table shows, by segment, revenue, operating income (loss) and interest expense for the three and six months ended June 30, 2012 and 2011, as well as the Company’s income (loss) before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Revenue:
Midwest homebuilding	$63,026	$58,878	$119,979	$109,350
Southern homebuilding	43,499	31,900	72,572	48,836
Mid-Atlantic homebuilding	59,545	43,371	100,328	83,333
Financial services	4,924	3,295	9,240	6,495
Total revenue	$170,994	$137,444	$302,119	$248,014

Operating income (loss):
Midwest homebuilding (a)	$3,961	$(3,669)	$5,072	$(8,289)
Southern homebuilding (a)	2,808	(58)	3,693	(6,692)
Mid-Atlantic homebuilding (a)	3,248	1,857	3,709	3,050
Financial services	2,210	1,612	4,646	3,234
Less: Corporate selling, general and administrative expenses	(5,467)	(5,306)	(10,128)	(9,798)
Total operating income (loss)	$6,760	$(5,564)	$6,992	$(18,495)

Interest expense:
Midwest homebuilding	$1,211	$1,440	$2,937	$3,321
Southern homebuilding	743	661	1,545	1,197
Mid-Atlantic homebuilding	1,196	1,193	2,906	2,541
Financial services	311	171	679	441
Total interest expense	$3,461	$3,465	$8,067	$7,500

Income (loss) before income taxes	$3,299	$(9,029)	$(1,075)	$(25,995)

(a)
For the three months ended June 30, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $0.7 million and $5.5 million, respectively. These charges reduced operating income by $0.5 million and $5.3 million in the Midwest region for the three months ended June 30, 2012 and 2011, respectively, and $0.1 million in the Southern region and less than $0.1 million in the Mid-Atlantic region for both the three months ended June 30, 2012 and 2011.

(b)
For the six months ended June 30, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $0.8 million and $16.6 million, respectively. These charges reduced operating income by $0.6 million and $10.4 million in the Midwest region, $0.1 million and $6.0 million in the Southern region and $0.1 million and $0.3 million in the Mid-Atlantic region for the six months ended June 30, 2012 and 2011, respectively.

The following tables show total assets by segment:

	At June 30, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$840	$1,250	$1,983	$—	$4,073
Inventory (a)	202,475	113,837	201,571	—	517,883
Investments in Unconsolidated LLCs	5,232	5,672	—	—	10,904
Other assets	6,972	4,531	9,267	117,130	137,900
Total assets	$215,519	$125,290	$212,821	$117,130	$670,760

	At December 31, 2011
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in Unconsolidated LLCs	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

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

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Midwest Region
Homes delivered	255	273	488	487
New contracts, net	299	308	639	595
Backlog at end of period	538	444	538	444
Average sales price per home delivered	$247	$216	$245	$225
Average sales price of homes in backlog	$263	$248	$263	$248
Aggregate sales value of homes in backlog	$141,687	$110,215	$141,687	$110,215
Revenue homes	$62,931	$58,878	$119,359	$109,350
Revenue third party land sales	$95	$—	$620	$—
Operating income (loss) homes (a)	$3,936	$(3,669)	$5,142	$(8,289)
Operating income (loss) third party land sales (a)	$24	$—	$(70)	$—
Number of new communities	1	2	4	6
Number of active communities	53	58	53	58
Southern Region
Homes delivered	187	154	320	233
New contracts, net	269	143	483	302
Backlog at end of period	361	197	361	197
Average sales price per home delivered	$233	$206	$226	$205
Average sales price of homes in backlog	$242	$225	$242	$225
Aggregate sales value of homes in backlog	$87,316	$44,354	$87,316	$44,354
Revenue homes	$43,499	$31,795	$72,366	$47,881
Revenue third party land sales	$—	$105	$206	$955
Operating income (loss) homes (a)	$2,808	$(153)	$3,696	$(6,197)
Operating income (loss) third party land sales (a)	$—	$95	$(4)	$(495)
Number of new communities	6	8	11	13
Number of active communities	34	24	34	24
Mid-Atlantic Region
Homes delivered	183	163	324	309
New contracts, net	258	184	468	392
Backlog at end of period	269	192	269	192
Average sales price per home delivered	$303	$266	$297	$270
Average sales price of homes in backlog	$340	$310	$340	$310
Aggregate sales value of homes in backlog	$91,385	$59,450	$91,385	$59,450
Revenue homes	$55,485	$43,371	$96,268	$83,333
Revenue third party land sales	$4,060	$—	$4,060	$—
Operating income homes (a)	$2,482	$1,857	$2,943	$3,050
Operating income third party land sales (a)	$766	$—	$766	$—
Number of new communities	5	4	7	7
Number of active communities	37	33	37	33
Total Homebuilding Regions
Homes delivered	625	590	1,132	1,029
New contracts, net	826	635	1,590	1,289
Backlog at end of period	1,168	833	1,168	833
Average sales price per home delivered	$259	$227	$254	$234
Average sales price of homes in backlog	$274	$257	$274	$257
Aggregate sales value of homes in backlog	$320,388	$214,019	$320,388	$214,019
Revenue homes	$161,915	$134,044	$287,993	$240,564
Revenue third party land sales	$4,155	$105	$4,886	$955
Operating income (loss) homes (a)	$9,226	$(1,965)	$11,781	$(11,436)
Operating income (loss) third party land sales (a)	$790	$95	$692	$(495)
Number of new communities	12	14	22	26
Number of active communities	124	115	124	115

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Financial Services
Number of loans originated	522	448	983	782
Value of loans originated	$118,800	$93,089	$216,055	$164,123

Revenue	$4,924	$3,295	$9,240	$6,495
Selling, general and administrative expenses	2,714	1,683	4,594	3,261
Interest expense	311	171	679	441
Income before income taxes	$1,899	$1,441	$3,967	$2,793

(a)	Amount shown includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for the three and six months ended June 30, 2012 and 2011 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Midwest:
Homes	$506	$5,328	$508	$10,361
Land	—	—	95	—
	506	5,328	603	10,361
Southern:
Homes	103	130	110	5,407
Land	—	—	—	590
	103	130	110	5,997
Mid-Atlantic:
Homes	88	29	110	258
Land	—	—	—	—
	88	29	110	258
Total
Homes	697	5,487	728	16,026
Land	—	—	95	590
	$697	$5,487	$823	$16,616

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Midwest	16.5%	20.8%	15.9%	20.7%
Southern	16.7%	22.7%	16.4%	18.2%
Mid-Atlantic	13.4%	14.8%	12.4%	13.3%

Total cancellation rate	15.6%	19.6%	15.1%	18.0%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Midwest Region. For the three months ended June 30, 2012, homebuilding revenue in our Midwest region increased $4.1 million, from $58.9 million in the second quarter of 2011 to $63.0 million in the second quarter of 2012. This increase was primarily the result of a 14% increase in the average sales price of homes delivered, from $216,000 in the second quarter of 2011 to $247,000 in the second quarter of 2012, offset partially by a 7% decrease in homes delivered from 273 in the second quarter of 2011 to 255 in the second quarter of 2011. For the three months ended June 30, 2012, there were $0.5 million of charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Midwest region, compared to $5.3 million of impairment charges for the three months ended June 30, 2011. Excluding these impairment charges, our adjusted operating gross margin percentage was 17.6% for the three months ended June 30, 2012 and 13.8% for the three months ended June 30, 2011. The increase in adjusted operating gross margin percentage was primarily the result of an increase in homes delivered in new communities, where we typically experience higher gross margins compared to our legacy communities primarily due to improved product and cost structures. For the three months ended June 30, 2012, 55% of the homes delivered in our Midwest region were in new communities, compared to 37% of our homes delivered during the three months ended June 30, 2011. Our Midwest region had operating income of $4.0 million for the three months ended June 30, 2012, a $7.7 million increase from the operating loss of $3.7 million in the second quarter of 2011. The $7.7 million increase in operating income was primarily the result of the 380 basis point improvement in our adjusted operating gross margin percentage and the $4.8 million decrease in impairment charges discussed above.

We had a 3% decrease in new contracts in our Midwest region for the three months ended June 30, 2012, from 308 for the quarter ended June 30, 2011 to 299 for the quarter ended June 30, 2012. Increases in new contracts in our Chicago and Indianapolis markets were offset by lower new contracts in our Ohio markets. Our monthly absorption rate in our Midwest region in the second quarter of 2012 increased slightly to 1.8 per community, compared to 1.7 per community in the second quarter of 2011.

Southern Region. For the three months ended June 30, 2012, homebuilding revenue in our Southern region increased $11.6 million, from $31.9 million in the second quarter of 2011 to $43.5 million in the second quarter of 2012. This increase was primarily the result of a 21% increase in the number of homes delivered, from 154 for the quarter ended June 30, 2011 to 187 for the quarter ended June 30, 2012, along with a 13% increase in the average sales price of homes delivered from $206,000 in the second quarter of 2011 to $233,000 in the second quarter of 2012. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Southern region for the three months ended June 30, 2012, compared to $0.1 million in charges we incurred during the second quarter of 2011. Our gross margin percentage and adjusted operating gross margin percentage for the three months ended June 30, 2012 was 18.8% compared to an adjusted operating gross margin percentage of 14.5% for the three months ended June 30, 2011. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities primarily due to improved product and cost structures. For the quarter ended June 30, 2012, 78% of the homes delivered in our Southern region were in new communities, compared to 58% of our homes delivered in our Southern region during the second quarter of 2011. Our Southern region had operating income of $2.8 million for the three months ended June 30, 2012, a $2.9 million increase from our operating loss of $0.1 million in the second quarter of 2011. The $2.9 million increase in operating income was primarily the result of the 430 basis point improvement in our adjusted operating gross margin percentage discussed above. Selling, general and administrative expenses increased $0.8 million in the second quarter of 2012 primarily due to land related expenses and an increase in variable selling expenses, which was the result of the increase in homes delivered as well as increased sales commissions due to the higher average sales price of homes delivered during the second quarter of 2012 compared to the second quarter of 2011.

During the three months ended June 30, 2012, we opened six new communities (five of which were acquired in our April 2012 acquisition) in our Southern region, compared to eight new communities opened during the second quarter of 2011. We experienced an 88% increase in new contracts in our Southern region, from 143 in the second quarter of 2011 to 269 in the second quarter of 2012. Our second quarter 2012 monthly absorption rate in our Southern region increased from 2.2 per community in the second quarter of 2011 to 2.8 per community in 2012.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region increased from $43.4 million for the three months ended June 30, 2011 to $59.5 million for the three months ended June 30, 2012. This 37% increase was primarily the result of a 14% increase in the average sales price of homes delivered, from $266,000 for the three months ended June 30, 2011 to $303,000 for the three months ended June 30, 2012; a 12% increase in the number of homes delivered, from 163 in the second quarter of 2011 to 183 in the second quarter of 2012; and revenue of $4.1 million from a land sale that occurred during 2012's second quarter. The increase in average sales price was primarily due to changes in our product mix of homes delivered from the first quarter of 2011 in certain of our Mid-Atlantic markets. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Mid-Atlantic region for the three months ended June 30, 2012, compared to less than $0.1 million in charges we incurred during the second quarter of 2011. Excluding profit relating to the sale of land to third parties, our adjusted operating gross margin percentage (gross margin excluding charges related to impairment of inventory and investment in Unconsolidated LLCs) declined from 16.9% for the three months ended June 30, 2011 to 16.1% for the three months ended June 30, 2012. The decrease in adjusted operating gross margin percentage was primarily the result of changes in our product mix of homes delivered in certain of our Mid-Atlantic markets. Our Mid-Atlantic region had operating income of $3.2 million for the three months ended June 30, 2012, a $1.3 million increase from second quarter 2011's operating income of $1.9 million. This increase was primarily due to the increase in revenue noted above and $0.8 million of profit relating to the sale of land to third parties, offset in part, by the decline in our adjusted operating gross margin percentage and a $1.0 million increase in selling, general and administrative expenses.

We experienced a 40% increase in new contracts, from 184 in the second quarter of 2011 to 258 in the second quarter of 2012. During the three months ended June 30, 2012, we opened five new communities in our Mid-Atlantic region, compared to four new communities opened during the second quarter of 2011. Our monthly absorption rate in our Mid-Atlantic region was 2.4 per community in the second quarter of 2012, compared to 2.0 per community in the second quarter of 2011.

Financial Services. For the three months ended June 30, 2012, revenue from our mortgage and title operations increased $1.6 million (49%), from $3.3 million in the second quarter of 2011 to $4.9 million in the second quarter of 2012, primarily due an increase in the number of loan originations, from 448 in the second quarter of 2011 to 522 in the second quarter of 2012. Selling, general and administrative expenses increased $1.0 million for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011, primarily due to a $0.3 million increase in payroll related expenses and a $0.7 million increase in additional reserves for investor put-back inquiries. We had a $0.6 million increase in operating income for the second quarter of 2012 compared to the second quarter of 2011, which was primarily due to the increase in revenue discussed above, offset in part by the increased selling, general and administrative expenses.

At June 30, 2012, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during the second quarter of 2012 that were financed were financed through M/I Financial, compared to 85% in the second quarter of 2011. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased $0.2 million, from $5.3 million in the second quarter of 2011 to $5.5 million in the second quarter of 2012. The increase was primarily due to a $0.8 million increase in payroll related expenses and $0.2 million in professional fees, which were partially offset by a $0.8 million net gain on purchase accounting related adjustments related to our April 2012 acquisition.

Interest Expense - Net. The Company incurred $3.5 million of interest expense for both the quarters ended June 30, 2012 and June 30, 2011. The majority of the expense was due to the increase in our weighted average borrowings from $257.8 million in the second quarter of 2011 to $261.9 million in the second quarter of 2012, due primarily to the increase in borrowings under the MIF Mortgage Warehousing Agreement as a result of an increase in the number of loan originations during the second quarter of 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Midwest Region. For the six months ended June 30, 2012, homebuilding revenue in our Midwest region increased $10.6 million, from $109.4 million in the first half of 2011 to $120.0 million in the first half of 2012. This 10% increase was primarily the result of a 9% increase in the average sales price of homes delivered (as the number of homes delivered was essentially flat from year to year), from $225,000 in the first half of 2011 to $245,000 in the first half of 2012, along with a $0.6 million increase in revenue from third party land sales. For the six months ended June 30, 2012, there were $0.6 million of charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Midwest region, compared to $10.3 million of impairment charges for the six months ended June 30, 2011. Excluding these impairment charges, our adjusted operating gross margin percentage was 16.0% for the six months ended June 30, 2012 and 13.0% for the six months ended June 30, 2011. The increase in adjusted operating gross margin percentage was primarily the result of a 13% increase in homes delivered in new communities where we typically experience higher gross margins compared to our legacy communities primarily due to improved product and cost structures. Our Midwest region had operating income of $5.1 million for the six months ended June 30, 2012, a $13.4 million increase from an operating loss of $8.3 million for the six months ended June 30, 2011. The increase in operating income was primarily the result of improvement in both our average sales price and adjusted operating gross margin percentage (300 basis points) as well as the $9.7 million decrease in impairment charges discussed above. Partially offsetting the aforementioned improvements, was a $1.4 million increase in our selling, general and administrative expenses, from $12.2 million for the six months ended June 30, 2011 to $13.6 million for the six months ended June 30, 2012. This increase was primarily the result of increased real estate taxes, professional fees, and an increase in variable selling expenses, which were the result of the increase in sales commissions due to the higher average sales price of homes delivered during the first half of 2012 compared to the first half of 2011.

We opened four new communities in our Midwest region during the first half of 2012, compared to six communities opened during the first half of 2011. We had a 7% increase in new contracts in our Midwest region for the six months ended June 30, 2012, from 595 for the six months ended June 30, 2011 to 639 for the six months ended June 30, 2012. Our first half 2012 monthly absorption rate in our Midwest region increased to 1.9 per community, compared to 1.6 per community in the first half of 2011.

Southern Region. For the six months ended June 30, 2012, homebuilding revenue in our Southern region increased $23.7 million, from $48.8 million in the first half of 2011 to $72.6 million in the first half of 2012. This 49% increase was primarily the result of a 37% increase in the number of homes delivered, from 233 for the six months ended June 30, 2011 to 320 for the six months ended June 30, 2012, along with a 10% increase in the average sales price of homes delivered from $205,000 in the first half of 2011 to $226,000 in the first half of 2012. We experienced an increase in homes delivered across all of our southern region markets. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Southern region for the six months ended June 30, 2012, compared to the $6.0 million in charges we incurred during the first six months of 2011. Our gross margin percentage and adjusted operating gross margin percentage for the six months ended June 30, 2012 was 18.5%, compared to an adjusted operating gross margin percentage of 14.2% for the six months ended June 30, 2011. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities primarily due to improved product and cost structures. For the six months ended June 30, 2012, 75% of the homes delivered in our Southern region were in new communities, compared to 50% of our homes delivered in our Southern region during the six months ended June 30, 2011. Our Southern region had operating income of $3.7 million for the six months ended June 30, 2012, a $10.4 million increase from 2011's first half operating loss of $6.7 million. The $10.4 million increase in operating income was primarily the result of the 430 basis point improvement in our adjusted operating gross margin percentage discussed above. Selling, general and administrative expenses increased $2.1 million in the first half of 2012. The increase was primarily due to an increase in expenses related to our model homes, sales offices, and land related expenses. We also had an increase in variable selling expenses, which was the result of the increased sales commissions due to the higher average sales price of homes delivered as well as the increase in the number of homes delivered.

During the first half of 2012, we opened 11 new communities in our Southern region (five of which were acquired in our April 2012 acquisition), compared to 13 new communities opened during the first half of 2011. We experienced a 60% increase in new contracts in our Southern region during the first half of 2012, from 302 in the first half of 2011 to 483 in the first half of 2012. Our monthly absorption rate for the first half of 2012 in our Southern region was 2.6 per community, compared to 2.5 per community in the first half of 2011.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region increased $17.0 million from $83.3 million for the six months ended June 30, 2011 to $100.3 million for the six months ended June 30, 2012. This 20% increase was primarily the result of a 10% increase in the average sales price of homes delivered, from $270,000 for the six months ended June 30, 2011 to $297,000 for the six months ended June 30, 2012; a 5% increase in the number of homes delivered, from 309 in the first half of 2011 to 324 in the first half of 2012; and revenue of $4.1 million from a land sale that occurred during 2012's second quarter. The increase in the average sales price of homes delivered was primarily due to changes in our product mix of homes delivered from the first half of 2011 in certain of our Mid-Atlantic markets. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Mid-Atlantic region for the six months ended June 30, 2012, compared to less than $0.1 million in charges we incurred during the first six months of 2011. Excluding profit relating to the sale of land to third parties, our adjusted operating gross margin percentage (excluding charges related to impairment of inventory and investment in Unconsolidated LLCs) declined from 16.5% for the six months ended June 30, 2011 to 15.6% for the six months ended June 30, 2012. The decrease in adjusted operating gross margin percentage was primarily the result of changes in our product mix of homes delivered in certain of our Mid-Atlantic markets. Our Mid-Atlantic region had operating income of $3.7 million for the six months ended June 30, 2012, a $0.6 million increase from the operating income of $3.1 million in 2011's first half. This increase was primarily due to the increase in revenue noted above and $0.8 million of profit relating to the sale of land to third parties, offset in part, by the decline in our adjusted operating gross margin percentage and a $1.4 million increase in selling, general and administrative expenses. Selling, general and administrative expenses increased primarily due to increase in variable selling expenses, architectural expenses, and expenses related to our model homes, sales offices, and design centers, which were partially offset by a decrease in land related expenses.

During the first half of 2012, we opened seven new communities in our Mid-Atlantic region, the same number of new communities opened during the first half of 2011. For the six months ended June 30, 2012, 87% of the homes delivered in our Mid-Atlantic region were in new communities, compared to 66% of the homes delivered in our Mid-Atlantic region during the six months ended June 30, 2011. During the first half of 2012, we experienced a 19% increase in new contracts, from 392 in the first half of 2011 to 468 in the first half of 2012. Our monthly absorption rate in our Mid-Atlantic region was 2.2 per community in the first half of 2012, compared to 2.1 per community in the first half of 2011.

Financial Services. For the six months ended June 30, 2012, revenue from our mortgage and title operations increased $2.7 million (42%), from $6.5 million in the first half of 2011 to $9.2 million in the first half of 2012, primarily due an increase in the number of loan originations, from 782 in the first half of 2011 to 983 in the first half of 2012. Selling, general and administrative expenses increased $1.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to a $0.5 million increase in payroll related expenses as well as due to a $0.7 million increase in additional reserves for investor put-back inquiries. We had a $1.4 million increase in operating income for the first half of 2012 compared to the first half of 2011, which was primarily due to the increase in revenue discussed above.

At June 30, 2012, M/I Financial provided financing services in all of our markets. Approximately 82% of our homes delivered during the first half of 2012 that were financed were financed through M/I Financial, compared to 85% in the first half of 2011. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased $0.3 million, from $9.8 million in the first half of 2011 to $10.1 million in the first half of 2012. The increase was primarily due to a $0.9 million increase in payroll related expenses which was partially offset by a $0.8 million net gain on purchase accounting related to our April 2012 acquisition.

Interest Expense - Net. Interest expense for the Company increased $0.6 million, from $7.5 million for the six months ended June 30, 2011 to $8.1 million for the six months ended June 30, 2012. This increase was primarily due to the increase in our weighted average borrowings from $258.4 million in the first half of 2011 to $271.1 million in the first half of 2012, due primarily to the increase in borrowings under the MIF Mortgage Warehousing Agreement as a result of an increase in the number of loan originations during the first half of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

During 2011 and the first six months of 2012, we continued to carefully manage our use of cash to operate our business. During the second quarter of 2012, we repaid the remaining $41.4 million aggregate principal balance of our 2012 Senior Notes at maturity on April 2, 2012 and also issued an additional $30 million of our 8.625% Senior Notes due 2018. In addition, we made acquisitions of land assets that met our investment and marketing standards to replenish our land inventories and to facilitate future growth in the markets in which we operate, including the acquisition of the assets of a privately-held homebuilder based in Houston, Texas in April 2012. At June 30, 2012, we had $56.9 million of cash, cash equivalents and restricted cash, with $44.3 million of this amount comprised of unrestricted cash and cash equivalents.

At June 30, 2012 and December 31, 2011, our ratio of net debt to net capital was 45% and 42%, respectively. Our ratio of net debt to net capital is calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, stock compensation awards and impairment losses for inventory, among other things. When we are expanding our operations, inventory levels, prepaids, and other assets increase, causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true during periods when our investment in new land purchases and development of new communities decrease.

As a result of new land purchases and land development expenditures over the past few years, we have used cash in operations as we added new communities and purchased land for future use. We continue to operate in an uncertain, albeit improving, economic environment, and our ability to generate positive cash flow from operations and to maintain sufficient liquidity for our business operations may be affected by economic or business conditions beyond our control.

We believe that our remaining balance of unrestricted cash and available borrowing options, including availability under the Company's $140 million secured revolving credit facility (the "Credit Facility"), along with proceeds from home deliveries and other sources of liquidity, will be sufficient to fund currently anticipated working capital, investment in land and land development, construction of homes, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to issue new debt and/or equity securities as management deems necessary.

Operating Cash Flow Activities

In the first half of 2012, we used $23.5 million of cash in our operating activities, compared to cash used in operating activities of $8.5 million in the first six months of 2011. As is typical in the homebuilding industry, our primary uses of cash in operating our business during the six months ended June 30, 2012 were for land purchases, land development expenditures, the costs of home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash was revenues from home deliveries, along with revenues from our financial services operations. During the six months ended June 30, 2012, we spent $57.2 million on land and $19.6 million on land development, which was the primary use of cash during the first six months of 2012, compared to $56.7 million of like spending during the six months ended June 30, 2011. With respect to changes in assets and liabilities, the primary use of cash from operations in the first half of 2012 was an increase in total inventory of $47.6 million, which is related in part to the amount spent on land and land development during the quarter. This compares with a $23.1 million increase in total inventory in the first half of 2011. We also had a $1.4 million decrease in accrued compensation. Partially offsetting these increases in our use of cash compared to 2011 was a $6.1 million increase in our customer deposits in the first half of 2012.

The increase in cash used in operating activities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, despite the $9.1 million improvement in our pre-tax loss before asset impairments, was primarily due to a $24.5 million increase in the net change in total inventory and decreases in the changes in accounts payable and other assets of $4.5 million and $3.4 million, respectively. Partially offsetting this was a $3.7 million increase in the net change in our cash held in escrow as well as a $4.2 million increase in the net change in our customer deposits.
In the normal course of our business, in addition to our land purchases, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $7.7 million as of June 30, 2012 as consideration for the right to purchase land and lots in the future, including the right to purchase $165.3 million of land and lots during the years 2012 through 2019.
Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that in 2012, we will spend approximately $160 to $210 million on land purchases and land development for the full year. However, land transactions are subject to a number of contingencies and thus the timing of specific purchases is difficult to project. In addition, we will actively monitor market conditions and our ongoing pace of home deliveries, and we plan to adjust our land spending accordingly.
Investing Cash Flow Activities

For the six months ended June 30, 2012, we generated $23.2 million of cash from investing activities, compared to the Company using $29.0 million of cash for investing activities in the six months ended June 30, 2011. This increase in cash was primarily due to the $28.8 million reduction in restricted cash in the first six months of 2012 compared to the $23.2 million increase in restricted cash in the first six months of 2011. The $28.8 million reduction in restricted cash was the result of the January 31, 2012 amendment to our Credit Facility (the "2012 Amendment"), which is more fully described below in "Notes Payable - Homebuilding." Among other things, the 2012 Amendment allows us to maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement dated June 9, 2010, as amended, that governs the Credit Facility (the "Credit Agreement")) if the Company fails to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) or a minimum Adjusted Cash Flow Ratio (as defined in the Credit Agreement). As a result of the 2012 Amendment, the $25 million of cash previously pledged to the lenders under the Credit Facility and included as restricted cash at December 31, 2011 was released. At June 30, 2012, restricted cash consisted of homebuilding cash the Company had pledged as collateral at June 30, 2012 in accordance with the five secured Letter of Credit Facilities.

Financing Cash Flow Activities

For the six months ended June 30, 2012, we used $15.2 million of cash in our financing activities, compared to generating $1.3 million during the six months ended June 30, 2011. The increase in cash used was primarily the result of repaying the $41.4 million aggregate outstanding principal balance of our 2012 Senior Notes during the second quarter of 2012 and $6.3 million of bank borrowings, partially offset by the net proceeds from our issuance of an additional $30 million of our 2018 Senior Notes in May 2012.

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

Included in the table below is a summary of our available sources of cash as of June 30, 2012:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	12/31/2014	$—	$51,956
Notes payable – financial services (b)	3/30/2013	$46,343	$271
2018 Senior Notes	11/15/2018	$227,470	$—

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

(b)
The available amount is computed in accordance with the borrowing base calculation under M/I Financial's $70 million mortgage warehousing agreement dated April 18, 2011, as amended on March 23, 2012 (the “MIF Mortgage Warehousing Agreement”), and may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of the MIF Mortgage Warehousing Agreement is $70 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 30, 2013.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility provides revolving credit financing for the Company in the aggregate commitment amount of up to $140 million (with availability as determined by a borrowing base), including a $40 million sub-facility for letters of credit. The Credit Facility is governed by the Credit Agreement which was most recently amended on January 31, 2012.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement. As of June 30, 2012, the Company had no outstanding borrowings, and $16.7 million of issued and outstanding letters of credit under the Credit Facility, and the Company had pledged $202.6 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility.

The Company's obligations under the Credit Facility are secured by certain personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio, Indiana, Illinois and North Carolina.
Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security, plus 45% of the aggregate appraised value of mortgaged real property, plus up to $25 million of availability based on 35% of the aggregate book value of mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of June 30, 2012, there was $68.7 million of availability under the Credit Facility in accordance with the borrowing base calculation, and $16.7 million of letters of credit outstanding under the Credit Facility, leaving $52.0 million of remaining availability. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

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

The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants. The covenants, as more fully described and defined in the Credit Agreement, require, among other things, that the Company:

•
Maintain a minimum level of Consolidated Tangible Net Worth equal to or exceeding (i) $200 million plus (ii) 50% of Consolidated Earnings (without deduction for losses and excluding the effect of any decreases in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after June 30, 2010 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero, plus (iii) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after June 30, 2010 minus (iv) the costs of the Company's repurchase of the 2012 Senior Notes up to $10 million.

•	Maintain a leverage ratio (Consolidated Indebtedness to Consolidated Tangible Net Worth) not in excess of 1.50 to 1.00.

•
Maintain one or more of the following: (i) a minimum Interest Coverage Ratio of 1.50 to 1.00; (ii) a minimum Adjusted Cash Flow Ratio of 1.50 to 1.00; or (iii) a combination of unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base of not less than $25 million in total. Each of the Company's ratios were less than the required minimum Interest Coverage Ratio and the minimum Adjusted Cash Flow Ratio for the quarters ended June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012, and therefore, we were required to maintain either unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base (or a combination thereof) of not less than $25 million in accordance with the terms of the Credit Agreement.

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

As of June 30, 2012, the Company was in compliance with all financial covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2012:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$193.3	$267.6
Leverage Ratio	≤	1.5 to 1.0	1.1 to 1.0
Interest Coverage Ratio (a)	≥	1.5 to 1.0	1.5 to 1.0
Adjusted Cash Flow Ratio (a)	≥	1.5 to 1.0	(1.5) to 1.0
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$6.4
Adjusted Land Value	≤	$294.4	$142.1
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$80.3	$11.3
Unsold Housing Units and Model Homes	≤	833	549

(a)
The Company is required to meet one of these two interest coverage requirements or maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement).

Homebuilding Letter of Credit Facilities. The Company is party to five secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the "Letter of Credit Facilities"). Four of the Letter of Credit Facilities have maturity dates ranging from August 31, 2012 to June 1, 2013, while the fifth Letter of Credit Facility has no expiration date and will remain in effect until the Company or the issuing bank gives notice of termination. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 100% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letters of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $30.5 million, of which $5.2 million was uncommitted at June 30, 2012 and could be withdrawn at any time. As of June 30, 2012, there was a total of $12.2 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $12.5 million of restricted cash.

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

As of June 30, 2012, there was $46.3 million outstanding under the MIF Mortgage Warehousing Agreement and the Company was in compliance with all financial covenants. The following table summarizes the restrictive covenant thresholds under the MIF Mortgage Warehousing Agreement and M/I Financial's compliance with such covenants as of June 30, 2012:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.00	4.15 to 1.00
Liquidity	≥	$5.0	$15.0
Adjusted Net Income	>	$0.0	$3.0
Tangible Net Worth	≥	$10.0	$12.9

Senior Notes. In November 2011 the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million under our 2018 Notes indenture for a total outstanding balance of $230 million.

The 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.  The 2018 Senior Notes and the related guarantees are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.

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

•
Make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket,” as defined in the indenture. As of June 30, 2012, the restricted payments basket under the indenture governing the 2018 Senior Notes was $(11.6) million. As a result of the deficit in the restricted payments basket under the indenture governing the 2018 Senior Notes, the Company is currently restricted from paying dividends on its common shares and its 9.75% Series A Preferred Shares, and from repurchasing any shares.

•	Create liens except for liens permitted under the applicable indenture (which permitted liens include liens under the Credit Facility).

•	Consolidate or merge with or into other companies.

•	Liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of June 30, 2012, the Company was in compliance with all terms, conditions, and financial covenants under the indentures.

Weighted Average Borrowings. For the three months ended June 30, 2012 and 2011, our weighted average borrowings outstanding were $261.9 million and $257.8 million, respectively, with a weighted average interest rate of 9.20% and 9.55%, respectively.  For the six months ended June 30, 2012 and 2011, our weighted average borrowings outstanding were $271.1 million and $258.4 million, respectively, with a weighted average interest rate of 9.11% and 9.60%, respectively. The increase in borrowings was primarily the result of the increase in borrowings under the MIF Mortgage Warehousing Agreement as a result of an increase in the number of loan originations during the second quarter of 2012.

At June 30, 2012 we had no outstanding borrowings under the Credit Facility. During the six months ended June 30, 2012, the average daily amount outstanding under the Credit Facility was $2.8 million and the maximum amount outstanding under the Credit Facility was $15.0 million. We expect that we may incur additional borrowings under the Credit Facility during the third quarter in 2012, but we do not expect the peak amount borrowed to exceed $50 million.  The actual amount borrowed will vary depending on various factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative costs, and cash receipts from home closings, as well as other cash receipts and payments.  The company experiences significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.  The amount borrowed would also be impacted by any capital markets transactions or additional financing executed by the Company during the quarter, if any.

There were $16.7 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2012. During the six months ended June 30, 2012, the average daily amount of letters of credit outstanding under the Credit Facility was $17.8 million and the maximum amount of letters of credit outstanding under the Credit Facility was $19.8 million.

At June 30, 2012, M/I Financial had $46.3 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2012, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $31.7 million and the maximum amount outstanding under the MIF Mortgage Warehousing Agreement was $56.2 million.

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

We did not pay any dividends on the Preferred Shares in the first six months of 2012. As a result of a current deficit in our restricted payments basket under the indenture governing our 2018 Senior Notes, we are currently restricted from making any further dividend payments on our common shares or the Preferred Shares.  We will continue to be restricted from paying dividends until such time as (1) either the restricted payments basket becomes positive, as a result of cumulative positive earnings in excess of the current deficit amount or the 2018 Senior Notes are repaid in full, and (2) our Board of Directors authorizes us to resume dividend payments.  See Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information concerning this restrictive covenant.

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

We have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs, and we also have determined that we do not have substantive control over any of these entities; therefore, our homebuilding Unconsolidated LLCs are recorded using the equity method of accounting.  The Company believes its maximum exposure related to any of these entities as of June 30, 2012 to be the amount invested of $10.9 million.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of June 30, 2012 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $7.7 million, including prepaid acquisition costs of $1.4 million, and letters of credit of $2.9 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2012, the Company had outstanding $61.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $19.1 million of performance bonds and $22.3 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.8 million of financial letters of credit; and (3) $9.8 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

The table below shows the notional amounts of our financial instruments at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
Description of financial instrument (in thousands)	2012	2011
Best-effort contracts and related committed IRLCs	$2,989	$1,088
Uncommitted IRLCs	35,322	25,912
FMBSs related to uncommitted IRLCs	36,000	26,000
Best-effort contracts and related mortgage loans held for sale	3,944	14,058
FMBSs related to mortgage loans held for sale	44,000	42,000
Mortgage loans held for sale covered by FMBSs	44,258	42,227

The table below shows the measurement of assets and liabilities at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2012	2011
Mortgage loans held for sale	$49,779	$57,275
Forward sales of mortgage-backed securities	(557)	(470)
Interest rate lock commitments	345	356
Best-efforts contracts	(124)	(129)
Total	$49,443	$57,032

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
Description (in thousands)	2012	2011
Mortgage loans held for sale	$700	$119
Forward sales of mortgage-backed securities	(852)	(34)
Interest rate lock commitments	34	182
Best-efforts contracts	(64)	(80)
Total (loss) gain recognized	$(182)	$187

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2012:

	Weighted Average Interest	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	Rate	2012	2013	2014	2015	2016	Thereafter	Total	6/30/2012
ASSETS:
Mortgage loans held for sale:
Fixed rate	3.80%	$51,291	$—	$—	$—	$—	$—	$51,291	$49,588
Variable rate	2.88%	189	—	—	—	—	—	189	191

LIABILITIES:
Long-term debt — fixed rate	8.61%	$184	$391	$424	$459	$498	$203,390	$205,346	$242,518
Long-term debt — variable rate	3.50%	—	46,343	—	—	—	—	46,343	46,343

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of the Company's equity securities during the quarter ended June 30, 2012.  As discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements, as a result of the deficit in our restricted payments basket under the indenture governing our 2018 Senior Notes, we are currently restricted from repurchasing any of our common or preferred shares.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

4.1
Registration Rights Agreement, dated as of May 8, 2012, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9, 2012).

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

M/I Homes, Inc.
(Registrant)

Date:	August 3, 2012	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	August 3, 2012	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Registration Rights Agreement, dated as of May 8, 2012, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9, 2012).

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