Form 10-Q
period 2012-09-30
M I HOMES INC
filed 2012-10-29
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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
Common shares, par value $.01 per share: 21,437,727 shares outstanding as of October 25, 2012.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(Dollars in thousands, except par values)	(Unaudited)

ASSETS:
Cash and cash equivalents	$159,765	$59,793
Restricted cash	8,980	41,334
Mortgage loans held for sale	58,338	57,275
Inventory	543,871	466,772
Property and equipment - net	11,956	14,358
Investment in Unconsolidated LLCs	11,256	10,357
Other assets	23,126	14,596
TOTAL ASSETS	$817,292	$664,485

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$65,348	$41,256
Customer deposits	10,976	4,181
Other liabilities	52,257	39,348
Community development district ("CDD") obligations	4,988	5,983
Obligation for consolidated inventory not owned	6,552	2,944
Note payable bank - financial services operations	54,840	52,606
Note payable - other	10,769	5,801
Convertible senior subordinated notes	57,500	—
Senior notes	227,570	239,016
TOTAL LIABILITIES	490,800	391,135

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 24,631,723 and 22,101,723 shares at September 30, 2012 and December 31, 2011, respectively	246	221
Additional paid-in capital	181,324	139,943
Retained earnings	112,033	103,701
Treasury shares - at cost - 3,193,996 and 3,365,366 shares at September 30, 2012 and December 31, 2011, respectively	(63,436)	(66,840)
TOTAL SHAREHOLDERS' EQUITY	326,492	273,350
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$817,292	$664,485

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$208,875	$141,624	$510,994	$389,638
Costs and expenses:
Land and housing	164,452	116,269	408,893	322,886
Impairment of inventory and investment in Unconsolidated LLCs	1,309	1,697	1,876	18,013
General and administrative	16,016	13,896	42,299	38,064
Selling	14,647	11,213	38,483	30,621
Interest	3,999	3,384	12,066	10,884
Total costs and expenses	200,423	146,459	503,617	420,468

Income (loss) before income taxes	8,452	(4,835)	7,377	(30,830)

Provision (benefit) for income taxes	138	(117)	(955)	71

Net income (loss)	$8,314	$(4,718)	$8,332	$(30,901)

Earnings (loss) per common share:
Basic	$0.43	$(0.25)	$0.44	$(1.65)
Diluted	$0.42	$(0.25)	$0.43	$(1.65)

Weighted average shares outstanding:
Basic	19,434	18,728	19,014	18,685
Diluted	20,273	18,728	19,238	18,685

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Nine Months Ended September 30, 2012
	(Unaudited)
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2011	4,000	$96,325	18,736,357	$221	$139,943	$103,701	$(66,840)	$273,350
Net income	—	—	—	—	—	8,332	—	8,332
Common share issuance	—	—	2,530,000	25	42,060	—	—	42,085
Stock options exercised	—	—	137,174	—	(1,510)	—	2,725	1,215
Stock-based compensation expense	—	—	—	—	1,398	—	—	1,398
Deferral of executive and director compensation	—	—	—	—	112	—	—	112
Executive and director deferred compensation distributions	—	—	34,196	—	(679)	—	679	—
Balance at September 30, 2012	4,000	$96,325	21,437,727	$246	$181,324	$112,033	$(63,436)	$326,492

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
(Dollars in thousands)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$8,332	$(30,901)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	2,132	17,424
Impairment of investment in Unconsolidated LLCs	—	1,029
Bargain purchase gain	(1,219)	—
Mortgage loan originations	(355,075)	(256,708)
Proceeds from the sale of mortgage loans	354,443	266,737
Fair value adjustment of mortgage loans held for sale	(431)	(3,383)
Depreciation	4,940	3,819
Amortization of intangibles, debt discount and debt issue costs	1,822	1,866
Stock-based compensation expense	1,398	1,525
Deferred income tax benefit (expense)	3,721	(11,657)
Deferred tax asset valuation (benefit) expense	(3,721)	11,657
Other	50	(165)
Change in assets and liabilities:
Cash held in escrow	(37)	237
Inventory	(71,236)	(50,618)
Other assets	(4,030)	954
Accounts payable	23,016	16,089
Customer deposits	6,604	2,314
Accrued compensation	1,667	(703)
Other liabilities	11,303	5,918
Net cash used in operating activities	(16,321)	(24,566)

INVESTING ACTIVITIES:
Change in restricted cash	32,391	(4,532)
Purchase of property and equipment	(858)	(889)
Acquisition, net of cash acquired	(4,707)	(4,654)
Investment in Unconsolidated LLCs	(949)	—
Proceeds from sale of property	—	(648)
Net cash provided by (used in) investing activities	25,877	(10,723)

FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	(41,443)	—
Net proceeds from issuance of senior notes	29,700	—
Proceeds from issuance of convertible senior subordinated notes	57,500	—
Proceeds (repayments) from bank borrowings - net	2,234	(539)
Proceeds from note payable-other and CDD bond obligations	4,968	4
Net proceeds from issuance of common shares	42,085	—
Debt issue costs	(5,843)	(220)
Proceeds from exercise of stock options	1,215	1,500
Excess tax deficiency from stock-based payment arrangements	—	165
Net cash provided by financing activities	90,416	910
Net increase (decrease) in cash and cash equivalents	99,972	(34,379)
Cash and cash equivalents balance at beginning of period	59,793	81,208
Cash and cash equivalents balance at end of period	$159,765	$46,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$5,442	$4,208
Income taxes	$280	$282

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(995)	$(764)
Consolidated inventory not owned	$3,608	$4,132
Contingent consideration related to acquisition	$—	$512

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

Reclassifications

Certain amounts in the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 have been reclassified to conform to the nine months ended September 30, 2012 presentation. The Company believes these reclassifications are immaterial to the Unaudited Condensed Consolidated Financial Statements.

Impact of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04: Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Additional disclosures are required regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and expands the fair value disclosure requirements particularly for Level 3 measurements. The Company adopted this standard on January 1, 2012 and the adoption did not have a material impact on the Company's financial condition, results of operations or liquidity.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 will enhance disclosures required by U.S. GAAP by requiring additional information about financial and derivative instruments that are either (a) offset in accordance with Section 210-20-45 or Section 815-10-45 or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. We are to provide the required disclosures retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 2. Cash and Restricted Cash

The table below is a summary of our cash balances at September 30, 2012 and December 31, 2011:

(In thousands)	September 30, 2012	December 31, 2011

Homebuilding	$141,043	$43,539
Financial services	18,722	16,254
Unrestricted cash and cash equivalents	$159,765	$59,793
Restricted cash	8,980	41,334
Total cash, cash equivalents and restricted cash	$168,745	$101,127

Restricted cash at September 30, 2012 consists primarily of homebuilding cash the Company had pledged as collateral in accordance with the three secured credit agreements for the issuance of letters of credit outside of the Credit Facility to which the Company is a party (collectively, the "Letter of Credit Facilities"). The reduction in restricted cash at September 30, 2012 compared to December 31, 2011 was primarily the result of an amendment dated January 31, 2012 (the "2012 Amendment") to the Company's $140 million secured revolving credit facility (the "Credit Facility"). As a result of the 2012 Amendment, the Company was able to release $25.0 million of restricted cash that had been pledged to the lenders under the Credit Facility.

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

The table below shows the notional amounts of our financial instruments at September 30, 2012 and December 31, 2011:

Description of financial instrument (in thousands)	September 30, 2012	December 31, 2011
Best efforts contracts and related committed IRLCs	$1,080	$1,088
Uncommitted IRLCs	39,073	25,912
FMBSs related to uncommitted IRLCs	32,000	26,000
Best efforts contracts and related mortgage loans held for sale	11,791	14,058
FMBSs related to mortgage loans held for sale	43,000	42,000
Mortgage loans held for sale covered by FMBSs	43,191	42,227

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2012 and December 31, 2011:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$58,338	$—	$58,338	$—
Forward sales of mortgage-backed securities	(1,395)	—	(1,395)	—
Interest rate lock commitments	686	—	686	—
Best-efforts contracts	(208)	—	(208)	—
Total	$57,421	$—	$57,421	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$57,275	$—	$57,275	$—
Forward sales of mortgage-backed securities	(470)	—	(470)	—
Interest rate lock commitments	356	—	356	—
Best-efforts contracts	(129)	—	(129)	—
Total	$57,032	$—	$57,032	$—

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2012	2011	2012	2011
Mortgage loans held for sale	$328	$1,233	$431	$3,383
Forward sales of mortgage-backed securities	(838)	(1,350)	(925)	(1,334)
Interest rate lock commitments	341	497	328	725
Best-efforts contracts	(84)	(180)	(77)	(455)
Total (loss) gain recognized	$(253)	$200	$(243)	$2,319

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2012		September 30, 2012
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,395
Interest rate lock commitments	Other assets	686	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	208
Total fair value measurements		$686		$1,603

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$470
Interest rate lock commitments	Other assets	356	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	129
Total fair value measurements		$356		$599

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

In order to estimate the assumed absorption pace for home sales included in the Company's cash flow models, the Company analyzes the historical absorption pace in the community as well as other communities in the geographic area. Our overall absorption rate was 1.7 per community per month for the year ended December 31, 2011 and 2.1 per community per month for the first nine months of 2012. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on population demographics, unemployment rates, foreclosure sales, and availability of competing products in the geographic area where a community is located. When analyzing the Company's historical absorption pace for home sales and corresponding internal and external market studies, the Company places greater emphasis on more current metrics and trends such as the absorption pace realized in its most recent quarters.

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

The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of September 30, 2012, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs.

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

The tables below show the level and measurement of assets and liabilities measured on a non-recurring basis as of and for the nine months ended September 30, 2012 and as of and for the year ended December 31, 2011:

Description of asset or liability (In thousands)	Fair Value Measurements September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Nine Months Ended September 30, 2012

Inventory	$2,350	$—	$—	$2,350	$1,876
Investments in Unconsolidated LLCs	—	—	—	—	—

Total fair value measurements	$2,350	$—	$—	$2,350	$1,876

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Year Ended December 31, 2011

Inventory	$43,659	$—	$—	$43,659	$20,964
Investments in Unconsolidated LLCs	970	—	—	970	1,029

Total fair value measurements	$44,629	$—	$—	$44,629	$21,993

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at September 30, 2012 and December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	September 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$168,745	$168,745	$101,127	$101,127
Mortgage loans held for sale	58,338	58,338	57,275	57,275
Split dollar life insurance policies	719	679	719	655
Notes receivable	823	764	851	753
Commitments to extend real estate loans	686	686	356	356
Liabilities:
Note payable - banks	54,840	54,840	52,606	52,606
Mortgage notes payable	10,769	10,885	5,521	6,076
Convertible senior subordinated notes	57,500	60,819	—	—
Senior notes	227,570	247,825	239,016	218,925
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	208	208	470	470
Forward sales of mortgage-backed securities	1,395	1,395	129	129
Off-Balance Sheet Financial Instruments:
Letters of credit	—	546	—	792

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2012 and December 31, 2011:

Cash, Restricted Cash and Other Liabilities. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, Convertible Senior Subordinated Notes, and Senior Notes. The fair value of these financial instruments was determined based upon market quotes at September 30, 2012 and December 31, 2011. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Note Payable - Banks. The interest rate available to the Company fluctuates with the Alternate Base Rate or the Eurodollar Rate (for our Credit Facility) or LIBOR (for M/I Financial Corp.'s $70 million secured mortgage warehousing agreement dated April 18, 2011, as amended on March 23, 2012 and September 26, 2012 (the “MIF Mortgage Warehousing Agreement”)), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $26.5 million and $35.8 million represent potential commitments at September 30, 2012 and December 31, 2011, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 4. Inventory

A summary of the Company's inventory as of September 30, 2012 and December 31, 2011 is as follows:

(In thousands)	September 30, 2012	December 31, 2011
Single-family lots, land and land development costs	$230,040	$242,372
Land held for sale	8,448	—
Homes under construction	252,325	181,483
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2012 - $4,390; December 31, 2011 - $4,340)	35,314	27,662
Community development district infrastructure	4,988	5,983
Land purchase deposits	6,204	2,676
Consolidated inventory not owned	6,552	6,596
Total inventory	$543,871	$466,772

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of September 30, 2012 and December 31, 2011, we had 673 homes (with a carrying value of $81.6 million) and 573 homes (with a carrying value of $85.5 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability on a quarterly basis. Refer to Note 3 for additional details relating to our procedures for evaluating our inventories for impairment.

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

A summary of the Company’s valuation adjustments and write-offs for the three and nine months ended September 30, 2012 and 2011is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Impairment of operating communities:
Midwest	$—	$962	$10	$3,944
Southern	—	594	—	2,459
Mid-Atlantic	—	—	—	17
Total impairment of operating communities (a)	$—	$1,556	$10	$6,420
Impairment of future communities:
Midwest	$1,309	$141	$1,771	$6,519
Southern	—	—	—	3,455
Mid-Atlantic	—	—	—	—
Total impairment of future communities (a)	$1,309	$141	$1,771	$9,974
Impairment of land held for sale:
Midwest	$—	$—	$95	$—
Southern	—	—	—	590
Mid-Atlantic	—	—	—	—
Total impairment of land held for sale (a)	$—	$—	$95	$590
Option deposits and pre-acquisition costs write-offs:
Midwest	$—	$121	$36	$143
Southern	—	19	110	56
Mid-Atlantic	—	—	110	241
Total option deposits and pre-acquisition costs write-offs (b)	$—	$140	$256	$440
Impairment of investments in Unconsolidated LLCs:
Midwest	$—	$—	$—	$979
Southern	—	—	—	50
Mid-Atlantic	—	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$—	$—	$—	$1,029
Total impairments and write-offs of option deposits and pre-acquisition costs	$1,309	$1,837	$2,132	$18,453

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 6. Capitalized Interest

The Company capitalizes interest during land development and home construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party. A summary of capitalized interest for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Capitalized interest, beginning of period	$17,967	$19,758	$18,869	$20,075
Interest capitalized to inventory	2,574	2,773	7,128	7,613
Capitalized interest charged to cost of sales	(3,755)	(2,515)	(9,211)	(7,672)
Capitalized interest, end of period	$16,786	$20,016	$16,786	$20,016

Interest incurred — net	$6,573	$6,157	$19,194	$18,497

NOTE 7. Investment in Unconsolidated Limited Liability Companies

At September 30, 2012, the Company had interests ranging from 33% to 50% in Unconsolidated LLCs. These Unconsolidated LLCs engage in land acquisition and development activities for the purpose of selling or distributing (in the form of a capital distribution) developed lots to the Company and its partners in the entity. Based on relevant accounting guidance, the Company is required to evaluate these Unconsolidated LLCs to determine whether they meet the criteria of a variable interest entity ("VIE"). These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity. If it is determined that we are the primary beneficiary, we must first determine if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to benefit from or absorb a potentially significant amount of the VIE's expected gains or losses, respectively. As of September 30, 2012, we have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs. Each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors. We have determined that we do not have substantive control over any of these entities; therefore, they are recorded using the equity method of accounting The Company's maximum exposure related to its investment in these entities as of September 30, 2012 was the amount invested of $11.3 million. Included in the Company's investment in Unconsolidated LLCs at both September 30, 2012 and December 31, 2011 were $0.8 million of capitalized interest and other costs.

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

The accrual amounts are based upon historical experience and geographic location. Our warranty accruals are included in Other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets. A summary of warranty activity for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Warranty accrual, beginning of period	$8,733	$7,835	$9,025	$8,335
Warranty expense on homes delivered during the period	1,646	1,131	4,021	3,100
Changes in estimates for pre-existing warranties	141	1,021	231	921
Settlements made during the period	(1,524)	(1,771)	(4,281)	(4,140)
Warranty accrual, end of period	$8,996	$8,216	$8,996	$8,216

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a wholly-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan.  Loans totaling approximately $6.3 million and $53.0 million were covered under the above guarantees as of September 30, 2012 and December 31, 2011, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at September 30, 2012, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial has not repurchased any loans under the above agreements during the nine months ended September 30, 2012, but has received inquiries concerning underwriting matters from purchasers of its loans concerning certain loans under those agreements.  The total of these loans was approximately $3.7 million and $4.6 million at September 30, 2012 and December 31, 2011, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of September 30, 2012 and December 31, 2011, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million and $1.4 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to the guarantees described above totaling $2.5 million and $2.8 million at September 30, 2012 and December 31, 2011, respectively, which is management's best estimate of the Company's liability.

At September 30, 2012, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the "2018 Senior Notes") and $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”). The Company's obligations under the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the Credit Facility are guaranteed jointly and severally by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

NOTE 9. Commitments and Contingencies

At September 30, 2012, the Company had outstanding approximately $63.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through December 2016. Included in this total are: (1) $17.1 million of performance and maintenance bonds and $30.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.4 million of financial letters of credit, of which $2.8 million represent deposits on land and lot purchase agreements; and (3) $6.3 million of financial bonds.

As of September 30, 2012, the Company has identified 93 homes that have been confirmed as having defective drywall installed by our subcontractors.  All of these homes are located in Florida.  As of September 30, 2012, we have completed the repair of 88 homes and are in the process of repairing two homes. The remaining three homeowners have not granted us authority to repair their homes. In consideration for performing these repairs, we received from the homeowners a full release of claims (excluding, in nearly all cases, personal injury claims) arising from the defective drywall. Since 2009, the Company has accrued approximately $13.0 million for the repair of these 93 homes. The remaining balance in this accrual is $0.7 million, which is included in Other liabilities on the Company's Consolidated Balance Sheets. Based on our investigation to date and our evaluation of the defective drywall issue, we believe our existing accrual is sufficient to cover costs and claims associated with the repair of these homes. However, if we identify additional homes with defective drywall, we may increase the accrual for costs of repair attributable to defective drywall. During the third quarter of 2012, the Company received a $3.0 million settlement for claims attributed to the defective drywall that is recorded as a reduction in land and housing costs in our consolidated statement of operations. The Company has made demand for reimbursement from manufacturers, suppliers, insurers and others for costs the Company has incurred and may incur in the future in connection with the defective drywall. Please refer to Note 10 for further information on this matter.

At September 30, 2012, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $195.6 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 10. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 9). As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Action. The court in the MDL Omnibus Action recently preliminarily approved a global class action settlement, which is intended to resolve all Chinese Drywall-related claims of and against those who participate in the settlement.  The Company currently is planning to participate in the global settlement. A final fairness and approval hearing is currently scheduled for November 2012. The Company intends to vigorously defend against the claims of any plaintiffs who are not bound by or elect to opt out of the global class action settlement. Given the inherent uncertainties in this litigation, as of September 30, 2012, no accrual has been recorded (other than the accrual for repairs described in Note 9) because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. There can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 9 for further information on this matter.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business.  Certain of the liabilities resulting from these other matters are covered by insurance.   While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties.  The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters.  However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At September 30, 2012 and December 31, 2011, we had $0.4 million and $0.5 million reserved for legal expenses, respectively.

NOTE 11. Debt

Notes Payable - Homebuilding

At September 30, 2012, borrowing availability under the Credit Facility was $72.6 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $17.8 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $54.8 million. At September 30, 2012, the Company had pledged $187.1 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility. At September 30, 2012, the Company was in compliance with all financial covenants of the Credit Facility.

During the three months ended September 30, 2012, the Company extended the maturity dates on two of the Letter of Credit Facilities for an additional year to August 31, 2013 and September 30, 2013, respectively, while reducing the maximum available amounts thereunder to $5.0 million and $8.0 million, respectively, and also elected not to extend the maturity of one Letter of Credit Facility that expired and terminated an uncommitted $5.0 million Letter of Credit Facility for the issuance of letters of credit under which there were no letters of credit remaining outstanding at the time of termination.

At September 30, 2012, there was $8.2 million of outstanding letters of credit under the Company's three remaining secured Letter of Credit Facilities, which were collateralized with $8.3 million of the Company's cash.

Notes Payable — Financial Services

In September 2012 we entered into the Third Amendment to the MIF Mortgage Warehousing Agreement which increased our maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines from $75.0 million to $100.0 million.

At September 30, 2012, M/I Financial had $54.8 million outstanding under the MIF Mortgage Warehousing Agreement and was in compliance with all financial covenants of that agreement.

Convertible Senior Subordinated Notes

In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes will bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year beginning on March 15, 2013. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate will initially equal 42.0159 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and will be subordinated in right of payment to our existing and future senior indebtedness and will also be effectively subordinated to our existing and future secured indebtedness, The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes

At maturity, on April 2, 2012, the Company repaid the $41.4 million aggregate principal amount outstanding of its 6.875% Senior Notes due 2012 (the “2012 Senior Notes”). In May 2012, the Company issued an additional $30.0 million of 2018 Senior Notes under the indenture pursuant to which the Company's outstanding $200.0 million aggregate principal amount of 2018 Senior Notes (the "Original Senior Notes") were issued and with substantially identical terms to the terms of the Original Senior Notes. As of September 30, 2012, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and 9.75% Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. From the third quarter of 2008 until the closing of our offering of common shares in September 2012, we were contractually prohibited from paying dividends and repurchasing shares due to deficits in our restricted payments basket. At September 30, 2012, after giving effect to the proceeds from the sale of common shares and our profitable operations during third quarter 2012, our restricted payment basket had a positive balance of $36.6 million. As a result, we are permitted by the indenture to pay dividends on, and repurchase, our common shares and 9.75% Series A Preferred Shares to the extent of such positive balance.

NOTE 12. Earnings (Loss) Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income (loss) available to common shareholders and basic and diluted income (loss) per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
NUMERATOR
Net income (loss)	$8,314	$(4,718)	$8,332	$(30,901)
Interest on 3.25% convertible senior subordinated notes due 2017	128	—	—	—
Net income (loss) available to common shareholders	8,442	(4,718)	8,332	(30,901)
DENOMINATOR
Basic weighted average shares outstanding	19,434	18,728	19,014	18,685
Effect of dilutive securities:
Stock option awards	187	—	92	—
Deferred compensation awards	127	—	132	—
3.25% convertible senior subordinated notes due 2017	525	—	—	—
Diluted weighted average shares outstanding - adjusted for assumed conversions	20,273	18,728	19,238	18,685
Earnings (loss) per common share
Basic	$0.43	$(0.25)	$0.44	$(1.65)
Diluted	$0.42	$(0.25)	$0.43	$(1.65)
Anti-dilutive equity awards not included in the calculation
of diluted earnings per common share	695	2,167	1,003	2,186

During the third quarter of 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes that are initially convertible into the Company's common shares at a conversion rate of 42.0159 shares per $1,000 of their principal amount (subject to adjustment upon the occurrence of certain events). This corresponds to an initial conversion price of approximately $23.80 per common share and results in a maximum number of additional common shares in our diluted earnings per share calculation above of approximately 2.4 million common shares. During the third quarter of 2012, the Company also issued 2.53 million common shares in a public offering at a price of $17.63 per share (for net proceeds of $42.1 million), which shares are included above in our total basic weighted average shares outstanding.

For the nine month period ended September 30, 2012, the effect of convertible debt was not included in the diluted earnings per share calculations as it would have been anti-dilutive. For the three and nine months ended September 30, 2011, the effects of outstanding shares underlying deferred compensation awards and outstanding options to purchase common shares were not included in the diluted earnings per share calculations as they would have been anti-dilutive due to the Company’s net loss for the respective periods.

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

The Company evaluates its deferred tax assets, including net operating results, to determine if a valuation allowance is required. We are required to assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The Company's pre-tax loss in the first half of 2012 as well as for the year ended December 31, 2011 present the most significant negative evidence as to whether the Company needs to reduce its deferred tax assets with a valuation allowance.  We are currently in a four-year cumulative pre-tax loss position, and despite achieving positive pre-tax net income for the three and nine months ended September 30, 2012, we currently believe the cumulative weight of the negative evidence exceeds that of the positive evidence and, as a result, it is more likely than not that we will not be able to utilize all of our deferred tax assets.  During the nine months ended September 30, 2012, the Company reduced its valuation allowance by $3.7 million, for a total valuation allowance recorded of $137.1 million, against its deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

The Company is allowed to carry forward federal tax losses for 20 years and apply such tax losses to future taxable income to realize federal deferred tax assets. In August 2012, the Company filed its 2011 federal income tax return and claimed
$81.1 million of tax loss carryforwards. In addition, the Company expects to be able to reverse previously recognized valuation allowances against future tax provisions during any future period for which it reports book income before income taxes. The Company will continue to review its deferred tax assets for recoverability in accordance with ASC 740, “Income Taxes”.

At September 30, 2012, the Company had federal net operating loss carryforwards of approximately $83.2 million and federal credit carryforwards of $3.9 million.  These federal carryforward benefits will begin to expire in 2028. The Company also had state net operating loss benefits of $15.7 million, with $8.6 million expiring between 2020 and 2027, and $7.1 million expiring between 2028 and 2033.

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

In October 2012, we announced our entry into the Austin, Texas market.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating income (loss) and interest expense for the three and nine months ended September 30, 2012 and 2011, as well as the Company’s loss before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Revenue:
Midwest homebuilding	$79,015	$58,941	$198,994	$168,291
Southern homebuilding	50,828	35,281	123,400	84,117
Mid-Atlantic homebuilding	72,649	44,530	172,977	127,863
Financial services	6,383	2,872	15,623	9,367
Total revenue	$208,875	$141,624	$510,994	$389,638

Operating income (loss):
Midwest homebuilding (a)	$3,940	$1,364	$9,012	$(6,925)
Southern homebuilding (a)	6,144	(203)	9,837	(6,895)
Mid-Atlantic homebuilding (a)	5,787	1,909	9,496	4,959
Financial services	3,960	969	8,606	4,203
Less: Corporate selling, general and administrative expenses	(7,380)	(5,490)	(17,508)	(15,288)
Total operating income (loss)	$12,451	$(1,451)	$19,443	$(19,946)

Interest expense:
Midwest homebuilding	$1,243	$1,291	$4,181	$4,612
Southern homebuilding	999	768	2,543	1,965
Mid-Atlantic homebuilding	1,342	1,122	4,248	3,663
Financial services	415	203	1,094	644
Total interest expense	$3,999	$3,384	$12,066	$10,884

Income (loss) before income taxes	$8,452	$(4,835)	$7,377	$(30,830)

(a)
For the three months ended September 30, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $1.3 million and $1.8 million, respectively. These charges reduced operating income by $1.3 million and $1.2 million in the Midwest region for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million in the Southern region for the three months ended September 30, 2011. There were no charges in the Mid-Atlantic or Southern regions for the three months ended September 30, 2012 or any charges in the Mid-Atlantic region for the three months ended September 30, 2011.

For the nine months ended September 30, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $2.1 million and $18.5 million, respectively. These charges reduced operating income by $1.9 million and $11.6 million in the Midwest region, $0.1 million and $6.6 million in the Southern region and $0.1 million and $0.3 million in the Mid-Atlantic region for the nine months ended September 30, 2012 and 2011, respectively.

The following tables show total assets by segment:

	September 30, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,274	$2,675	$2,255	$—	$6,204
Inventory (a)	203,947	126,524	207,196	—	537,667
Investments in Unconsolidated LLCs	5,255	6,001	—	—	11,256
Other assets	5,710	4,434	11,044	240,977	262,165
Total assets	$216,186	$139,634	$220,495	$240,977	$817,292

	December 31, 2011
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in Unconsolidated LLCs	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 15. Supplemental Guarantor Information

The Company's obligations under the 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes are not guaranteed by all of the Company's subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The subsidiary guarantors of the 2018 Senior Notes and the 2017 Convertible Senior Subordinated Notes are the same.

The following condensed consolidating financial information includes balance sheets, statements of operations and cash flow information for the parent company, the guarantors for the 2018 Senior Notes and the 2017 Convertible Senior Subordinated Notes (the “Guarantor Subsidiaries”), collectively, and for all other subsidiaries and joint ventures of the Company (“the Non-Guarantor Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect wholly-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2018 Senior Notes, on a joint and several senior unsecured basis and (b) the 2017 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.

There are no significant restrictions on the parent company's ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.

As of September 30, 2012, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary.

In the condensed financial tables presented below, the parent company presents all of its wholly-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$202,492	$6,383	$—	$208,875
Costs and expenses:
Land and housing	—	164,452	—	—	164,452
Impairment of inventory and investment in Unconsolidated LLCs	—	1,309	—	—	1,309
General and administrative	—	13,425	2,591	—	16,016
Selling	—	14,647	—	—	14,647
Interest	—	3,584	415	—	3,999
Total costs and expenses	—	197,417	3,006	—	200,423

Income before income taxes	—	5,075	3,377	—	8,452

(Benefit) provision for income taxes	—	(1,003)	1,141	—	138

Equity in subsidiaries	8,314	—	—	(8,314)	—

Net income	$8,314	$6,078	$2,236	$(8,314)	$8,314

	Three Months Ended September 30, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$138,752	$2,872	$—	$141,624
Costs and expenses:
Land and housing	—	116,269	—	—	116,269
Impairment of inventory and investment in Unconsolidated LLCs	—	1,697	—	—	1,697
General and administrative	—	11,914	1,982	—	13,896
Selling	—	11,213	—	—	11,213
Interest	—	3,181	203	—	3,384
Total costs and expenses	—	144,274	2,185	—	146,459

(Loss) income before income taxes	—	(5,522)	687	—	(4,835)

(Benefit) provision for income taxes	—	(366)	249	—	(117)

Equity in subsidiaries	(4,718)	—	—	4,718	—

Net (loss) income	$(4,718)	$(5,156)	$438	$4,718	$(4,718)

	Nine Months Ended September 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$495,371	$15,623	$—	$510,994
Costs and expenses:
Land and housing	—	408,893	—	—	408,893
Impairment of inventory and investment in Unconsolidated LLCs	—	1,876	—	—	1,876
General and administrative	—	34,938	7,361	—	42,299
Selling	—	38,482	1	—	38,483
Interest	—	10,972	1,094	—	12,066
Total costs and expenses	—	495,161	8,456	—	503,617

Income before income taxes	—	210	7,167	—	7,377

(Benefit) provision for income taxes	—	(3,403)	2,448	—	(955)

Equity in subsidiaries	8,332	—	—	(8,332)	—

Net income	$8,332	$3,613	$4,719	$(8,332)	$8,332

	Nine Months Ended September 30, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$380,271	$9,367	$—	$389,638
Costs and expenses:
Land and housing	—	322,886	—	—	322,886
Impairment of inventory and investment in Unconsolidated LLCs	—	18,013	—	—	18,013
General and administrative	—	32,606	5,458	—	38,064
Selling	—	30,621	—	—	30,621
Interest	—	10,240	644	—	10,884
Total costs and expenses	—	414,366	6,102	—	420,468

(Loss) income before income taxes	—	(34,095)	3,265	—	(30,830)

(Benefit) provision for income taxes	—	(1,003)	1,074	—	71

Equity in subsidiaries	(30,901)	—	—	30,901	—

Net (loss) income	$(30,901)	$(33,092)	$2,191	$30,901	$(30,901)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$140,899	$18,866	$—	$159,765
Restricted cash	—	8,980	—	—	8,980
Mortgage loans held for sale	—	—	58,338	—	58,338
Inventory	—	543,871	—	—	543,871
Property and equipment - net	—	11,821	135	—	11,956
Investment in Unconsolidated LLCs	—	—	11,256	—	11,256
Investment in subsidiaries	388,041	—	—	(388,041)	—
Intercompany	213,796	(204,295)	(9,501)	—	—
Other assets	9,725	12,217	1,184	—	23,126
TOTAL ASSETS	$611,562	$513,493	$80,278	$(388,041)	$817,292

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$64,694	$654	$—	$65,348
Customer deposits	—	10,976	—	—	10,976
Other liabilities	—	45,875	6,382	—	52,257
Community development district obligations	—	4,988	—	—	4,988
Obligation for consolidated inventory not owned	—	6,552	—	—	6,552
Note payable bank - financial services operations	—	—	54,840	—	54,840
Note payable - other	—	10,769	—	—	10,769
Convertible senior subordinated notes	57,500	—	—	—	57,500
Senior notes	227,570	—	—	—	227,570
TOTAL LIABILITIES	285,070	143,854	61,876	—	490,800

Shareholders' equity	326,492	369,639	18,402	(388,041)	326,492

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$611,562	$513,493	$80,278	$(388,041)	$817,292

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$43,539	$16,254	$—	$59,793
Restricted cash	—	41,334	—	—	41,334
Mortgage loans held for sale	—	—	57,275	—	57,275
Inventory	—	466,772	—	—	466,772
Property and equipment - net	—	14,241	117	—	14,358
Investment in Unconsolidated LLCs	—	—	10,357	—	10,357
Investment in subsidiaries	381,709	—	—	(381,709)	—
Intercompany	125,272	(115,058)	(10,214)	—	—
Other assets	5,385	8,455	756	—	14,596
TOTAL ASSETS	$512,366	$459,283	$74,545	$(381,709)	$664,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$40,759	$497	$—	$41,256
Customer deposits	—	4,181	—	—	4,181
Other liabilities	—	33,589	5,759	—	39,348
Community development district obligations	—	5,983	—	—	5,983
Obligation for consolidated inventory not owned	—	2,944	—	—	2,944
Note payable bank - financial services operations	—	—	52,606	—	52,606
Note payable - other	—	5,801	—	—	5,801
Senior notes	239,016	—	—	—	239,016
TOTAL LIABILITIES	239,016	93,257	58,862	—	391,135

Shareholders' equity	273,350	366,026	15,683	(381,709)	273,350

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,366	$459,283	$74,545	$(381,709)	$664,485

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(20,546)	$4,225	$—	$(16,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	32,391	—	—	32,391
Purchase of property and equipment	—	(786)	(72)	—	(858)
Acquisition, net of cash acquired	—	(4,707)	—	—	(4,707)
Investments in and advances to Unconsolidated LLC's	—	—	(949)	—	(949)
Net cash provided by (used in) investing activities	—	26,898	(1,021)	—	25,877

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(41,443)	—	—	—	(41,443)
Proceeds from bank borrowings - net	—	—	2,234	—	2,234
Principal proceeds from note payable - other and community development district bond obligations	—	4,968	—	—	4,968
Proceeds from issuance of senior notes	29,700	—	—	—	29,700
Proceeds from issuance of convertible senior subordinated notes	57,500	—	—	—	57,500
Proceeds from issuance of common shares	42,085	—	—	—	42,085
Intercompany financing	(89,057)	91,852	(2,795)	—	—
Debt issue costs	—	(5,812)	(31)	—	(5,843)
Proceeds from exercise of stock options	1,215	—	—	—	1,215
Net cash provided by (used in) financing activities	—	91,008	(592)	—	90,416

Net increase in cash and cash equivalents	—	97,360	2,612	—	99,972
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$140,899	$18,866	$—	$159,765

	Nine Months Ended September 30, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(37,939)	$13,373	$—	$(24,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(4,532)	—	—	(4,532)
Purchase of property and equipment	—	(851)	(38)	—	(889)
Acquisition, net of cash acquired	—	(4,654)	—	—	(4,654)
Distributions from Unconsolidated LLCs	—	—	(648)	—	(648)
Net cash used in investing activities	—	(10,037)	(686)	—	(10,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(539)	—	(539)
Principal repayments of note payable - other and community development district bond obligations	—	4	—	—	4
Intercompany financing	(1,665)	8,636	(6,971)	—	—
Debt issue costs	—	(150)	(70)	—	(220)
Proceeds from exercise of stock options	1,500	—	—	—	1,500
Excess tax deficiency from stock-based payment arrangements	165	—	—	—	165
Net cash provided by (used in) financing activities	—	8,490	(7,580)	—	910

Net (decrease) increase in cash and cash equivalents	—	(39,486)	5,107	—	(34,379)
Cash and cash equivalents balance at beginning of period	—	71,874	9,334	—	81,208
Cash and cash equivalents balance at end of period	$—	$32,388	$14,441	$—	$46,829

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 82,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Homes, TriStone Homes and Triumph Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information about our accounting policies.

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2012 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

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

In October 2012, we announced our entry into the Austin, Texas market.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Outlook

Throughout the first nine months of 2012, we, as well as others in the homebuilding industry, have seen signs that the overall housing market is stabilizing and beginning to recover from the severe housing downturn that began in mid-2006. We are experiencing broad-based improvement across most of our regions which we believe is being driven by attractive housing affordability levels, moderate changes in buyer perceptions, increased demand for distressed properties, and record-low interest rates for residential consumer mortgage loans, all of which have led to a decline in national housing inventory levels and to stabilization in most of the Company's markets. These factors are evident in both our 2012 third quarter and year to date operating results as well as by our improving gross margins, operating margins and operating leverage statistics when compared to our results from a year ago as more fully described below.

The Company was profitable for both the quarter and the year to date, and achieved its highest net income since 2006 reaching $8.3 million for the quarter and nine months year-to-date. In September 2012, the Company increased its cash with the public issuances of $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and 2.53 million common shares, for aggregate combined net proceeds of $99.6 million.

With these improving conditions in mind, we will continue to focus on the following primary strategic business objectives focused on profitability:

•	maintaining a strong balance sheet;

•	emphasizing customer service, product design, and premier locations;

•	strategically investing in new communities and/or markets; and

•	having a meaningful presence in our markets.

Summary of Company Results

We have historically experienced, and expect to continue to experience, variability in our quarterly results. Our results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

As a result of the improving operating conditions and our continued effort to manage our business with a focus on profitability, we experienced improvements in a number of operational metrics and our financial results for the three and nine months ended September 30, 2012.

Operationally, for the quarter ended September 30, 2012, we experienced a 29% increase in our new contracts, a 28% increase in our homes delivered, and a 12% increase in the average sales price of our homes delivered compared to 2011's third quarter. We also experienced a 41% increase in the number of homes in our backlog as well as a 50% increase in the overall sales value of our backlog over prior year's third quarter. For the first nine months of 2012, new contracts increased 25%, homes delivered increased 17%, and the average sales price of our homes delivered increased 10% over the first nine months of 2011. In addition, we continue to invest in new communities and markets that we believe are helping us in attaining improved profitability when and as housing markets improve and in enhancing our ability to establish significant market share and create a platform for future growth in our markets. During the three months ended September 30, 2012, we opened 12 new communities and closed eight legacy communities. We are experiencing higher gross margins in our new communities (20.2%) compared to our legacy communities (14.8%). Of our homes delivered during the third quarter of 2012, 71% were in new communities (defined by us as communities opened after January 1, 2009), compared to 60% during the third quarter of 2011.

From a financial perspective, we improved our financial results in several areas for the three and nine months ended September 30, 2012. Most notably for the quarter ended September 30, 2012, we achieved net income of $8.3 million, or $0.42 per diluted share, compared to a loss of $4.7 million, or a loss of $0.25 per diluted share, for the quarter ended September 30, 2011. We also achieved net income for the nine month period ended September 30, 2012 of $8.3 million compared to a loss of $30.9 million for the same period in 2011.

Below is a further description of the additional improvements in our financial results.

•
For the quarter ended September 30, 2012, total revenue increased $67.3 million (48%), from $141.6 million in the third quarter of 2011 to $208.9 million in the third quarter of 2012. This increase was attributable to a 28% increase in homes delivered, from 582 in the third quarter of 2011 to 746 in the third quarter of 2012, along with a 12% increase in the average sales price of homes delivered, from $238,000 in the third quarter of 2011 to $266,000 in the third quarter of 2012. We also had $4.1 million of revenue from land sales in the third quarter of 2012 compared to only $0.2 million in the third quarter of 2011. Revenue in our financial services segment increased from $2.9 million for the quarter ended September 30, 2011 to $6.4 million for the same period in 2012. Please see the discussion below for an explanation regarding the increase in revenue.

•
Income before taxes for the quarter ended September 30, 2012 was $8.5 million compared to loss before taxes of $4.8 million for the third quarter of 2011. The $13.3 million increase in income before taxes was primarily due to the increase in revenue described above, a 190 basis point improvement in our adjusted operating gross margin, a $3.0 million drywall settlement, a $0.8 million increase in land sale profit and a $0.4 million decrease in impairment charges taken during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. These improvements were offset, in part, by a $5.6 million increase in selling, general and administrative costs which was driven primarily by a $2.6 million increase in variable selling expenses related to the increase in homes delivered; a $2.0 million increase in payroll related expenses; a $0.7 million increase in design center depreciation expenses, and a $0.3 million increase in expenses related to our sales offices. Excluding the drywall settlement and the impairment charges of $1.3 million, the Company earned adjusted pre-tax income from operations of $6.8 million for the quarter ended September 30, 2012, a $9.8 million increase compared to the adjusted pre-tax loss from operations of $3.0 million for the third quarter of 2011. This improvement was also a result of the factors described with respect to income before taxes above. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax income (loss) from operations to their respective most directly comparable GAAP financial measures, gross margin, and income (loss) from operations before taxes.

•
For the nine months ended September 30, 2012, total revenue increased $121.4 million (31%), from $389.6 million in the first nine months of 2011 to $511.0 million in the first nine months of 2012. This increase was attributable to a 17% increase in homes delivered, from 1,611 in the nine month period ended September 30, 2011 to 1,878 in the nine month period ended September 30, 2012, along with a 10% increase in the average sales price of homes delivered, from $235,000 in the first nine months of 2011 to $259,000 in the first nine months of 2012. Revenue in our financial services segment increased 66% from $9.4 million for the nine months ended September 30, 2011 to $15.6 million for the nine months ended September 30, 2012. Please see the discussion below for an explanation regarding the increase in revenue.

•
Income before taxes for the nine months ended September 30, 2012 was $7.4 million compared to loss before taxes of $30.8 million for the first nine months of 2011. The $38.2 million increase124% in income before taxes was primarily due to the increase in revenue described above, a 230 basis point improvement in our adjusted operating gross margin, a $3.0 million drywall settlement, a $2.0 million increase in land sale profit and a $16.1 million decrease in impairment charges taken during the first nine months of 2012 compared to the same period in 2011. These improvements were offset, in part, by a $1.2 million increase in interest expense due to the increase in borrowings related to the increase in the number of loans originated by our mortgage company during the first nine months of 2012 as well as a $12.1 million increase in selling, general and administrative costs driven primarily by a $5.3 million increase in variable selling expenses related to the increase in homes delivered; a

$4.0 million increase in payroll related expenses; a $0.9 million increase in expenses related to our sales offices; a $0.5 million increase related to design center related expenses, a $0.5 million increase in land related expenses; a $0.4 million increase in expenses related to our model homes; a $0.3 million increase in miscellaneous other expenses; and a $0.2 million increase in advertising expenses. Excluding the drywall settlement and the impairment charges of $2.1 million, the Company earned adjusted pre-tax income from operations of $6.5 million for the nine months ended September 30, 2012, a $18.9 million increase compared to adjusted pre-tax loss from operations of $12.4 million for the first nine months of 2011. This improvement was also a result of the factors described with respect to income before taxes above. Please see the table set forth below which reconciles the non-GAAP financial measures of adjusted operating gross margin and adjusted pre-tax income from operations to their respective most directly comparable GAAP financial measures, gross margin, and income from operations before income taxes.

•
Our mortgage company's capture rate increased from 84% for the three months ended September 30, 2011 to 85% for the three months ended September 30, 2012, and decreased from 85% for the nine months ended September 30, 2011 to 84% for the nine months ended September 30, 2012. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

•	During the nine months ended September 30, 2012, we reduced our deferred tax assets by $3.7 million, and we recorded a non-cash valuation allowance against the entire amount of deferred tax assets.

The following table reconciles our adjusted operating gross margin and adjusted pre-tax income (loss) from operations (each of which constitutes a non-GAAP financial measure) for the three and nine months ended September 30, 2012 and 2011 to the GAAP financial measures of gross margin and income (loss) from operations before income taxes, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Gross margin	$43,114	$23,658	$100,225	$48,739
Add:
Impairment of inventory and investment in Unconsolidated LLCs	1,309	1,697	1,876	18,013
Imported drywall settlement	$(3,000)	$—	$(3,000)	$—
Adjusted operating gross margin	$41,423	$25,355	$99,101	$66,752

Income (loss) from operations before income taxes	$8,452	$(4,835)	$7,377	$(30,830)
Add:
Impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs	1,309	1,837	2,132	18,453
Imported drywall settlement	(3,000)	—	(3,000)	—
Adjusted pre-tax income (loss) from operations	$6,761	$(2,998)	$6,509	$(12,377)

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

The following table shows, by segment, revenue, operating income (loss) and interest expense for the three and nine months ended September 30, 2012 and 2011, as well as the Company’s income (loss) before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Revenue:
Midwest homebuilding	$79,015	$58,941	$198,994	$168,291
Southern homebuilding	50,828	35,281	123,400	84,117
Mid-Atlantic homebuilding	72,649	44,530	172,977	127,863
Financial services	6,383	2,872	15,623	9,367
Total revenue	$208,875	$141,624	$510,994	$389,638

Operating income (loss):
Midwest homebuilding (a)	$3,940	$1,364	$9,012	$(6,925)
Southern homebuilding (a)	6,144	(203)	9,837	(6,895)
Mid-Atlantic homebuilding (a)	5,787	1,909	9,496	4,959
Financial services	3,960	969	8,606	4,203
Less: Corporate selling, general and administrative expenses	(7,380)	(5,490)	(17,508)	(15,288)
Total operating income (loss)	$12,451	$(1,451)	$19,443	$(19,946)

Interest expense:
Midwest homebuilding	$1,243	$1,291	$4,181	$4,612
Southern homebuilding	999	768	2,543	1,965
Mid-Atlantic homebuilding	1,342	1,122	4,248	3,663
Financial services	415	203	1,094	644
Total interest expense	$3,999	$3,384	$12,066	$10,884

Income (loss) before income taxes	$8,452	$(4,835)	$7,377	$(30,830)

(a)
For the three months ended September 30, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $1.3 million and $1.8 million, respectively. These charges reduced operating income by $1.3 million and $1.2 million in the Midwest region for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million in the Southern region for the three months ended September 30, 2011. Note there were no charges in the Mid-Atlantic region for both the three months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012 and 2011, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $2.1 million and $18.5 million, respectively. These charges reduced operating income by $1.9 million and $11.6 million in the Midwest region, $0.1 million and $6.6 million in the Southern region and $0.1 million and $0.3 million in the Mid-Atlantic region for the nine months ended September 30, 2012 and 2011, respectively.

The following tables show total assets by segment:

	At September 30, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,274	$2,675	$2,255	$—	$6,204
Inventory (a)	203,947	126,524	207,196	—	537,667
Investments in Unconsolidated LLCs	5,255	6,001	—	—	11,256
Other assets	5,710	4,434	11,044	240,977	262,165
Total assets	$216,186	$139,634	$220,495	$240,977	$817,292

	At December 31, 2011
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in Unconsolidated LLCs	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

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

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Midwest Region
Homes delivered	307	254	795	741
New contracts, net	274	251	913	846
Backlog at end of period	505	441	505	441
Average sales price per home delivered	$257	$232	$250	$227
Average sales price of homes in backlog	$267	$253	$267	$253
Aggregate sales value of homes in backlog	$135,086	$111,538	$135,086	$111,538
Revenue homes	$79,015	$58,941	$198,374	$168,291
Revenue third party land sales	$—	$—	$620	$—
Operating income (loss) homes (a)	$3,940	$1,364	$9,083	$(6,925)
Operating (loss) third party land sales (a)	$—	$—	$(70)	$—
Number of active communities	58	60	58	60
Southern Region
Homes delivered	223	162	543	395
New contracts, net	224	149	707	451
Backlog at end of period	362	184	362	184
Average sales price per home delivered	$226	$217	$226	$210
Average sales price of homes in backlog	$263	$230	$263	$230
Aggregate sales value of homes in backlog	$95,299	$42,270	$95,299	$42,270
Revenue homes	$50,382	$35,126	$122,748	$83,007
Revenue third party land sales	$447	$155	$653	$1,110
Operating income (loss) homes (a)	$6,141	$(206)	$9,837	$(6,403)
Operating income (loss) third party land sales (a)	$4	$3	$—	$(492)
Number of active communities	34	25	34	25
Mid-Atlantic Region
Homes delivered	216	166	540	475
New contracts, net	259	187	727	579
Backlog at end of period	312	213	312	213
Average sales price per home delivered	$319	$268	$306	$269
Average sales price of homes in backlog	$333	$324	$333	$324
Aggregate sales value of homes in backlog	$103,951	$68,930	$103,951	$68,930
Revenue homes	$69,009	$44,530	$165,277	$127,863
Revenue third party land sales	$3,640	$—	$7,700	$—
Operating income homes (a)	$5,017	$1,909	$7,960	$4,959
Operating income third party land sales (a)	$770	$—	$1,536	$—
Number of active communities	36	35	36	35
Total Homebuilding Regions
Homes delivered	746	582	1,878	1,611
New contracts, net	757	587	2,347	1,876
Backlog at end of period	1,179	838	1,179	838
Average sales price per home delivered	$266	$238	$259	$235
Average sales price of homes in backlog	$284	$266	$284	$266
Aggregate sales value of homes in backlog	$334,336	$222,738	$334,336	$222,738
Revenue homes	$198,406	$138,597	$486,399	$379,161
Revenue third party land sales	$4,087	$155	$8,973	$1,110
Operating income (loss) homes (a)	$15,098	$3,067	$26,880	$(8,369)
Operating income (loss) third party land sales (a)	$774	$3	$1,466	$(492)
Number of active communities	128	120	128	120

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Financial Services
Number of loans originated	606	435	1,589	1,217
Value of loans originated	$139,020	$92,585	$355,075	$256,708

Revenue	$6,383	$2,872	$15,623	$9,367
Selling, general and administrative expenses	2,423	1,903	7,017	5,164
Interest expense	415	203	1,094	644
Income before income taxes	$3,545	$766	$7,512	$3,559

(a)	Amount shown includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Midwest:
Homes	$1,309	$1,224	$1,817	$11,585
Land	—	—	95	—
	1,309	1,224	1,912	11,585
Southern:
Homes	—	613	110	6,020
Land	—	—	—	590
	—	613	110	6,610
Mid-Atlantic:
Homes	—	—	110	258
Land	—	—	—	—
	—	—	110	258
Total
Homes	1,309	1,837	2,037	17,863
Land	—	—	95	590
	$1,309	$1,837	$2,132	$18,453

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Midwest	18.7%	21.3%	16.8%	20.9%
Southern	23.8%	19.5%	18.9%	18.6%
Mid-Atlantic	11.3%	15.8%	12.0%	14.1%

Total cancellation rate	18.0%	19.1%	16.0%	18.3%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Midwest Region. For the three months ended September 30, 2012, homebuilding revenue in our Midwest region increased $20.1 million, from $58.9 million in the third quarter of 2011 to $79.0 million in the third quarter of 2012. This increase was primarily the result of a 21% increase in homes delivered from 254 in the third quarter of 2011 to 307 in the third quarter of 2012 along with an 11% increase in the average sales price of homes delivered, from $232,000 in the third quarter of 2011 to $257,000 in the third quarter of 2012. For the three months ended September 30, 2012, there were $1.3 million of charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Midwest region, compared to $1.1 million of impairment charges for the three month period ended September 30, 2011. Excluding these impairment charges, our adjusted operating gross margin percentage was 17.0% for the three months ended September 30, 2012 and 15.9% for the same period in 2011. The increase in adjusted operating gross margin percentage was primarily the result of an increase in homes delivered in new communities, where we typically experience higher gross margins compared to our legacy communities primarily due to improved product and cost structures. For the three months ended September 30, 2012, 56% of the homes delivered in our Midwest region were in new communities, compared to 45% of our homes delivered during the three months ended September 30, 2011. Our Midwest region had operating income of $3.9 million for the three months ended September 30, 2012, a $2.5 million increase from the operating income of $1.4 million in the third quarter of 2011. The $2.5 million increase in operating income was primarily the result of the 110 basis point improvement in our adjusted operating gross margin percentage offset partially by the $0.2 million increase in impairment charges discussed above as well as a $1.3 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to a $0.7 million acceleration of leasehold improvement depreciation for rented space that we intend to exit early, as well as a $0.8 million increase in variable selling expenses as a result of the increase in homes delivered as well as increased sales commissions due to the higher average sales price of homes delivered during the third quarter of 2012 compared to the third quarter of 2011. Partially offsetting these increases was a $0.2 million decrease in payroll related expenses.

During the three months ended September 30, 2012, we opened six new communities in our Midwest region compared to four new communities opened during the third quarter of 2011. We experienced a 9% increase in new contracts in our Midwest region for the three months ended September 30, 2012, from 251 for the quarter ended September 30, 2011 to 274 for the quarter ended September 30, 2012. Our monthly absorption rate in our Midwest region in the third quarter of 2012 increased to 1.7 per community compared to 1.4 per community in the third quarter of 2011.

Southern Region. For the three months ended September 30, 2012, homebuilding revenue in our Southern region increased $15.5 million, from $35.3 million in the third quarter of 2011 to $50.8 million in the third quarter of 2012. This increase was primarily the result of a 38% increase in the number of homes delivered, from 162 for the quarter ended September 30, 2011 to 223 for the quarter ended September 30, 2012, along with a 4% increase in the average sales price of homes delivered from $217,000 in the third quarter of 2011 to $226,000 in the third quarter of 2012. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Southern region for the three months ended September 30, 2012, compared to $0.6 million in charges we incurred during the third quarter of 2011. Excluding these impairment charges as well as the $3.0 million settlement the Company received in the third quarter of 2012 related to defective imported drywall, our adjusted operating gross margin percentage for the three months ended September 30, 2012 was 17.6% compared to an adjusted operating gross margin percentage of 15.3% for the three months ended September 30, 2011. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities primarily due to improved product and cost structures. For the quarter ended September 30, 2012, 76% of the homes delivered in our Southern region were in new communities, compared to 67% of our homes delivered in our Southern region during the third quarter of 2011. Our Southern region had operating income of $6.1 million for the three months ended September 30, 2012, a $6.3 million increase from our operating loss of $0.2 million in the third quarter of 2011. The $6.3 million increase in operating income was primarily the result of the 230 basis point improvement in our adjusted operating gross margin percentage discussed above. Selling, general and administrative expenses increased $0.8 million in the third quarter of 2012 primarily due to an increase in variable selling expenses as a result of the increase in homes delivered as well as increased sales commissions due to the higher average sales price of homes delivered during the third quarter of 2012 compared to the third quarter of 2011.

During the three months ended September 30, 2012, we opened five new communities in our Southern region compared to three new communities opened during the third quarter of 2011. We experienced an 50% increase in new contracts in our Southern region, from 149 in the third quarter of 2011 to 224 in the third quarter of 2012. Our third quarter 2012 monthly absorption rate in our Southern region increased from 1.8 per community in the third quarter of 2011 to 2.2 per community in 2012.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region increased from $44.5 million for the three months ended September 30, 2011 to $72.6 million for the three months ended September 30, 2012. This 63% increase was primarily the result of a 19% increase in the average sales price of homes delivered, from $268,000 for the three months ended September 30, 2011 to $319,000 for the three months ended September 30, 2012; a 30% increase in the number of homes delivered, from 166 in the third quarter of 2011 to 216 in the third quarter of 2012; and revenue of $3.6 million from land sales that occurred during 2012's third quarter. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Mid-Atlantic region for the three months ended September 30, 2012 and 2011. Excluding $0.8 million of profit relating to the sale of land to third parties, our adjusted operating gross margin percentage declined from 17.4% for the three months ended September 30, 2011 to 17.2% for the three months ended September 30, 2012. The decrease in adjusted operating gross margin percentage was primarily the result of changes in our product mix of homes delivered in certain of our Mid-Atlantic markets. Our Mid-Atlantic region had operating income of $5.8 million for the three months ended September 30, 2012, a $3.9 million increase from third quarter 2011's operating income of $1.9 million. This increase was primarily due to the increase in revenue noted above and $0.8 million of profit relating to the sale of land to third parties, offset in part, by the slight decline in our adjusted operating gross margin percentage and a $1.0 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily due to an increase in variable selling expenses as a result of the increase in homes delivered as well as increased sales commissions due to the higher average sales price of homes delivered during the third quarter of 2012 compared to the third quarter of 2011.

We experienced a 39% increase in new contracts, from 187 in the third quarter of 2011 to 259 in the third quarter of 2012. During the three months ended September 30, 2012, we opened one new community in our Mid-Atlantic region compared to four new communities opened during the third quarter of 2011. Our monthly absorption rate in our Mid-Atlantic region was 2.4 per community in the third quarter of 2012, compared to 2.0 per community in the third quarter of 2011.

Financial Services. For the three months ended September 30, 2012, revenue from our mortgage and title operations increased $3.5 million (121%), from $2.9 million in the third quarter of 2011 to $6.4 million in the third quarter of 2012. The increase was primarily due a 39% increase in the number of loan originations, from 435 in the third quarter of 2011 to 606 in the third quarter of 2012 as well as an 8% increase in the average loan amount from $213,000 in the third quarter of 2011 to $229,000 in the third quarter of 2012. Also contributing to the increase in revenue during the quarter was higher margins on our loans sold than we experienced in 2011's third quarter. Selling, general and administrative expenses increased $0.5 million for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011, primarily due to a $0.5 million increase in payroll related expenses. We had a $3.0 million increase in operating income for the third quarter of 2012 compared to the third quarter of 2011, which was primarily due to the increase in revenue discussed above, offset in part by the increased selling, general and administrative expenses.

At September 30, 2012, M/I Financial provided financing services in all of our markets. Approximately 85% of our homes delivered during the third quarter of 2012 that were financed through M/I Financial compared to 84% in the third quarter of 2011. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased $1.9 million, from $5.5 million in the third quarter of 2011 to $7.4 million in the third quarter of 2012. The increase was primarily due to a $2.1 million increase in payroll related expenses.

Interest Expense - Net. The Company incurred $4.0 million of interest expense for the quarter ended September 30, 2012 and $3.4 million for the three months ended September 30, 2011. The majority of the expense was primarily a result of the increase in our weighted average borrowings from $262.9 million in the third quarter of 2011 to $294.7 million in the third quarter of 2012 due to the increase in borrowings related to the number of loan originated by our mortgage company during the third quarter of 2012.

Income Taxes. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the third quarter of 2012, the Company reduced its deferred tax asset by $3.6 million. The decrease is primarily the result of utilizing such assets to offset income tax expense of $3.2 million at an effective rate of 38%, along with other changes in our deferred tax assets.

During the three months ended September 30, 2012, we reported an effective tax rate of 1.6% compared to 2.4% for the same period a year ago. The change in our tax rate for the quarter is primarily attributable to the state tax expense related to our mortgage business. The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Midwest Region. For the nine months ended September 30, 2012, homebuilding revenue in our Midwest region increased $30.7 million, from $168.3 million in the first nine months of 2011 to $199.0 million in the first nine months of 2012. This 18% increase was primarily the result of a 7% increase in the number of homes delivered, from 741 for the nine months ended September 30, 2011 to 795 for the nine months ended September 30, 2012, a 10% increase in the average sales price of homes delivered, from $227,000 in the first nine months of 2011 to $250,000 in the first nine months of 2012, and a $0.6 million increase in revenue from third party land sales. For the nine months ended September 30, 2012, there were $1.9 million of charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Midwest region, compared to $11.4 million of impairment charges for the nine months ended September 30, 2011. Excluding these impairment charges, our adjusted operating gross margin percentage was 16.4% for the nine months ended September 30, 2012 and 14.0% for the nine months ended September 30, 2011. The increase in adjusted operating gross margin percentage was primarily the result of a 13% increase in homes delivered in new communities where we typically experience higher gross margins compared to our legacy communities primarily due to improved product and cost structures. Our Midwest region had operating income of $9.0 million for the nine months ended September 30, 2012, a $15.9 million increase from an operating loss of $6.9 million for the nine months ended September 30, 2011. The increase in operating income was primarily the result of improvement in both our average sales price and adjusted operating gross margin percentage (240 basis points) as well as the $9.5 million decrease in impairment charges discussed above. Partially offsetting the aforementioned improvements, was a $2.7 million increase in our selling, general and administrative expenses, from $19.0 million for the nine months ended September 30, 2011 to $21.7 million for the nine months ended September 30, 2012. This increase was primarily due to a $1.1 million increase in variable selling expenses, which were the result of the increase in sales commissions due to the higher average sales price of homes delivered during the first nine months of 2012 compared to the first nine months of 2011; $0.7 million increase related to acceleration of leasehold improvement depreciation for rented space that we intend to exit early, a $0.4 million increase in professional fees; a $0.4 million increase in expenses related to our sales offices; and a $0.1 million increase in miscellaneous other expenses.

We opened ten new communities in our Midwest region during both the first nine months of 2012 and 2011. We had an 8% increase in new contracts in our Midwest region for the nine months ended September 30, 2012, from 846 for the nine months ended September 30, 2011 to 913 for the nine months ended September 30, 2012 Our year to date 2012 monthly absorption rate in our Midwest region increased to 1.8 per community, compared to 1.2 per community for the same period in 2011.

Southern Region. For the nine months ended September 30, 2012, homebuilding revenue in our Southern region increased $39.3 million, from $84.1 million in the first nine months of 2011 to $123.4 million in the first nine months of 2012. This 47% increase was primarily the result of a 37% increase in the number of homes delivered, from 395 for the nine months ended September 30, 2011 to 543 for the nine months ended September 30, 2012, along with a 8% increase in the average sales price of homes delivered from $210,000 in the first nine months of 2011 to $226,000 in the first nine months of 2012. We experienced an increase in homes delivered across all of our southern region markets. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Southern region for the nine months ended September 30, 2012, compared to the $6.6 million in charges we incurred during the first nine months of 2012. Excluding these impairment charges as well as the $3.0 million settlement the Company received in the third quarter of 2012 related to defective imported drywall, our adjusted operating gross margin percentage for the nine months ended September 30, 2012 was 20.6%, compared to an adjusted operating gross margin percentage of 14.7% for the nine months ended September 30, 2011. Overall, we are experiencing higher gross margins in our new communities than in our legacy communities primarily due to improved product and cost structures. For the nine months ended September 30, 2012, 75% of the homes delivered in our Southern region were in new communities, compared to 57% of our homes delivered in our Southern region during the nine months ended September 30, 2011. Our Southern region had operating income of $9.8 million for the nine months ended September 30, 2012, a $16.7 million increase from the operating loss of $6.9 million for the first nine months of 2011. The $16.7 million increase in operating income was primarily the result of the 590 basis point improvement in our adjusted operating gross margin percentage discussed above. Selling, general and administrative expenses increased $2.9 million from $12.7 million for the nine months ended September 30, 2011 to $15.6 million for the nine months ended September 30, 2012. The increase was primarily due to a $2.1 million increase in variable selling expenses, which was the result of the increased sales commissions due to the higher average sales price of homes delivered as well as the increase in the number of homes delivered; a $0.4 million increase in expenses related to our sales offices; and a $0.3 million increase in expenses related to our model homes.

During the first nine months of 2012, we opened 16 new communities in our Southern region (five of which were acquired in our April 2012 acquisition), which was the same number of new communities opened during the first nine months of 2011. We experienced a 57% increase in new contracts in our Southern region during the first nine months of 2012, from 451 in the first nine months of 2011 to 707 in the first nine months of 2012. Our monthly absorption rate for the first nine months of 2012 in our Southern region was 2.5 per community, compared to1.8 per community in the first nine months of 2011.

Mid-Atlantic Region. Homebuilding revenue in our Mid-Atlantic region increased $45.1 million from $127.9 million for the nine months ended September 30, 2011 to $173.0 million for the nine months ended September 30, 2012. This 35% increase was primarily the result of a 14% increase in the average sales price of homes delivered, from $269,000 for the nine months ended September 30, 2011 to $306,000 for the nine months ended September 30, 2012; a 14% increase in the number of homes delivered, from 475 in the first nine months of 2011 to 540 in the first nine months of 2012; and revenue of $7.7 million from a $4.1 million land sale that occurred during 2012's second quarter as well as an additional $3.6 million in the third quarter of 2012. The increase in the average sales price of homes delivered was primarily due to changes in our product mix of homes delivered from the first nine months of 2011 in certain of our Mid-Atlantic markets. There were no charges related to the impairment of inventory and investment in Unconsolidated LLCs in our Mid-Atlantic region for the nine months ended September 30, 2012, compared to less than $0.1 million in charges we incurred during the first nine months of 2011. Excluding these impairment charges as well as $1.5 million of profit relating to the sale of land to third parties, our adjusted operating gross margin percentage declined from 16.8% for the nine months ended September 30, 2011 to 16.3% for the nine months ended September 30, 2012. The decrease in adjusted operating gross margin percentage was primarily the result of changes in our product/market mix of homes delivered in our Mid-Atlantic segment. Our Mid-Atlantic region had operating income of $9.5 million for the nine months ended September 30, 2012, a $4.5 million increase from the operating income of $5.0 million in 2011's first nine months . This increase was primarily due to the increase in revenue noted above and $1.5 million of profit relating to the sale of land to third parties, offset in part, by the decline in our adjusted operating gross margin percentage and a $2.5 million increase in selling, general and administrative expenses from $16.5 million for the nine months ended September 30, 2011 to $19.0 million for the nine months ended September 30, 2012. Selling, general and administrative expenses increased primarily due to a $2.1 million increase in variable selling expenses, a $0.2 million increase in advertising expenses, and a $0.2 million increase in expenses related to our sales offices.

During the first nine months of 2012, we opened eight new communities in our Mid-Atlantic region, compared to 11 new communities opened during the first nine months of 2011. For the nine months ended September 30, 2012, 86% of the homes delivered in our Mid-Atlantic region were in new communities, compared to 70% of the homes delivered in our Mid-Atlantic region during the nine months ended September 30, 2011. During the first nine months of 2012, we experienced a 26% increase in new contracts, from 579 in the first nine months of 2011 to 727 in the first nine months of 2012. Our monthly absorption rate in our Mid-Atlantic region was 2.3 per community in the first nine months of 2012, compared to 1.5 per community in the first nine months of 2011.

Financial Services. For the nine months ended September 30, 2012, revenue from our mortgage and title operations increased $6.2 million (66%), from $9.4 million in the first nine months of 2011 to $15.6 million in the first nine months of 2012, primarily due to a 31% increase in the number of loan originations, from 1,217 in the first nine months of 2011 to 1,589 in the first nine months of 2012 as well as a 6% increase in the average loan amount from $211,000 in the first nine months of 2011 to $223,000 in the first nine months of 2012. Also contributing to the increase in revenue were higher margins on our loans sold than we experienced in the nine months ended September 30, 2011. Selling, general and administrative expenses increased $1.9 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a $1.7 million increase in payroll related expenses and $0.2 million increase in other miscellaneous expenses. We had a $4.4 million increase in operating income for the first nine months of 2012 compared to the first nine months of 2011, which was primarily due to the increase in revenue discussed above.

At September 30, 2012, M/I Financial provided financing services in all of our markets. Approximately 84% of our homes delivered during the first nine months of 2012 that were financed through M/I Financial compared to 85% in the first nine months of 2011. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased $2.2 million, from $15.3 million in the first nine months of 2011 to $17.5 million in the first nine months of 2012. The increase was primarily due to a $3.0 million increase in payroll related expenses which was partially offset by a $0.8 million net gain on purchase accounting related to our April 2012 acquisition.

Interest Expense - Net. Interest expense for the Company increased $1.2 million, from $10.9 million for the nine months ended September 30, 2011 to $12.1 million for the nine months ended September 30, 2012. This increase was primarily a result of an increase in our weighted average borrowings from $259.9 million in the first nine months of 2011 to $279.1 million in the first nine months of 2012 due to borrowings related to the increase in the number of loans originated by our mortgage company during the first nine months of 2012.

Income Taxes. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. During the nine months ended September 30, 2012 , the Company reduced its deferred tax asset by $3.7 million. The decrease is primarily the result of utilizing such assets to offset income tax expense of $2.8 million at an effective rate of 38%, along with other changes in our deferred tax assets.

During the nine months ended September 30, 2012, we reported an effective tax rate of (12.9)% compared to (0.2)% for the same period a year ago. The change in our effective tax rate for the nine months ended September 30, 2012 is related to $1.2 million benefit recorded during the first quarter of 2012 reflecting the favorable outcome of certain prior year tax positions. The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

During 2011 and the first nine months of 2012, we continued to carefully manage our use of cash to operate our business. During the second quarter of 2012, we repaid the remaining $41.4 million aggregate principal balance of our 6.875% Senior Notes due 2012 (the “2012 Senior Notes”) at maturity on April 2, 2012 and also issued an additional $30 million of our 8.625% Senior Notes due 2018. In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes and 2.53 million common shares, for aggregate combined net proceeds of $99.6 million. At September 30, 2012, we had $168.7 million of cash, cash equivalents and restricted cash, with $159.8 million of this amount comprised of unrestricted cash and cash equivalents.

At September 30, 2012 and December 31, 2011, our ratio of net debt to net capital was 36% and 42%, respectively. Our ratio of net debt to net capital is calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, stock compensation awards and impairment losses for inventory, among other things. When we are expanding our operations, inventory levels, prepaids, and other assets generally increase, causing cash flow from operating activities to decrease. Certain liabilities also generally increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. The opposite is generally true during periods when our investment in new land purchases and development of new communities decrease. Similarly, as our mortgage operations expand, net income from these operations generally increases, but this may be offset by the net change in mortgage assets and liabilities for cash flow purposes.

During 2011 and the first nine months of 2012, we made acquisitions of land assets that met our investment and marketing standards to replenish our land inventories and to facilitate future growth in the markets in which we operate, including the acquisition of the assets of a privately-held homebuilder based in Houston, Texas in April 2012. As a result of these new land purchases and land development expenditures, combined with expenditures on home construction, interest, selling expenses, and general and administrative expenses, which in aggregate have exceeded our revenues from home deliveries and our financial services operations, we have used cash in operations during this period as we strategically added new communities and purchased land for future use.

We continue to operate in an uncertain, albeit improving, economic environment, and our ability to generate positive cash flow from operations, if needed, or to obtain additional capital from financings, or to maintain sufficient liquidity for our business operations may be affected by economic or business conditions beyond our control.

We believe that our balance of unrestricted cash and available borrowing options, including availability under the Company's $140 million secured revolving credit facility (the "Credit Facility"), and proceeds from home deliveries and other sources of liquidity, will be sufficient to fund currently anticipated working capital needs, investment in land and land development, construction of homes, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to issue new debt and/or equity securities as management deems necessary.

Operating Cash Flow Activities

During the nine month period ended September 30, 2012, we used $16.3 million of cash in our operating activities, compared to cash used in operating activities of $24.6 million in the first nine months of 2011. As is typical in the homebuilding industry, our primary uses of cash in operating our business during the nine months ended September 30, 2012 were for land purchases, land development expenditures, the costs of home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash was revenues from home deliveries, along with revenues from our financial services operations. During the nine months ended September 30, 2012, we spent $80.7 million on land and $37.2 million on land development, which was the primary use of cash during the first nine months of 2012, compared to $90.1 million of like spending during the nine months ended September 30, 2011. With respect to changes in assets and liabilities, the primary use of cash from operations in the first nine months of 2012 was an increase in total inventory of $71.2 million, which is related in part to the amount spent on land and land development during the quarter. This compares with a $50.6 million increase in total inventory in the first nine months of 2011. Partially offsetting these increases in our use of cash compared to 2011 was a $23.0 million increase in accounts payable, a $1.7 million increase in accrued compensation, and a $6.6 million increase in our customer deposits in the first nine months of 2012.

The net decrease of $8.2 million in cash used in operating activities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to the following: (i) a $39.2 million shift from a net loss of $30.9 million to net income of $8.3 million; (ii) $18.9 million total source of operating cash from favorable net changes in accounts payable

($6.9 million), customer deposits ($4.3 million), and other liabilities and accrued compensation ($7.8 million), off set, in part, by (iii) a $20.6 million increase in the net change in total inventory and a $5.0 million decrease in the change in other assets.
In the normal course of our business, in addition to our land purchases, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have provided deposits to land sellers totaling $11.0 million as of September 30, 2012 as consideration for the right to purchase land and lots in the future, including the right to purchase $195.6 million of land and lots during the years 2012 through 2019.
Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that in 2012, we will spend approximately $180 million to $210 million on land purchases and land development for the full year. However, land transactions are subject to a number of contingencies and thus the timing of specific purchases is difficult to project. In addition, we will actively monitor market conditions and our ongoing pace of home deliveries, and we plan to adjust our land spending accordingly.
Investing Cash Flow Activities

For the nine months ended September 30, 2012, we generated $25.9 million of cash from investing activities, compared to using $10.7 million of cash for investing activities in the nine months ended September 30, 2011. This increase in cash was primarily due to the $32.4 million reduction in restricted cash in the first nine months of 2012 compared to the $4.5 million increase in restricted cash in the first nine months of 2011. The $32.4 million reduction in restricted cash was primarily the result of the January 31, 2012 amendment to our Credit Facility (the "2012 Amendment"), which is more fully described below in "Notes Payable - Homebuilding." Among other things, the 2012 Amendment allows us to maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement dated June 9, 2010, as amended, that governs the Credit Facility (the "Credit Agreement")) if the Company fails to maintain a minimum Interest Coverage Ratio (as defined in the Credit Agreement) or a minimum Adjusted Cash Flow Ratio (as defined in the Credit Agreement). As a result of the 2012 Amendment, the $25 million of cash previously pledged to the lenders under the Credit Facility and included as restricted cash at December 31, 2011 was released. At September 30, 2012, restricted cash consisted of homebuilding cash the Company had pledged as collateral at September 30, 2012 in accordance with the three secured Letter of Credit Facilities. See “Homebuilding Letter of Credit Facilities” below for more information regarding the Letter of Credit Facilities.

Financing Cash Flow Activities

For the nine months ended September 30, 2012, we generated $90.4 million of cash from our financing activities, compared to $0.9 million during the nine months ended September 30, 2011. The increase in cash generated was primarily the result of the net proceeds received from our issuance of an additional $30 million of our 2018 Senior Notes in May 2012 as well as the net proceeds received from our concurrent issuances of $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes and 2.53 million common shares in September 2012. These proceeds were partially offset by our repayment of the $41.4 million aggregate outstanding principal balance of our 2012 Senior Notes during the second quarter of 2012..

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

We have incurred substantial indebtedness, and may incur substantial indebtedness in the future, to fund our homebuilding and mortgage origination activities. We routinely monitor current operational requirements, financial market conditions, and credit relationships. We believe that our existing cash balances, cash from operations and borrowing resources will provide for our liquidity requirements. However, we continue to evaluate the impact of market conditions on our liquidity and we may modify our cash management and financing sources if market conditions change. We cannot be certain that we will be able to replace our existing financing or find sources of additional financing in the future. Please refer to “Item 1A. Risk Factors” in Part II below for further discussion of risk factors that could impact our source of funds.

Included in the table below is a summary of our available sources of cash from financing sources as of September 30, 2012:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	12/31/2014	$—	$54,780
Notes payable – financial services (b)	3/30/2013	$54,840	$255

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

(b)
The available amount is computed in accordance with the borrowing base calculation under M/I Financial's $70 million mortgage warehousing agreement dated April 18, 2011, as amended on March 23, 2012 and September 26, 2012 (the “MIF Mortgage Warehousing Agreement”), and may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of the MIF Mortgage Warehousing Agreement is $70 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 30, 2013.

Notes Payable - Homebuilding.

Homebuilding Credit Facility. The Credit Facility matures on December 31, 2014, and provides revolving credit financing for the Company in the aggregate commitment amount of up to $140 million (with availability as determined by a borrowing base), including a $40 million sub-facility for letters of credit. The Credit Facility is governed by the Credit Agreement which was most recently amended on January 31, 2012.

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points, as described in the Credit Agreement. As of September 30, 2012, the Company had no outstanding borrowings and $17.8 million of issued and outstanding letters of credit under the Credit Facility, and the Company had pledged $187.1 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility.

The Company's obligations under the Credit Facility are secured by certain personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio, Indiana, Illinois and North Carolina.
Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security, plus 45% of the aggregate appraised value of mortgaged real property, plus up to $25 million of availability based on 35% of the aggregate book value of mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of September 30, 2012, there was $72.6 million of availability under the Credit Facility in accordance with the borrowing base calculation, and $17.8 million of letters of credit outstanding under the Credit Facility, leaving $54.8 million of remaining availability. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

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

•
Maintain one or more of the following: (i) a minimum Interest Coverage Ratio of 1.50 to 1.00; (ii) a minimum Adjusted Cash Flow Ratio of 1.50 to 1.00; or (iii) a combination of unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base of not less than $25 million in total. Each of the Company's ratios were less than the required minimum Interest Coverage Ratio and the minimum Adjusted Cash Flow Ratio for the quarters ended June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012, and therefore, we were required to maintain either unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base (or a combination thereof) of not less than $25 million in accordance with the terms of the Credit Agreement. The Company's Interest Coverage Ratio was greater than the required minimum ratio for the quarter ended September 30, 2012.

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

As of September 30, 2012, the Company was in compliance with all financial covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2012:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$199.3	$316.6
Leverage Ratio	≤	1.5 to 1.0	1.2 to 1.0
Interest Coverage Ratio (a)	≥	1.5 to 1.0	2.1 to 1.0
Adjusted Cash Flow Ratio (a)	≥	1.5 to 1.0	(0.5) to 1.0
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$6.4
Adjusted Land Value	≤	$348.3	$133.9
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$95.0	$11.6
Unsold Housing Units and Model Homes	≤	960	646

(a)
The Company is required to meet one of these two interest coverage requirements or maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement).

Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the "Letter of Credit Facilities"). The maturity dates for the Letter of Credit Facilities range from June 1, 2013 to September 30, 2013. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 100% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letters of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $8.0 million, for a combined letter of credit capacity of $18.0 million, of which $2.8 million was uncommitted at September 30, 2012 and could be withdrawn at any time. As of September 30, 2012, there was a total of $8.2 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $8.3 million of restricted cash.
During the three months ended September 30, 2012, the Company extended the maturity dates on two of the Letter of Credit Facilities for an additional year to August 31, 2013 and September 30, 2013, respectively, while reducing the maximum available amounts thereunder to $5.0 million and $8.0 million, respectively, and also elected not to extend the maturity of one Letter of Credit Facility that expired and terminated an uncommitted $5.0 million Letter of Credit Facility for the issuance of letters of credit under which there were no letters of credit remaining outstanding at the time of termination.

In addition to the letters of credit outstanding under the Credit Facility and the Letter of Credit Facilities, the Company had $0.6 million of letters of credit outstanding with other banks, collateralized with $0.6 million of restricted cash, with expiration dates ranging through December 28, 2013.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial, with a maximum borrowing availability of $70.0 million and an expiration date of March 30, 2013. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (i) the floating LIBOR rate plus 225 basis points and (ii) 3.50%.

M/I Financial entered into the Second Amendment (the "Second Amendment") to the MIF Mortgage Warehousing Agreement on March 23, 2012. The Second Amendment, among other things, increased the maximum borrowing availability from $60.0 million to $70.0 million and extended the expiration date to March 30, 2013. In September 2012, we entered into the Third Amendment to the MIF Mortgage Warehousing Agreement which increased our maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines from $75.0 million to $100.0 million.

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

As of September 30, 2012, there was $54.8 million outstanding under the MIF Mortgage Warehousing Agreement and the Company was in compliance with all financial covenants. The following table summarizes the restrictive covenant thresholds under the MIF Mortgage Warehousing Agreement and M/I Financial's compliance with such covenants as of September 30, 2012:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.3 to 1.00
Liquidity	≥	$5.0	$17.4
Adjusted Net Income	>	$0.0	$4.6
Tangible Net Worth	≥	$10.0	$14.7

Convertible Senior Subordinated Notes. In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes will bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year beginning on March 15, 2013. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate will initially equal 42.0159 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and will be subordinated in right of payment to our existing and future senior indebtedness. The 2017 Convertible Senior Subordinated Notes will also be effectively subordinated to our existing and future secured indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes. In November 2010 the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million.

The 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not wholly-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture governing the 2018 Senior Notes.  The 2018 Senior Notes and the related guarantees are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.

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

•
At September 30, 2012, after giving effect to the proceeds from the sale of common shares and our profitable operations during third quarter of 2012, our restricted payment basket had a positive balance of $36.6 million. As a result, we are permitted by the indenture to pay dividends on, and repurchase, our common shares and 9.75% Series A Preferred Shares to the extent of such positive balance.

•	Create liens except for liens permitted under the indenture (which permitted liens include liens under the Credit Facility).

•	Consolidate or merge with or into other companies.

•	Liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of September 30, 2012, the Company was in compliance with all terms, conditions, and financial covenants under the indentures.

Weighted Average Borrowings. For the three months ended September 30, 2012 and 2011, our weighted average borrowings outstanding were $294.7 million and $262.9 million, respectively, with a weighted average interest rate of 8.83% and 9.42%, respectively.  For the nine months ended September 30, 2012 and 2011, our weighted average borrowings outstanding were $279.1 million and $259.9 million, respectively, with a weighted average interest rate of 9.01% and 9.54%, respectively. The increase in borrowings was primarily the result of the increase in borrowings under the MIF Mortgage Warehousing Agreement as a result of an increase in the number of loan originations during the third quarter of 2012 along with the issuance of the the additional $30 million of 2018 Senior Notes in the second quarter of 2012 and the issuance of the $57.5 million of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012.

At September 30, 2012 we had no outstanding borrowings under the Credit Facility. During the nine months ended September 30, 2012, the average daily amount outstanding under the Credit Facility was $1.9 million and the maximum amount outstanding under the Credit Facility was $15.0 million. We do not expect that we will incur additional borrowings under the Credit Facility during the fourth quarter in 2012.   The actual amount borrowed will vary depending on various factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative costs, and cash receipts from home closings, as well as other cash receipts and payments.  The company experiences significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.  The amount borrowed would also be impacted by any capital markets transactions or additional financing executed by the Company during the quarter, if any.

There were $17.8 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2012. During the nine months ended September 30, 2012, the average daily amount of letters of credit outstanding under the Credit Facility was $17.6 million and the maximum amount of letters of credit outstanding under the Credit Facility was $19.8 million.

At September 30, 2012, M/I Financial had $54.8 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2012, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $35.1 million and the maximum amount outstanding under the MIF Mortgage Warehousing Agreement was $56.2 million.

Preferred Shares. On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a 9.75% Series A Preferred Share, or 4,000 9.75% Series A Preferred Shares in the aggregate, for net proceeds of $96.3 million. The 9.75% Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the 9.75% Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company's corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the 9.75% Series A Preferred Shares will increase to 10.75% per year. We may redeem the 9.75% Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the 9.75% Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the 9.75% Series A Preferred Shares have no right to require redemption of the 9.75% Series A Preferred Shares. The 9.75% Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the 9.75% Series A Preferred Shares have no voting rights, except as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New

York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the 9.75% Series A Preferred Shares except as represented by the depositary shares.

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and 9.75% Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. From the third quarter of 2008 until the closing of our offering of common shares in September 2012, we were contractually prohibited from paying dividends and repurchasing shares due to deficits in our restricted payments basket. At September 30, 2012, after giving effect to the proceeds from the sale of common shares and our profitable operations during third quarter 2012, our restricted payment basket had a positive balance of $36.6 million. As a result, we are permitted by the indenture to pay dividends on, and repurchase, our common shares and 9.75% Series A Preferred Shares to the extent of such positive balance.

The determination to make such payments or repurchases will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our 9.75% Series A Preferred Shares, as well as other factors.

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

In September 2012, we issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes and $44.6 million of common shares pursuant to the universal shelf registration statement. See “Overview of Capital Resources and Liquidity” for more information regarding these issuances. As of September 30, 2012, approximately $147.9 million remained available for future offerings under the universal shelf registration statement.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, except for obligations related to the issuance of our 2017 Convertible Senior Subordinated Notes described within the "Liquidity and Capital Resources" section above.

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

Unconsolidated Limited Liability Companies.  In the ordinary course of business, the Company periodically enters into arrangements with third parties to acquire land and develop lots. These arrangements include the creation by the Company of Unconsolidated LLCs, with the Company's interest in these entities ranging from 33% to 50%. These entities engage in land development activities for the purpose of distributing (in the form of a capital distribution) or selling developed lots to the Company and its partners in the entity. The Company is required to evaluate these Unconsolidated LLCs to determine whether they meet the criteria of a variable interest entity ("VIE"). These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity. If it is determined that we are the primary beneficiary, we must first determine if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to benefit from or absorb a potentially significant amount of the VIE's expected gains or losses, respectively.

As of September 30, 2012, we have determined that none of the Unconsolidated LLCs in which we have an interest are VIEs. Each of the entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors. We have determined that we do not have substantive control over any of these entities; therefore, they are recorded using the equity method of accounting The Company's maximum exposure related to its investment in these entities as of September 30, 2012 was the amount invested of $11.3 million.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement often meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  The Company currently believes that its maximum exposure as of September 30, 2012 related to these agreements is equal to the amount of the Company’s outstanding deposits, which totaled $11.0 million, including prepaid acquisition costs of $2.4 million, and letters of credit of $2.8 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2012, the Company had outstanding $63.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through December 2016.  Included in this total are: (1) $17.1 million of performance bonds and $30.4 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.4 million of financial letters of credit; and (3) $6.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

The table below shows the notional amounts of our financial instruments at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
Description of financial instrument (in thousands)	2012	2011
Best-effort contracts and related committed IRLCs	$1,080	$1,088
Uncommitted IRLCs	39,073	25,912
FMBSs related to uncommitted IRLCs	32,000	26,000
Best-effort contracts and related mortgage loans held for sale	11,791	14,058
FMBSs related to mortgage loans held for sale	43,000	42,000
Mortgage loans held for sale covered by FMBSs	43,191	42,227

The table below shows the measurement of assets and liabilities at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2012	2011
Mortgage loans held for sale	$58,338	$57,275
Forward sales of mortgage-backed securities	(1,395)	(470)
Interest rate lock commitments	686	356
Best-efforts contracts	(208)	(129)
Total	$57,421	$57,032

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
Description (in thousands)	2012	2011
Mortgage loans held for sale	$328	$1,233
Forward sales of mortgage-backed securities	(838)	(1,350)
Interest rate lock commitments	341	497
Best-efforts contracts	(84)	(180)
Total (loss) gain recognized	$(253)	$200

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2012:

	Weighted Average Interest	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	Rate	2012	2013	2014	2015	2016	Thereafter	Total	9/30/2012
ASSETS:
Mortgage loans held for sale:
Fixed rate	3.58%	$58,298	$—	$—	$—	$—	$—	$58,298	$56,997
Variable rate	2.76%	1,327	—	—	—	—	—	1,327	1,342

LIABILITIES:
Long-term debt — fixed rate	7.42%	$93	$391	$424	$459	$498	$290,889	$292,754	$314,003
Short-term debt — variable rate	3.50%	—	54,840	—	—	—	—	54,840	54,840

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 9). As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Action. The court in the MDL Omnibus Action recently preliminarily approved a global class action settlement, which is intended to resolve all Chinese Drywall-related claims of and against those who participate in the settlement. The Company currently is planning to participate in the global settlement. A final fairness and approval hearing is currently scheduled for November 2012. The Company intends to vigorously defend against the claims of any plaintiffs who are not bound by or elect to opt out of the global class action settlement. Given the inherent uncertainties in this litigation, there can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. Please refer to Note 9 for further information on this matter.

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

Item 1A. Risk Factors

The risk factors set forth below, which could materially affect our business, financial condition or future results, update the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

The homebuilding industry has experienced a prolonged and severe downturn, and the volume of new home sales in most markets remains at historically depressed levels despite recent signs of a modest recovery in housing, and such conditions could adversely affect our business and results of operations.
Since 2006, many of our markets and the U.S. homebuilding industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. These conditions have shown modest signs of improvement in recent months, but demand for new homes remains at historically low levels. In many markets, a rapid increase in new and existing home prices in the years leading up to and including 2006 reduced housing affordability relative to consumer incomes and tempered buyer demand. Also since the downturn began, investors and speculators reduced their purchasing activity and instead accelerated their efforts to sell residential property they had previously acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in fewer overall home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions and other marketing efforts to close home sales in the years following 2006. These negative supply and demand trends were exacerbated further beginning in 2008 by increasing sales of lender-owned homes, a severe downturn in general economic conditions, increased unemployment, turmoil in credit and consumer lending markets and tighter mortgage lending standards.
Reflecting the impact of this difficult environment, we, like many other homebuilders, experienced declines in new contracts, decreases in the average selling price of new homes sold and reduced margins through 2010 relative to years prior to the housing market downturn, and we generated operating losses through 2011. Despite recent signs of a modest recovery in housing conditions, we can provide no assurances that the homebuilding market or our business will improve substantially in the near future. If economic conditions and employment remain weak and mortgage foreclosures, delinquencies and short sales remain at heightened levels, there would likely be a corresponding adverse effect on our business and our results of operations, including, but not limited to, our number of homes delivered and the amount of revenues we generate.
Further tightening of residential consumer mortgage lending or mortgage financing requirements or further volatility in credit and consumer lending markets could adversely affect the availability of residential consumer mortgage loans for some potential purchasers of our homes and thereby reduce our sales.
Since 2008, the residential consumer mortgage lending and mortgage finance industries have experienced significant instability due to, among other things, relatively high rates of delinquencies, defaults and foreclosures on residential consumer mortgage loans and a resulting decline in their market value and the market value of securities backed by such loans. The delinquencies, defaults and foreclosures have been driven in part by persistent poor economic and employment conditions, which have negatively affected borrowers' incomes, and by a decline in the values of many existing homes in various markets below the principal balance of the residential consumer mortgage loans secured by such homes. A number of providers, purchasers and insurers of residential consumer mortgage loans and residential consumer mortgage-backed securities have gone out of business or exited the market, and lenders, investors, regulators and others have questioned the oversight and the adequacy of lending standards for several residential consumer mortgage loan programs made available to borrowers in recent years, including programs offered or supported by the Federal Housing Administration (the “FHA”), the U.S. Department of Veterans Affairs (the “VA”) and the federal government sponsored enterprises, the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Compared to periods prior to 2008, this has led to reduced investor demand for residential consumer mortgage loans and residential consumer mortgage-backed securities, tightened credit requirements, reduced liquidity and availability of residential consumer mortgage loan products (particularly subprime and nonconforming loans), and increased down payment requirements and credit risk premiums related to home purchases. It has also led to enhanced regulatory and legislative actions, and government programs focused on modifying the principal balances, interest rates and/or payment terms of existing residential consumer mortgage loans and preventing residential consumer mortgage loan foreclosures, which have achieved somewhat mixed results.
The reduction in the availability of residential consumer mortgage loan products and providers and tighter residential consumer mortgage loan qualifications and down payment requirements have made it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. Overall, these factors have slowed the general improvement in the housing market, and although they have shown recent signs of stabilizing, they have resulted in reduced demand for our homes and for residential consumer mortgage loans originated through our M/I Financial subsidiary. These reductions in demand have had a materially adverse effect on our business and results of operations which may continue.
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
As a result of the volatility and uncertainty in the credit markets and in the residential consumer mortgage lending and mortgage finance industries since 2008, the federal government has taken on a significant role in supporting residential consumer mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase or insure residential consumer mortgage loans and residential consumer mortgage-backed securities, and its insurance of residential consumer mortgage loans through the FHA and the VA. In the last few years, the FHA, Fannie Mae and Freddie Mac have purchased or insured substantially all new residential consumer mortgage loans originated by lenders and other mortgage banking services providers. FHA-backing of residential consumer mortgage loans has been particularly important to the residential consumer mortgage finance industry and to our business. Federal regulators and legislators are discussing steps that may significantly reduce the ability or authority of the FHA, Fannie Mae and Freddie Mac to purchase or insure residential consumer mortgage loans. In addition, due to growing federal budget deficits, the U.S. Department of the Treasury may not be able to continue supporting the residential consumer mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels. The availability and affordability of residential consumer mortgage loans, including interest rates for such loans, could be adversely affected by a scaling back or termination of the federal government's mortgage-related programs or policies.
Since 2010, investors in residential consumer mortgage-backed securities, as well as the FHA, Fannie Mae and Freddie Mac, have increasingly demanded that lenders and other mortgage banking services providers, brokers and other institutions, or their agents, repurchase the loans underlying the securities based on alleged breaches of underwriting standards or of representations and warranties made in connection with transferring the loans. We expect these “put-back” demands will continue and, to the extent successful, could cause lenders and other mortgage banking services providers and brokers to further curtail their residential consumer mortgage loan origination activities due to reduced liquidity. Concerns about the soundness of the residential consumer mortgage lending and mortgage finance industries have also been heightened due to allegedly widespread errors by lenders and other mortgage banking services providers or brokers, or their agents, in the processing of residential consumer mortgage loan foreclosures and sales of foreclosed homes, leading to voluntary or involuntary delays and higher costs to finalize foreclosures and foreclosed home sales, and greater court and regulatory scrutiny. In addition to having a potential negative impact on the origination of new residential consumer mortgage loans, these disruptions in residential consumer mortgage loan foreclosures and lender-owned home sales can make it more difficult for us to accurately assess the supply of and prevailing prices for unsold homes and/or the overall health of particular housing markets.
Many of our homebuyers obtain financing for their home purchases from our M/I Financial subsidiary. If, due to higher costs, reduced liquidity, heightened risk retention obligations and/or new operating restrictions or regulatory reforms related to or arising from compliance with the Dodd-Frank Act, limitations or restrictions in the availability of government-backed financing, residential consumer mortgage loan put-back demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, M/I Financial is limited or unable to make loan products available to our homebuyers, our home sales and our homebuilding and financial services results of operations may be adversely affected. We can provide no assurance that the trend of tighter residential consumer mortgage lending standards will slow or reverse in the foreseeable future.
Our strategies in responding to the adverse conditions in the homebuilding industry over the past several years and the implementation of additional strategies may not be successful, despite signs of modest recovery in the housing industry in 2012.
In an effort to generate higher revenues and restore and maintain our homebuilding operations' profitability, beginning in late 2008 and continuing through the third quarter of 2012, we have (1) invested in new communities in our markets with higher margins, (2) rolled out new, more flexible product designs, including our “Eco Series” product line, (3) continued to take steps to reduce our selling, general and administrative expenses and (4) redeployed our capital into housing markets with perceived higher future growth prospects, such as our entry into the Austin, Houston and San Antonio, Texas markets.

We believe these steps helped us increase our homes delivered,new contracts and margins in the first nine months of 2012 compared to the same period in 2011, as well as increase the number of homes in backlog, the average sales price of the homes in backlog and the overall sales value of our backlog. However, there can be no assurance that these trends will continue, that we will successfully increase our average active community count and inventory base with desirable land assets at a reasonable cost, or that we will maintain profitability in the future.
In addition, notwithstanding our sales strategies, we have experienced volatility in our new contracts throughout the housing downturn, and continuing during 2012. The relatively tight consumer mortgage lending environment and the inability of some homebuyers to sell their existing homes have also led to lower demand for new homes. It is uncertain how long and to what degree these factors, and the volatility in new contracts we have experienced, will continue. To the extent that these factors continue, and to the extent that they limit our average selling prices, we expect that they may have a negative effect on our business and our results of operations.
Our land investment exposes us to significant risks, including potential impairment write-downs, that could negatively impact our profits if the market value of our inventory declines.
We must anticipate demand for new homes several years prior to homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can result in reduced profits. Economic conditions could result in the necessity to sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate our inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.
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
If economic conditions worsen or the current challenging economic conditions continue for an extended period of time, this could have continued negative consequences on our operations, financial position and cash flows.
The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as by general and local economic conditions, such as:

•	employment levels and job and personal income growth;

•	availability and pricing of financing for homebuyers;

•	short and long-term interest rates;

•	overall consumer confidence and the confidence of potential homebuyers in particular;

•	demographic trends;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	U.S. and global financial system and credit market stability;

•	private party and governmental residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of residential consumer mortgage loan interest payments and other expenses;

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

Adverse changes in economic conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. In recent years, unfavorable changes in many economic factors negatively affected all of our served markets, and the widespread nature of the housing downturn may result in an extended recovery period. Continued weakness in the economy, employment levels and consumer confidence would likely exacerbate the unfavorable trends the housing market generally experienced beginning in the latter half of 2006.
Potential difficulties in the economy can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home we sell is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Reflecting the difficult economic conditions in our served markets over the past several years, we have experienced volatility in our new contracts in recent years, and despite recent signs of a modest improvement in new home demand in many of our markets, we may experience similar or increased volatility in the future.
Interest rate increases could lower demand for our homes.
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

Inflation can have a long-term impact on us because, if the costs of land, materials and labor increase, this would require us to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although an excess of supply over demand for new homes, such as the environment in which we are currently operating, generally requires that we reduce prices, rather than increase them, it does not necessarily result in reductions, or prevent increases, in the costs of materials, labor and land development costs. Under those circumstances, the effect of cost increases is to reduce the margins on the homes we sell. Reduced margins in such cases make it more difficult for us to recover the full cost of previously purchased land.

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
In April 2011, we acquired the assets of TriStone Homes, a privately-held homebuilder based in San Antonio, Texas. In April 2012, we expanded our Houston, Texas operations by acquiring the assets of Triumph Homes, a privately-held homebuilder based in Houston, Texas. In October 2012, we announced our entry into the Austin, Texas market. We may in the future consider growth or expansion of our operations in our current markets or in other areas of the country, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets and/or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our liquidity and/or profitability, and any future acquisitions could result in the dilution of existing shareholders if we issue our common shares as consideration. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company's operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the diversion of management's attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.
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

The mortgage warehousing agreement of our financial services segment will expire in March 2013.
M/I Financial is party to a $70 million secured mortgage warehousing agreement dated April 18, 2011, as amended on March 23, 2012 and September 26, 2012, among M/I Financial, the lenders party thereto and Comerica Bank, as administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage Warehousing Agreement to finance its lending activities until the loans are delivered to third party buyers. The MIF Mortgage Warehousing Agreement will expire on March 30, 2013. If we are unable to renew or replace the MIF Mortgage Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded.
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
Our ability to access capital on favorable terms is a key factor in growing our business and operations in a profitable manner. Our debt and the company have credit ratings issued by Fitch, Moody's and Standard & Poor's. Downgrades of our credit rating by one or more of these credit agencies may make it more difficult and costly for us to access external financing.
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
We sell substantially all of the loans we originate within a short period of time in the secondary mortgage market on a servicing released, non-recourse basis, although we remain liable for certain limited representations and warranties related to loan sales. If we are unable to sell to viable purchasers in the marketplace, our ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect our operations and our profitability. Additionally, if there is a significant decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we would be required to make arrangements with banks or other financial institutions to fund our buyers' closings. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to modify our origination model, which, among other things, could significantly reduce our ability to sell homes.
Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.

M/I Financial originates mortgages, primarily for our homebuilding customers. Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to sellers' representations and warranties in particular loan sale agreements. In 2011 and to date in 2012, we have not repurchased any loans and we have established reserves for potential losses. However, there can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

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

We suffered losses in each fiscal year from 2007 through 2011 for tax (as well as for financial statement) purposes. We were able to carryback 100% of our tax loss in the 2007 fiscal year to recover tax we had paid with regard to a prior year. However, we would not have been able to carryback 100% of our 2008 fiscal year tax loss without legislation enacted in November 2009 that extended the net operating loss (“NOL”) carryback period to five years. We were unable to carryback our tax losses for the fiscal years from 2009 through 2011. We will not receive any tax benefits with regard to tax losses we could not carryback unless we have taxable income in the 20-year NOL carryforward period. In our financial statements, we have fully reserved against all our deferred tax assets due to the possibility that we may not have taxable income that will enable us to benefit from our tax losses for the fiscal years from 2009 through 2011. However, those reserves will be reversed when it becomes more likely than not that we will have sufficient future taxable income to take advantage of the deferred tax assets.

Our net operating loss carryforwards could be substantially limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code.
Based on recent impairments and our current financial performance, we generated NOL carryforwards for the years ending December 31, 2009, 2010 and 2011, and it is possible that we will generate net NOL carryforwards in future years. Under the Internal Revenue Code of 1986, as amended (the “Code”), we may use these NOL carryforwards to offset future earnings and reduce our federal income tax liability. As a result, we believe these NOL carryforwards could be a substantial asset for us.
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
In March 2009, we amended our code of regulations to impose certain restrictions on the transfer of our common shares to preserve the tax treatment of our NOLs and built-in losses (the “NOL Protective Amendment”). The transfer restrictions imposed by the NOL Protective Amendment generally restrict (unless otherwise approved by our board of directors) any direct or indirect transfer if the effect would be to: (1) increase the direct or indirect ownership of our shares by any person or group of persons from less than 5% to 5% or more of our common shares; or (2) increase the percentage of our common shares owned directly or indirectly by a person or group of persons owning or deemed to own 5% or more of our common shares. Although the NOL Protective Amendment is intended to reduce the likelihood of an “ownership change” that could adversely affect us, we cannot provide assurance that the restrictions on transferability in the NOL Protective Amendment will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the NOL Protective Amendment will be enforceable against all of our shareholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
If we undergo an “ownership change” for purposes of Section 382 of the Code as a result of future transactions involving the 2017 Convertible Senior Subordinated Notes or our common shares, including transactions initiated by the Company, and including transactions involving a shareholder becoming an owner of 5% or more of our common shares and purchases and sales of our common shares by existing 5% shareholders, our ability to use our NOL carryforwards and recognize certain built-in losses could be limited by Section 382 of the Code. Depending on the resulting limitation, a significant portion of our NOL carryforwards could expire before we would be able to use them. Our inability to utilize our NOL carryforwards could have a material adverse affect on our financial condition and results of operations.
Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.
On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners (as described in Note 9 to our Unaudited Condensed Consolidated Financial Statements). As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Action. The court in the MDL Omnibus Action recently preliminarily approved a global class action settlement, which is intended to resolve all Chinese Drywall-related claims of and against those who participate in the settlement. A final fairness and approval hearing is currently scheduled for November 2012. The Company intends to vigorously defend against the claims of any plaintiffs who are not bound by or elect to opt out of the class action settlement. Given the inherent uncertainties in this litigation, there can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. See Notes 9 and 10 to our Unaudited Condensed Consolidated Financial Statements and the risk factor below captioned “Homebuilding is subject to warranty and liability claims in the ordinary course of business which may lead to additional reserves or expenses” for more information.
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
The terms of our indebtedness may restrict our ability to operate and, if our financial performance declines, we may be unable to maintain compliance with the covenants in the documents governing our indebtedness.
The Credit Facility and the indenture governing the 2018 Senior Notes impose restrictions on our operations and activities. These restrictions, and/or our failure to comply with the terms of our indebtedness, could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
The Credit Facility requires compliance with certain financial covenants, including a minimum consolidated tangible net worth requirement and a maximum permitted leverage ratio. Currently, we believe the most restrictive covenant of the Credit Facility is to maintain a minimum consolidated tangible net worth. Failure to comply with this covenant or any of the other restrictions or covenants of the Credit Facility, whether because of a decline in our operating performance or otherwise, could result in a default under the Credit Facility. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, which in turn could cause a default under the documents governing any of our other indebtedness that is then outstanding if we are not able to repay such indebtedness from other sources. If this happens and we are unable to obtain waivers from the required lenders, the lenders could exercise their rights under such documents, including forcing us into bankruptcy or liquidation. Also, while the aggregate commitment of the Credit Facility is $140 million (with the ability to increase the amount of the credit facility up to $175 million in aggregate, contingent on obtaining additional commitments from lenders), we can only borrow up to the amount we have secured by real estate and/or cash in accordance with the provisions of the Credit Facility. This secured borrowing base limitation could preclude us from incurring additional borrowings, which could impair our ability to maintain sufficient working capital. In such a situation, there can be no assurance that we would be able to obtain alternative financing.
The indenture governing the 2018 Senior Notes also contains covenants that restrict our ability to, among other things:

•	pay dividends on, and repurchase, our common shares and 9.75% Series A Preferred Shares;

•	incur additional indebtedness or liens;

•	make investments;

•	consolidate or merge with or into other companies; or

•	liquidate or sell all or substantially all of our assets.

These restrictions may limit our ability to operate our business and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. Failure to comply with these covenants or any of the other restrictions or covenants contained in the indenture governing the 2018 Senior Notes could result in a default under such document, in which case holders of the 2018 Senior Notes may be entitled to cause the sums evidenced by such notes to become due immediately. This acceleration of our obligations under the 2018 Senior Notes could force us into bankruptcy or liquidation and we may be unable to repay those amounts without selling substantial assets, which might be at prices well below the long-term fair values and carrying values of the assets. Our ability to comply with the foregoing restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

In addition, while the indenture governing the 2017 Convertible Senior Subordinated Notes does not contain any financial or operating covenants relating to or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase or issuance of securities by us or any of our subsidiaries, such indenture does impose certain other requirements on us, such as the requirement to offer to repurchase the 2017 Convertible Senior Subordinated Notes upon a fundamental change, as defined in the indenture. Our failure to comply with the requirements contained in the indenture governing the 2017 Convertible Senior Subordinated Notes could result in a default under such document, in which case holders of the 2017 Convertible Senior Subordinated Notes may be entitled to cause the sums evidenced by such notes to become due immediately. This acceleration of our obligations under the 2017 Convertible Senior Subordinated Notes could have the same effect as an acceleration of the 2018 Senior Notes described above.
Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.
As of September 30, 2012, , we had approximately $295.8 million of indebtedness outstanding (excluding issuances of letters of credit and the MIF Mortgage Warehousing Agreement), and $54.8 million of available borrowings. In addition, under the terms of the Credit Facility, the indenture governing our 2018 Senior Notes, the indenture governing the 2017 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition. For example:

•
a significant portion of our cash flow may be required to pay principal and interest on our indebtedness, which could reduce the funds available for working capital, capital expenditures, acquisitions or other purposes;

•
borrowings under the Credit Facility bear, and borrowings under any new facility could bear, interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates;

•	the terms of our indebtedness could limit our ability to borrow additional funds or sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•
our debt level and the various covenants contained in the Credit Facility, the indenture governing our 2018 Senior Notes, the indenture governing the 2017 Convertible Senior Subordinated Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors; and

•
the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2018 Senior Notes or the 2017 Convertible Senior Subordinated Notes tendered to us upon the occurrence of a change of control or a fundamental change, respectively, which would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.

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

Generally accepted accounting principles and the accompanying standards, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, estimates and assumptions, such as revenue recognition, inventory valuations and income taxes. Changes in interpretations could significantly affect our reported revenues, earnings and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations. The imposition of new accounting standards (e.g. , International Financial Reporting Standards) could result in increased expenses as we may be required to modify our current practices and systems in order to comply with such standards.

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

We historically have experienced, and expect to continue to experience, variability in home sales and results of operations on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include:

•	the timing of home deliveries and land sales;

•	delays in construction schedules due to strikes, adverse weather, acts of God, reduced subcontractor availability and governmental restrictions;

•	our ability to acquire additional land or options for additional land on acceptable terms;

•	conditions of the real estate market in areas where we operate and of the general economy;

•	the cyclical nature of the homebuilding industry, changes in prevailing interest rates and the availability of mortgage financing; and

•	costs and availability of materials and labor.

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
There has been significant publicity about homes constructed with defective drywall. Since the discovery of defective drywall, we implemented procedures in every division to investigate homes for signs of the presence of defective drywall. As of September 30, 2012, the Company has identified 93 homes that have been confirmed as having defective drywall installed by our subcontractors. All of these homes are located in Florida. As of September 30, 2012, we have completed the repair of 88 homes and are in the process of repairing two homes. The remaining three homeowners have not granted us authority to repair their homes. In consideration for performing these repairs, we received from the homeowner a full release of claims (excluding, in nearly all cases, personal injury claims) arising from the defective drywall. Since 2009, the Company has accrued approximately $13.0 million for the repair of these 93 homes. The remaining balance in this accrual was $0.7 million as of September 30, 2012. Based on our investigation to date and our evaluation of the defective drywall issue, we believe our existing accrual is sufficient to cover costs and claims associated with the repair of these homes. However, if and to the extent the scope of the defective drywall issue proves to be significantly greater than we currently anticipate, or in the event defective drywall is, through credible evidence, linked to significant adverse health effects of the occupants of the homes containing such defective drywall, or if it is determined that our accrual for costs of repair attributable to defective drywall together with recoveries from our insurance carrier and from other responsible parties and their insurance carriers are not sufficient to cover claims, losses or other issues related to defective drywall, then it is possible that we could incur additional costs or liabilities related to this issue that may have a material adverse effect on our results of operations, financial position and cash flows. See Notes 9 and 10 to our Unaudited Condensed Consolidated Financial Statements and the risk factor above captioned “Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor” for more information.
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
In addition to the laws and regulations that relate to our homebuilding operations, M/I Financial is subject to a variety of laws and regulations concerning the underwriting, servicing and sale of mortgage loans, as well as anti-money laundering compliance obligations applicable to non-bank residential mortgage lenders.

Information technology failures and data security breaches could harm our business.

We use information technology, digital communications and other computer resources to carry out important operational and marketing activities and to maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Although we and our service providers employ what we believe are adequate security and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources, including our website, are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure or intentional or unintentional personnel actions (including the failure to follow our security protocols). A significant and extended disruption in the functioning of these resources, including our website, could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements in a particular period or over various periods.

We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, this could materially and adversely impact our operations and result in additional expenses for identifying and training new personnel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of the Company's equity securities during the quarter ended September 30, 2012.  See Note 11 to our Unaudited Condensed Consolidated Financial Statements for more information regarding the limit imposed by the indenture governing our 2018 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and 9.75% Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

4.1
Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 11, 2012).

4.2
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 11, 2012).

4.3	Form of 3.25% Convertible Senior Subordinated Note due 2017 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed September 11, 2012).

4.4	Form of Guarantee of 3.25% Convertible Senior Subordinated Notes due 2017(incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed September 11, 2012).

10.1	Third Amendment to Mortgage Warehousing Agreement among M/I Financial Corp., Comerica Bank and The Huntington National Bank (Filed herewith).

10.2	Third Amendment to Letter of Credit Agreement between M/I Homes, Inc. and Regions Bank (Filed herewith).

10.3	Third Amended and Restated Master Letter of Credit Facility Agreement between M/I Homes, Inc. and U.S. Bank National Association (Filed herewith).

10.4	Termination of the Continuing Agreement for Standby Letters of Credit between M/I Homes, Inc. and Citibank, N.A. (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 29, 2012	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 29, 2012	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 11, 2012).

4.2
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 11, 2012).

4.3	Form of 3.25% Convertible Senior Subordinated Note due 2017 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed September 11, 2012).

4.4	Form of Guarantee of 3.25% Convertible Senior Subordinated Notes due 2017(incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed September 11, 2012).

10.1	Third Amendment to Mortgage Warehousing Agreement among M/I Financial Corp., Comerica Bank and The Huntington National Bank (Filed herewith).

10.2	Third Amendment to Letter of Credit Agreement between M/I Homes, Inc. and Regions Bank (Filed herewith).

10.3	Third Amended and Restated Master Letter of Credit Facility Agreement between M/I Homes, Inc. and U.S. Bank National Association (Filed herewith).

10.4	Termination of the Continuing Agreement for Standby Letters of Credit between M/I Homes, Inc. and Citibank, N.A. (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)