Form 10-K
period 2012-12-31
M I HOMES INC
filed 2013-02-25
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (18,165,489 shares) was approximately $314.6 million.  The number of common shares of the registrant outstanding as of February 21, 2013 was 21,687,253.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

General

M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation's leading builders of single-family homes. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. Since that time, the Company has delivered over 83,000 homes, including 2,765 in 2012.

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

Our homebuilding operations comprise the most substantial portion of our business, representing 97% of consolidated revenue during both 2012 and 2011. We design, market, construct and sell single-family homes, attached townhomes, and condominiums to first-time, move-up, empty-nester and luxury buyers, with a particular focus on first-time and value-focused buyers. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan. We are currently offering homes for sale in 131 communities within 11 markets located in nine states. We entered into the Austin, Texas market in October 2012 and expect to open our first community in our Austin market in 2013. Our homes generally range from approximately 1,500 to 5,500 square feet and are priced from approximately $150,000 to $900,000. We believe offering homes at a variety of price points allows us to attract a wide range of buyers. Our homes are offered primarily in development communities and mixed-use communities. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing customers with the confidence they can only get from superior customer service. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots.

Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial Corp. (“M/I Financial”). We offer title services through subsidiaries that are either 100% or majority owned by the Company. Our financial services operations accounted for 3% of our consolidated revenues in both 2012 and 2011.

In 2012, we generated total revenues of $761.9 million and net income of $13.3 million compared to total revenues of $566.4 million and a net loss of $33.9 million in 2011. At December 31, 2012, we had 965 homes in backlog with a sales value of $282.5 million compared to 676 homes in backlog with a sales value of $180.7 million at December 31, 2011. We believe our positive financial results for 2012 reflect signs that the overall housing market is stabilizing and recovering from the severe housing downturn that began in 2006.

Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets

Our 12 homebuilding divisions are organized into the following three segments for reporting purposes:

Region	Market/Division	Year Operations Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington, D.C.	1991

We believe we have experienced management teams in each of our divisions with local market expertise. We further believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities that meet local demand, to anticipate consumer tastes in specific markets, and to assess local regulatory environments. Although we centralize certain functions (such as accounting, human resources, legal, marketing, product development, purchasing administration, and risk management) to benefit from economies of scale, our local management, while generally supervised by a Region President, exercises considerable autonomy in identifying land acquisition opportunities, developing and implementing product and sales strategies, and controlling costs.

Industry Overview and Current Market Conditions

During 2012, we experienced broad-based improvement across all of our regions, which we believe is a sign that the overall housing market is recovering from the severe downturn that began in mid-2006. We believe attractive housing affordability levels, improved consumer confidence, increased demand for distressed properties, and historically low interest rates for residential consumer mortgage loans motivated buyers to return to the housing market in 2012 and contributed to the decline in national housing inventory levels. New home sales have begun to stabilize in most U.S. housing markets and even improve in some markets as evidenced by the 9% increase in our average sales price in 2012 when compared to 2011.
We believe the outlook for the housing market is more positive than it has been in several years for a number of reasons, including a reduction in foreclosures, the easing deflation in home prices, a decrease in new home inventory and an increase in apartment rents. Also, new home sales increased nationally with 367,000 new homes sold in the United States in 2012 compared to 302,000 sold in 2011 and 323,000 sold in 2010, and the level of housing permits also increased by 28% from 608,800 in 2011 to an estimated 780,000 in 2012.
These improved conditions are reflected in our positive operating results in 2012 and in our improved gross margins, operating margins and operating leverage statistics in 2012 compared to our 2011 results. Our net income in 2012 of $13.3 million was our highest since 2006. The Company strengthened its balance sheet and increased its liquidity for future business needs by issuing $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and 2.53 million common shares, for aggregate combined net proceeds of $99.6 million in September 2012.
Business Strategy

With these improving conditions in mind, we will continue to emphasize the following primary strategic business objectives focused on profitability:

•	profitably growing our presence in our existing markets;

•	strategically investing in new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product design, and premier locations.

Our improving financial position and the recovering market conditions enabled us to achieve net income of $13.3 million in 2012 compared to a net loss of $33.9 million in 2011. In late 2011 and 2012, we began to focus more on the objectives of our business strategy that we believe would position us for a return to profitability, primarily by investing in new communities and markets to achieve modest overall growth. We invested $138.8 million in new land in 2012 compared to $72.3 million in 2011 and increased our total controlled land position in 2012 by 37% to 14,203 lots. Although completing our build-out in our older “legacy” communities (defined as communities opened before January 1, 2009) remains an element of our operating strategy, we are now focusing primarily on investing in new communities (defined as communities opened after January 1, 2009) due to our belief that increasing our new communities will help us maintain and strengthen the profitability of our homebuilding operations. Our new communities, which represent over 77% of our active communities, generate gross margins that are 460 basis points higher on average than those generated by our legacy communities. In addition to our investment in new communities in our existing markets, we also expanded our geographic footprint through our entry into the Austin, Texas market in October 2012. We also expanded our presence in Houston by purchasing the assets of a privately-held homebuilder in April 2012.

We believe that the demand for homes will continue to improve in all of our markets in 2013 as a result of job creation, consumer confidence and lower inventories of available homes, and other economic factors. We plan to continue to focus on the profitability of our homebuilding operations by concentrating on actions that will help us achieve our business objectives as stated above. We believe we have established a solid foundation and the financial flexibility for our Company to achieve long-term growth and profitability as the homebuilding industry continues to improve.
Sales and Marketing

During 2012, we continued to focus our marketing efforts on first-time and move-up homebuyers, including empty-nester homebuyers and a more age-targeted segment. These latter two segments open up the luxury segment which allows us to place more emphasis on the re-emergence of our Showcase Collection. Throughout our markets, we market and sell our homes under the M/I Homes, Showcase Homes and Triumph Homes trade names. Our marketing efforts are directed at differentiating the M/I Homes brand from other new homebuilders and from resale homes (including homes sold through foreclosures and short sales and by other homebuilders).
We provide our homebuyers with the following products, programs and services (each of which is described in more detail below) which we believe serve to differentiate our brand: (1) better built and higher quality homes located in attractive areas and desirable communities that are supported, in the majority of our markets, by our 30-year transferable structural warranty; (2) upgraded model homes and highly-trained sales consultants to build the buyer's confidence and enhance the quality of the homebuying experience; (3) our StyleSmart Design Centers and suite of home design products and StyleSmart Design Consultants that provide, and assist our homebuyers in selecting, product and design options; (4) our Whole Home product designed to create a more eco-friendly and energy efficient home that will save our customers up to 30% on their energy costs; (5) our mortgage financing programs that we offer our homebuyers through our financial services subsidiary, M/I Financial, including competitive 30-year fixed-rate loans; (6) our Express Delivery program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our Confidence Builder Program which allows our homebuyers to be actively involved in the construction of their new home.
We invest in designing and decorating model homes that we believe are truly distinctive. We seek to create an atmosphere that reflects how people live today and help our customers imagine the possibilities for a “home of their own - - just the way they dreamed it.” We also carefully select the interior decorating of our model homes to reflect the lifestyles of our prospective buyers. We believe these models showcase our homes at their maximum livability and potential and provide inspiration for our customers to incorporate valuable design options into their new home.

Our company-employed sales consultants are trained and prepared to meet the buyer's expectations and build the buyer's confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing option. Significant attention is given to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2012, we employed 122 new home sales consultants in 131 communities.

To further enhance the selling process, we operate StyleSmart Design Centers in most of our markets. Our design centers allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with StyleSmart Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In 2012, we introduced our StyleSmart suite of design-focused programs and services. Our goal is to provide buyers with a one-of-a-kind home. Additionally, in most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our online design tool. We believe this tool is very useful for prospective buyers to use during the planning phase and makes their actual visit to our design centers more productive and efficient as our consultants are able to view their preliminary design selections and pull samples in advance of the visit.

By offering energy-efficient homes to our customers, we are able to save our homebuyers as much as 30% on their energy costs, the second largest monthly cost component of homeownership, compared to a home that is built to minimum code requirements. We use third party, independent RESNET Certified Raters and the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the quality of our homes including insulation, ventilation, tightness, and the heating and cooling system. Our average score has been rated a 68 compared to a 75 for an Energy Star 3.0 certified home, an average of 100 for a home built to minimum standard code, and an average of 130 or higher for a resale home.

We also offer specialized mortgage financing programs through M/I Financial to assist our homebuyers. M/I Financial offers conventional financing options along with Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”), the United States Department of Agriculture (“USDA”) and state housing bond programs. M/I Financial often provides closing cost assistance and below market interest rates. Through M/I Financial, we continue to look for opportunities in the market to assist the Company's home sales effort.
Through our M/I Financial operations, we are able to offer our potential homebuyers “one-stop” shopping by providing financing and title services for the purchase of their home, which saves our customers both time and money. M/I Financial provides our homebuyers with access to several of what we believe are the best mortgage programs available through its networks which include many of the major mortgage providers in the United States. With our combined buying power, we aim to offer our homebuyers unique programs with below-market financing options. With respect to title services, M/I Financial works closely with our homebuilding divisions so that we are able to provide an efficient and well-orchestrated home closing process.
We also build inventory homes in most of our communities to support our Express Delivery program, which offers homebuyers the opportunity to close on certain new homes in 60 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a completed home within a short time frame. We determine our inventory homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant.

Our Confidence Builder Program allows our homebuyers to be actively involved in the construction of their new home, giving them increased engagement throughout the design and construction process. This program, consistent with our business philosophy, is designed to “put the buyer first” and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers' needs throughout the homebuying process reduces post-closing repair costs, enhances our reputation for quality and service, and encourages repeat and referral business from homebuyers and the real estate community.
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
We market our homes using traditional media such as newspapers, magazines, direct mail, billboards, radio and television. The particular media used differs from market to market based on area demographics and other competitive factors. In recent years, we have also significantly increased our advertising on the Internet by regularly updating our website at www.mihomes.com and through certain third party websites like www.newhomesource.com. In the last five years, we have experienced a material increase in sales demand from buyers who identified us via our website either on the Internet or through our mobile version.
Product Lines, Design and Construction

Our residential communities are generally located in suburban areas that are easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model, preserving existing trees and foliage whenever practicable. Normally, homes of the same type or color may not be built next to each other. We believe our communities have attractive entrances with distinctive signage and landscaping and our added attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance.

We offer homes ranging from approximately $150,000 to $900,000 in base sales price and from approximately 1,500 to 5,500 square feet. In addition to single-family detached homes, we also offer attached townhomes in most of our markets as well as condominiums in our Columbus and Washington, D.C. markets. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is always our goal to sell more than one home to our buyers, and we have been successful in this pursuit.

We devote significant resources to the research, design and development of our homes in order to meet the demands of our buyers as well as the changing market requirements. We spent $2.4 million, $2.5 million and $2.4 million in 2012, 2011 and 2010, respectively, for research and development of our homes. Across all of our divisions, we currently offer approximately 550 different floor plans designed to reflect current lifestyles and design trends. Our recently reintroduced Showcase Collection is designed for our move-up, empty-nester and luxury homebuyers and offers more design options, larger floor plans, and a higher-end product line of homes in upscale communities. Our “Eco Series,” introduced in 2009, is designed to appeal to first-time homebuyers and offers a line of value-oriented homes that are attractively priced with greater plan flexibility.  In addition, we are developing new plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature fewer bedrooms, outdoor living potential and better community amenities. All of our product lines have been value-engineered to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods.

All of our homes are constructed according to proprietary designs and to meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our on-site construction supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements. The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog. In recent years, we have experienced no significant construction delays due to shortage of materials or labor; however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future.

We generally begin construction of a home when we have obtained a sales contract and preliminary oral confirmation from the buyer's lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies.

In addition, inventory homes (i.e., homes started in the absence of an executed contract) are built to facilitate delivery of homes on an immediate-need basis under our Express Delivery program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2012 and 2011, 60% and 64%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result. At December 31, 2012, we had 649 inventory homes compared to 573 inventory homes at December 31, 2011.

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

As of December 31, 2012, we had a total of 965 homes, with $282.5 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2011, we had a total of 676 homes, with $180.7 million aggregate sales value, in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.

Warranty

We provide certain warranties in connection with our homes and also have a program to perform multiple inspections on each home that we sell. Immediately prior to closing and again approximately three months after a home is delivered, we inspect each home with the buyer. The Company offers a limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its thirty-year transferable structural limited warranty on homes closed in or after 2007 (which is offered in the majority of our markets). The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. To increase the value of the thirty-year warranty, the warranty is transferable in the event of the sale of the home. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Our warranty expense was approximately 1.0%, 1.2% and 1.0% of total housing revenue in 2012, 2011 and 2010, respectively.

Land Acquisition and Development

We continuously evaluate land acquisition opportunities in the normal course of our homebuilding business. We seek to meet our needs for lots by obtaining advantageous land positions in desirable locations in a cost effective manner while responding to market conditions and maintaining our financial strength and liquidity. Before entering into a contract to acquire land, we complete extensive comparative studies and analyses which assist us in evaluating the economic feasibility of such land acquisition. We consider a number of factors, including projected rates of return, estimated gross margins, and projected pace of absorption and sales prices of the homes to be built, all of which are impacted by our evaluation of population and employment growth patterns and demographic trends in the relevant sub-market along with competing new home subdivisions and re-sales.

We attempt to acquire land with a minimum cash investment and to negotiate takedown options where they are available from land sellers. We also restrict the use of guarantees or commitments in our land contracts in order to limit our financial exposure to the amounts invested in the property and predevelopment costs during the life of a community that we are developing. We believe this approach significantly reduces our risk. In addition, we generally obtain necessary development approvals before our acquisition of the land. We acquire land primarily through the use of contingent purchase agreements, which typically condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria. Only after a thorough market and financial evaluation has been completed do we enter into a commitment to purchase land. All land purchase agreements and the funding of land purchases require the approval of our land committee.

In 2012, we increased our investments in land acquisition, land development and housing inventory to meet increasing housing demand and to expand our operations in certain markets. Our percent of communities internally developed also increased to 56% in 2012 from 51% in 2011, primarily due to a decline in the availability of developed lots in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements.

For such joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company arrangements (“Unconsolidated LLCs”) with the other partners/entities to develop the land. At December 31, 2012, we had interests ranging from 33% to 50% in eight such Unconsolidated LLCs. We believe that the Company’s maximum exposure related to its investment in these entities as of December 31, 2012 is the amount invested of $11.7 million and a $2.5 million note due to the Company from one of the Unconsolidated LLCs, although we expect to invest further amounts in these Unconsolidated LLCs as development of the properties progresses. Further details relating to our Unconsolidated LLCs are included in Note 7 to our Consolidated Financial Statements.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2012, $32.6 million of completion bonds and $16.2 million of letters of credit were outstanding for these purposes. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold. In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. At December 31, 2012, we had 2,725 developed lots and 629 lots under development in inventory. We also owned raw land expected to be developed into approximately 4,064 lots, which includes our interest in raw land held by Unconsolidated LLCs expected to be developed into 819 lots.

Our ability to continue development activities over the long-term will depend upon, among other things, a suitable economic environment and our continued ability to locate suitable parcels of land, enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

At December 31, 2012, we had purchase agreements to acquire 2,621 developed lots and raw land to be developed into approximately 4,164 lots for a total of 6,785 lots, with an aggregate current purchase price of approximately $240.5 million. Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits. Further details relating to our land option agreements are included in Note 1 to our Consolidated Financial Statements.

The following table sets forth our land position in lots (including lots held in Unconsolidated LLCs) at December 31, 2012:

	Lots Owned
Region	Finished Lots	Lots Under Development	Undeveloped Lots	Total Lots Owned	Lots Under Contract	Total
Midwest	1,098	125	2,161	3,384	1,629	5,013
Southern	810	294	1,056	2,160	2,827	4,987
Mid-Atlantic	817	210	847	1,874	2,329	4,203
Total	2,725	629	4,064	7,418	6,785	14,203

Financial Services

We sell our homes to customers who generally finance their purchases through mortgages. M/I Financial provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. M/I Financial provides financing services in all of our housing markets. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales. In addition to financing the purchase of new homes, M/I Financial also provides refinance options for both previous M/I Homes purchasers and the general public.

During 2012, we captured 83% of the available mortgage origination business from purchasers of our homes, originating approximately $520.7 million of mortgage loans. The mortgage loans originated by M/I Financial are, in most cases, sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

M/I Financial has been approved by the U.S. Department of Housing and Urban Development, the VA and the USDA to originate mortgages that are insured and/or guaranteed by these entities. In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by the Federal National Mortgage Association (“Fannie Mae”) as a seller and servicer of mortgages and as a Government National Mortgage Association (“Ginnie Mae”) issuer. Our agency approvals, along with a sub-serving relationship, allow us to sell loans on either a servicing released or servicing retained basis. This option provides flexibility and additional financing options to our customers.

We also provide title services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd. and M/I Title Agency Ltd., and our majority-owned subsidiary, Washington Metro Residential Title Agency, LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of our homes in all of our housing markets except Raleigh, Charlotte, Chicago, Austin, Houston and San Antonio. We assume no underwriting risk associated with the title policies.
Corporate Operations

Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:

•	establish strategy, goals and operating policies;

•	ensure brand integrity and consistency across all local and regional communications;

•	monitor and manage the performance of our operations;

•	allocate capital resources;

•	provide financing and perform all cash management functions for the Company, as well as maintain our relationship with lenders;

•	maintain centralized information and communication systems; and

•	maintain centralized financial reporting, internal audit functions, and risk management.

Competition

In each of our markets, we compete with numerous national, regional, and local homebuilders, some of which have greater financial, marketing, land acquisition, and sales resources than us; however, we generally operate as a top ten builder in the majority of our markets which allows us to compete favorably due to economies of scale. Builders of new homes compete not only for homebuyers, but also for desirable properties, financing, raw materials, and skilled subcontractors. In addition, we face competition from foreclosures and the existing home resale market, which experienced an increase in available homes during the downturn due to challenging market conditions and higher foreclosure rates. We compete primarily on the basis of price, location, design, quality, service, and reputation; however, we believe our financial stability has become an increasingly favorable competitive factor. As our industry continues to recover, stabilize, and improve, we are seeing reduced competition from the small and mid-sized private builders in the new home market. Their access to capital appears to be significantly constrained, and there are fewer and more selective lenders serving our industry. We believe that those lenders have gravitated to the home building companies that offer them the greatest security, the strongest balance sheets, and the broadest array of potential business opportunities.

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

Our mortgage company and title insurance agencies must comply with various federal and state laws and regulations. These include eligibility and other requirements for participation in the programs offered by the FHA, VA, Ginnie Mae, Fannie Mae and Freddie Mac. These also include required compliance with consumer lending and other laws and regulations such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. These laws and regulations subject our operations to examination by the applicable agencies.

We will be subject to new regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) in January 2013 that become effective on January 10, 2014 that will require mortgage lenders to consider the ability of consumers to repay home loans before extending them credit and impose minimum qualifications for mortgage borrowers.

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

Employees

At December 31, 2012, we employed 651 people (including part-time employees), of which 503 were employed in homebuilding operations, 81 were employed in financial services and 67 were employed in management and administrative services. No employees are represented by a collective bargaining agreement.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the internet on the SEC's website at www.sec.gov. Our periodic reports and any other information we file with the SEC may be inspected without charge and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

Our website address is www.mihomes.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also includes printable versions of our Corporate Governance guidelines, our Code of Business Conduct and Ethics, and Charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees. The contents of our website are not incorporated by reference in, or otherwise made a part of this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

Our future results of operations, financial condition and liquidity and the market price for our securities are subject to numerous risks, many of which are driven by factors that cannot be controlled or predicted. The following cautionary discussion of risks, uncertainties and assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, results of operations, financial condition, prospects and cash flows. Also see “Forward-looking Statements” within Item 7 in Part II of this Annual Report on Form 10-K.

Homebuilding Market and Economic Risks
The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could adversely affect our results of operations, financial position and cash flows.
Certain economic, real estate and other business conditions that have significant effects on the homebuilding industry include:

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
These conditions may have an impact nationally, like the recent downturn, and may affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, those conditions could have a proportionately greater impact on us than on some other homebuilding companies.
An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can also reduce our ability to sell new homes, depress new home prices and reduce our margins on the sale of new homes. High levels of foreclosures and short-sales not only contribute to additional inventory available for sale, but also can reduce appraisal valuations for new homes, potentially resulting in lower sales prices.
Potential customers may be less willing or able to buy our homes if any of these conditions have a negative impact on the homebuilding industry. In the future, our pricing strategies may continue to be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers choose to not honor their contracts.
Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally on behalf of purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing conditions may also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages and may increase our potential exposure regarding those mortgage loan sales.
Although the homebuilding industry generally experienced improved conditions in 2012 compared to those in effect during the recent downturn, a renewed deterioration in industry conditions or in broader economic conditions could have adverse effects on our business and results of operations.
From 2006 through 2011, the homebuilding industry experienced one of its most severe downturns in U.S. history.
Our recovery from the sustained downturn in the housing market was negatively impacted by its continuing effects, including more challenging mortgage loan qualification standards, significant reductions in home prices and land values and increased numbers of foreclosures and short-sales, all of which severely constrained demand for new homes, and resulted in significant inventory impairments and operating losses.
In the event of another downturn in the homebuilding and mortgage lending industries, or if the national economy weakens, we could experience declines in the market value of our inventory and demand for our homes, which could have a significantly negative impact on our gross margins from home sales and financial condition and results of operations.

Additionally, as a result of recent economic circumstances, we may be subject to increased counterparty risks, including banks under our letter of credit facilities and purchasers of mortgages originated by M/I Financial being unwilling or unable to perform the obligations they owe to us. To the extent a third-party is unwilling or unable to perform the obligations it owes to us, our financial condition, results of operations and/or cash flows could be negatively impacted.
These conditions are complex and interrelated. We cannot predict their occurrence or severity, nor can we provide assurance that our responses to their impacts would be successful.
Increased competition levels in the homebuilding and mortgage lending industries could result in a reduction in our new contracts and homes delivered, along with decreases in the average sales prices of sold and delivered homes and/or decreased mortgage originations, which would have a negative impact on our results of operations.
The homebuilding industry is fragmented and highly competitive. We compete with numerous public and private homebuilders, including a number that are substantially larger than us and may have greater financial resources than we do. We also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and desirable financing. Competition for home orders primarily is based upon home sales price, location of property, home style, financing available to prospective homebuyers, quality of homes built, customer service and general reputation in the community, and may vary by market, submarket and even by community. Additionally, competition within the homebuilding industry can be impacted through an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in unsold started homes available for sale and increases in home foreclosures. Increased competition can cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in backlog until they close. These competitive pressures may negatively impact our future financial and operating results.
Through our financial services operations, we also compete with numerous banks and other mortgage bankers and brokers, many of which are larger than us and may have greater financial resources than we do. Competitive factors that affect our consumer services operations include pricing, mortgage loan terms, underwriting criteria and customer service. To the extent that we are unable to adequately compete with other companies that originate mortgage loans, the results of operations from our mortgage operations may be negatively impacted.
A reduction in the availability of mortgage financing or an increase in mortgage interest rates or down payment requirements could adversely affect our business.
The mortgage lending industry continues to experience significant instability. Lenders, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in prior years. Credit requirements tightened in the immediate aftermath of the financial crisis of 2007 and 2008, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or that do not meet FHA and VA requirements. Fewer loan products and tighter loan qualification standards and down payment requirements have made it more difficult for many homebuyers to finance the purchase of our homes. These factors have reduced the pool of qualified homebuyers and made it more difficult to sell homes. These reductions in demand have adversely affected our business and financial results, and the duration and severity of the effects of the instability in the mortgage lending industry remain uncertain.
We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. The future of these entities is in question. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
Because of the decline in the availability of other mortgage products, FHA and VA mortgage financing support has become a more important factor in marketing our homes. Increased demands on the FHA have resulted in a reduction of its cash reserves and additional regulations and requirements. This factor or any increases in down payment requirements or limitations or restrictions on the availability of FHA and VA financing support could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
Even if potential customers do not need financing, changes in the availability of mortgage products may make it harder for them to sell their current homes to potential buyers who need financing, which has in some cases led to lower demand for new homes.
If interest rates increase, the costs of owning a home will be affected and could reduce the demand for our homes. Similarly, potential changes to the tax code with respect to deduction of home mortgage interest payments or other changes may decrease affordability of and demand for homeownership.

Many of our homebuyers obtain financing for their home purchases from our M/I Financial subsidiary. If, due to the factors discussed above, M/I Financial is limited from making or unable to make loan products available to our homebuyers, our home sales and our homebuilding and financial services results of operations may be adversely affected.
If land is not available at reasonable prices or terms, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.
Our operations depend on our ability to obtain land for the development of our communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density and other market conditions. If the supply of land, and especially finished lots, appropriate for development of communities is limited because of these factors, or for any other reason, the number of homes that we build and sell may decline. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, our revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.
Our strategies in responding to the adverse conditions in the homebuilding industry over the past several years and the implementation of additional strategies may not be successful, despite signs of modest recovery in the housing industry in 2012.
In an effort to generate higher revenues and restore and maintain our homebuilding operations' profitability, beginning in late 2008 and continuing through 2012, we have (1) invested in new communities in our markets with higher margins, (2) rolled out new, more flexible product designs, including our “Eco Series” product line, (3) continued to take steps to reduce our selling, general and administrative expenses and (4) redeployed our capital into housing markets with perceived higher future growth prospects, such as our entry into the Austin, Houston and San Antonio, Texas markets. We believe these steps helped us increase our homes delivered and new contracts and margins in 2012 compared to 2011, as well as increase the number of homes in backlog, the average sales price of the homes in backlog and the overall sales value of our backlog. However, there can be no assurance that these trends will continue, that we will successfully increase our average active community count and inventory base with desirable land assets at a reasonable cost, or that we will maintain profitability in the future.
Our land investment exposes us to significant risks, including potential impairment charges, that could negatively impact our profits if the market value of our inventory declines.
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
The residential construction industry experiences labor and material shortages from time to time, including: work stoppages; labor disputes; shortages in qualified trades people; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices, of building materials. These labor and material shortages and disruptions can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Any of these circumstances could give rise to delays in the start or completion of our communities, increase the cost of developing one or more of our communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher sales prices, our gross margins from home sales and results of operations could be adversely affected.

Increased costs of lumber, framing, concrete, steel and other building materials could cause increases in construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our gross margins from home sales, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our gross margins from home sales.
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
Increases in our cancellations could have a negative impact on our gross margins from home sales and home sales revenue.
Home order cancellations can result from a number of factors, including declines in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers' inability to sell their existing homes, homebuyers' inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions.
Increased levels of home order cancellations would have a negative impact on our home sales revenue and financial and operating results in future reporting periods.
Inflation can adversely affect us, particularly in a period of declining home sale prices.
Inflation can have a long-term impact on us because if the costs of land, materials and labor increase, we would need to attempt to increase the sale prices of homes in order to maintain satisfactory margins. Although an excess of supply over demand for new homes, such as the environment in which we are currently operating, generally requires that we reduce prices, rather than increase them, it does not necessarily result in reductions, or prevent increases, in the costs of materials, labor and land development costs. Under those circumstances, the effect of cost increases is to reduce the margins on the homes we sell. Reduced margins in such cases make it more difficult for us to recover the full cost of previously purchased land.
Our limited geographic diversification could adversely affect us if the homebuilding industry in our markets declines.
We have operations in Ohio, Indiana, Illinois, Maryland, Virginia, North Carolina, Florida and Texas. Our limited geographic diversification could adversely impact us if the homebuilding business in our current markets declines, since there may not be a balancing opportunity in a stronger market in other geographic regions.
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

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets, and disruptions in these markets could have an adverse impact on our results of operations, financial position and/or cash flows.
We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot provide assurances that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs.
The availability of additional capital, whether from private capital sources or the public capital markets, fluctuates as our financial condition and general market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or deterioration in our credit ratings could adversely affect our ability to obtain necessary funds. Even if financing is available, it could be costly or have other adverse consequences.
There are a limited number of third-party purchasers of mortgage loans originated by our financial services operations. The exit of third-party purchasers of mortgage loans from the business, reduced investor demand for mortgage loans and mortgage-backed securities in the secondary mortgage markets and increased investor yield requirements for those loans and securities may have an adverse impact on our results of operations, financial position and/or cash flows. In addition, the sources and terms and conditions of warehouse financing and mortgage repurchase arrangements and other lending arrangements for the mortgage lending industry are changing. These changes may impact, among other things, availability of capital, terms and structures for debt and line of credit agreements, collateral requirements and collateral advance rates.
The mortgage warehousing agreement of our financial services segment will expire in March 2013.
M/I Financial is party to a $70 million secured mortgage warehousing agreement dated April 18, 2011, among M/I Financial, the lenders party thereto and the administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage Warehousing Agreement to finance its lending activities until the loans are delivered to third party buyers. The MIF Mortgage Warehousing Agreement will expire on March 30, 2013. If we are unable to renew or replace the MIF Mortgage Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
We sell substantially all of the loans we originate within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations and warranties related to loan sales and for repurchase obligations in certain limited circumstances. If we are unable to sell to viable purchasers in the marketplace, our ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect our operations and our profitability. Additionally, if there is a significant decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we would be required to make arrangements with banks or other financial institutions to fund our buyers' closings. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to modify our origination model, which, among other things, could significantly reduce our ability to sell homes.
Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.
M/I Financial originates mortgages, primarily for our homebuilding customers. Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to sellers' representations and warranties in particular loan sale agreements. While we have, from time to time, settled claims relating to loans, which have been fully reserved, we did not repurchase any loans in 2011 or 2012. However, there can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.
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
Based on impairments and our financial performance during the recent downturn, we generated NOL carryforwards for the years ending December 31, 2009, 2010 and 2011, and it is possible that we will generate net NOL carryforwards in future years. Under the Internal Revenue Code of 1986, as amended (the “Code”), we may use these NOL carryforwards to offset future earnings and reduce our federal income tax liability. As a result, we believe these NOL carryforwards could be a substantial asset for us.
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
If we undergo an “ownership change” for purposes of Section 382 of the Code as a result of future transactions involving the 2017 Convertible Senior Subordinated Notes or our common shares, including transactions initiated by the Company, and including transactions involving a shareholder becoming an owner of 5% or more of our common shares and purchases and sales of our common shares by existing 5% shareholders, our ability to use our NOL carryforwards and recognize certain built-in losses could be limited by Section 382 of the Code. Depending on the resulting limitation, a significant portion of our NOL carryforwards could expire before we would be able to use them. Our inability to utilize our NOL carryforwards could have a material adverse effect on our financial condition and results of operations.
Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.
On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Actions. The court in the MDL Omnibus Actions recently entered an order and judgment certifying various settlement classes and granting final approval of various class settlements, including a global class action settlement, which is intended to resolve all Chinese drywall-related claims of and against those who participate in the settlement. The Company will participate in the global settlement. The Company intends to vigorously defend against the claims of any plaintiffs who are not bound by or elect to opt out of the class action settlement. Given the inherent uncertainties in this litigation, there can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows. See Note 10 to our Consolidated Financial Statements and the risk factor below captioned “Product liability litigation and warranty claims that arise in the ordinary course of business may be costly” for more information.
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
The Company's $140 million secured revolving credit facility (the “Credit Facility”) and the indenture governing our outstanding 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) impose restrictions on our operations and activities. These restrictions, and/or our failure to comply with the terms of our indebtedness, could have a material adverse effect on our results of operations, financial condition and ability to operate our business.
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
The indenture governing the 2018 Senior Notes also contains covenants that may restrict our ability to operate our business and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. Failure to comply with these covenants or any of the other restrictions or covenants contained in the indenture governing the 2018 Senior Notes could result in a default under such document, in which case holders of the 2018 Senior Notes may be entitled to cause the sums evidenced by such notes to become due immediately. This acceleration of our obligations under the 2018 Senior Notes could force us into bankruptcy or liquidation and we may be unable to repay those amounts without selling substantial assets, which might be at prices well below the long-term fair values and carrying values of the assets. Our ability to comply with the foregoing restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
In addition, while the indenture governing the 2017 Convertible Senior Subordinated Notes does not contain any financial or operating covenants relating to or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase or issuance of securities by us or any of our subsidiaries, such indenture does impose certain other requirements on us, such as the requirement to offer to repurchase the 2017 Convertible Senior Subordinated Notes upon a fundamental change, as defined in the indenture. Our failure to comply with the requirements contained in the indenture governing the 2017 Convertible Senior Subordinated Notes could result in a default under such indenture, in which case holders of the 2017 Convertible Senior Subordinated Notes may be entitled to cause the sums evidenced by such notes to become due immediately. The acceleration of our obligations under the 2017 Convertible Senior Subordinated Notes could have the same effect as an acceleration of the 2018 Senior Notes described above.
Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.
As of December 31, 2012, we had approximately $296.3 million of indebtedness outstanding (excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and the $15 million secured mortgage repurchase facility, dated November 13, 2012, entered into by M/I Financial (the “MIF Mortgage Repurchase Facility”), $238.8 million of which was senior indebtedness, including $6.7 million of senior secured indebtedness, and we had $47.3 million of available borrowings with respect to secured indebtedness under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2018 Senior Notes and the 2017 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.
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

•
our debt level and the various covenants contained in the Credit Facility, the indentures governing our 2018 Senior Notes and the 2017 Convertible Senior Subordinated Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors; and

•
the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2018 Senior Notes or the 2017 Convertible Senior Subordinated Notes tendered to us upon the occurrence of a change of control or a fundamental change, respectively, which, in each case, would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.

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

Because of the seasonal nature of our business, our quarterly operating results can fluctuate.
We experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes delivered and associated home sales revenue have increased during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring and summer with deliveries scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. There can be no assurance that this seasonality pattern will continue to exist in future reporting periods. In addition, as a result of such variability, our historical performance may not be a meaningful indicator of future results.
Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.
As a homebuilder, we are subject to construction defect and home warranty claims, as well as claims associated with the sale and financing of our homes arising in the ordinary course of business. These types of claims can be costly. The costs of insuring against construction defect and product liability claims can be high and the amount of coverage offered by insurance companies may be limited. If we are not able to obtain adequate insurance against these claims, we may incur additional expenses that would have a negative impact on our results of operations in future reporting periods.
There has been significant publicity about homes constructed with defective drywall. Since the discovery of defective drywall, we implemented procedures in every division to investigate homes for signs of the presence of defective drywall. As of December 31, 2012, the Company has identified 93 homes that have been confirmed as having defective drywall installed by our subcontractors.  All of these homes are located in Florida. As of December 31, 2012, we have completed the repair of 90 homes. In consideration for performing these repairs, we received from the homeowners a full release of claims (excluding, in nearly all cases, personal injury claims) arising from the defective drywall. All homes have been repaired that have granted us authority to do so. The remaining three homeowners have not granted us authority to repair their homes. Since 2009, the Company has accrued approximately $13.0 million for the repair of these 93 homes. Based on our investigation to date and our evaluation of the defective drywall issue, we believe our accrual is sufficient to cover costs and claims associated with the repair of these homes. However, if and to the extent the scope of the defective drywall issue proves to be significantly greater than we currently anticipate, or in the event defective drywall is, through credible evidence, linked to significant adverse health effects of the occupants of the homes containing such defective drywall, or if it is determined that our accrual for costs of repair attributable to defective drywall together with recoveries from our insurance carrier and from other responsible parties and their insurance carriers are not sufficient to cover claims, losses or other issues related to defective drywall, then it is possible that we could incur additional costs or liabilities related to this issue that may have a material adverse effect on our results of operations, financial position and cash flows. Please see Note 10 to our Consolidated Financial Statements and the risk factor above captioned “Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor” for more information.
Our subcontractors can expose us to warranty costs and other risks.
We rely on subcontractors to construct our homes, and in many cases, to select and obtain building materials. Despite our detailed specifications and quality control procedures, subcontractors have in some cases used improper construction processes or defective materials in the construction of our homes, such as the defective Chinese drywall that was installed in certain homes built for the Company and many other homebuilders in Florida and elsewhere. When we find these issues, we repair them in accordance with our warranty obligations. Defective products widely used in the homebuilding industry can result in the need to perform extensive repairs to large numbers of homes. The cost of complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers and insurers.
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
We are subject to extensive government regulations, which could restrict our homebuilding or financial services business and cause us to incur significant expense.
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
New government regulations may make it more difficult for potential purchasers to finance home purchases and may reduce the number of mortgage loans our Financial Services segment makes.
In January 2013, the CFPB issued a final rule, effective January 10, 2014, to implement laws requiring mortgage lenders to consider the ability of consumers to repay home loans before extending them credit and imposing minimum qualifications for mortgage borrowers. Also in January 2013, the CFPB sought comments on related proposed rules that could modify the rules for certain narrowly-defined categories of lending programs. These regulations could make it more difficult for some potential buyers to finance home purchases and could result in our financial services segment originating fewer mortgages, which, in turn, could have an adverse effect on our future revenues and earnings.
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

Due to the nature of our business, a substantial amount of property is held as inventory in the ordinary course of business. See “Item 1. BUSINESS – Land Acquisition and Development” and “Item 1. BUSINESS – Backlog.”

Item 3.	LEGAL PROCEEDINGS

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Action. The court in the MDL Omnibus Action recently entered an order and judgment certifying various settlement classes and granting final approval of various class settlements, including a global class action settlement, which is intended to resolve all Chinese drywall-related claims of and against those who participate in the settlement. The Company will participate in the global settlement. The Company intends to vigorously defend against the claims of any plaintiffs who are not bound by or elect to opt out of the global class action settlement. Given the inherent uncertainties in this litigation, there can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Market for Common Shares and Dividends

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 21, 2013, there were approximately 405 record holders of the Company’s common shares. At that date, there were 24,631,723 common shares issued and 21,687,253 common shares outstanding.

The table below presents the high and low sales prices of the Company’s common shares during each of the quarters presented:

2012	HIGH	LOW

First quarter	$13.99	$9.20
Second quarter	17.54	11.26
Third quarter	21.98	15.81
Fourth quarter	26.76	19.21

2011

First quarter	$17.50	$12.58
Second quarter	15.12	11.03
Third quarter	13.06	5.88
Fourth quarter	10.45	5.08

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. Prior to the repayment of the remaining outstanding balance of our 6.875% Senior Notes due 2012 (the “2012 Senior Notes”) during the second quarter of 2012, the indenture for the 2012 Senior Notes contained a similar restriction. Additionally, the terms of our outstanding Series A Preferred Shares prevent us from paying cash dividends on our common shares unless we have paid cash dividends on our Series A Preferred Shares for the then-current quarterly dividend period. We were prohibited from paying dividends on, and repurchasing, our common shares and Series A Preferred Shares from the third quarter of 2008 until the completion of our offering of common shares in September 2012 as a result of deficits in our restricted payments baskets under the 2012 Senior Notes, the 2018 Senior Notes, or both. The restricted payments basket became positive with the completion of our offering of common shares in September 2012 and, as a result of that offering and our net income in 2012, was $39.4 million at December 31, 2012. As a result, we are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. Any future payment of cash dividends on, or repurchases of, our common shares and Series A Preferred Shares will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, as well as other factors considered relevant by our board of directors.

There were no cash dividends declared or paid to common or preferred shareholders in 2012 or 2011. Our board of directors has determined that we will pay the quarterly dividend on our Series A Preferred Shares for the second quarter of 2013. Such dividend will be payable on June 15, 2013 to holders of record of such shares on June 1, 2013.

Performance Graph

The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2012, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
300
250
200
150
100
50
0
Index Value
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
M/I Homes, Inc.	$100.00	$100.69	$99.25	$146.92	$91.71	$253.15
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
S&P 500 Homebuilding Index	100.00	61.09	72.28	76.67	76.70	156.76

Share Repurchases

During the quarter ended December 31, 2012, the Company did not repurchase any shares. As discussed above, after the completion of our offering of common shares in 2012 as well as our profitable operations during 2012, the restricted payments basket under the indenture governing our 2018 Senior Notes had a positive balance of $39.4 million at December 31, 2012. See “Market for Common Shares and Dividends” above for more information regarding our ability to repurchase our shares.

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

(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Income Statement (Year Ended December 31):
Revenue	$761,905	$566,424	$616,377	$569,949	$607,659
Gross margin (b) (c)	$147,863	$77,301	$92,431	$19,539	$(77,805)
Net income (loss) (a) (b) (c) (d)	$13,347	$(33,877)	$(26,269)	$(62,109)	$(245,448)
Preferred dividends	$—	$—	$—	$—	$4,875
Net income (loss) to common shareholders (b) (c) (d)	$13,347	$(33,877)	$(26,269)	$(62,109)	$(250,323)
Earnings (loss) per share to common shareholders:
Basic: (a) (b) (c) (d)	$0.68	$(1.81)	$(1.42)	$(3.71)	$(17.86)
Diluted: (a) (b) (c) (d)	$0.67	$(1.81)	$(1.42)	$(3.71)	$(17.86)
Weighted average shares outstanding:
Basic	19,651	18,698	18,523	16,730	14,016
Diluted	19,891	18,698	18,523	16,730	14,016
Dividends per common share	$—	$—	$—	$—	$0.05
Balance Sheet (December 31):
Inventory	$556,817	$466,772	$450,936	$420,289	$516,029
Total assets (d)	$831,300	$664,485	$661,894	$663,828	$693,288
Note payable bank – financial services operations	$67,957	$52,606	$32,197	$24,142	$35,078
Note payable - other	$11,105	$5,801	$5,853	$6,160	$16,300
Convertible senior subordinated notes	$57,500	$—	$—	$—	$—
Senior Notes – net of discount	$227,670	$239,016	$238,610	$199,424	$199,168
Shareholders’ equity (b) (c) (d)	$335,428	$273,350	$303,491	$326,763	$333,061

(a)
In December 2007, we sold substantially all of our assets in our West Palm Beach, Florida market and announced our exit from this market. 2008 results include a net loss of $33,000 from our discontinued operations.

(b)
2012, 2011, 2010, 2009, and 2008 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, reducing gross margin by $3.5 million, $22.0 million, $12.5 million, $55.4 million, and $153.3 million, respectively.  Those charges, along with the write-off of land deposits, intangibles and pre-acquisition costs, decreased net income from continuing operations in 2012 by $2.3 million and increased net loss from continuing operations in 2011, 2010, 2009 and 2008 by $14.2 million, $8.2 million, $35.4 million, and $98.3 million, respectively. Income per diluted share for 2012 decreased by $0.12 and loss per diluted share for 2011, 2010, 2009, and 2008 increased by $0.76, $0.44, $1.31, and $7.00, respectively.

(c)
2012, 2010 and 2009 include the impact of settlements and charges related to the repair of certain homes in Florida where certain of our subcontractors had purchased defective drywall that may be responsible for accelerated corrosion of certain metals in the home, which decreased net income from continuing operations by $1.9 million, or $0.09 per share, in 2012, decreased net loss from continuing operations by $1.1 million, or $0.06 per share, in 2010, and increased net loss from continuing operations by $7.5 million, or $0.46 per share, in 2009.

(d)
2012 net income and 2011, 2010, 2009 and 2008 net loss also reflects a $(5.1) million, $12.9 million, $10.8 million, $8.2 million and $108.9 million valuation allowance for deferred tax assets, respectively, or $(0.25), $0.35, $0.58, $0.73 and $7.75 per share, respectively.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered over 83,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Homes and Triumph Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

Any forward-looking statement speaks only as of the date made. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”) and other government-insured programs are recorded in the financial statements on the date of closing.

Revenue related to all other home closings initially funded by our 100%-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.

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

Inventory. Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment. Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and common costs (both incurred and estimated to be incurred) are typically allocated to individual lots based on the total number of lots expected to be closed in each community or phase or the relative sales value of each lot. Any changes to the estimated total development costs of a community or phase are allocated proportionately to the homes remaining in the community or phase and homes previously closed. The cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a specific identification basis. Costs of home closings include the specific construction cost of the home and the allocated lot costs. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate. Although actual costs to complete a home in the future could differ from our estimates, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third-party appraisals. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management's intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.

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

As of December 31, 2012, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2012, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

Our quarterly assessments reflect management's best estimates. Due to the inherent uncertainties in management's estimates and uncertainties related to our operations and our industry as a whole as further discussed in “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K, we are unable to determine at this time if and to what extent continuing future impairments will occur. Additionally, due to the volume of possible outcomes that can be generated from changes in the various model inputs for each community, we do not believe it is possible to create a sensitivity analysis that can provide meaningful information for the users of our financial statements.

Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company arrangements (“LLCs”) with the other partners to develop the land. The Company's ownership interest in these entities as of December 31, 2012 ranged from 33% to 50%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. With respect to our investments in these entities, we are required, under ASC 810-10, Consolidation (“ASC 810-10”) to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine if the LLC is a Variable Interest Entity (“VIE”) and if we are the primary beneficiary of the entity. Factors considered are whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to: the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we have the ability to control such activities, we will continue our analysis by determining if we are also expected to benefit from or absorb a potentially significant amount of the VIE's expected gains or losses, respectively.

As of December 31, 2012, we have determined that one of the Unconsolidated LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. All of our other entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors. However, we have determined that we do not have substantive control over any of these entities, including our VIE. As a result, none of these entities are required to be consolidated into our financial statements and the entities are instead recorded in Investment in Unconsolidated Limited Liability Companies on our Consolidated Balance Sheets.
We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 810-10 to determine whether we are the primary beneficiary of the VIE, if applicable, using an analysis similar to that described above. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. Please see the “Off-Balance Sheet Arrangements” section below and Note 1 of our Consolidated Financial Statements for additional information related to our off-balance-sheet arrangements. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as “Consolidated Inventory not Owned” in our Consolidated Balance Sheets.

Guarantees and Indemnities.  Guarantee and indemnity liabilities are established by charging the applicable line item in our Consolidated Statements of Operations or our Consolidated Balance Sheets, depending on the nature of the guarantee or indemnity, and crediting a liability. M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience. Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts. The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including guarantees of the completion of land development. The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure. Actual future costs associated with these guarantees and indemnities could differ materially from our current estimated amounts. Refer to Note 8 of our Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs described above under the Company's warranty programs. Reserves are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty (“HBLW”); and

•	30-year transferable structural warranty

The warranty reserves for HBLW are established as a percentage of average sales price and adjusted based on historical payment patterns determined, generally, by geographic area and recent trends. Factors that are given consideration in determining the HBLW reserves include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; and (6) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects. Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty reserve balance at the end of each quarter. Actual future warranty costs could differ from our current estimated amount.

Our warranty reserves for our transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each house closes, the sufficiency of the structural warranty per unit charge and total reserve is re-evaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, as well as industry-wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is not consistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.

While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs.

Self-insurance reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2012, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The reserves related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million completed operations/construction defect deductible per occurrence by division and a $15.0 million deductible in the aggregate, with a $250,000 deductible for all other types of claims. The Company records a general liability reserve for claims falling below the Company's deductible. The general liability reserve estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company recorded expenses totaling $4.0 million, $3.1 million and $2.0 million, respectively, for all self-insured and general liability claims during 2012, 2011 and 2010.  For the year ended December 31, 2010, this included $0.6 million of charges related to defective drywall, as well as the $2.4 million settlement received in the third quarter of 2010 related to defective drywall. Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.

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

Valuation of Deferred Tax Assets. We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at December 31, 2012 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets and NOL carryovers.
At December 31, 2012 and 2011, we had a valuation allowance of $135.7 million and $140.8 million, respectively, against deferred tax assets which include the tax benefit from NOL carryovers. At December 31, 2012, the Company had federal net operating loss carryforwards of approximately $82.3 million and federal credit carryforwards of $4.2 million and $16.0 million of state net operating loss carryforwards. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Our federal carryforward benefits will begin to expire in 2028. Our state net operating loss benefits began to expire in 2012, with $9.0 million expiring between 2012 and 2027 and $7.0 million expiring between 2028 and 2032.
We will continue to review on an ongoing basis all available evidence to determine if and when we expect to realize our deferred tax assets and NOL carryovers. Additionally, due to the considerable estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances in future reporting periods, it is reasonably possible that we will be required to either increase or decrease our valuation allowance in future reporting periods.

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 12 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar long-term economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Austin, Texas

In April 2012, we expanded our Houston, Texas operations by acquiring the assets of a privately-held homebuilder.

In October 2012, we announced our entry into the Austin, Texas market. We expect to open our first community in our Austin market in 2013.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Overview

Throughout 2012, we and others in the homebuilding industry saw signs that the overall housing market is stabilizing and beginning to recover from the severe housing downturn that began in mid-2006. We are experiencing broad-based improvement across all of our regions, which we believe is being driven by the decline in national housing inventory levels and stabilization in our markets resulting from attractive housing affordability levels, moderate changes in buyer perceptions, increased demand for distressed properties, and historically low interest rates for residential consumer mortgage loans. This improvement is evident in our operating results for 2012 and our improved gross margins, operating margins and operating leverage statistics in 2012 compared to 2011 as more fully described below in our Summary of Company Results in 2012 and our Year Over Year Comparisons.

Summary of Company Results in 2012

Summary of Financial Results

We had net income of $13.3 million, or $0.67 per diluted share, for 2012, our highest net income since 2006, compared to a net loss of $33.9 million in 2011, or a loss of $1.81 per diluted share. Our income in 2012 included a $3.0 million settlement the Company received in 2012 related to defective imported drywall, a $2.2 million increase in land sale profit and a $18.5 million decrease in impairment charges taken during 2012 compared to 2011. Other contributing factors are described below.

In 2012, total revenue was $761.9 million, an increase of 35% from 2011. We earned $728.8 million in revenue from homes delivered, $9.9 million in revenue from land sales and $23.3 million in revenue from our financial services operation. Revenue from homes delivered increased 32% driven primarily by the 487 additional homes delivered in 2012 compared to 2011 (a 21% increase) and by a 9% increase in the average sales price of homes delivered ($22,000 per home delivered). Revenue from land sales increased $8.8 million from 2011 due primarily to one large land sale in 2012. Revenue in our financial services segment increased 62% from $14.4 million in 2011 primarily due to an increase in the number of loan originations and an increase in the average loan amount from $213,000 in 2011 to $228,000 in 2012. Also contributing to the increase in our financial services revenue was $0.8 million in revenue in 2012 from retaining mortgage servicing rights and an increase in revenue from our refinance business when compared to 2011.

Total gross margin increased $70.6 million in 2012 when compared to 2011. The increase was largely the result of a $61.8 million improvement in our homebuilding operations with the remainder due to our financial services operations. With respect to our homebuilding operations, the improvement was primarily due to a decline in asset impairment charges described above and an $43.3 million increase in housing gross margin when compared to 2011. The increase in housing gross margin resulted from the 9% increase in the average sales price of homes delivered ($22,000 per home delivered) and the 487 unit increase in homes delivered. The increased sales prices were driven primarily by continued performance in our new communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets, a shift in the mix of homes delivered to higher priced and larger homes and improving market conditions, allowing for more pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher construction costs related to both the mix of homes delivered as well as cost increases associated with improving housing industry market conditions and normal supply and demand dynamics. In 2012, we were able to pass a portion of the higher construction costs to our homebuyers in the form of higher sales prices and lower incentives and believe we will be able to continue to do so in 2013, if any.

Selling, general and administrative expense increases of $22.8 million in 2012 offset, in part, our increase in gross margin discussed above. Selling expenses increased $12.9 million to $56.4 million from $43.5 million in 2011 but declined as a percent of revenue to 7.4% in 2012 from 7.7% in 2011. Variable selling expense for sales commissions contributed $8.5 million to the increase due to the increase in the number of homes delivered and the higher average sales price. The increase in selling expense was also attributable to the $4.4 million increase in our sales office and model costs resulting from the increase in our number of communities, and a $1.4 million non-recurring expense primarily related to our early exit from rental space in the Midwest. General and administrative costs increased $9.9 million, from $52.7 million in 2011 to $62.6 million in 2012 but declined as a percent of revenue from 9.3% in 2011 to 8.2% in 2012. This increase was primarily due to an increase in share-based and variable compensation expense related to the improvement in our operating performance in 2012 versus 2011, an increase in our expense for mortgage loans indemnifications as a result of a settlement and expenses incurred in connection with our investments in our new Houston and Austin markets that were under-leveraged from a revenue perspective in 2012, which is typical of a new market. Overall, our selling, general and administrative expenses were 15.6% of revenue in 2012 compared to 17.0% in 2011. We expect to be able to continue to reduce our selling, general and administrative expenses as a percentage of revenue in 2013 as we open new communities and the housing market continues to improve.

Interest expense for the Company increased $1.1 million, from $15.0 million in 2011 to $16.1 million in 2012. This increase was primarily the result of an increase in our weighted average borrowings from $263.7 million in 2011 to $291.8 million in 2012 partially offset, by a decline in our weighted average borrowing rate from 9.43% in 2011 to 8.83% in 2012 and higher capitalization of interest in 2012. The increase in weighted average borrowings was primarily the result of the increase in borrowings under the MIF Mortgage Warehousing Agreement as a result of an increase in the number of loan originations during 2012 along with the issuance of the additional $30 million aggregate principal amount of 2018 Senior Notes in the second quarter of 2012 and the issuance of the $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012.

We reported an effective tax rate of (4.61)% in 2012 compared to 0.07% for 2011. The change in our effective tax rate for 2012 is related to a $1.2 million benefit recorded during the first quarter of 2012 reflecting the favorable outcome of certain prior year tax positions. The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our full deferred tax asset valuation allowance.

Summary of Operational Results

In addition to the improving financial results noted above, our operational metrics also generally improved. We achieved a 27% increase in our new contracts, a 43% increase in the number of homes in our backlog, and a 56% increase in the overall sales value of our backlog in 2012 compared to 2011. Furthermore, we continue to invest in new communities (defined as communities opened after January 1, 2009) and markets that we believe are helping us in attaining improved profitability as housing markets improve and in enhancing our ability to establish market share and create a platform for future growth in our current markets. During 2012, we opened 46 new communities and closed 37 legacy communities. We are experiencing higher gross margins, over 460 basis points on average, in our new communities compared to our legacy communities. Of our homes delivered during 2012, 70% were in new communities, compared to 58% during 2011. We believe our homebuilding operations are continuing to improve and be our primary driver of profitability, fueled by our land acquisitions and increasing operating leverage due to higher absorption rates per community and overall deliveries.

Outlook

Looking ahead, we believe that the homebuilding industry will continue to gradually improve.  Given this expectation, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives in 2013:

•	profitably growing our presence in our existing markets;

•	strategically investing in new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product design, and premier locations.

With these objectives and improving market conditions in mind, we took a number of steps in 2012 to position the Company for continued improvement in 2013 and beyond, including expanding our presence in Texas by acquiring the assets of a privately held homebuilder in Houston and entering into, and purchasing our first community in, the Austin market. We also invested $138.8 million in land acquisition and $56.4 million in land development in 2012 to help grow our presence in our existing markets. We plan to spend approximately $195 million on land purchases and approximately $112 million on land development in 2013. We ended 2012 with over 14,200 lots under control, a 37% increase from our approximately 10,300 lots under control at the end of 2011. We also opened 46 new communities and closed 37 legacy communities in 2012, ending the year with a total of 131 communities. By the end of 2013, we expect to increase our community count by over 25% from our community count at the end of 2012. We also improved our liquidity in 2012 by raising $99.6 million from our concurrent issuances in September 2012 of $57.5 million aggregate principal amount of our 2017 Convertible Senior Subordinated Notes and 2.53 million of our common shares along with $29.7 million from our issuance in May 2012 of an additional $30 million of our 2018 Senior Notes. Additionally, we placed significant attention in 2012 on investing in our product designs by reintroducing our Showcase Collection, a product line that appeals to luxury homebuyers in upscale communities; focusing on training our sales personnel in connection with the launch of our "Get More" marketing program; and enhancing our models and design centers, including launching our StyleSmart design concepts, which we believe will aid in the marketing of our products and differentiate us from our competition.

In 2013, we plan to build upon the steps taken in 2012. We believe the actions taken in 2012 have helped, and the actions we plan to take in 2013 will help, position us, both operationally and financially, to build on the momentum generated from our return to profitability in 2012. Given the value in our year-end backlog and improving market conditions, we believe that our leverage and profitability will improve in 2013 when compared to 2012.

Despite our positive expectations, it is unclear whether our gross margin percentages will continue to improve as they have the past two years or whether our financial services operations will experience the same favorable operating results as in 2012. Going forward, we believe our ability to leverage our fixed costs, obtain land at projected rates of return, and our planned new communities provide our best opportunities to continue improving our gross margin percentages. Given the continued uncertainty in the macroeconomic environment, we can provide no assurance that the positive annual trends and/or sequential trends experienced in our financial and operating metrics in 2012 will continue into 2013.

The following table shows, by segment, revenue, operating income (loss) and interest expense for the years ended December 31, 2012, 2011 and 2010, as well as the Company’s income (loss) before income taxes for such periods. The following table also shows, by segment, depreciation and amortization for December 31, 2012, 2011 and 2010:

	Years Ended
(In thousands)	2012	2011	2010
Revenue:
Midwest homebuilding	$281,959	$228,191	$295,096
Southern homebuilding	189,714	123,061	89,896
Mid-Atlantic homebuilding	266,976	200,706	217,148
Financial services	23,256	14,466	14,237
Total revenue	$761,905	$566,424	$616,377

Operating income (loss):
Midwest homebuilding (a)	$11,443	$(6,396)	$3,294
Southern homebuilding (a)	14,530	(5,314)	(3,593)
Mid-Atlantic homebuilding (a)	15,130	7,039	7,004
Financial services	12,436	6,641	6,508
Less: Corporate selling, general and administrative expenses	(24,709)	(20,867)	(22,824)
Total operating income (loss)	$28,830	$(18,897)	$(9,611)

Interest expense:
Midwest homebuilding	$5,502	$6,154	$3,689
Southern homebuilding	3,742	2,798	1,520
Mid-Atlantic homebuilding	5,406	5,099	3,262
Financial services	1,421	954	944
Total interest expense	$16,071	$15,005	$9,415
Other loss (b)	—	—	(8,378)
Income (loss) before income taxes	$12,759	$(33,902)	$(27,404)

Depreciation and amortization:
Midwest homebuilding	$2,834	$1,179	$1,036
Southern homebuilding	968	601	498
Mid-Atlantic homebuilding	975	844	763
Financial services	140	282	390
Corporate	4,825	4,668	2,507
Total depreciation and amortization	$9,742	$7,574	$5,194

(a)
In 2012, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $3.8 million, $23.0 million and $13.2 million, respectively. These charges reduced operating income by $3.5 million, $13.9 million and $3.9 million in the Midwest region, $0.1 million, $6.8 million and $4.5 million in the Southern region, and $0.1 million, $2.3 million and $4.8 million in the Mid-Atlantic region in 2012, 2011 and 2010, respectively.

(b)	Other loss is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010.

The following tables show total assets by segment at December 31, 2012 and 2011:

	At December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in Unconsolidated LLCs	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

	At December 31, 2011
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in Unconsolidated LLCs	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments

The following table presents, by reportable segment, selected financial information as of and for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Midwest Region
Homes delivered	1,113	991	1,296
New contracts, net	1,144	1,042	1,215
Backlog at end of period	418	387	336
Average sales price per home delivered	$253	$230	$228
Average sales price of homes in backlog	$270	$259	$247
Aggregate sales value of homes in backlog	$112,890	$100,096	$83,061
Revenue homes delivered	$281,334	$228,191	$295,096
Revenue third party land sales	$625	$—	$—
Operating income (loss) homes (a)	$11,508	$(6,396)	$3,294
Operating (loss) third party land sales (a)	$(65)	$—	$—
Number of active communities	61	59	61
Southern Region
Homes delivered	823	571	429
New contracts, net	966	607	461
Backlog at end of period	341	164	87
Average sales price per home delivered	$230	$214	$209
Average sales price of homes in backlog	$280	$241	$218
Aggregate sales value of homes in backlog	$95,529	$39,540	$19,006
Revenue homes delivered	$189,044	$121,951	$89,053
Revenue third party land sales	$670	$1,110	$843
Operating income (loss) homes (a)	$14,530	$(4,823)	$(3,014)
Operating income (loss) third party land sales (a)	$—	$(492)	$(579)
Number of active communities	37	28	19
Mid-Atlantic Region
Homes delivered	829	716	709
New contracts, net	910	732	640
Backlog at end of period	206	125	109
Average sales price per home delivered	$312	$280	$306
Average sales price of homes in backlog	$360	$328	$304
Aggregate sales value of homes in backlog	$74,121	$41,019	$33,179
Revenue homes delivered	$258,393	$200,706	$216,583
Revenue third party land sales	$8,582	$—	$565
Operating income homes (a)	$13,360	$7,039	$7,068
Operating income third party land sales (a)	$1,770	$—	$(64)
Number of active communities	33	35	30
Total Homebuilding Regions
Homes delivered	2,765	2,278	2,434
New contracts, net	3,020	2,381	2,316
Backlog at end of period	965	676	532
Average sales price per home delivered	$264	$242	$247
Average sales price of homes in backlog	$293	$267	$254
Aggregate sales value of homes in backlog	$282,540	$180,655	$135,246
Revenue homes delivered	$728,771	$550,848	$600,732
Revenue third party land sales	$9,877	$1,110	$1,408
Operating income (loss) homes (a)	$39,398	$(4,180)	$7,348
Operating income (loss) third party land sales (a)	$1,705	$(492)	$(643)
Number of active communities	131	122	110
Financial Services
Number of loans originated	2,280	1,764	1,928
Value of loans originated	$520,708	$376,132	$416,498

Revenue	$23,256	$14,466	$14,237
Selling, general and administrative expenses	10,820	7,825	7,729
Interest expense	1,421	954	944
Income before income taxes	$11,015	$5,687	$5,564

(a)	Amount shown includes impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs for the years ended December 31, 2012, 2011 and 2010 as follows:

	December 31,
(Dollars in thousands)	2012	2011	2010
Midwest:
Homes	$3,443	$13,898	$3,863
Land	95	—	—
	3,538	13,898	3,863
Southern:
Homes	110	6,202	3,947
Land	—	590	587
	110	6,792	4,534
Mid-Atlantic:
Homes	110	2,277	4,673
Land	—	—	88
	110	2,277	4,761
Total
Homes	3,663	22,377	12,483
Land	95	590	675
	$3,758	$22,967	$13,158

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Midwest	17.4%	22.1%	24.2%
Southern	20.0%	19.5%	13.3%
Mid-Atlantic	13.3%	15.2%	15.0%

Total cancellation rate	17.1%	19.4%	19.8%

The following table reconciles our adjusted operating gross margin and adjusted pre-tax income (loss) from operations (each of which constitutes a non-GAAP financial measure) for years ended December 31, 2012, 2011 and 2010 to the GAAP financial measures of gross margin and income (loss) from operations before income taxes, respectively:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Gross margin	$147,863	$77,301	$92,431
Add:
Impairment of inventory and investment in Unconsolidated LLCs	3,502	21,993	12,538
Imported drywall settlement	$(3,000)	$—	$(1,810)
Adjusted operating gross margin	$148,365	$99,294	$103,159

Income (loss) from operations before income taxes	$12,759	$(33,902)	$(27,404)
Add:
Impairment of inventory and investment in Unconsolidated LLCs and abandoned land transaction costs	3,758	22,967	13,158
Imported drywall settlement	(3,000)	—	(1,810)
Other loss/expense (a)	—	—	8,378
Adjusted pre-tax income (loss) from operations	$13,517	$(10,935)	$(7,678)

(a)	Other loss is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010.

Adjusted operating gross margin and adjusted pre-tax income (loss) from operations are non-GAAP financial measures. Management found these measures to be useful in evaluating the Company's performance in 2011 and 2010 because they disclosed the financial results generated from homes the Company actually delivered during the period, as the asset impairments and certain other write-offs relate, in part, to inventory that was not delivered during the period and the impact on such GAAP measures in those years was material. We have presented non-GAAP financial measures for 2012 for comparative purposes; however, the impact on GAAP measures was less significant. In 2011 and 2010, they also assisted the Company's management in making strategic decisions regarding the Company's future operations. The Company believed investors found this information to be important and useful because they disclosed profitability measures that can be compared to a prior period without regard to the variability of asset impairments and certain other write-offs, that were material in amount. In addition, to the extent that the Company's competitors provided similar information, disclosure of these measures helped readers of the Company's financial statements compare the Company's profits in those years to the profits of its competitors with regard to the homes they deliver in the same period. Because these measures are not calculated in accordance with GAAP, they may not be completely comparable to similarly titled measures of the Company's competitors due to potential differences in methods of calculation and charges being excluded. Due to the significance of the GAAP components excluded, such measures should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP.

Year Over Year Comparisons

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Midwest Region. Our Midwest region had operating income of $11.4 million for 2012, a $17.8 million increase from our operating loss of $6.4 million for 2011. The increase in operating income was primarily the result of improvement in our homebuilding revenue and related gross margin percentage, offset in part, by a $5.9 million increase in our selling, general and administrative expenses.

In 2012, homebuilding revenue in our Midwest region increased $53.8 million, from $228.2 million in 2011 to $282.0 million in 2012, and our homebuilding gross margin improved by $23.8 million, yielding a gross margin percentage of 15.4% in 2012 compared to 8.7% in 2011, inclusive of impairment charges. The 24% increase in homebuilding revenue was the result of a 12% increase in the number of homes delivered and a 10% increase in the average sales price of homes delivered. The improvement in our gross margin in 2012 compared to 2011 was primarily due to the improvements in the average sales price of homes delivered ($23,000 per home delivered), the increase in the number of homes delivered (122 units) and the $10.0 million reduction in asset impairment charges taken in 2012 compared to 2011. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $5.9 million from $26.1 million in 2011 to $32.0 million in 2012 and was relatively flat as a percentage of revenue compared to prior year, ending at 11.4% for 2012. Selling expense increased $4.8 million while general and administrative expense increased $1.1 million. The selling expense increase was primarily due to a $1.9 million increase in variable selling expenses, which was the result of the increase in sales commissions due to the higher average sales price of homes delivered and number of homes delivered, and a $1.6 million expense incurred in 2012 related to our early exit from rental space in Ohio. The increase in general and administrative expense was primarily due to variable compensation expense increases associated the improved operating performance in this region.

During 2012, we opened 16 new communities in our Midwest region compared to 14 in 2011. We also had a 10% increase in new contracts in our Midwest region in 2012, from 1,042 in 2011 to 1,144 in 2012. Backlog increased 8% from 387 homes at December 31,

2011 to 418 homes at December 31, 2012, with an average sales price in backlog of $270,000 at December 31, 2012 compared to $259,000 at December 31, 2011. Our monthly absorption rate in our Midwest region increased to 1.7 per community in 2012 compared to 1.5 per community in 2011.

Southern Region. Our Southern region had operating income of $14.5 million for 2012, a $19.8 million increase from our operating loss of $5.3 million for 2011. The increase in operating income was primarily the result of improvement in our homebuilding revenue and related gross margin percentage, and a $3.0 million settlement received related to defective imported drywall, offset, in part, by a $5.6 million increase in selling, general, and administrative expenses.

In 2012, homebuilding revenue in our Southern region increased $66.6 million, from $123.1 million in 2011 to $189.7 million in 2012, and our homebuilding gross margin improved $25.4 million, yielding a gross margin percentage of 20.2% in 2012 compared to 10.5% in 2011, inclusive of $6.7 million of impairment charges in 2011. This 54% increase in homebuilding revenue was the result of a 44% increase in the number of homes delivered (252 units), along with a 7% increase in the average sales price of homes delivered ($16,000 per home delivered) in 2012 compared to 2011. The improvement in our gross margin from 2011 resulted primarily from the improvements in the average sales price of homes delivered and the number of homes delivered in 2012 compared to 2011, the $3.0 million drywall recovery received in the third quarter of 2012 and a reduction in asset impairment charges as we had no impairment charges taken in 2012 compared to $6.7 million taken in 2011. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $5.6 million from $18.2 million in 2011 to $23.8 million in 2012 and decreased as a percentage of revenue to 12.5% in 2012 from 14.9% in 2011. Selling expense increased $4.3 million while general and administrative expense increased $1.3 million. The selling expense increase was primarily due to a $3.4 million increase in variable selling expenses, which resulted from the increase in sales commissions due to the higher average sales price of homes delivered and number of homes delivered, along with increased expenses related to community count increases. The increase in general and administrative expense was primarily due to variable compensation expense increases associated the improved operating performance in this region and increased expenses related to our expansion in the Houston, Texas market and our entry into the Austin, Texas market.

During 2012, we opened 19 new communities in our Southern region (five of which we acquired in our Houston market through our April 2012 acquisition), the same number of new communities opened during 2011. We experienced a 59% increase in new contracts in our Southern region during 2012, from 607 in 2011 to 966 in 2012. Backlog increased 108% from 164 homes at December 31, 2011 to 341 homes at December 31, 2012, with an average sales price in backlog of $280,000 at December 31, 2012 compared to $241,000 at December 31, 2011. Our monthly absorption rate in our Southern region increased to 2.5 per community in 2012 compared to 2.2 per community in 2011.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $15.1 million for 2012, an $8.1 million increase from our operating income of $7.0 million in 2011. This increase was primarily due to the increase in our homebuilding revenue and related gross margin percentage as well as $1.8 million of profit relating to the sale of land to third parties, offset in part, by a $4.5 million increase in selling, general and administrative expenses.

In 2012 homebuilding revenue in our Mid-Atlantic region increased $66.3 million from $200.7 million for 2011 to $267.0 million for 2012 and our homebuilding gross margin improved $12.6 million compared to 2011, yielding a gross margin percentage of 16.0% in 2012 compared to 15.1% in 2011, inclusive of impairment charges. This 33% increase in revenue was the result of an 11% increase in the average sales price of homes delivered ($32,000 per home delivered) and a 16% increase in the number of homes delivered (113 units), as well as an increase of $8.6 million in land sale revenue. The improvement in our gross margin compared to 2011 was primarily due to the improvements in average sales price of homes delivered and number of homes delivered, a $1.8 million profit from the sale of land and a $1.8 million reduction in impairment charges taken. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply/demand dynamics.

Selling, general and administrative expense increased $4.5 million from $23.2 million in 2011 to $27.7 million in 2012 and decreased as a percentage of revenue to 10.4% in 2012 from 11.6% in 2011. Selling expense increased $3.6 million while general and administrative expense increased $0.9 million. The selling expense increase was primarily due to a $3.1 million increase in variable selling expenses, which resulted from the increase in sales commissions due to the higher average sales price of homes delivered and number of homes delivered. The increase in general and administrative expense was primarily due to variable compensation expense increases associated the improved operating performance in this region.

During 2012, we opened 11 new communities in our Mid-Atlantic region compared to 13 new communities opened during 2011. We experienced a 24% increase in new contracts, from 732 in 2011 to 910 in 2012. Backlog increased 65% from 125 homes at December 31, 2011 to 206 homes at December 31, 2012, with an average sales price in backlog of $360,000 at December 31, 2012 compared to $328,000 at December 31, 2011. Our monthly absorption rate in our Mid-Atlantic region was 2.1 per community in 2012, compared to 1.9 per community in 2011.

Financial Services. Revenue from our mortgage and title operations increased $8.9 million (62%) from $14.4 million in 2011 to $23.3 million in 2012, primarily due to a 29% increase in the number of loan originations, from 1,764 in 2011 to 2,280 in 2012 as well as a 7.0% increase in the average loan amount from $213,000 in 2011 to $228,000 in 2012. Also contributing to the increase in revenue were higher margins on our loans sold than we experienced in 2011 in addition to an increase in our refinance business. We ended the year with a $5.8 million increase in operating income compared to 2011, which was primarily due to the increase in revenue discussed above. Offsetting these improvements was a $3.0 million increase in selling, general, and administrative expenses for 2012 compared to 2011, primarily due to a $1.6 million increase in payroll related expenses and a $1.0 million increase in expenses related to mortgage loans sold.

At December 31, 2012, M/I Financial provided financing services in all of our markets. Approximately 83% of our homes delivered during 2012 were financed through M/I Financial compared to 84% in 2011. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expenses increased $3.8 million, from $20.9 million in 2011 to $24.7 million in 2012. The increase was primarily due to a $3.8 million increase in share based and variable incentive compensation associated with our improved financial performance, a $0.5 million increase in charitable contributions, and a $0.2 million increase in professional fees associated with our growth, which were partially offset by a $0.8 million net gain on purchase accounting related to our April 2012 acquisition.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Midwest Region.  For the year ended December 31, 2011, we had $228.2 million of homebuilding revenue in our Midwest region, a decrease of $66.9 million, from the $295.1 million of homebuilding revenue we had in 2010. This decrease was primarily the result of a 24% decrease in homes delivered from 1,296 in 2010 to 991 in 2011, which was partially offset by a slight increase in the average sales price of homes delivered, from $228,000 for the year ended December 31, 2010 to $230,000 for the year ended December 31, 2011. Our decline in homes delivered largely reflects our relatively low backlog level at the beginning of 2011, reflecting the decline in new contracts we experienced in the latter eight months of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit. Our Midwest region had an operating loss of $6.4 million for the year ended December 31, 2011, compared to operating income of $3.3 million for the year ended December 31, 2010, primarily due to an increase in impairment charges as well as the decrease in revenue described above, partially offset by a decrease in selling, general and administrative expenses and higher adjusted operating gross margins. For the year ended December 31, 2011, there were $13.5 million of charges related to the impairment of inventory in our Midwest region, compared to $3.7 million of impairment charges for the year ended December 31, 2010. As a result of the tough market conditions and corresponding decrease in new contracts during the first half of 2011, we lowered sales prices and/or offered increased sales incentives in some of our communities during the second half of 2011. These actions, which helped improve sales pace, resulted in lower gross margins, ultimately yielding higher impairment charges in 2011 when compared to 2010. In addition, a portion of the increase in impairment charges was due to management's changes in the ultimate development plans for some of our legacy raw land. Excluding these impairment charges, our adjusted operating gross margin percentage was 14.6% for 2011 and 13.0% for 2010. The increase in adjusted operating gross margin percentage was primarily the result of an increase in the percentage of homes delivered in our new communities, where we are experiencing gross margins that are 500 basis points higher, on average, than in our legacy communities. For the year ended December 31, 2011, 42% of the homes delivered in our Midwest region were in new communities, compared to 27% of our homes delivered during 2010. During 2011, we opened 14 new communities in our Midwest region compared to 19 new communities opened in 2010. Selling, general and administrative expenses decreased $5.4 million, from $31.5 million in 2010 to $26.1 million in 2011, due to a decrease in variable selling expenses, payroll related expenses, land related expenses, professional fees, advertising expenses, and expenses related to our model homes. New contracts in our Midwest region decreased 14% for the year ended December 31, 2011, from 1,215 in 2010 to 1,042 in 2011. Backlog at December 31, 2011 increased 15% from 336 homes at December 31, 2010 to 387 homes at December 31, 2011, with an average sales price in backlog of $259,000 at December 31, 2011 compared to $247,000 at December 31, 2010. Our monthly absorption rate for 2011 in the Midwest was 1.5 per community compared to 1.6 per community in 2010. Our absorption rate decline, along with our other year over year comparisons, was negatively impacted in 2011 by the April 30, 2010 expiration of the federal homebuyer tax credit.

Southern Region. For the year ended December 31, 2011, homebuilding revenue in our Southern region increased $33.2 million (37%), from $89.9 million in 2010 to $123.1 million in 2011. This increase was primarily the result of a 33% increase in the number of homes delivered, from 429 for the year ended December 31, 2010 to 571 for the year ended December 31, 2011. The average sales price of homes delivered increased slightly from $209,000 in 2010 to $214,000 in 2011. The increase in homes delivered was largely the result of our entry into the San Antonio market during the second quarter of 2011 as well as our operations in our Houston market that commenced during the fourth quarter of 2010. Despite the increase in revenue, our operating loss in our Southern region increased $1.7 million, from $3.6 million for the year ended December 31, 2010 to $5.3 million for the year ended December 31, 2011, primarily due to an increase in impairment charges, as well as an increase in selling, general and administrative expenses, and the $2.4 million settlement we received during 2010 related to defective drywall. We had $6.7 million of impairment charges in 2011 in our Southern region, compared to $4.4 million in 2010. As a result of the tough market conditions, we lowered sales prices and/or offered increased sales incentives in some of our legacy and close-out communities in various markets within our Southern region. These actions resulted in lower gross margins, ultimately yielding the $2.3 million increase in impairment charges. In addition, a portion of the increase in impairment charges was due to changes in our ultimate development plans for some of our legacy raw land. Excluding these impairment charges, as well the $1.8 million settlement received related to defective drywall (net of $0.6 million of charges related to defective drywall) for the year ended December 31, 2010, our adjusted operating gross margin percentages were 15.9% and 15.6% for the years ended December 31, 2011 and 2010, respectively. During 2011, we opened 19 new communities (five of which were acquired in our acquisition of the assets of a privately-held San Antonio homebuilder) in our Southern region compared to five new communities opened during 2010. For the year ended December 31, 2011, 62% of the homes delivered in our Southern region were in new communities, compared to 25% of our homes delivered during the year ended December 31, 2010. Selling, general and administrative expenses increased $3.1 million, from $15.1 million for the year ended December 31, 2010 to $18.2 million for the year ended December 31, 2011. The increase is primarily due to $4.1 million of additional expenses during 2011 related to our entry into our two Texas markets when compared to 2010. Homes in backlog increased from 87 homes at December 31, 2010 to 164 homes at December 31, 2011, primarily due to the backlog acquired through our investment in the San Antonio market, as well as a 32% increase in new contracts from 461 in 2010 to 607 in 2011. The average sales price of homes in backlog also increased in our Southern region from $218,000 at December 31, 2010 to $241,000 at December 31, 2011, and the overall sales value of our homes in backlog in our Southern region increased to $39.5 million at December 31, 2011 compared to $19.0 million at December 31, 2010. These increases were primarily due to a change in product mix being sold in our Southern region, as well as the inclusion of the backlog acquired through our acquisition of the assets mentioned above. In our Southern region, during the year ended December 31, 2011, our monthly absorption rate was 2.2 per community, compared to 1.8 per community during the year ended December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

At December 31, 2012, we had $154.2 million of cash, cash equivalents and restricted cash, with $145.5 million of this amount comprised of unrestricted cash and cash equivalents. We believe that our balance of unrestricted cash and available borrowing options, including availability under the Company's $140 million secured revolving credit facility (the “Credit Facility”), and proceeds from home deliveries and other sources of liquidity, will be sufficient to fund currently anticipated working capital needs, investment in land and land development, construction of homes, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to issue new debt and/or equity securities as management deems necessary.

During the second quarter of 2012, we repaid the remaining $41.4 million aggregate principal balance of our 2012 Senior Notes at maturity on April 2, 2012 and also issued an additional $30 million of our 2018 Senior Notes. In September 2012, we issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes and 2.53 million common shares, for aggregate combined net proceeds of $99.6 million.

During 2012 and 2011, we made acquisitions of land assets to replenish our land inventories and to facilitate future growth in the markets in which we operate, including the acquisition of the assets of a privately-held homebuilder based in Houston, Texas in April 2012. As a result of these land purchases and land development expenditures, combined with expenditures on home construction, interest, selling expenses, and general and administrative expenses, which in aggregate have exceeded our combined revenues from home deliveries and our financial services operations, we have used cash in operations in aggregate during this two-year period.

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

At December 31, 2012 and 2011, our ratio of net debt to net capital was 39% and 42%, respectively. Our ratio of net debt to net capital is calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Operating Cash Flow Activities

During 2012, we used $47.0 million of cash in our operating activities, compared to cash used in operating activities of $34.0 million in 2011. As is typical in the homebuilding industry, our primary uses of cash in operating our business during 2012 were for land purchases, land development expenditures, home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash was revenues from home deliveries, along with revenues from our financial services operations.

The net increase of $13.0 million in cash used in operating activities during 2012 compared to 2011 was primarily due to the following: (1) a $40.9 million increase in the net change in total inventory, an $18.6 million decrease in impairment charges taken in 2012 compared to 2011, a $6.1 million decrease in the change in accounts payable and a $9.3 million decrease in the change in other assets, offset, in part, by (2) a $47.2 million shift from a net loss of $33.9 million in 2011 to net income of $13.3 million in 2012 and (3) favorable net changes in other liabilities ($6.8 million), accrued compensation ($6.5 million) and customer deposits ($4.7 million).
Due to our debt and equity offerings in 2012 and our net earnings in 2012, we had the flexibility to invest capital to grow our operations in 2012. During 2012, we spent $138.8 million on land purchases and $56.4 million on land development, for a total land spend of $195.2 million compared to $117.2 million in total land spend during 2011. In the normal course of our business, in addition to our land purchases, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have deposits and prepaid acquisition costs totaling $14.9 million as of December 31, 2012 as consideration for the right to purchase land and lots in the future, including the right to purchase $240.5 million of land and lots during the years 2013 through 2019.

Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that in 2013, we will spend approximately $250 million to $300 million on land purchases and land development. However, land transactions are subject to a number of factors, including our financial condition and market conditions. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2013 is driven primarily by our growth objectives and the ability of our divisions to contract for land in our markets on terms that meet our risk and return targets. In addition, we expect a larger portion of our land investment will continue to shift from finished lot purchases to land acquisition and development, which will result in increased inventory levels. Over the past several years, the majority of our land investments have been purchases of finished lots in most of our markets. In 2012, we began increasing the amount of our investments in undeveloped land and our land development spending as the availability of finished lots in attractive locations declined in many of our markets.
Investing Cash Flow Activities

During 2012, we generated $25.3 million of cash from investing activities, compared to using $9.3 million of cash for investing activities in 2011. This increase was primarily due to the $32.8 million reduction in restricted cash in 2012 compared to the $2.6 million increase in restricted cash in 2011. The $32.8 million reduction in restricted cash was primarily the result of the January 31, 2012 amendment to our Credit Facility (the "2012 Amendment"), which is more fully described below in “Notes Payable - Homebuilding.” As a result of the 2012 Amendment, $25 million of cash previously pledged to the lenders under the Credit Facility and included as restricted cash at December 31, 2011 was released. At December 31, 2012, restricted cash consisted of homebuilding cash the Company had pledged as collateral at December 31, 2012 in accordance with our secured Letter of Credit Facilities. See “Homebuilding Letter of Credit Facilities” below for more information regarding the Letter of Credit Facilities.

Financing Cash Flow Activities

During 2012, we generated $107.4 million of cash from our financing activities, compared to $21.9 million during 2011. The increase in cash generated was primarily the result of the net proceeds of $99.6 million received from our concurrent issuances of $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes and 2.53 million common shares in September 2012, as well as our net proceeds received from our issuance of an additional $30.0 million of our 2018 Senior Notes in May 2012 and a $15.4 million increase in borrowings in our financial services operations. These proceeds were partially offset by our repayment of the $41.4 million aggregate outstanding principal balance of our 2012 Senior Notes during the second quarter of 2012.

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

Included in the table below is a summary of our available sources of cash from financing sources as of December 31, 2012:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	12/31/2014	$—	$47,263
Notes payable – financial services (b)	3/30/2013	$67,957	$362

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

(b)
The available amount is computed in accordance with the borrowing base calculation under M/I Financial's $70 million MIF Mortgage Warehousing Agreement and M/I Financial's $15 million MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements is $85 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 30, 2013 and the MIF Mortgage Repurchase Facility has an expiration date of November 12, 2013.

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

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points. As of December 31, 2012, the Company had no outstanding borrowings and $17.3 million of issued and outstanding letters of credit under the Credit Facility.

The Company's obligations under the Credit Facility are secured by certain personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio, Indiana, Illinois and North Carolina.
Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security, plus 45% of the aggregate appraised value of mortgaged real property, plus up to $25 million of availability based on 35% of the aggregate book value of mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of December 31, 2012, there was $64.6 million of availability under the Credit Facility in accordance with the borrowing base calculation, and $17.3 million of letters of credit outstanding under the Credit Facility, leaving $47.3 million of remaining availability, and the Company had pledged $163.2 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Non-Guarantor Subsidiaries, subject to limitations on the aggregate amount invested in such Non-Guarantor Subsidiaries.
The Credit Facility is governed by a Credit Agreement dated June 9, 2010, as amended (the "Credit Agreement"), which was most recently amended on January 31, 2012. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants. The covenants, as more fully described and defined in the Credit Agreement, require, among other things, that the Company:

•
Maintain a minimum level of Consolidated Tangible Net Worth equal to or exceeding (1) $200 million plus (2) 50% of Consolidated Earnings (without deduction for losses and excluding the effect of any decreases in any Deferred Tax Valuation Allowance) earned for each completed fiscal quarter ending after March 31, 2010 to the date of determination, excluding any quarter in which the Consolidated Earnings are less than zero, plus (3) the amount of any reduction or reversal in Deferred Tax Valuation Allowance for each completed fiscal quarter ending after March 31, 2010 minus (4) the costs of the Company's repurchase of the 2012 Senior Notes up to $10 million.

•	Maintain a leverage ratio (Consolidated Indebtedness to Consolidated Tangible Net Worth) not in excess of 1.50 to 1.00.

•
Maintain one or more of the following: (1) a minimum Interest Coverage Ratio of 1.50 to 1.00; (2) a minimum Adjusted Cash Flow Ratio of 1.50 to 1.00; or (3) a combination of unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base of not less than $25 million in total. Among other things, the 2012 Amendment provided us with the ability to maintain $25 million of excess availability under the Secured Borrowing Base under this clause (3). Each of the Company's ratios were less than the required minimum Interest Coverage Ratio and the minimum Adjusted Cash Flow Ratio for the quarters ended June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012, and therefore, we were required to maintain either unrestricted cash pledged as security to the lenders or unused availability under the Secured Borrowing Base (or a combination thereof) of not less than $25 million in accordance with the terms of the Credit Agreement. The Company's Interest Coverage Ratio was greater than the required minimum ratio for the quarters ended September 30, 2012 and December 31, 2012.

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

•
Not make or commit to make any Investments except Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures up to a maximum of 30% of Consolidated Tangible Net Worth, and other Investments permitted by the Credit Agreement.

As of December 31, 2012, the Company was in compliance with all financial covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2012:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$202.4	$326.3
Leverage Ratio	≤	1.5 to 1.0	1.17 to 1.0
Interest Coverage Ratio (a)	≥	1.5 to 1.0	2.39 to 1.0
Adjusted Cash Flow Ratio (a)	≥	1.5 to 1.0	(1.00) to 1.0
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$6.7
Adjusted Land Value	≤	$359.0	$171.2
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$97.9	$20.6
Unsold Housing Units and Model Homes	≤	1,143	626

(a)
The Company is required to meet one of these two interest coverage requirements or maintain either (or a combination of) $25 million of cash pledged to the lenders or $25 million of excess availability under the Secured Borrowing Base (as defined in the Credit Agreement).

Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). The maturity dates for the Letter of Credit Facilities range from June 1, 2013 to September 30, 2013. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 101% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letters of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $8.0 million, for a combined letter of credit capacity of $18.0 million, of which $2.8 million was uncommitted at December 31, 2012 and could be withdrawn at any time. As of December 31, 2012, there was a total of $8.4 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $8.5 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial, with a maximum borrowing availability of $70.0 million and an expiration date of March 30, 2013. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (1) the floating LIBOR rate plus 225 basis points and (2) 3.50%.

M/I Financial entered into the Second Amendment (the “Second Amendment”) to the MIF Mortgage Warehousing Agreement on March 23, 2012. The Second Amendment, among other things, increased the maximum borrowing availability from $60.0 million to $70.0 million and extended the expiration date to March 30, 2013. In September 2012, we entered into the Third Amendment to the MIF Mortgage Warehousing Agreement which increased our maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines from $75.0 million to $100.0 million.

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

As of December 31, 2012, there was $61.3 million outstanding under the MIF Mortgage Warehousing Agreement and the Company was in compliance with all financial covenants. The covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial's compliance with such covenants as of December 31, 2012:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	5.2 to 1.00
Liquidity	≥	$5.0	$17.6
Adjusted Net Income	>	$0.0	$5.2
Tangible Net Worth	≥	$10.0	$14.6

MIF Mortgage Repurchase Facility. In November 2012, M/I Financial entered into the Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity.

The MIF Mortgage Repurchase Facility has an expiration date of November 12, 2013 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate of the floating LIBOR rate plus 350 or 412.5 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2012, there was $6.7 million outstanding under the MIF Mortgage Repurchase Facility. The Company was in compliance with all financial covenants as of December 31, 2012.

Convertible Senior Subordinated Notes. In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year beginning on March 15, 2013. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events (none of which has occurred as of December 31, 2012). The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and will be subordinated in right of payment to our existing and future senior indebtedness. The 2017 Convertible Senior Subordinated Notes will also be effectively subordinated to our existing and future secured indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that the Company may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes. In November 2010, the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million.

The 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture governing the 2018 Senior Notes. The 2018 Senior Notes and the related guarantees are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.

Certain covenants are set forth in the indenture governing the 2018 Senior Notes. The covenants, as more fully described and defined in the indenture, limit the ability of the Company and the restricted subsidiaries to, among other things:

•
Incur additional indebtedness unless, after giving effect of such additional indebtedness, either (1) the Consolidated Fixed Charge Coverage Ratio would be at least 2.00 to 1.00 or (2) the ratio of Consolidated Indebtedness to Consolidated Tangible Net Worth would be less than 3.00 to 1.00, provided, however, this limitation does not generally apply to certain types of indebtedness, including indebtedness under Credit Facilities (as defined in the indenture) not to exceed $350 million, purchase money indebtedness, non-recourse indebtedness, and up to $40 million of other indebtedness.

•	Make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket,” as defined in the indenture.

•
Make Investments in other entities, in the form of capital contributions or loans or purchases of securities, in an aggregate amount exceeding our “restricted payments basket,” except for certain Permitted Investments, which include, among other things, (1) Investments in Subsidiaries or Joint Ventures that are not Guarantors under the indenture, in an aggregate amount subsequent to the Issue Date not to exceed 15% of Consolidated Tangible Assets at any one time outstanding and (2) other Investments in an aggregate amount not to exceed $40 million at any one time outstanding.

•
Create or incur liens (other than Permitted Liens which include liens securing certain indebtedness in an amount not to exceed 20% of Consolidated Tangible Assets), consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of December 31, 2012, the Company was in compliance with all terms, conditions, and financial covenants under the indentures.

The “restricted payments basket,” as defined in the indenture, is equal to $40 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010 and excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. At December 31, 2012, our restricted payments basket had a positive balance of $39.4 million. As a result, we are permitted to make Investments (in addition to Permitted Investments) and/or to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance. See “- Preferred Shares” below for more information.

Weighted Average Borrowings. In 2012 and 2011, our weighted average borrowings outstanding were $291.8 million and $263.7 million, respectively, with a weighted average interest rate of 8.83% and 9.43%, respectively. The increase in borrowings was primarily the result of the increase in borrowings under the MIF Mortgage Warehousing Agreement as a result of an increase in the number of loan originations during 2012 along with the issuance of the additional $30 million aggregate principal amount of 2018 Senior Notes in the second quarter of 2012 and the issuance of the $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012.

At December 31, 2012, we had no outstanding borrowings under the Credit Facility. During 2012, the average daily amount outstanding under the Credit Facility was $1.4 million and the maximum amount outstanding under the Credit Facility was $15.0 million. We do not expect that we will incur additional borrowings under the Credit Facility during the first quarter of 2013. The actual amount borrowed will vary depending on various factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home closings, as well as other cash receipts and payments.  The company experiences significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.  The amount borrowed would also be impacted by any capital markets transactions or additional financing executed by the Company during the quarter, if any.

There were $17.3 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2012. During 2012, the average daily amount of letters of credit outstanding under the Credit Facility was $17.5 million and the maximum amount of letters of credit outstanding under the Credit Facility was $19.8 million.

At December 31, 2012, M/I Financial had $61.3 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2012, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $34.1 million and the maximum amount outstanding under the MIF Mortgage Warehousing Agreement was $61.3 million.

At December 31, 2012, M/I Financial had $6.7 million outstanding under the MIF Mortgage Repurchase Facility.  During 2012, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $0.2 million and the maximum amount outstanding was $6.7 million.

Preferred Shares. On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate, for net proceeds of $96.3 million. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company's corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company's Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA.” There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. Prior to the repayment of the remaining outstanding principal balance of our 2012 Senior Notes during the second quarter of 2012, the indenture for the 2012 Senior Notes contained a similar restriction. Additionally, the terms of our outstanding Series A Preferred Shares prevent us from paying cash dividends on our common shares unless we have paid cash dividends on our Series A Preferred Shares for the then-current quarterly dividend period. We were prohibited from paying dividends on, and repurchasing, our common shares and Series A Preferred Shares from the third quarter of 2008 until the completion of our offering of common shares in September 2012 as a result of deficits in our restricted payments baskets under the 2012 Senior Notes, the 2018 Senior Notes, or both. The restricted payments basket became positive with the completion of our offering of common shares in September 2012, and as a result of that offering and our net income in 2012, was $39.4 million at December 31, 2012. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket.

Our board of directors has determined that we will pay the quarterly dividend on our Series A Preferred Shares for the second quarter of 2013 (with such dividend being payable on June 15, 2013 to holders of record on June 1, 2013). The determination to pay dividends on our common shares or subsequent dividends on our Series A Preferred Shares and make repurchases will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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

In September 2012, we issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes and $44.6 million of common shares pursuant to the universal shelf registration statement. See “Overview of Capital Resources and Liquidity” for more information regarding these issuances. As of December 31, 2012, approximately $147.9 million remained available for future offerings under the universal shelf registration statement.

CONTRACTUAL OBLIGATIONS

Included in the table below is a summary, as of December 31, 2012, of future amounts payable under the Company's contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 years
Notes payable bank – financial services (a)	$68,092	$68,092	$—	$—	$—
Note payable - other (including interest)	12,626	6,783	1,590	4,253	—
Senior notes (including interest)	333,500	17,250	34,500	34,500	247,250
Convertible senior subordinated notes (including interest)	66,866	1,890	3,738	61,238	—
Obligation for consolidated inventory not owned (b)	19,104	18,249	702	153	—
Operating leases	8,957	2,607	3,195	2,687	468
Purchase obligations (c)	135,841	135,841	—	—	—
Land option agreements (d)	—	—	—	—	—
Unrecognized tax benefits (e)	—	—	—	—	—
Total	$644,986	$250,712	$43,725	$102,831	$247,718

(a)
Borrowings under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Agreement are at the greater of the floating LIBOR rate plus 225 basis points or 3.5%.  Borrowings outstanding at December 31, 2012 had a weighted average interest rate of 3.5%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest.

(b)
The Company is party to three land purchase agreements in which the Company has specific performance requirements. The future amounts payable related to these three land purchase agreements is the number of lots the Company is obligated to purchase at the lot price set forth in the agreement. The time period in which these payments will be made is the Company's best estimate at when these lots will be purchased.

(c)
As of December 31, 2012, the Company had obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 965 homes with an aggregate sales price of $282.5 million.  Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $135.8 million to be made in 2013 relating to those homes.

(d)
As of December 31, 2012, the Company had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $240.5 million.  Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable.  The Company has no specific performance obligations with respect to these agreements.

(e)
We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  As of December 31, 2012, we had no unrecognized tax benefits due to the lapse of the statue of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.

OFF-BALANCE SHEET ARRANGEMENTS
Reference is made to Notes 1, 7, 8, and 9 in the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in connection with the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
Our off-balance sheet arrangements relating to our homebuilding operations include Unconsolidated LLCs, land option agreements, guarantees and indemnifications associated with acquiring and developing land, and the issuance of letters of credit and completion bonds. Our use of these arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company.  Additionally, in the ordinary course of its business, our financial services operations issue guarantees and indemnities relating to the sale of loans to third parties.

Unconsolidated Limited Liability Companies.  In order to minimize our investment and risk of land exposure in a single location, we periodically partner with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture partnerships where a special purpose entity is established to own the property, we enter into limited liability company arrangements (“Unconsolidated LLCs”) with the other partners to develop the land. The Company's interest in these entities as of December 31, 2012 ranged from 33% to 50%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. The Company is required to evaluate these Unconsolidated LLCs to determine whether they meet the criteria of a variable interest entity (“VIE”). These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity. If it is determined that we are the primary beneficiary, we must first determine if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to benefit from or absorb a potentially significant amount of the VIE's expected gains or losses, respectively.

As of December 31, 2012, we have determined that one of the Unconsolidated LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. All of our other entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors. However, we have determined that we do not have substantive control over any of these entities, including our VIE; therefore, they are recorded using the equity method of accounting and do not require consolidation into our financial statements. We believe that the Company's maximum exposure related to its investment in these entities as of December 31, 2012 is the amount invested of $14.2 million (which includes a $2.5 million note due to the Company from one of the Unconsolidated LLCs), though we expect to invest further amounts in these LLCs as development of the properties progresses. Further details relating to our Unconsolidated LLCs are included in Note 7 to our Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company typically provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement may meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.

At December 31, 2012 and 2011, “Consolidated Inventory Not Owned” included $19.1 million and $6.6 million, respectively, under options contracts that were deemed to be VIEs and where we were considered the primary beneficiary of the VIE. Of this balance, $2.6 million and $2.0 million, respectively, related to specific performance obligations. At December 31, 2012 and 2011, the corresponding liability of $19.1 million and $2.9 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of December 31, 2012 related to our land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $14.9 million, including cash deposits of $8.7 million, prepaid acquisition costs of $2.1 million and letters of credit of $4.1 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2012, the Company had outstanding $61.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through February 2018.  Included in this total are: (1) $32.6 million of performance bonds and $16.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.5 million of financial letters of credit; and (3) $3.5 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  The risks associated with these guarantees are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 8 of our Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

INTEREST RATES AND INFLATION

Our business is significantly affected by general economic conditions within the United States and, particularly, by the impact of interest rates and inflation. Inflation can have a long-term impact on us because increasing costs of land, materials and labor can result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Higher interest rates also may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them.  The impact of increased rates can be offset, in part, by offering variable rate loans with lower interest rates.  In conjunction with our mortgage financing services, hedging methods are used to reduce our exposure to interest rate fluctuations between the commitment date of the loan and the time the loan closes. Rising interest rates, as well as increased materials and labor costs, may reduce gross margins. An increase in material and labor costs is particularly a problem during a period of declining home prices. Conversely, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

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

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
(Dollars in thousands)
Revenue	$250,911	$208,875	$170,994	$131,125
Unit data:
New contracts	673	757	826	764
Homes delivered	887	746	625	507
Backlog at end of period	965	1,179	1,168	933

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
(Dollars in thousands)
Revenue	$176,786	$141,624	$137,444	$110,570
Unit data:
New contracts	505	587	635	654
Homes delivered	667	582	590	439
Backlog at end of period	676	838	833	747

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $225 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at December 31, 2012 and 2011:

	December 31,
Description of financial instrument (in thousands)	2012	2011
Best-effort contracts and related committed IRLCs	$1,184	$1,088
Uncommitted IRLCs	25,854	25,912
FMBSs related to uncommitted IRLCs	26,000	26,000
Best-effort contracts and related mortgage loans held for sale	25,441	14,058
FMBSs related to mortgage loans held for sale	44,000	42,000
Mortgage loans held for sale covered by FMBSs	44,524	42,227

The table below shows the measurement of assets and liabilities at December 31, 2012 and 2011:

	December 31,
Description of Financial Instrument (in thousands)	2012	2011
Mortgage loans held for sale	$71,121	$57,275
Forward sales of mortgage-backed securities	253	(470)
Interest rate lock commitments	1	356
Best-efforts contracts	(3)	(129)
Total	$71,372	$57,032

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
Description (in thousands)	2012	2011	2010
Mortgage loans held for sale	$(1,494)	$3,065	$(1,220)
Forward sales of mortgage-backed securities	723	(591)	(712)
Interest rate lock commitments	(357)	366	102
Best-efforts contracts	128	(436)	32
Total (loss) gain recognized	$(1,000)	$2,404	$(1,798)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2012:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	12/31/2012
ASSETS:
Mortgage loans held for sale:
Fixed rate	$74,360	—	—	—	—	—	$74,360	$70,937
Weighted average interest rate	3.33%	—	—	—	—	—	3.33%
Variable rate	$192	—	—	—	—	—	$192	$184
Weighted average interest rate	2.56%	—	—	—	—	—	2.56%

LIABILITIES:
Long-term debt — fixed rate	—	—	—	—	$57,500	$230,000	$287,500	$324,875
Weighted average interest rate	—	—	—	—	3.25%	8.63%	7.40%
Short-term debt — variable rate	$67,957	—	—	—	—	—	$67,957	$67,957
Weighted average interest rate	3.50%	—	—	—	—	—	3.50%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 25, 2013

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except per share amounts)	2012	2011	2010

Revenue	$761,905	$566,424	$616,377
Costs, expenses and other loss:
Land and housing	610,540	467,130	511,408
Impairment of inventory and investment in Unconsolidated LLCs	3,502	21,993	12,538
General and administrative	62,627	52,664	53,958
Selling	56,406	43,534	48,084
Interest	16,071	15,005	9,415
Other loss	—	—	8,378
Total costs and expenses	749,146	600,326	643,781

Income (loss) before income taxes	12,759	(33,902)	(27,404)

Benefit for income taxes	(588)	(25)	(1,135)

Net income (loss)	$13,347	$(33,877)	$(26,269)

Earnings (loss) per common share:
Basic	$0.68	$(1.81)	$(1.42)
Diluted	$0.67	$(1.81)	$(1.42)

Weighted average shares outstanding:
Basic	19,651	18,698	18,523
Diluted	19,891	18,698	18,523

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2012	2011

ASSETS:
Cash and cash equivalents	$145,498	$59,793
Restricted cash	8,680	41,334
Mortgage loans held for sale	71,121	57,275
Inventory	556,817	466,772
Property and equipment - net	10,439	14,358
Investment in Unconsolidated LLCs	11,732	10,357
Other assets	27,013	14,596
TOTAL ASSETS	$831,300	$664,485

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$47,690	$41,256
Customer deposits	10,239	4,181
Other liabilities	49,972	39,348
Community development district ("CDD") obligations	4,634	5,983
Obligation for consolidated inventory not owned	19,105	2,944
Notes payable bank - financial services operations	67,957	52,606
Notes payable - other	11,105	5,801
Convertible senior subordinated notes	57,500	—
Senior notes	227,670	239,016
TOTAL LIABILITIES	495,872	391,135

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; issued 4,000 shares	96,325	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 24,631,723 and 22,101,723 shares at December 31, 2012 and 2011, respectively	246	221
Additional paid-in capital	180,289	139,943
Retained earnings	117,048	103,701
Treasury shares - at cost - 2,944,470 and 3,365,366 shares at December 31, 2012 and 2011, respectively	(58,480)	(66,840)
TOTAL SHAREHOLDERS' EQUITY	335,428	273,350
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$831,300	$664,485

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2009	4,000	$96,325	18,520,736	$221	$137,492	$163,847	$(71,122)	$326,763
Net loss	—	—	—	—	—	(26,269)	—	(26,269)
Excess tax benefit from stock-based payment arrangements	—	—	—	—	(13)	—	—	(13)
Stock options exercised	—	—	1,600	—	(19)	—	31	12
Stock-based compensation expense	—	—	—	—	2,811	—	—	2,811
Deferral of executive and director compensation	—	—	—	—	187	—	—	187
Executive and director deferred compensation distributions	—	—	1,999	—	(40)	—	40	—
Balance at December 31, 2010	4,000	$96,325	18,524,335	$221	$140,418	$137,578	$(71,051)	$303,491
Net loss	—	—	—	—	—	(33,877)	—	(33,877)
Excess tax deficiency from stock-based payment arrangements	—	—	—	—	233	—	—	233
Stock options exercised	—	—	190,090	—	(2,275)	—	3,775	1,500
Stock-based compensation expense	—	—	—	—	1,866	—	—	1,866
Deferral of executive and director compensation	—	—	—	—	137	—	—	137
Executive and director deferred compensation distributions	—	—	21,932	—	(436)	—	436	—
Balance at December 31, 2011	4,000	$96,325	18,736,357	$221	$139,943	$103,701	$(66,840)	$273,350
Net income	—	—	—	—	—	13,347	—	13,347
Common share issuance	—	—	2,530,000	25	42,060	—	—	42,085
Stock options exercised	—	—	378,674	—	(2,759)	—	7,521	4,762
Stock-based compensation expense	—	—	—	—	1,734	—	—	1,734
Deferral of executive and director compensation	—	—	—	—	150	—	—	150
Executive and director deferred compensation distributions	—	—	42,222	—	(839)	—	839	—
Balance at December 31, 2012	4,000	$96,325	21,687,253	$246	$180,289	$117,048	$(58,480)	$335,428

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$13,347	$(33,877)	$(26,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	3,368	21,938	13,158
Impairment of investment in Unconsolidated LLCs	390	1,029	—
Bargain purchase gain	(1,219)	—	—
Mortgage loan originations	(520,708)	(376,132)	(416,498)
Proceeds from the sale of mortgage loans	505,368	365,234	406,944
Fair value adjustment of mortgage loans held for sale	1,494	(3,065)	1,220
Fair value adjustment of mortgage servicing rights	(795)	—	—
Depreciation	7,158	5,114	5,194
Amortization of intangibles, debt discount and debt issue costs	2,584	2,460	2,562
Loss on early extinguishment of debt, including transaction costs	—	—	8,378
Stock-based compensation expense	1,734	1,866	2,811
Deferred income tax benefit (expense)	5,076	(12,950)	(10,797)
Deferred tax asset valuation (benefit) expense	(5,076)	12,950	10,797
Other	79	(233)	61
Change in assets and liabilities:
Cash held in escrow	(125)	3,155	(36)
Inventory	(73,874)	(33,014)	(44,996)
Other assets	(7,744)	1,524	34,351
Accounts payable	5,358	11,503	(9,232)
Customer deposits	5,867	1,118	(814)
Accrued compensation	6,421	(123)	(471)
Other liabilities	4,302	(2,458)	(13,665)
Net cash used in operating activities	(46,995)	(33,961)	(37,302)

INVESTING ACTIVITIES:
Change in restricted cash	32,779	(2,566)	(19,585)
Purchase of property and equipment	(933)	(1,352)	(1,560)
Acquisition, net of cash acquired	(4,707)	(4,654)	—
Investment in Unconsolidated LLCs	(1,817)	(752)	(1,229)
Return of investment from Unconsolidated LLCs	—	—	13
Net cash provided by (used in) investing activities	25,322	(9,324)	(22,361)

FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	(41,443)	—	(166,088)
Net proceeds from issuance of senior notes	29,700	—	197,174
Proceeds from issuance of convertible senior subordinated notes	57,500	—	—
Proceeds (repayments) from bank borrowings - net	15,351	20,409	8,055
Proceeds from note payable-other and CDD bond obligations	5,304	(52)	(325)
Net proceeds from issuance of common shares	42,085	—	—
Debt issue costs	(5,881)	(220)	(7,874)
Proceeds from exercise of stock options	4,762	1,500	12
Excess tax deficiency from stock-based payment arrangements	—	233	(13)
Net cash provided by financing activities	107,378	21,870	30,941
Net increase (decrease) in cash and cash equivalents	85,705	(21,415)	(28,722)
Cash and cash equivalents balance at beginning of period	59,793	81,208	109,930
Cash and cash equivalents balance at end of period	$145,498	$59,793	$81,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$13,083	$12,756	$6,774
Income taxes	$281	$(372)	$302

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,349)	$(1,129)	$(1,074)
Consolidated inventory not owned	$16,161	$2,476	$(148)
Contingent consideration related to acquisition	$—	$329	$—

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

The Company conducts mortgage financing activities through its 100%-owned subsidiary, M/I Financial Corp. (“M/I Financial”), which originates mortgage loans primarily for purchasers of the Company’s homes.  The loans and the servicing rights are generally sold to outside mortgage lenders.  The Company and M/I Financial also operate 100%- and majority-owned subsidiaries that provide title services to purchasers of the Company’s homes.  Our mortgage banking and title service activities have similar economic characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment.

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of M/I Homes, Inc. and those of our consolidated subsidiaries, partnerships and other entities in which we have a controlling financial interest, and of variable interest entities in which we are deemed the primary beneficiary (collectively, “us”, “we”, “our” and the “Company”). Intercompany balances and transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  Liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents. Amounts in transit from title companies for homes delivered of approximately $6.7 million and $8.8 million are included in cash and cash equivalents at December 31, 2012 and 2011, respectively. M/I Financial held $19.1 million and $16.3 million of the Company's cash and cash equivalents at December 31, 2012 and 2011.

Restricted Cash. At December 31, 2012 and 2011, restricted cash consists primarily of amounts held in restricted accounts as collateral for our letter of credit arrangements of $8.7 million and $41.3 million respectively. The aggregate capacity of these secured letters of credit is approximately $18.0 million. In addition, at December 31, 2011, restricted cash included $25.0 million held in restricted accounts pledged to our lenders under our $140 million secured revolving credit facility (the “Credit Facility”). The Company was released from this collateral requirement in the first quarter of 2012. Our restricted cash accounts are invested in money market accounts.

Mortgage Loans Held for Sale.  Mortgage loans held for sale consists primarily of single-family residential loans collateralized by the underlying property.  Generally, all of the mortgage loans and related servicing rights are sold to third-party investors shortly after origination.  Refer to the Revenue Recognition policy described below for additional discussion.

Inventory.  Inventory is recorded at cost, unless events and circumstances indicate that the carrying value of the land is impaired, at which point the inventory is written down to fair value as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment.  Inventory includes the costs of land acquisition, land development and home construction, capitalized interest, real estate taxes, direct overhead costs incurred during development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and common costs (both incurred and estimated to be incurred) are typically allocated to individual lots based on total number of lots expected to be closed in each community or phase or based on relative sales value of each lot. Any changes to the estimated total development costs of a community or phase are allocated proportionately to homes remaining in the community or phase and homes previously closed. The cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a specific identification basis. Costs of home closings include the specific construction cost of the home and the allocated lot costs. Such costs are charged to cost of sales simultaneously with revenue recognition, as discussed above. When a home is closed, we typically have not yet paid all incurred costs necessary to complete the home. As homes close, we compare the home construction budget to actual recorded costs to date to estimate the additional costs to be incurred from our subcontractors related to the home. We record a liability and a corresponding charge to cost of sales for the amount we estimate will ultimately be paid related to that home. We monitor the accuracy of such estimates by comparing actual costs incurred in subsequent months to the estimate, although actual costs to complete a home in the future could differ from our estimates.

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. In conducting our quarterly review for indicators of impairment on a community level, we evaluate, among other things, margins on sales contracts in backlog, the margins on homes that have been delivered, expected changes in margins with regard to future home sales over the life of the community, expected changes in margins with regard to future land sales, the value of the land itself as well as any results from third party appraisals. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace, and communities whose average sales price and/or margins are trending downward and are anticipated to continue to trend downward. We also evaluate communities where management intends to lower the sales price or offer incentives in order to improve absorptions even if the community's historical results do not indicate a potential for impairment. From the review of all of these factors, we identify communities whose carrying values may exceed their estimated undiscounted future cash flows and run a test for recoverability. For those communities whose carrying values exceed the estimated undiscounted future cash flows and which are deemed to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the communities exceeds the estimated fair value. Due to the fact that the Company's cash flow models and estimates of fair values are based upon management estimates and assumptions, unexpected changes in market conditions and/or changes in management's intentions with respect to the inventory may lead the Company to incur additional impairment charges in the future.

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

As of December 31, 2012, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2012, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, which include the impact of short sales, if any, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales prices realized in its most recent quarters and the sales prices in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models, assuming no increase in weighted average sales price in 2013 and a 2% increase in 2014 and beyond.

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors, adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates. The Company anticipates no increase in assumed weighted average costs in 2013 and a 2% increase in 2014 and beyond.

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

Our quarterly assessments reflect management's best estimates. Due to the inherent uncertainties in management's estimates and uncertainties related to our operations and our industry as a whole, we are unable to determine at this time if and to what extent continuing future impairments will occur. Additionally, due to the volume of possible outcomes that can be generated from changes in the various model inputs for each community, we do not believe it is possible to create a sensitivity analysis that can provide meaningful information for the users of our financial statements. Further details relating to our assessment of inventory for recoverability are included in Note 3 to our Consolidated Financial Statements.

Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Capitalized interest, beginning of period	$18,869	$20,075	$23,670
Interest capitalized to inventory	9,975	9,743	9,744
Capitalized interest charged to cost of sales	(13,468)	(10,949)	(13,339)
Capitalized interest, end of year	$15,376	$18,869	$20,075

Interest incurred	$26,046	$24,748	$19,159

Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company arrangements (“LLCs”) with the other partners to develop the land. The Company's ownership in these entities as of December 31, 2012 ranged from 33% to 50%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. With respect to our investments in these entities, we are required, under ASC 810-10, Consolidation (“ASC 810-10”) to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine if the LLC is a Variable Interest Entity (“VIE”) and if we are the primary beneficiary of the entity. Factors considered are whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE.

As of December 31, 2012, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. All of our other entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors. However, we have determined that we do not have substantive control over any of these entities, including our VIE. As a result, none of these entities are required to be consolidated into our financial statements and the entities are instead recorded in Investment in Unconsolidated Limited Liability Companies on our Consolidated Balance Sheets.
We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 810-10 to determine whether we are the primary beneficiary of the VIE, if applicable, using an analysis similar to that described above. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as “Consolidated Inventory not Owned” in our Consolidated Balance Sheets.

Investment in Unconsolidated Limited Liability Companies. We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities' earnings or loss, if any, is included in our statement of operations. We evaluate our investments in unconsolidated entities for impairment at least quarterly as described below.

If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of December 31, 2012, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. We believe that the Company's maximum exposure related to its investment in these entities as of December 31, 2012 is the amount invested of $11.7 million (in addition to a $2.5 million note due to the Company from one of the Unconsolidated LLCs), though we expect to invest further amounts in these LLCs as development of the properties progresses. Further details relating to our Unconsolidated LLCs are included in Note 7 to our Consolidated Financial Statements.

Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period; however, due to the passage of time, change in market conditions, and/or changes in management's intentions with respect to the inventory, a change in assumptions could result and impairment could occur.

Consolidated Inventory Not Owned and Related Obligation. At December 31, 2012 and 2011, “Consolidated Inventory Not Owned” included $19.1 million and $6.6 million, respectively, under options contracts that were deemed to be VIEs and where we were considered the primary beneficiary of the VIE. Of this balance, $2.6 million and $2.0 million, respectively, related to specific performance obligations. At December 31, 2012 and 2011, the corresponding liability of $19.1 million and $2.9 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets.

Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
	2012	2011
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	22,419	26,637
Transportation and construction equipment	169	268
Property and equipment	34,411	38,728
Accumulated depreciation	(23,972)	(24,370)
Property and equipment, net	$10,439	$14,358

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-7 years

Depreciation expense was $4.8 million, $3.5 million and $4.0 million in 2012, 2011 and 2010, respectively.

Notes Receivable. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers, other real estate investors or, in some cases, affiliated unconsolidated LLCs. We consider the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, we assess the need for an allowance on an individual basis. Factors considered as part of this assessment include the counterparty's payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty's financial condition and plans, and the current and expected economic environment. Such receivables are reported net of allowance for credit losses within other assets. Such receivables are generally reported in Other Assets in our Consolidated Balance Sheets. At December 31, 2012 and 2011, Other Assets included notes receivable totaling $8.8 million and $0.9 million, respectively, with interest rates ranging from 0% to 12% and maturities from 2013 to 2030. With respect to the balance at December 31, 2012, $2.5 million was from an affiliated Unconsolidated LLCs.

Deferred Costs. At December 31, 2012 and 2011, unamortized debt issue costs of $9.1 million and $5.4 million, respectively, are included in Other Assets on the Consolidated Balance Sheets. The costs are primarily amortized to interest expense using the straight line method which approximates the effective interest method.

Other Assets.  In addition to notes receivable and deferred costs described above, other assets include assets related to mortgage servicing rights, deposits, pre-acquisition costs for land and prepaid expenses for our insurance programs and other business related items.

Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs described above under the Company's warranty programs. Reserves are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty (“HBLW”); and

•	30-year transferable structural warranty

The warranty reserves for the HBLW are established as a percentage of average sales price and adjusted based on historical payment patterns determined, generally, by geographic area and recent trends. Factors that are given consideration in determining the HBLW reserves include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; and (6) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects. Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty reserve balance at the end of each quarter. Actual future warranty costs could differ from our current estimated amount.

Our warranty reserves for our transferable structural warranty programs are established on a per-unit basis. While the structural warranty reserve is recorded as each house closes, the sufficiency of the structural warranty per unit charge and total reserve is re-evaluated on an annual basis, with the assistance of an actuary, using our own historical data and trends, industry-wide historical data and trends, and other project specific factors. The reserves are also evaluated quarterly and adjusted if we encounter activity that is inconsistent with the historical experience used in the annual analysis. These reserves are subject to variability due to uncertainties regarding structural defect claims for products we build, the markets in which we build, claim settlement history, insurance and legal interpretations, among other factors.

While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2012 and 2011, warranty reserves of $10.4 million and $9.0 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.

Self-insurance reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2012, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The reserves related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million completed operations/construction defect deductible per occurrence by division and a $15.0 million deductible in the aggregate, with a $250,000 deductible for all other types of claims. The Company records a general liability reserve for claims falling below the Company's deductible. The general liability reserve estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. At December 31, 2012 and 2011, self-insurance reserves of $1.2 million and $1.0 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. The Company recorded expenses totaling $4.0 million, $3.1 million and $2.0 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2012, 2011 and 2010.  For the year ended December 31, 2010, this included $0.6 million of charges related to defective imported drywall, as well as the $2.4 million settlement received in the third quarter of 2010 related to defective imported drywall.

Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts. At both December 31, 2012 and 2011, guarantees and indemnifications of $3.4 million are included in Other Liabilities on the Consolidated Balance Sheets.

Other Liabilities.  In addition to warranty, self-insurance reserves, and reserves for guarantees and indemnities, other liabilities includes taxes payable, accrued compensation, and various other land related and miscellaneous accrued expenses.

Derivative Financial Instruments. To meet financing needs of our home-buying customers, M/I Financial is party to interest rate lock commitments (“IRLCs”), which are extended to customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. These IRLCs are considered derivative financial instruments. M/I Financial manages interest rate risk related to its IRLCs and mortgage loans held for sale through the use of forward sales of mortgage-backed securities (“FMBSs”), the use of best-efforts whole loan delivery commitments, and the occasional purchase of options on FMBSs in accordance with Company policy. These FMBSs, options on FMBSs, and IRLCs covered by FMBSs are considered non-designated derivatives. These amounts are either recorded in Other Assets or Other Liabilities on the Consolidated Balance Sheets (depending on the respective balance for that year ended December 31). Please see Note 3 to our Consolidated Financial Statements for more information. In determining the fair value of IRLCs, M/I

Financial considers the value of the resulting loan if sold in the secondary market. The fair value includes the price that the loan is expected to be sold for along with the value of servicing release premiums. Subsequent to inception, M/I Financial estimates an updated fair value, which is compared to the initial fair value. In addition, M/I Financial uses fallout estimates, which fluctuate based on the rate of the IRLC in relation to current rates. Gains or losses are recorded in financial services revenue. Certain IRLCs and mortgage loans held for sale are committed to third party investors through the use of best-efforts whole loan delivery commitments. The IRLCs and related best-efforts whole loan delivery commitments, which generally are highly effective from an economic standpoint, are considered non-designated derivatives and are accounted for at fair value, with gains or losses recorded in financial services revenue. Under the terms of these best-efforts whole loan delivery commitments covering mortgage loans held for sale, the specific committed mortgage loans held for sale are identified and matched to specific delivery commitments on a loan-by-loan basis. The delivery commitments and loans held for sale are recorded at fair value, with changes in fair value recorded in financial services revenue.

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

Revenue Recognition.  Revenue from the sale of a home is recognized when the closing has occurred, title has passed, the risks and rewards of ownership are transferred to the buyer, and an adequate initial and continuing investment by the homebuyer is received, or when the loan has been sold to a third-party investor. Revenue for homes that close to the buyer having a deposit of 5% or greater, home closings financed by third parties, and all home closings insured under Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”) and other government-insured programs are recorded in the financial statements on the date of closing.

Revenue related to all other home closings initially funded by our 100%-owned subsidiary, M/I Financial Corp. (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.

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

We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and/or related servicing rights are sold to third party investors. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination. M/I Financial began retaining a small portion of mortgage loan servicing rights during 2012. As of December 31, 2012, we retained mortgage servicing rights of 369 loans for a total value of $0.8 million. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.

Advertising and Research and Development.  The Company expenses advertising, and research and development costs as incurred.  The Company expensed $5.4 million, $4.9 million and $6.1 million in 2012, 2011 and 2010, respectively, for advertising expenses.  The Company expensed $2.4 million, $2.5 million and $2.4 million in 2012, 2011 and 2010, respectively, for research and development expenses.
Income Taxes. We account for income taxes using the asset and liability method, which requires that deferred tax assets and liabilities be recognized based on future tax consequences of both temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, whether we are in a cumulative loss position, projected future taxable income, tax planning strategies and recent financial operations. We evaluate our cumulative loss position over a four-year period, based on the current and prior three years. If we determine that we will not be able to realize our deferred income tax assets in the future, we make an adjustment to the valuation allowance, which increases the provision for income taxes.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets for 2011 and 2010. We did not incur interest any penalties in 2012 as our provision for unrecognized tax benefits was reversed in the first quarter of 2012 as either the statute of limitations lapsed or audits were completed and the reserve was no longer necessary.

Earnings Per Share.  Basic earnings per share is calculated by dividing income attributable to common shareholders by the weighted average number of common shares outstanding during each year. For purposes of determining diluted earnings per share, basic earnings per share is further adjusted to include the effect of potential dilutive common shares outstanding, including deferred compensation awards and outstanding options to purchase common shares using the treasury stock method as well as our 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) using the if-converted method. Please see Note 15 to our Consolidated Financial Statements for more information regarding our earnings per share calculation.

Profit Sharing.  The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s board of directors and resulted in a $0.6 million expense for the year ended December 31, 2012 and $0.4 million for the years ended December 31, 2011 and 2010.

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

Reclassifications.  Certain amounts in the 2010 Consolidated Statements of Cash Flows have been reclassified to conform to the 2011 and 2012 presentation. Certain amounts in our 2011 Summarized Unaudited Condensed Combined Balance Sheet for our Unconsolidated LLCs in Note 7 of our Consolidated Financial Statements were adjusted to conform to our 2012 presentation. The Company believes these reclassifications are immaterial to the Consolidated Financial Statements.

Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement may meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  Other than as described above in “Consolidated Inventory Not Owned,” the Company currently believes that its maximum exposure as of December 31, 2012 related to our land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $14.9 million, including cash deposits of $8.7 million, prepaid acquisition costs of $2.1 million and letters of credit of $4.1 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2012, the Company had outstanding $61.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through February 2018.  Included in this total are: (1) $32.6 million of performance and maintenance bonds and $16.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.5 million of financial letters of credit; and (3) $3.5 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

Impact of New Accounting Standards.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04: Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 provides clarity to the fair value definition in order to achieve greater consistency in fair value measurements and disclosures between United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-04 requires additional disclosures regarding transfers of assets between Level 1 and 2 of the fair value hierarchy and expands the fair value disclosure requirements particularly for Level 3 measurements. The Company adopted this standard on January 1, 2012 and the adoption did not have a material impact on the Company's financial condition, results of operations or liquidity.

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in ASU 2011-11 will enhance disclosures required by U.S. GAAP by requiring additional information about financial and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. We are required to provide the required disclosures retrospectively for all comparative periods presented. The Company adopted this standard on January 1, 2013, and the adoption did not have a material impact on the Company's Consolidated Financial Statements.

Note 2. Stock-Based Compensation

Stock Incentive Plan

Under the M/I Homes, Inc. 2009 Long-Term Incentive Plan (the “2009 LTIP”), the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards – awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants.

The 2009 LTIP replaced the M/I Homes, Inc. 1993 Stock Incentive Plan as Amended (the “1993 Plan”), which expired by its terms April 22, 2009. Awards outstanding under the 1993 Plan remain in effect in accordance with their respective terms.

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

Following is a summary of stock option activity for the year ended December 31, 2012, relating to the stock options awarded under the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2011	1,976,224	$23.76	5.99	$493
Granted	310,500	12.23
Exercised	(378,674)	12.58
Forfeited	(123,841)	23.24
Options outstanding at December 31, 2012	1,784,209	$24.17	5.59	$14,495
Options vested or expected to vest at December 31, 2012	1,761,563	$24.33	5.56	$14,169
Options exercisable at December 31, 2012	1,236,789	$29.27	4.43	$5,450

(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $1.1 million and less than $0.1 million, respectively.

The fair value of our five-year service stock options granted during the years ended December 31, 2012, 2011 and 2010 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.82%	2.39%	2.29%
Expected volatility	53.08%	48.00%	45.70%
Expected term (in years)	5.5	5.5	5.5
Weighted average grant date fair value of options granted during the period	$5.85	$6.58	$5.84

The fair value of our two-year bonus stock options granted during the year ended December 31, 2010 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

Year Ended December 31,
2010
Risk-free interest rate	2.29%
Expected volatility	45.70%
Expected term (in years)	4.5
Weighted average grant date fair value of options granted during the period	$5.31

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

Total compensation expense that has been charged against income relating to the 2009 LTIP and the 1993 Plan was $1.7 million, $1.9 million, and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, there was a total of $3.4 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.1 years for the service awards.  There were no excess tax benefits from stock-based payment arrangements for the year ended December 31, 2012, and $0.2 million and less than $0.1 million of excess tax deficiency from stock-based payment arrangements for the years ended December 31, 2011 and 2010, respectively.

On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2012, there were 16,110 units outstanding under the Director Equity Plan with a value of $0.5 million.

In May 2012 the Company awarded 7,000 stock units under the 2009 LTIP.  One stock unit is the equivalent of one common share.  Stock units and the related dividends will be converted to common shares upon termination of service as a director.  These stock units vest immediately; therefore, compensation expense relating to the stock units issued in May 2012 was recognized entirely on the grant date.  The amount of expense per stock unit was equal to the $13.69 closing price of the Company’s common shares on the date of grant, resulting in expense totaling less than $0.1 million for the year ended December 31, 2012. In 2011, the Company awarded 6,000 stock units under the 2009 LTIP, resulting in expense totaling less than $0.1 million for the year ended December 31, 2011. In 2010, the Company awarded 6,000 stock units under the 2009 LTIP, resulting in expense totaling less than $0.1 million for the year ended December 31, 2010.

Deferred Compensation Plans

As of December 31, 2012, the Company also has the Executives' Plan and the Director Plan (together the “Plans”), which provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares.  Compensation expense deferred into the Plans totaled $0.1 million for the years ended December 31, 2012 and 2011 and $0.2 million for the year ended December 31, 2010.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.6 million, $0.3 million and $0.1 million, respectively, during the years ended December 31, 2012, 2011 and 2010.  As of December 31, 2012, there were a total of 86,313 equity units with a value of $1.7 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2012, based on the closing price of the underlying common shares, was approximately $2.3 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $0.9 million as of December 31, 2012.  Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.

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

The table below shows the notional amounts of our financial instruments at December 31, 2012 and 2011:

	December 31,
Description of financial instrument (in thousands)	2012	2011
Best efforts contracts and related committed IRLCs	$1,184	$1,088
Uncommitted IRLCs	25,854	25,912
FMBSs related to uncommitted IRLCs	26,000	26,000
Best efforts contracts and related mortgage loans held for sale	25,441	14,058
FMBSs related to mortgage loans held for sale	44,000	42,000
Mortgage loans held for sale covered by FMBSs	44,524	42,227

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2012 and 2011:

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$71,121	$—	$71,121	$—
Forward sales of mortgage-backed securities	253	—	253	—
Interest rate lock commitments	1	—	1	—
Best-efforts contracts	(3)	—	(3)	—
Total	$71,372	$—	$71,372	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$57,275	$—	$57,275	$—
Forward sales of mortgage-backed securities	(470)	—	(470)	—
Interest rate lock commitments	356	—	356	—
Best-efforts contracts	(129)	—	(129)	—
Total	$57,032	$—	$57,032	$—

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis:

	Year Ended December 31,
Description (in thousands)	2012	2011	2010
Mortgage loans held for sale	$(1,494)	$3,065	$(1,220)
Forward sales of mortgage-backed securities	723	(591)	(712)
Interest rate lock commitments	(357)	366	102
Best-efforts contracts	128	(436)	32
Total (loss) gain recognized	$(1,000)	$2,404	$(1,798)

The following tables set forth the fair value of the Company's derivative instruments and their location within the Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$253	Other liabilities	$—
Interest rate lock commitments	Other assets	1	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	3
Total fair value measurements		$254		$3

	Asset Derivatives		Liability Derivatives
	December 31, 2011		December 31, 2011
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$470
Interest rate lock commitments	Other assets	356	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	129
Total fair value measurements		$356		$599

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation on the Company's policy regarding our assessment of recoverability for assets measured on a non-recurring basis, please see Note 1 to our Consolidated Financial Statements. The tables below show the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2012 and 2011:

Description of asset (In thousands)	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$5,608	$—	$—	$5,608	$3,112
Investments in Unconsolidated LLCs	1,050	—	—	1,050	390

Total fair value measurements	$6,658	$—	$—	$6,658	$3,502

Description of asset (In thousands)	Fair Value Measurements December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Inventory	$43,659	$—	$—	$43,659	$20,964
Investments in Unconsolidated LLCs	970	—	—	970	1,029

Total fair value measurements	$44,629	$—	$—	$44,629	$21,993

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2012 and 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	December 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$154,178	$154,178	$101,127	$101,127
Mortgage loans held for sale	71,121	71,121	57,275	57,275
Split dollar life insurance policies	710	678	719	655
Notes receivable	8,787	7,460	851	753
Commitments to extend real estate loans	1	1	356	356
Forward sales of mortgage-backed securities	253	253	—	—
Liabilities:
Notes payable - banks	67,957	67,957	52,606	52,606
Notes payable - other	11,105	11,148	5,521	6,076
Convertible senior subordinated notes	57,500	74,175	—	—
Senior notes	227,670	250,700	239,016	218,925
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	3	3	470	470
Forward sales of mortgage-backed securities	—	—	129	129
Off-Balance Sheet Financial Instruments:
Letters of credit	—	493	—	792

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2012 and 2011:

Cash, Restricted Cash and Other Liabilities. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at December 31, 2012 and 2011. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Note Payable - Banks. The interest rate available to the Company fluctuates with the Alternate Base Rate or the Eurodollar Rate (for our Credit Facility) or LIBOR (for M/I Financial Corp.'s $70 million secured mortgage warehousing agreement dated April 18, 2011, as amended on November 29, 2011, March 23, 2012 and September 26, 2012 (the “MIF Mortgage Warehousing Agreement”) and for M/I Financial's mortgage repurchase agreement dated November 13, 2012 (the “MIF Mortgage Repurchase Facility”)), and thus their carrying value is a reasonable estimate of fair value.

Mortgage Notes Payable. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $25.7 million and $35.8 million represent potential commitments at December 31, 2012 and 2011, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 4. Inventory

A summary of the Company's inventory as of December 31, 2012 and 2011 is as follows:

	December 31,
(In thousands)	2012	2011
Single-family lots, land and land development costs	$257,397	$242,372
Land held for sale	8,442	—
Homes under construction	221,432	181,483
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2012 - $4,883; December 31, 2011 - $4,340)	37,080	27,662
Community development district infrastructure	4,634	5,983
Land purchase deposits	8,727	2,676
Consolidated inventory not owned	19,105	6,596
Total inventory	$556,817	$466,772

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of December 31, 2012 and 2011, we had 649 homes (with a carrying value of $89.8 million) and 573 homes (with a carrying value of $85.5 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability on a quarterly basis. Refer to Notes 1 and 3 of our Consolidated Financial Statements for additional details relating to our procedures for evaluating our inventories for impairment.

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

A summary of the Company’s valuation adjustments and write-offs for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Impairment of operating communities:
Midwest	$285	$5,493	$828
Southern	—	2,608	621
Mid-Atlantic	—	1,833	3,121
Total impairment of operating communities (a)	$285	$9,934	$4,570
Impairment of future communities:
Midwest	$2,732	$6,985	$2,837
Southern	—	3,455	3,134
Mid-Atlantic	—	—	1,290
Total impairment of future communities (a)	$2,732	$10,440	$7,261
Impairment of land held for sale:
Midwest	$95	$—	$—
Southern	—	590	587
Mid-Atlantic	—	—	88
Total impairment of land held for sale (a)	$95	$590	$675
Option deposits and pre-acquisition costs write-offs:
Midwest	$36	$441	$198
Southern	110	89	160
Mid-Atlantic	110	444	262
Total option deposits and pre-acquisition costs write-offs (b)	$256	$974	$620
Impairment of investments in Unconsolidated LLCs:
Midwest	$390	$979	—
Southern	—	50	32
Mid-Atlantic	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$390	$1,029	$32
Total impairments and write-offs of option deposits and pre-acquisition costs	$3,758	$22,967	$13,158

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Consolidated Statements of Operations.

Note 6. Transactions with Related Parties

The Company had receivables totaling $0.7 million at December 31, 2012 and 2011 due from executive officers, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer. We also have an outstanding loan to one of our Unconsolidated LLCs for $2.5 million in which we are one of the partners in the joint venture. The receivables are recorded in Other Assets on the Consolidated Balance Sheets.

NOTE 7. Investment in Unconsolidated Limited Liability Companies

We have determined that we do not have substantive control over any of these entities; therefore, they are recorded using the equity method of accounting The Company's maximum exposure related to its investment in these entities as of December 31, 2012 was the amount invested of $11.7 million. Included in the Company's investment in Unconsolidated LLCs at both December 31, 2012 and December 31, 2011 were $0.8 million of capitalized interest and other costs.

The Company evaluates its investment in Unconsolidated LLCs for potential impairment on a quarterly basis. If the fair value of the investment (see Notes 1and 3 of our Consolidated Financial Statements) is less than the investment's carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.

Summarized condensed combined financial information for the Unconsolidated LLCs that are included in the homebuilding segments as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is as follows:

Summarized Unaudited Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2012	2011
Assets:
Single-family lots, land and land development costs (a)	$60,086	$48,779
Other assets	(232)	199
Total assets	$59,853	$48,978
Liabilities and partners’ equity:
Liabilities:
Notes payable	$10,436	$3,250
Other liabilities	324	159
Total liabilities	10,760	3,409
Partners’ equity:
Company’s equity (a)	24,265	22,505
Other equity	24,829	23,064
Total partners’ equity	49,093	45,569
Total liabilities and partners’ equity	$59,853	$48,978

(a)	For the years ended December 31, 2012 and 2011, impairment expenses and other miscellaneous adjustments totaling $12.5 million and $12.1 million, respectively, were excluded from the table above.

Summarized Unaudited Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Revenue	$—	$—	$634
Costs and expenses	15	18	13
(Loss) income	$(15)	$(18)	$621

The Company’s total equity in the (loss) income relating to the above homebuilding Unconsolidated LLCs was less than ($0.1 million) for 2012 and 2011 and $0.3 million for 2010.

NOTE 8. Guarantees and Indemnifications

Warranty

Our warranty reserve amounts are based upon historical experience and geographic location. Our warranty reserves are included in Other Liabilities in the Company's Consolidated Balance Sheets.  A summary of warranty activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Warranty reserves, beginning of period	$9,025	$8,335	$8,657
Warranty expense on homes delivered during the period	5,853	4,526	5,096
Changes in estimates for pre-existing warranties	1,690	1,891	1,118
Settlements made during the period	(6,130)	(5,727)	(6,536)
Warranty reserves, end of period	$10,438	$9,025	$8,335

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $3.1 million and $53.0 million were covered under the above guarantees as of December 31, 2012 and 2011, respectively. A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2012, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. M/I Financial has not repurchased any loans under the above agreements during 2012. The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $7.9 million and $4.6 million at December 31, 2012 and 2011, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of December 31, 2012 and 2011, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million and $1.4 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to the guarantees described above totaling $2.6 million and $2.8 million at December 31, 2012 and 2011, respectively, which is management's best estimate of the Company's liability.

At December 31, 2012, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”) and $57.5 million aggregate principal amount of 3.25% 2017 Convertible Senior Subordinated Notes. The Company's obligations under the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the Credit Facility are guaranteed jointly and severally by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Non-Guarantor Subsidiaries, subject to limitations on the aggregate amount invested in such Non-Guarantor Subsidiaries.

NOTE 9. Commitments and Contingencies

At December 31, 2012, the Company had outstanding approximately $61.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through February 2018. Included in this total are: (1) $32.6 million of performance and maintenance bonds and $16.2 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $9.5 million of financial letters of credit, of which $4.1 million represent deposits on land and lot purchase agreements; and (3) $3.5 million of financial bonds.

At December 31, 2012, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $240.5 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 10. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Action. The court in the MDL Omnibus Action recently entered an order and judgment certifying various settlement classes and granting final approval of various class settlement, including a global class action settlement, which is intended to resolve all Chinese drywall-related claims of and against those who participate in the settlement. The Company will participate in the global settlement. The Company intends to vigorously defend against the claims of any plaintiffs who are not bound by or elect to opt out of the global class action settlement. Given the inherent uncertainties in this litigation, as of December 31, 2012, no accrual has been recorded because we cannot make a determination as to the probability of a loss resulting from this matter or estimate the range of possible loss, if any. There can be no assurance that the ultimate resolution of the MDL Omnibus Actions, or any other actions or claims relating to defective drywall that may be asserted in the future, will not have a material adverse effect on our results of operations, financial condition, and cash flows.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business. Certain of the liabilities resulting from these other matters are covered by insurance. While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters. However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At December 31, 2012 and 2011, we had $0.3 million and $0.5 million reserved for legal expenses, respectively.

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

At December 31, 2012, the future minimum rental commitments totaled $9.0 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2013 - $2.6 million; 2014 - $1.7 million; 2015 - $1.5 million; 2016 - $1.4 million; 2017 - $1.3 million; and $0.5 million thereafter.  The Company’s total rental expense was $4.1 million, $3.8 million, and $5.6 million for 2012, 2011 and 2010, respectively.

Note 12. Community Development District Infrastructure and Related Obligations

A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of December 31, 2012:

Issue Date	Maturity Date	Interest Rate	Principal Amount (in thousands)
7/15/2004	12/1/2022	6.00%	$3,463
7/15/2004	12/1/2036	6.25%	10,060
3/15/2007	5/1/2037	5.20%	6,515
Total CDD bond obligations issued and outstanding as of December 31, 2012			$20,038

The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company has recorded a $4.6 million liability related to these CDD bond obligations as of December 31, 2012, along with the related inventory infrastructure.

NOTE 13. Debt

Notes Payable - Homebuilding

At December 31, 2012, borrowing availability under the Credit Facility was $64.6 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $17.3 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $47.3 million. At December 31, 2012, the Company had pledged $163.2 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility. At December 31, 2012, the Company was in compliance with all financial covenants of the Credit Facility.

The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). During the third quarter of 2012, the Company extended the maturity dates on two of the Letter of Credit Facilities for an additional year to August 31, 2013 and September 30, 2013, respectively, while reducing the maximum available amounts thereunder to $5.0 million and $8.0 million, respectively, and also elected not to extend the maturity of one Letter of Credit Facility that expired and terminated an uncommitted $5.0 million Letter of Credit Facility for the issuance of letters of credit under which there were no letters of credit remaining outstanding at the time of termination.

At December 31, 2012, there was $8.4 million of outstanding letters of credit under the Company's three remaining secured Letter of Credit Facilities, which were collateralized with $8.5 million of the Company's cash.

Notes Payable — Financial Services

In March 2012, M/I Financial entered into the Second Amendment to the MIF Mortgage Warehousing Agreement, which increased the maximum borrowing availability from $60.0 million to $70.0 million and extended the expiration date to March 30, 2013. In September 2012, M/I Financial entered into the Third Amendment to the MIF Mortgage Warehousing Agreement which maintained the maximum borrowing availability at $70.0 million, but increased our maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines from $75.0 million to $100.0 million. On November 13, 2012, we entered into the MIF Mortgage Repurchase Facility with a maximum borrowing availability of $15.0 million. Our total combined maximum borrowing availability under the two credit facilities is $85.0 million.

At December 31, 2012, M/I Financial had $68.0 million outstanding on a combined basis under its credit facilities and management believes was in compliance with all financial covenants of those agreements.

Convertible Senior Subordinated Notes

In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year beginning on March 15, 2013. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes

At maturity, on April 2, 2012, the Company repaid the $41.4 million aggregate principal amount outstanding of its 6.875% Senior Notes due 2012 (the “2012 Senior Notes”).

In May 2012, the Company issued an additional $30.0 million of 2018 Senior Notes. As of December 31, 2012, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. Prior to the repayment of the remaining outstanding principal balance of our 2012 Senior Notes during the second quarter of 2012, the indenture for the 2012 Senior Notes contained a similar restriction. We were prohibited from paying dividends on, and repurchasing, our common shares and Series A Preferred Shares from the third quarter of 2008 until the completion of our offering of common shares in September 2012 as a result of deficits in our restricted payments baskets under the 2012 Senior Notes, 2018 Senior Notes, or both. The restricted payments basket became positive with the completion of our offering of common shares in September 2012, and as a result of that offering and our net income in 2012, was $39.4 million at December 31, 2012. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket.

The determination to pay dividends and make such repurchases will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.

Maturities over the next five years with respect to the Company’s debt as of December 31, 2012 are as follows:

Year Ending December 31,	Debt Maturities (In thousands)
2013	$74,291
2014	424
2015	459
2016	498
2017	60,890
Thereafter	230,000
Total	$366,562

Note 14. Preferred Shares

The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate.  The aggregate liquidation value of the Preferred Shares is $100 million.  There were no dividends paid in 2012 or 2011.

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. Prior to the repayment of the remaining outstanding principal balance of our 2012 Senior Notes during the second quarter of 2012, the indenture for the 2012 Senior Notes contained a similar restriction. Additionally, the terms of our outstanding Series A Preferred Shares prevent us from paying cash dividends on our common shares unless we have paid cash dividends on our Series A Preferred Shares for the then-current quarterly dividend period. We were prohibited from paying dividends on, and repurchasing, our common shares and Series A Preferred Shares from the third quarter of 2008 until the completion of our offering of common shares in September 2012 as a result of deficits in our restricted payments baskets under the 2012 Senior Notes, the 2018 Senior Notes, or both. The restricted payments basket became positive with the completion of our offering of common shares in September 2012, and as a result of that offering and our net income in 2012, was $39.4 million at December 31, 2012. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket.

The determination to pay dividends and make such repurchases will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.

NOTE 15. Earnings (Loss) Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income (loss) available to common shareholders and basic and diluted income (loss) per share for the year ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
NUMERATOR
Net income (loss)	$13,347	$(33,877)	$(26,269)
Interest on 3.25% convertible senior subordinated notes due 2017	—	—	—
Net income (loss) available to common shareholders	13,347	(33,877)	(26,269)
DENOMINATOR
Basic weighted average shares outstanding	19,651	18,698	18,523
Effect of dilutive securities:
Stock option awards	92	—	—
Deferred compensation awards	148	—	—
3.25% convertible senior subordinated notes due 2017	—	—	—
Diluted weighted average shares outstanding - adjusted for assumed conversions	19,891	18,698	18,523
Earnings (loss) per common share
Basic	$0.68	$(1.81)	$(1.42)
Diluted	$0.67	$(1.81)	$(1.42)
Anti-dilutive equity awards not included in the calculation
of diluted earnings per common share	1,538	2,170	2,070

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

For the year ended December 31, 2012, the effect of 739,296 convertible shares related to our Convertible Senior Subordinated Notes was not included in the diluted earnings per share calculation as it would have been anti-dilutive. For the year ended December 31, 2011 and 2010, the effects of outstanding shares underlying deferred compensation awards and outstanding options to purchase common shares were not included in the diluted earnings per share calculations as they would have been anti-dilutive due to the Company’s net loss for the respective periods.

NOTE 16. Income Taxes

The benefit from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Federal	$208	$3	$(211)
State and local	(796)	(28)	(924)
Total	$(588)	$(25)	$(1,135)

	Year Ended December 31,
(In thousands)	2012	2011	2010
Current	$(588)	$(25)	$(1,135)
Deferred	—	—	—
Total	$(588)	$(25)	$(1,135)

For 2012, 2011 and 2010, the Company’s effective tax rate was (4.61)%, 0.07%, and 4.10%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Federal taxes at statutory rate	$4,466	$(11,866)	$(9,591)
State and local taxes – net of federal tax benefit	829	(19)	(601)
Change in unrecognized tax benefit	(1,346)	(254)	(1,782)
Change in valuation allowance	(5,076)	12,950	10,797
Change in state NOL deferred asset – net of federal tax benefit	(312)	(1,280)	—
Other	851	444	42
Total	$(588)	$(25)	$(1,135)

The Company files income tax returns in the U.S. federal jurisdiction, and various states.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2008.  The Company is audited from time to time, and if any adjustments are made, they would be either immaterial or reserved.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Balance at January 1,	$1,346	$1,601	$3,383
Additions for tax positions of prior years	—	39	99
Reductions for tax positions of prior years	(1,346)	(294)	(1,881)
Balance at December 31,	$—	$1,346	$1,601

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At December 31, 2012, we have no unrecognized tax benefits due to the lapse of the statue of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. In 2011 and 2010, we recognized $0.1 million in interest and penalties, respectively, and recorded an accrual of $0.7 million and $0.8 million for the payment of interest and penalties, respectively.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Warranty, insurance and other accruals	11,378	12,418
Inventory	22,612	29,795
State taxes	(64)	73
Net operating loss carryforward	102,475	99,979
Deferred charges	336	389
Total deferred tax assets	136,737	142,654
Deferred tax liabilities:
Depreciation	804	1,470
Prepaid expenses	184	359
Total deferred tax liabilities	988	1,829
Less valuation allowance	135,749	140,825
Net deferred tax asset	—	—

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
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at December 31, 2012 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets and NOL carryovers.
At December 31, 2012 and 2011, we had a valuation allowance of $135.7 million and $140.8 million, respectively, against deferred tax assets which include the tax benefit from NOL and credit carryovers. At December 31, 2012, the Company had federal net operating loss carryforwards of approximately $82.3 million and federal credit carryforwards of $4.2 million and $16.0 million of state net operating loss carryforwards. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Our federal carryforward benefits will begin to expire in 2028. Our state net operating loss benefits began to expire in 2012, with $9.0 million expiring between 2012 and 2027 and $7.0 million expiring between 2028 and 2032.
We will continue to review on an ongoing basis all available evidence to determine if and when we expect to realize our deferred tax assets and NOL carryovers. Additionally, due to the considerable estimates utilized in establishing a valuation allowance and the potential for changes in facts and circumstances in future reporting periods, it is reasonably possible that we will be required to either increase or decrease our valuation allowance in future reporting periods.
During 2012, the Company reduced its valuation allowance by $5.1 million, for a total valuation allowance recorded of $135.7 million, against its deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

NOTE 17. Business Segments

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 12 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar long-term economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Austin, Texas

In April 2012, we expanded our Houston, Texas operations by acquiring the assets of a privately-held homebuilder based in Houston, Texas.

In October 2012, we announced our entry into the Austin, Texas market. We expect to open our first community in our Austin market in 2013.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating income (loss) and interest expense for 2012, 2011 and 2010, as well as the Company’s loss before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Revenue:
Midwest homebuilding	$281,959	$228,191	$295,096
Southern homebuilding	189,714	123,061	89,896
Mid-Atlantic homebuilding	266,976	200,706	217,148
Financial services	23,256	14,466	14,237
Total revenue	$761,905	$566,424	$616,377

Operating income (loss):
Midwest homebuilding (a)	$11,443	$(6,396)	$3,294
Southern homebuilding (a)	14,530	(5,314)	(3,593)
Mid-Atlantic homebuilding (a)	15,130	7,039	7,004
Financial services	12,436	6,641	6,508
Less: Corporate selling, general and administrative expenses	(24,709)	(20,867)	(22,824)
Total operating income (loss)	$28,830	$(18,897)	$(9,611)

Interest expense:
Midwest homebuilding	$5,502	$6,154	$3,689
Southern homebuilding	3,742	2,798	1,520
Mid-Atlantic homebuilding	5,406	5,099	3,262
Financial services	1,421	954	944
Total interest expense	$16,071	$15,005	$9,415
Other loss (b)	$—	$—	$(8,378)
Income (loss) before income taxes	$12,759	$(33,902)	$(27,404)

Depreciation and amortization:
Midwest homebuilding	$2,834	$1,179	$1,036
Southern homebuilding	968	601	498
Mid-Atlantic homebuilding	975	844	763
Financial services	140	282	390
Corporate	4,825	4,668	2,507
Total depreciation and amortization	$9,742	$7,574	$5,194

(a)
For 2012, 2011 and 2010, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $3.8 million, $23.0 million and $13.2 million, respectively. These charges reduced operating income by $3.5 million, $13.9 million and $3.9 million in the Midwest region, $0.1 million, $6.8 million and $4.5 million in the Southern region, and $0.1 million, $2.3 million and $4.8 million in the Mid-Atlantic region for 2012, 2011 and 2010, respectively.

(b)	Other loss is comprised of the loss on the early extinguishment of debt in the fourth quarter of 2010.

The following tables show total assets by segment at December 31, 2012 and 2011:

	December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in Unconsolidated LLCs	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

	December 31, 2011
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$252	$1,516	$907	$—	$2,675
Inventory (a)	200,760	89,586	173,751	—	464,097
Investments in Unconsolidated LLCs	5,157	5,200	—	—	10,357
Other assets	3,865	2,858	9,861	170,772	187,356
Total assets	$210,034	$99,160	$184,519	$170,772	$664,485

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 18. Supplemental Guarantor Information

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

The following condensed consolidating financial information includes balance sheets, statements of operations and cash flow information for the parent company, the guarantors for the 2018 Senior Notes and the 2017 Convertible Senior Subordinated Notes (the “Guarantor Subsidiaries”), collectively, and for all other subsidiaries and joint ventures of the Company (the “Non-Guarantor Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2018 Senior Notes, on a joint and several senior unsecured basis and (b) the 2017 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.

There are no significant restrictions on the parent company's ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.

As of December 31, 2012, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, , title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Non-Guarantor Subsidiaries, subject to limitations on the aggregate amount invested in such Non-Guarantor Subsidiaries.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$738,649	$23,256	$—	$761,905
Costs and expenses:
Land and housing	—	610,540	—	—	610,540
Impairment of inventory and investment in Unconsolidated LLCs	—	3,502	—	—	3,502
General and administrative	—	51,307	11,320	—	62,627
Selling	—	56,396	10	—	56,406
Interest	—	14,650	1,421	—	16,071
Total costs and expenses	—	736,395	12,751	—	749,146

Income before income taxes	—	2,254	10,505	—	12,759

(Benefit) provision for income taxes	—	(4,157)	3,569	—	(588)

Equity in subsidiaries	13,347	—	—	(13,347)	—

Net income	$13,347	$6,411	$6,936	$(13,347)	$13,347

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$551,958	$14,466	$—	$566,424
Costs and expenses:				$—
Land and housing	—	467,130	—	—	467,130
Impairment of inventory and investment in Unconsolidated LLCs	—	21,993	—	—	21,993
General and administrative	—	44,438	8,226	—	52,664
Selling	—	43,534	—	—	43,534
Interest	—	14,050	955	—	15,005
Total costs and expenses	—	591,145	9,181	—	600,326

(Loss) income before income taxes	—	(39,187)	5,285	—	(33,902)

(Benefit) provision for income taxes	—	(1,784)	1,759	—	(25)

Equity in subsidiaries	(33,877)	—	—	33,877	—

Net (loss) income	$(33,877)	$(37,403)	$3,526	$33,877	$(33,877)

	Year Ended December 31, 2010
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$602,140	$14,237	$—	$616,377
Costs and expenses:
Land and housing	—	511,408	—	—	511,408
Impairment of inventory and investment in Unconsolidated LLCs	—	12,538	—	—	12,538
General and administrative	—	45,929	8,029	—	53,958
Selling	—	48,084	—	—	48,084
Interest	—	8,471	944	—	9,415
Other loss	8,378	—	—	—	8,378
Total costs and expenses	8,378	626,430	8,973	—	643,781

(Loss) income before income taxes	(8,378)	(24,290)	5,264	—	(27,404)

(Benefit) provision for income taxes	—	(3,291)	2,156	—	(1,135)

Equity in subsidiaries	(17,891)	—	—	17,891	—

Net (loss) income	$(26,269)	$(20,999)	$3,108	$17,891	$(26,269)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$126,334	$19,164	$—	$145,498
Restricted cash	—	8,680	—	—	8,680
Mortgage loans held for sale	—	—	71,121	—	71,121
Inventory	—	540,761	16,056	—	556,817
Property and equipment - net	—	10,314	125	—	10,439
Investment in Unconsolidated LLCs	—	—	11,732	—	11,732
Investment in subsidiaries	391,555	—	—	(391,555)	—
Intercompany	219,962	(205,389)	(14,573)	—	—
Other assets	9,081	12,375	5,557	—	27,013
TOTAL ASSETS	$620,598	$493,075	$109,182	$(391,555)	$831,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$46,882	$808	$—	$47,690
Customer deposits	—	10,239	—	—	10,239
Other liabilities	—	44,230	5,742	—	49,972
Community development district obligations	—	4,634	—	—	4,634
Obligation for consolidated inventory not owned	—	3,549	15,556	—	19,105
Note payable bank - financial services operations	—	—	67,957	—	67,957
Note payable - other	—	11,105	—	—	11,105
Convertible senior subordinated notes	57,500	—	—	—	57,500
Senior notes	227,670	—	—	—	227,670
TOTAL LIABILITIES	285,170	120,639	90,063	—	495,872

Shareholders' equity	335,428	372,436	19,119	(391,555)	335,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$620,598	$493,075	$109,182	$(391,555)	$831,300

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$43,539	$16,254	$—	$59,793
Restricted cash	—	41,334	—	—	41,334
Mortgage loans held for sale	—	—	57,275	—	57,275
Inventory	—	466,772	—	—	466,772
Property and equipment - net	—	14,241	117	—	14,358
Investment in Unconsolidated LLCs	—	—	10,357	—	10,357
Investment in subsidiaries	381,709	—	—	(381,709)	—
Intercompany	125,272	(115,058)	(10,214)	—	—
Other assets	5,385	8,455	756	—	14,596
TOTAL ASSETS	$512,366	$459,283	$74,545	$(381,709)	$664,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$40,759	$497	$—	$41,256
Customer deposits	—	4,181	—	—	4,181
Other liabilities	—	33,589	5,759	—	39,348
Community development district obligations	—	5,983	—	—	5,983
Obligation for consolidated inventory not owned	—	2,944	—	—	2,944
Note payable bank - financial services operations	—	—	52,606	—	52,606
Note payable - other	—	5,801	—	—	5,801
Senior notes	239,016	—	—	—	239,016
TOTAL LIABILITIES	239,016	93,257	58,862	—	391,135

Shareholders' equity	273,350	366,026	15,683	(381,709)	273,350

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,366	$459,283	$74,545	$(381,709)	$664,485

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(35,770)	$(11,225)	$—	$(46,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	32,779	—	—	32,779
Purchase of property and equipment	—	(854)	(79)	—	(933)
Acquisition, net of cash acquired	—	(4,707)	—	—	(4,707)
Investments in and advances to Unconsolidated LLC's	—	—	(1,817)	—	(1,817)
Net cash provided by (used in) investing activities	—	27,218	(1,896)	—	25,322

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(41,443)	—	—	—	(41,443)
Proceeds from bank borrowings - net	—	—	15,351	—	15,351
Principal proceeds from note payable - other and community development district bond obligations	—	5,304	—	—	5,304
Proceeds from issuance of senior notes	29,700	—	—	—	29,700
Proceeds from issuance of convertible senior subordinated notes	57,500	—	—	—	57,500
Proceeds from issuance of common shares	42,085	—	—	—	42,085
Intercompany financing	(92,604)	91,856	748	—	—
Debt issue costs	—	(5,813)	(68)	—	(5,881)
Proceeds from exercise of stock options	4,762	—	—	—	4,762
Net cash provided by financing activities	—	91,347	16,031	—	107,378

Net increase in cash and cash equivalents	—	82,795	2,910	—	85,705
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$126,334	$19,164	$—	$145,498

	Year Ended December 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$—	$(27,734)	$(6,227)	$—	$(33,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	(2,566)	—	—	(2,566)
Purchase of property and equipment	—	(1,314)	(38)	—	(1,352)
Acquisition, net of cash acquired	—	(4,654)	—	—	(4,654)
Proceeds from the sale of property	—	—	—	—	—
Distributions from Unconsolidated LLCs	—	—	(752)	—	(752)
Net cash used in investing activities	—	(8,534)	(790)	—	(9,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	20,409	—	20,409
Principal repayments of note payable-other and community development district bond obligations	—	(52)	—	—	(52)
Intercompany financing	(1,733)	8,135	(6,402)	—	—
Debt issue costs	—	(150)	(70)	—	(220)
Proceeds from exercise of stock options	1,500	—	—	—	1,500
Excess tax deficiency from stock-based payment arrangements	233	—	—	—	233
Net cash provided by financing activities	—	7,933	13,937	—	21,870

Net (decrease) increase in cash and cash equivalents	—	(28,335)	6,920	—	(21,415)
Cash and cash equivalents balance at beginning of period	—	71,874	9,334	—	81,208
Cash and cash equivalents balance at end of period	$—	$43,539	$16,254	$—	$59,793

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$—	$(33,806)	$(3,496)	$—	$(37,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	(19,585)	—	—	(19,585)
Purchase of property and equipment	—	(1,480)	(80)	—	(1,560)
Investments in and advances to Unconsolidated LLCs	—	—	(1,229)	—	(1,229)
Distributions from Unconsolidated LLCs	—	—	13	—	13
Net cash used in investing activities	—	(21,065)	(1,296)	—	(22,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	(166,088)	—	—	—	(166,088)
Proceeds from issuance of senior notes	197,174	—	—	—	197,174
Proceeds from bank borrowings - net	—	—	8,055	—	8,055
Principal repayments of note payable-other and community development district bond obligations	—	(325)	—	—	(325)
Intercompany financing	(23,517)	30,606	(7,089)	—	—
Debt issue costs	(7,568)	—	(306)	—	(7,874)
Proceeds from exercise of stock options	12	—	—	—	12
Excess tax benefit from stock-based payment arrangements	(13)	—	—	—	(13)
Net cash provided by financing activities	—	30,281	660	—	30,941

Net (decrease) increase in cash and cash equivalents	—	(24,590)	(4,132)	—	(28,722)
Cash and cash equivalents balance at beginning of period	—	96,464	13,466	—	109,930
Cash and cash equivalents balance at end of period	$—	$71,874	$9,334	$—	$81,208

Note 19. Supplementary Financial Data

The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$250,911	$208,875	$170,994	$131,125
Gross margin (a)	$47,638	$43,114	$33,411	$23,700
Net income (b)	$5,015	$8,314	$3,204	$(3,186)
Earnings per common share:
Basic (b)	$0.23	$0.43	$0.17	$(0.17)
Diluted (b)	$0.23	$0.42	$0.17	$(0.17)
Weighted average common shares outstanding:
Basic	21,545	19,434	18,833	18,772
Diluted	21,961	20,273	19,031	18,772

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$176,786	$141,624	$137,444	$110,570
Gross margin (a)	$28,562	$23,658	$17,956	$7,125
Net loss (b)	$(2,976)	$(4,718)	$(9,144)	$(17,039)
Loss per common share:
Basic (b)	$(0.16)	$(0.25)	$(0.49)	$(0.92)
Diluted (b)	$(0.16)	$(0.25)	$(0.49)	$(0.92)
Weighted average common shares outstanding:
Basic	18,736	18,728	18,711	18,615
Diluted	18,736	18,728	18,711	18,615

(a)
First, second, third and fourth quarters of 2012 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, which reduced gross margin by less than $0.1 million, $0.5 million, $1.3 million and $1.6 million, respectively.  These same charges reduced gross margin in the first, second, third and fourth quarters of 2011 by $10.9 million, $5.4 million, $1.7 million and $4.0 million, respectively.

(b)
First, second, third and fourth quarters of 2012 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs, the write-off of land deposits and pre-acquisition costs and a settlement related to the repair of certain homes in Florida where certain of our subcontractors had purchased defective drywall that may be responsible for accelerated corrosion of certain metals in the home.  These charges decreased net income by less than $0.1 million,$0.4 million, $(1.0) million and $1.0 million, respectively, and decreased earnings per common share for those same periods by $0.00, $0.02, $(0.05) and $0.05.  First, second, third and fourth quarters of 2011 include the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of land deposits and pre-acquisition costs.  These charges increased net loss by $6.9 million, $3.4 million, $1.1 million and $2.8 million, respectively, and increased loss per common share for those same periods by $0.37, $0.18, $0.06 and $0.15.

Note 20. Subsequent Events

Our board of directors has determined that we will pay the quarterly dividend on our Series A Preferred Shares for the second quarter of 2013. Such dividend will be payable on June 15, 2013 to holders of record of such shares on June 1, 2013.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 92 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 25, 2013

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and all employees of the Company.  The Code of Business Conduct and Ethics is posted on our website, www.mihomes.com.  We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website. Copies of the Code of Business Conduct and Ethics will be provided free of charge upon written request directed to Investor Relations, M/I Homes, Inc., 3 Easton Oval, Suite 500, Columbus, OH 43219.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to the common shares issuable under the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	1,819,319	$24.17	897,634
Equity compensation plans not approved by shareholders (2)	86,313	—	—
Total	1,905,632	$24.17	897,634

(1)
Consists of the 2009 LTIP (800,142 outstanding stock options and 19,000 outstanding stock units), the 1993 Plan (984,067 outstanding stock options), which plan expired in April 2009, and the Company's 2006 Director Plan (16,110 outstanding stock units), which plan was terminated in May 2009.  The weighted average exercise price relates to the stock options granted under the 2009 LTIP and the 1993 Plan.  The stock units granted under the 2009 LTIP and the 2006 Director Plan are “full value awards” that were issued at an average unit price of $13.80 and $28.15, respectively, and will be settled at a future date in Common Shares on a one-for-one basis without the payment of any exercise price.  As of December 31, 2012, the aggregate number of Common Shares with respect to which awards may be granted under the 2009 LTIP was 1,600,000 shares plus any shares subject to outstanding awards under the 1993 Plan as of May 5, 2009 that on or after May 5, 2009 cease for any reason to be subject to such awards other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares (244,244 shares at December 31, 2012).

(2)
Consists of the Director Deferred Compensation Plan and the Executives' Deferred Compensation Plan.  At December 31, 2012, the average unit price of the outstanding “phantom stock” units granted under these plans was $19.95.  Pursuant to these plans, our directors and eligible employees may defer the payment of all or a portion of their director fees and annual cash bonuses, respectively, and the deferred amount is converted into that number of whole phantom stock units determined by dividing the deferred amount by the closing price of our Common Shares on the NYSE on the date of such conversion (which is the same date the fees or bonus is paid) without any discount on the Common Share price or premium applied to the deferred amount. The phantom stock units are settled at a future date in Common Shares on a one-for-one basis. Neither the Director Deferred Compensation Plan nor the Executives' Deferred Compensation Plan provides for a specified limit on the number of Common Shares which may be attributable to participants' accounts relating to phantom stock units and issued under the terms of these plans.

The remaining information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	55
Consolidated Balance Sheets as of December 31, 2012 and 2011	56
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	58
Notes to Consolidated Financial Statements	59

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

4.7
Registration Rights Agreement, dated as of May 8, 2012, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9, 2012.

4.8
Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 11, 2012.

4.9
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 11, 2012.

4.10
Form of 3.25% Convertible Senior Subordinated Note due 2017 (included as part of Exhibit 4.9) , incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 11, 2012.

4.11
Form of Guarantee of 3.25% Convertible Senior Subordinated Notes due 2017 (included as part of Exhibit 4.9), incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 11, 2012.

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

10.6
Mortgage Warehousing Agreement dated April 18, 2011 by and among M/I Financial Corp., the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2011.

10.7
Amendment No. 1 to Mortgage Warehousing Agreement, dated November 29, 2011, by and among M/I Financial Corp., the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.8
Amendment No. 2 to Mortgage Warehousing Agreement, dated March 23, 2012, by and among M/I Financial Corp., the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.9
Third Amendment to Mortgage Warehousing Agreement, dated September 26, 2012, by and among M/I Financial Corp., the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.10	Master Repurchase Agreement between M/I Financial Corp. and Sterling National Bank dated November 13, 2102. (Filed herewith).

10.11
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

10.13
Third Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2012, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.14
First Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 17, 2010.

10.15	Second Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2011. (Filed herewith).

10.16
Third Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2012, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

10.31*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended effective May 8, 2012, incorporated herein by reference to Appendix A to the Company's proxy statement on Schedule 14A relating to the 2012 Annual Meeting of Shareholders of the Company filed on April 4, 2012.

10.32*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.33*
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

Exhibit Number	Description
10.1	Master Repurchase Agreement between M/I Financial Corp. and Sterling National Bank dated November 13, 2102. (Filed herewith).

21	Subsidiaries of M/I Homes, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

(c) Financial statement schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 2013.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2013.

NAME AND TITLE	NAME AND TITLE

JOSEPH A. ALUTTO*	/s/Robert H. Schottenstein
Joseph A. Alutto	Robert H. Schottenstein
Director	Chairman of the Board,
Chief Executive Officer and President
FRIEDRICH K. M. BÖHM*	(Principal Executive Officer)
Friedrich K. M. Böhm
Director	/s/Phillip G. Creek
Phillip G. Creek
WILLIAM H. CARTER*	Executive Vice President,
William H. Carter	Chief Financial Officer and Director
Director	(Principal Financial Officer)

MICHAEL P. GLIMCHER*	/s/Ann Marie W. Hunker
Michael P. Glimcher	Ann Marie W. Hunker
Director	Vice President, Corporate Controller
(Principal Accounting Officer)
THOMAS D. IGOE*
Thomas D. Igoe
Director

J.THOMAS MASON
J. Thomas Mason
Executive Vice President, Chief Legal
Officer, Secretary and Director

NORMAN L. TRAEGER
Norman L. Traeger
Director

SHAREN J. TURNEY
Sharen J. Turney
Director

*The above-named directors of the registrant execute this report by Phillip G. Creek, their Attorney-in-Fact, pursuant to the powers of attorney executed by the above-named directors, which powers of attorney are filed as Exhibit 24 to this report.

By:	/s/Phillip G. Creek
Phillip G. Creek, Attorney-In-Fact