Form 10-Q
period 2013-03-31
M I HOMES INC
filed 2013-04-30
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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
Common shares, par value $.01 per share: 24,173,111 shares outstanding as of April 26, 2013.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2013	December 31, 2012

ASSETS:
Cash and cash equivalents	$263,057	$145,498
Restricted cash	9,494	8,680
Mortgage loans held for sale	57,721	71,121
Inventory	577,640	556,817
Property and equipment - net	9,994	10,439
Investment in Unconsolidated LLCs	22,275	11,732
Other assets	28,471	27,013
TOTAL ASSETS	$968,652	$831,300

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$57,071	$47,690
Customer deposits	12,246	10,239
Other liabilities	47,760	49,972
Preferred shares subject to redemption	50,352	—
Community development district ("CDD") obligations	4,266	4,634
Obligation for consolidated inventory not owned	16,994	19,105
Notes payable bank - financial services operations	53,126	67,957
Notes payable - other	10,316	11,105
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	—
Senior notes	227,770	227,670
TOTAL LIABILITIES	623,651	495,872

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 4,000 shares issued at March 31, 2013 and December 31, 2012; 2,000 and 4,000 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	48,163	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 27,092,723 and 24,631,723 shares at March 31, 2013 and December 31, 2012, respectively	271	246
Additional paid-in capital	235,109	180,289
Retained earnings	119,445	117,048
Treasury shares - at cost - 2,919,612 and 2,944,470 shares at March 31, 2013 and December 31, 2012, respectively	(57,987)	(58,480)
TOTAL SHAREHOLDERS' EQUITY	345,001	335,428
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$968,652	$831,300

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012

Revenue	$190,727	$131,125
Costs and expenses:
Land and housing	151,513	107,330
Impairment of inventory and investment in Unconsolidated LLCs	900	95
General and administrative	15,979	12,457
Selling	13,109	11,011
Interest	4,340	4,606
Total costs and expenses	185,841	135,499

Income (loss) before income taxes	4,886	(4,374)

Provision (benefit) for income taxes	299	(1,188)

Net income (loss)	$4,587	$(3,186)

Excess of fair value over book value of preferred shares subject to redemption	2,190	—

Net income (loss) to common shareholders	$2,397	$(3,186)

Earnings (loss) per common share:
Basic	$0.11	$(0.17)
Diluted	$0.11	$(0.17)

Weighted average shares outstanding:
Basic	22,273	18,772
Diluted	22,688	18,772

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2013
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2012	4,000	$96,325	21,687,253	$246	$180,289	$117,048	$(58,480)	$335,428
Net income	—	—	—	—	—	4,587	—	4,587
Fair value over carrying value of preferred shares subject to redemption	—	2,190	—	—	—	(2,190)	—	—
Common share issuance	—	—	2,461,000	25	54,592	—	—	54,617
Reclassification of preferred shares subject to redemption	(2,000)	(50,352)	—	—		—	—	(50,352)
Stock-based compensation expense	—	—	—	—	519	—	—	519
Deferral of executive and director compensation	—	—	—	—	202	—	—	202
Executive and director deferred compensation distributions	—	—	24,858	—	(493)	—	493	—
Balance at March 31, 2013	2,000	$48,163	24,173,111	$271	$235,109	$119,445	$(57,987)	$345,001

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$4,587	$(3,186)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	900	126
Mortgage loan originations	(121,244)	(97,255)
Proceeds from the sale of mortgage loans	135,568	108,587
Fair value adjustment of mortgage loans held for sale	(924)	598
Depreciation	1,317	1,355
Amortization of intangibles, debt discount and debt issue costs	821	587
Stock-based compensation expense	519	434
Deferred income tax expense (benefit)	1,788	(1,140)
Deferred tax asset valuation allowances	(1,788)	1,140
Net loss from property disposals	26	2
Change in assets and liabilities:
Cash held in escrow	(193)	(139)
Inventory	(23,567)	(24,625)
Other assets	1,371	(1,366)
Accounts payable	9,380	(188)
Customer deposits	2,007	4,153
Accrued compensation	(5,959)	(1,500)
Other liabilities	3,949	4,742
Net cash provided by (used in) operating activities	8,558	(7,675)

INVESTING ACTIVITIES:
Change in restricted cash	(621)	27,740
Purchase of property and equipment	(229)	(47)
Investment in Unconsolidated LLCs	(11,852)	(361)
Net cash (used in) provided by investing activities	(12,702)	27,332

FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior subordinated notes	86,250	—
Repayments of bank borrowings - net	(14,831)	(11,026)
(Principal repayments of) proceeds from notes payable-other and CDD bond obligations	(789)	80
Net proceeds from issuance of common shares	54,617	—
Debt issue costs	(3,544)	(1,893)
Proceeds from exercise of stock options	—	367
Net cash provided by (used in) financing activities	121,703	(12,472)
Net increase in cash and cash equivalents	117,559	7,185
Cash and cash equivalents balance at beginning of period	145,498	59,793
Cash and cash equivalents balance at end of period	$263,057	$66,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(1,112)	$(981)
Income taxes	$73	$80

NON-CASH TRANSACTIONS DURING THE PERIOD:
Consolidated inventory not owned	$(2,111)	$(357)
Reclassification of preferred shares subject to redemption	$50,352	$—
Distribution of single-family lots from unconsolidated LLC's	$1,303	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated limited liability companies (“Unconsolidated LLCs”), property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers' compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2012 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Impact of New Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01: Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 amended ASU 2011-11 and will enhance disclosures required by U.S. GAAP by requiring additional information about financial and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. The Company adopted this standard on January 1, 2013 and the adoption did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

NOTE 2. Fair Value Measurements

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

The fair value of mortgage loans held for sale is estimated based primarily on published prices for mortgage-backed securities with similar characteristics.  To calculate the effects of interest rate movements, the Company utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.  The Company generally sells loans on a servicing released basis, and receives a servicing release premium upon sale.  Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and depends on the loan type. The Company applies a fallout rate to IRLCs when measuring the fair value of rate lock commitments.  Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on management’s judgment and company experience.

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

The table below shows the notional amounts of our financial instruments at March 31, 2013 and December 31, 2012:

Description of financial instrument (in thousands)	March 31, 2013	December 31, 2012
Best efforts contracts and related committed IRLCs	$1,820	$1,184
Uncommitted IRLCs	36,407	25,854
FMBSs related to uncommitted IRLCs	38,000	26,000
Best efforts contracts and related mortgage loans held for sale	3,969	25,441
FMBSs related to mortgage loans held for sale	50,766	44,000
Mortgage loans held for sale covered by FMBSs	50,962	44,524

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2013 and December 31, 2012:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$57,721	$—	$57,721	$—
Forward sales of mortgage-backed securities	(77)	—	(77)	—
Interest rate lock commitments	194	—	194	—
Best-efforts contracts	(126)	—	(126)	—
Total	$57,712	$—	$57,712	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$71,121	$—	$71,121	$—
Forward sales of mortgage-backed securities	253	—	253	—
Interest rate lock commitments	1	—	1	—
Best-efforts contracts	(3)	—	(3)	—
Total	$71,372	$—	$71,372	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Description (in thousands)	2013	2012
Mortgage loans held for sale	$924	$(597)
Forward sales of mortgage-backed securities	(330)	765
Interest rate lock commitments	193	(47)
Best-efforts contracts	(123)	71
Total gain recognized	$664	$192

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2013		March 31, 2013
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$77
Interest rate lock commitments	Other assets	194	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	126
Total fair value measurements		$194		$203

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$253	Other liabilities	$—
Interest rate lock commitments	Other assets	1	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	3
Total fair value measurements		$254		$3

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

As of March 31, 2013, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of March 31, 2013, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company arrangements (“LLCs”) or other joint development agreements with the other partners. During the three month period ended March 31, 2013, we increased our investment in LLCs from December 31, 2012 by $10.5 million primarily due to a joint investment with another builder in a land development in our Southern region. The Company's ownership in these entities as of March 31, 2013 ranged from 50% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. With respect to our investments in these entities, we are required, under ASC 810-10, Consolidation (“ASC 810-10”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine if the LLC is a Variable Interest Entity (“VIE”) and if we are the primary beneficiary of the entity. Factors considered are whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE.

During the three month period ended March 31, 2013, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over any of these entities, including our VIE. As a result, none of these entities are required to be consolidated into our financial statements and the entities are instead recorded in Investment in Unconsolidated Limited Liability Companies on our Unaudited Condensed Consolidated Balance Sheets.

We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 810-10 to determine whether we are the primary beneficiary of the VIE, if applicable, using an analysis similar to that described above. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets.

Investment In Unconsolidated Limited Liability Companies: We use the equity method of accounting for investments in unconsolidated entities over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities' earnings or loss, if any, is included in our statement of operations. We evaluate our investments in unconsolidated entities for impairment at least quarterly as described below.

If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of March 31, 2013, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. We believe that the Company's maximum exposure related to its investment in these entities as of March 31, 2013 is the amount invested of $22.3 million (in addition to a $2.5 million note due to the Company from one of the Unconsolidated LLCs), though we expect to invest further amounts in these LLCs as development of the properties progresses. Included in the Company's investment in Unconsolidated LLCs at March 31, 2013 and December 31, 2012 were $0.7 million and $0.8 million of capitalized interest and other costs, respectively.

Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period; however, due to the passage of time, change in market conditions, and/or changes in management's intentions with respect to the inventory, a change in assumptions could result and impairment could occur.

The tables below show the level and measurement of assets measured on a non-recurring basis for the three months ended March 31, 2013 and as of and for the year ended December 31, 2012:

Description of asset or liability (In thousands)	Fair Value Measurements March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Three Months Ended March 31, 2013

Inventory	$2,015	$—	$—	$2,015	$900
Investments in Unconsolidated LLCs	—	—	—	—	—

Total fair value measurements	$2,015	$—	$—	$2,015	$900

Description of asset or liability (In thousands)	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Year Ended December 31, 2012

Inventory	$5,608	$—	$—	$5,608	$3,112
Investments in Unconsolidated LLCs	1,050	—	—	1,050	390

Total fair value measurements	$6,658	$—	$—	$6,658	$3,502

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at March 31, 2013 and December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	March 31, 2013		December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$272,551	$272,551	$154,178	$154,178
Mortgage loans held for sale	57,721	57,721	71,121	71,121
Split dollar life insurance policies	725	700	710	678
Notes receivable	4,565	3,758	8,787	7,460
Commitments to extend real estate loans	194	194	1	1
Forward sales of mortgage-backed securities	—	—	253	253
Liabilities:
Notes payable - banks	53,126	53,126	67,957	67,957
Notes payable - other	10,316	10,449	11,105	11,148
Convertible senior subordinated notes due 2017	57,500	72,234	57,500	74,175
Convertible senior subordinated notes due 2018	86,250	88,838	—	—
Senior notes due 2018	227,770	255,300	227,670	250,700
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	126	126	3	3
Forward sales of mortgage-backed securities	77	77	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	471	—	493

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2013 and December 31, 2012:

Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at March 31, 2013 and December 31, 2012. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Notes Payable - Banks. The interest rate available to the Company fluctuates with the Alternate Base Rate or the Eurodollar Rate (for the Company's $140 million secured revolving credit facility (the “Credit Facility”)) or LIBOR (for M/I Financial Corp.'s $80 million secured mortgage warehousing agreement as amended and restated on March 29, 2013 (the “MIF Mortgage Warehousing Agreement”) and for M/I Financial's mortgage repurchase agreement dated November 13, 2012, as amended (the “MIF Mortgage Repurchase Facility”)), and thus their carrying value is a reasonable estimate of fair value.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $24.8 million and $25.7 million represent potential commitments at March 31, 2013 and December 31, 2012, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 3. Inventory

A summary of the Company's inventory as of March 31, 2013 and December 31, 2012 is as follows:

(In thousands)	March 31, 2013	December 31, 2012
Single-family lots, land and land development costs	$255,934	$257,397
Land held for sale	8,591	8,442
Homes under construction	245,074	221,432
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2013 - $5,341; December 31, 2012 - $4,883)	36,251	37,080
Community development district infrastructure	4,266	4,634
Land purchase deposits	10,530	8,727
Consolidated inventory not owned	16,994	19,105
Total inventory	$577,640	$556,817

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of March 31, 2013 and December 31, 2012, we had 616 homes (with a carrying value of $76.1 million) and 649 homes (with a carrying value of $89.8 million), respectively, included in homes under construction that were not subject to a sales contract.

Model homes and furnishings include homes that are under construction or have been completed and are being used as sales models. The amount also includes the net book value of furnishings included in our model homes. Depreciation on model home furnishings is recorded using an accelerated method over the estimated useful life of the assets, typically three years.

The Company assesses inventory for recoverability on a quarterly basis. Refer to Note 2 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our procedures for evaluating our inventories for impairment.

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

NOTE 4. Valuation Adjustments and Write-offs

The Company assesses inventory for recoverability on a quarterly basis, by reviewing for impairment whenever events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable.

A summary of the Company’s valuation adjustments and write-offs for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Impairment of operating communities:
Midwest	$—	$—
Southern	—	—
Mid-Atlantic	—	—
Total impairment of operating communities (a)	$—	$—
Impairment of future communities:
Midwest	$252	$—
Southern	—	—
Mid-Atlantic	—	—
Total impairment of future communities (a)	$252	$—
Impairment of land held for sale:
Midwest	$648	$95
Southern	—	—
Mid-Atlantic	—	—
Total impairment of land held for sale (a)	$648	$95
Option deposits and pre-acquisition costs write-offs:
Midwest	$—	$2
Southern	—	7
Mid-Atlantic	—	22
Total option deposits and pre-acquisition costs write-offs (b)	$—	$31
Impairment of investments in Unconsolidated LLCs:
Midwest	$—	$—
Southern	—	—
Mid-Atlantic	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$—	$—
Total impairments and write-offs of option deposits and pre-acquisition costs	$900	$126

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Capitalized interest, beginning of period	$15,376	$18,869
Interest capitalized to inventory	2,777	1,866
Capitalized interest charged to cost of sales	(3,528)	(2,565)
Capitalized interest, end of period	$14,625	$18,170

Interest incurred	$7,117	$6,472

NOTE 6. Guarantees and Indemnifications

Warranty

Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”) and our 30-year transferable structural warranty in Other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets.

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

A summary of warranty activity for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Warranty reserves, beginning of period	$10,438	$9,025
Warranty expense on homes delivered during the period	1,338	1,042
Changes in estimates for pre-existing warranties	—	(57)
Settlements made during the period	(1,376)	(1,462)
Warranty reserves, end of period	$10,400	$8,548

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $6.0 million and $3.1 million were covered under the above guarantees as of March 31, 2013 and December 31, 2012, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at March 31, 2013, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial did not repurchase any loans under the above agreements during the three months ended March 31, 2013. The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $8.2 million and $7.9 million at March 31, 2013 and December 31, 2012, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both March 31, 2013 and December 31, 2012, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to the guarantees described above totaling $3.0 million and $2.6 million at March 31, 2013 and December 31, 2012, respectively, which is management's best estimate of the Company's liability.

At March 31, 2013, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the "2017 Convertible Senior Subordinated Notes") and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the "2018 Convertible Senior Subordinated Notes"). The Company's obligations under the 2018

Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes, and the Credit Facility are guaranteed jointly and severally by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Non-Guarantor Subsidiaries, subject to limitations on the aggregate amount invested in such Non-Guarantor Subsidiaries.

NOTE 7. Commitments and Contingencies

At March 31, 2013, the Company had outstanding approximately $65.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through February 2018. Included in this total are: (1) $37.6 million of performance and maintenance bonds and $13.9 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.9 million of financial letters of credit, of which $4.7 million represent deposits on land and lot purchase agreements; and (3) $3.4 million of financial bonds.

At March 31, 2013, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $301.7 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 8. Legal Liabilities

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Actions. The court in the MDL Omnibus Actions has entered an order and judgment certifying various settlement classes and granting final approval of various class settlements, including a global class action settlement, which is intended to resolve all Chinese drywall-related claims of and against those who participate in the settlement. The time to appeal that order and judgment lapsed without any appeals. The Company has elected to participate in the global settlement. Further, to our knowledge none of our homeowners elected to opt out of the class and, therefore, we believe the global settlement resolves all claims against the Company. Our total obligation as a defendant under the global settlement was not material and has been paid. We expect to receive proceeds under some of the settlements based on repairs we made to homes impacted by defective drywall. The Company also continues to pursue recovery against various manufacturers, suppliers, insurance companies and others for damages resulting from the defective drywall.

The Company and certain of its subsidiaries have been named as defendants in other claims, complaints and legal actions which are routine and incidental to our business. Certain of the liabilities resulting from these other matters are covered by insurance. While management currently believes that the ultimate resolution of these other matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters. However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At both March 31, 2013 and December 31, 2012, we had $0.3 million reserved for legal expenses.

NOTE 9. Debt

Notes Payable - Homebuilding

At March 31, 2013, borrowing availability under the Credit Facility was $62.2 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $15.9 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $46.3 million. At March 31, 2013, the Company had pledged $154.9 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility. At March 31, 2013, the Company was in compliance with all financial covenants of the Credit Facility.

At March 31, 2013, the Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”).

At March 31, 2013, there was $9.0 million of outstanding letters of credit in aggregate under the Company's three Letter of Credit Facilities, which were collateralized with $9.1 million of the Company's cash.

Notes Payable — Financial Services

In March 2013, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement, which, among other things, increased the maximum borrowing availability from $70.0 million to $80.0 million and provided for an optional increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions), extended the expiration date to March 28, 2014, and increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines from $100.0 million to $125.0 million. The interest rate was also adjusted to a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.50%. The rate had previously been a per annum rate equal to the greater of (1) the floating LIBOR rate plus 225 basis points and (2) 3.50%.

On November 13, 2012, we entered into the MIF Mortgage Repurchase Facility with a maximum borrowing availability of $15.0 million. At March 31, 2013, our total combined maximum borrowing availability under the two credit facilities is $95.0 million.

At March 31, 2013, M/I Financial had $53.1 million outstanding on a combined basis under its credit facilities and was in compliance with all financial covenants of those agreements.

Convertible Senior Subordinated Notes

In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year beginning on September 1, 2013. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

On or after March 6, 2016, the Company may redeem for cash any or all of the 2018 Convertible Senior Subordinated Notes (except for any 2018 Convertible Senior Subordinated Notes that the Company is required to repurchase in connection with a fundamental change), but only if the last reported sale price of the Company's common shares exceeds 130% of the applicable conversion price for the notes on each of at least 20 applicable trading days. The 20 trading days do not need to be consecutive, but must occur during a period of 30 consecutive trading days that ends within 10 trading days immediately prior to the date the Company provides the notice of redemption. The redemption price for the 2018 Convertible Senior Subordinated Notes to be redeemed will equal 100% of the principal amount, plus accrued and unpaid interest, if any.

In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year beginning on March 15, 2013. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes

As of March 31, 2013, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $95.7 million at March 31, 2013. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket.

On March 11, 2013, we announced our intention to redeem 2,000 of our outstanding Series A Preferred Shares. Such shares were redeemed on April 10, 2013 for $50.4 million of cash, which will reduce the restricted payments basket with respect to our 2018 Senior Notes by that amount. In addition, although not yet declared, our board of directors has determined that we will pay the quarterly dividend on our Series A Preferred Shares for the second quarter of 2013 (with such dividend being payable on June 17, 2013 to holders of record on June 1, 2013). The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.

NOTE 10. Earnings (Loss) Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income (loss) available to common shareholders and basic and diluted income (loss) per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2013	2012
NUMERATOR
Net income (loss)	$4,587	$(3,186)
Excess of fair value over book value of preferred shares subject to redemption	(2,190)	—
Net income (loss) to common shareholders	2,397	(3,186)
DENOMINATOR
Basic weighted average shares outstanding	22,273	18,772
Effect of dilutive securities:
Stock option awards	296	—
Deferred compensation awards	119	—
Diluted weighted average shares outstanding - adjusted for assumed conversions	22,688	18,772
Earnings (loss) per common share
Basic	$0.11	$(0.17)
Diluted	$0.11	$(0.17)
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	856	2,227

On March 11, 2013, the Company announced its intention to redeem 2,000 of its outstanding Series A Preferred Shares on April 10, 2013 and recognized a $2.2 million non-cash equity charge related to the excess of fair value over carrying value relating primarily to the original issuance costs that were paid in 2007, which reduced net income to common shareholders in the earnings per share calculation above for the quarter ended March 31, 2013. On April 10, 2013, the redemption was completed. Refer to Note 15 of our Unaudited Condensed Consolidated Financial Statements for additional details.

During the quarter ended March 31, 2013, the Company also issued 2.461 million common shares in a public offering at a price of $23.50 per share (for net proceeds of $54.6 million), which shares are included above in our total basic weighted average shares outstanding.

NOTE 11. Income Taxes

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
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at March 31, 2013 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets and NOL carryovers.
For the three months ended March 31, 2013, the Company had a valuation allowance of $134.0 million against deferred tax assets which include the tax benefit from NOL and credit carryovers. At March 31, 2013, the Company had federal net operating loss carryforwards of approximately $82.3 million and federal credit carryforwards of $4.2 million and $16.1 million of state net operating loss carryforwards. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Our federal carryforward benefits will begin to expire in 2028. Our state net operating loss benefits began to expire in 2012, with $9.0 million expiring between 2012 and 2027 and $7.1 million expiring between 2028 and 2033.
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
During the three months ended March 31, 2013, the Company reduced its valuation allowance by $1.8 million, for a total valuation allowance recorded of $134.0 million, against its deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

NOTE 12. Business Segments

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

The following table shows, by segment, revenue, operating income (loss) and interest expense for the three months ended March 31, 2013 and 2012, as well as the Company’s income (loss) before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2013	2012
Revenue:
Midwest homebuilding	$60,702	$56,953
Southern homebuilding	50,961	29,072
Mid-Atlantic homebuilding	70,654	40,784
Financial services (b)	8,410	4,316
Total revenue	$190,727	$131,125

Operating income (loss):
Midwest homebuilding (a)	$2,201	$1,111
Southern homebuilding (a)	3,091	885
Mid-Atlantic homebuilding (a)	4,345	461
Financial services (b)	5,455	2,436
Less: Corporate selling, general and administrative expense	(5,866)	(4,661)
Total operating income (loss)	$9,226	$232

Interest expense:
Midwest homebuilding	$1,474	$1,726
Southern homebuilding	1,304	802
Mid-Atlantic homebuilding	1,244	1,710
Financial services (b)	318	368
Total interest expense	$4,340	$4,606

Income (loss) before income taxes	$4,886	$(4,374)

(a)
For the three months ended March 31, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $0.9 million and $0.1 million, respectively. These charges reduced operating income by $0.9 million and $0.1 million in the Midwest region for the three months ended March 31, 2013 and 2012, respectively, and less than $0.1 million in the Southern and Mid-Atlantic regions for the three months ended March 31, 2012, respectively. There were no charges in the Mid-Atlantic or Southern regions for the three months ended March 31, 2013.

(b)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

The following tables show total assets by segment at March 31, 2013 and December 31, 2012:

	March 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,005	$5,358	$3,167	$—	$10,530
Inventory (a)	198,812	185,314	182,983	—	567,109
Investments in Unconsolidated LLCs	5,630	16,645	—	—	22,275
Other assets	5,807	10,204	8,187	344,540	368,738
Total assets	$212,254	$217,521	$194,337	$344,540	$968,652

	December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in Unconsolidated LLCs	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 13. Supplemental Guarantor Information

The Company's obligations under the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are not guaranteed by all of the Company's subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The subsidiary guarantors of the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are the same.

The following condensed consolidating financial information includes balance sheets, statements of operations and cash flow information for the parent company, the guarantors for the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes (the “Guarantor Subsidiaries”), collectively, and for all other subsidiaries and joint ventures of the Company (the “Non-Guarantor Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2018 Senior Notes, on a joint and several senior unsecured basis, (b) the 2017 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis and (c) the 2018 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.

There are no significant restrictions on the parent company's ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.

As of March 31, 2013, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Non-Guarantor Subsidiaries, subject to limitations on the aggregate amount invested in such Non-Guarantor Subsidiaries.

In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	—	182,317	8,410	—	190,727
Costs and expenses:
Land and housing	—	151,513	—	—	151,513
Impairment of inventory and investment in Unconsolidated LLCs	—	900	—	—	900
General and administrative	—	12,842	3,137	—	15,979
Selling	—	13,092	17	—	13,109
Interest	—	4,022	318	—	4,340
Total costs and expenses	—	182,369	3,472	—	185,841

Income before income taxes	—	(52)	4,938	—	4,886

(Benefit) provision for income taxes	—	(1,415)	1,714	—	299

Equity in subsidiaries	4,587	—	—	(4,587)	—

Net income	4,587	1,363	3,224	(4,587)	4,587

Excess of fair value over book value of preferred shares subject to redemption	2,190	—	—	—	2,190

Net income to common shareholders	2,397	1,363	3,224	(4,587)	2,397

	Three Months Ended March 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$126,809	$4,316	$—	$131,125
Costs and expenses:
Land and housing	—	107,330	—	—	107,330
Impairment of inventory and investment in Unconsolidated LLCs	—	95	—	—	95
General and administrative	—	10,479	1,978	—	12,457
Selling	—	11,010	1	—	11,011
Interest	—	4,238	368	—	4,606
Total costs and expenses	—	133,152	2,347	—	135,499

(Loss) income before income taxes	—	(6,343)	1,969	—	(4,374)

(Benefit) provision for income taxes	—	(1,880)	692	—	(1,188)

Equity in subsidiaries	(3,186)	—	—	3,186	—

Net (loss) income	$3,186	$(4,463)	$1,277	$(3,186)	$(3,186)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$245,149	$17,908	$—	$263,057
Restricted cash	—	9,494	—	—	9,494
Mortgage loans held for sale	—	—	57,721	—	57,721
Inventory	—	561,584	16,056	—	577,640
Property and equipment - net	—	9,846	148	—	9,994
Investment in Unconsolidated LLCs	—	—	22,275	—	22,275
Investment in subsidiaries	393,542	—	—	(393,542)	—
Intercompany	361,410	(337,294)	(24,116)	—	—
Other assets	11,921	11,918	4,632	—	28,471
TOTAL ASSETS	$766,873	$500,697	$94,624	$(393,542)	$968,652

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$56,710	$361	$—	$57,071
Customer deposits	—	12,246	—	—	12,246
Other liabilities	—	41,922	5,838	—	47,760
Preferred shares subject to redemption	50,352	—	—	—	50,352
Community development district obligations	—	4,266	—	—	4,266
Obligation for consolidated inventory not owned	—	1,438	15,556	—	16,994
Notes payable bank - financial services operations	—	—	53,126	—	53,126
Notes payable - other	—	10,316	—	—	10,316
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	227,770	—	—	—	227,770
TOTAL LIABILITIES	421,872	126,898	74,881	—	623,651

Shareholders' equity	345,001	373,800	19,742	(393,542)	345,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$766,873	$500,698	$94,623	$(393,542)	$968,652

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$126,334	$19,164	$—	$145,498
Restricted cash	—	8,680	—	—	8,680
Mortgage loans held for sale	—	—	71,121	—	71,121
Inventory	—	540,761	16,056	—	556,817
Property and equipment - net	—	10,314	125	—	10,439
Investment in Unconsolidated LLCs	—	—	11,732	—	11,732
Investment in subsidiaries	391,555	—	—	(391,555)	—
Intercompany	219,962	(205,389)	(14,573)	—	—
Other assets	9,081	12,375	5,557	—	27,013
TOTAL ASSETS	$620,598	$493,075	$109,182	$(391,555)	$831,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$46,882	$808	$—	$47,690
Customer deposits	—	10,239	—	—	10,239
Other liabilities	—	44,230	5,742	—	49,972
Community development district obligations	—	4,634	—	—	4,634
Obligation for consolidated inventory not owned	—	3,549	15,556	—	19,105
Notes payable bank - financial services operations	—	—	67,957	—	67,957
Notes payable - other	—	11,105	—	—	11,105
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Senior notes	227,670	—	—	—	227,670
TOTAL LIABILITIES	285,170	120,639	90,063	—	495,872

Shareholders' equity	335,428	372,436	19,119	(391,555)	335,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$620,598	$493,075	$109,182	$(391,555)	$831,300

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$(9,997)	$18,555	$—	$8,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	—	(621)	—	—	(621)
Purchase of property and equipment	—	(192)	(37)	—	(229)
Investments in and advances to Unconsolidated LLC's	—	—	(11,852)	—	(11,852)
Net cash used in investing activities	—	(813)	(11,889)	—	(12,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(14,831)	—	(14,831)
Principal repayments of note payable - other and community development district bond obligations	—	(789)	—	—	(789)
Proceeds from issuance of convertible senior subordinated notes	86,250	—	—	—	86,250
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Intercompany financing	(140,867)	133,958	6,909	—	—
Debt issue costs	—	(3,544)	—	—	(3,544)
Net cash provided by (used in) financing activities	—	129,625	(7,922)	—	121,703

Net increase (decrease) in cash and cash equivalents	—	118,815	(1,256)	—	117,559
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$245,149	$17,908	$—	$263,057

	Three Months Ended March 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$—	$(19,041)	$11,366	$—	$(7,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	27,740	—	—	27,740
Purchase of property and equipment	—	(47)	—	—	(47)
Investments in and advances to Unconsolidated LLC's	—	—	(361)	—	(361)
Net cash provided by (used in) investing activities	—	27,693	(361)	—	27,332

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(11,026)	—	(11,026)
Principal repayments of note payable - other and community development district bond obligations	—	80	—	—	80
Intercompany financing	(367)	1,500	(1,133)	—	—
Debt issue costs	—	(1,893)	—	—	(1,893)
Proceeds from exercise of stock options	367	—	—	—	367
Net cash used in financing activities	—	(313)	(12,159)	—	(12,472)

Net increase (decrease) in cash and cash equivalents	—	8,339	(1,154)	—	7,185
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$51,878	$15,100	$—	$66,978

NOTE 14. Stock-Based Compensation

On February 12, 2013, the Company awarded 367,250 annual service-based stock options under the Company's 2009 Long-Term Incentive Plan (the “2009 LTIP”) that vest and become exercisable over a five-year period in 20% increments beginning on December 31, 2013 (subject to the applicable recipient's continued employment on the applicable vesting date). The stock options were granted at an exercise price of $23.66, which represents the closing price of the Company's common shares on the date of grant. The grant date fair value of the stock options ($11.97) was determined at the date of grant using the Black-Scholes option pricing model.

Total recorded compensation expense relating to equity awards granted under the 2009 LTIP was approximately $0.5 million for the three months ended March 31, 2013, which includes compensation cost recognized on the basis of the proportion of service rendered over the period of February 12, 2013 through March 31, 2013 with respect to the stock options discussed above.

NOTE 15. Subsequent Events

On April 10, 2013, the Company redeemed 2,000 of its outstanding Series A Preferred Shares for $50.4 million in cash, which will reduce the restricted payments basket with respect to our 2018 Senior Notes by that amount. Refer to Note 9 of our Unaudited Condensed Consolidated Financial Statements for additional details.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered approximately 84,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Collection and Triumph Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about our accounting policies.

We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2013 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

During the first quarter of 2013, the housing market continued to improve and we experienced a strong recovery in our number of new contracts as overall demand for new homes continues to improve and buyer confidence in the housing market strengthens. We achieved our fourth consecutive quarter of net income, including our highest operating margin in any quarter since 2006. We believe that our improved results of operations are due to improving market conditions as well as a strategic shift in our mix of communities towards better performing locations, our continued focus on shifting our investment to stronger housing markets and the performance of our mortgage operations. We continue to experience broad based improvements across all of our markets, which we believe is being driven by the continued decline in distressed inventory levels to multi-year lows, improvement in traffic quantity and quality, record low new and resale inventory levels, attractive housing affordability levels, and historically low interest rates for residential consumer mortgage loans. These improvements in the housing market are evident in our results of operations for the quarter ended March 31, 2013 and our improved gross margins, operating margins and operating leverage statistics in the first quarter of 2013 compared to the same period a year ago, as more fully described below in our “Summary of Company Results” and our “Year Over Year Comparison.”

In March 2013, the Company concurrently issued $86.3 million aggregate principal amount of its 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) and 2.461 million of its common shares, for aggregate combined net proceeds of $137.3 million. In connection with these concurrent offerings, the Company announced its intention to redeem 2,000 of its outstanding 9.75% Series A Preferred Shares (the "Series A Preferred Shares") on April 10, 2013. As a result of the redemption, we recognized a $2.2 million non-cash equity charge representing the excess of fair value over carrying value relating primarily to the original issuance costs that were paid in 2007, which reduced net income to common shareholders for the quarter ended March 31, 2013. We completed the redemption on April 10, 2013 for $50.4 million in cash.

In addition, as the homebuilding industry continues to recover from the severe housing downturn that began in mid-2006, we have begun to increase our land positions due to the increased attractiveness of land available for purchase and the increase in demand in certain areas. To return to sustained profitability, we believe that we need to purchase new land at prices that we believe will generate appropriate investment returns and drive greater operating efficiencies. Accordingly, we purchased $44.4 million of new land during the first quarter of 2013 and spent $15.7 million on land development.

Summary of Company Results

Summary of Financial Results

For the quarter ended March 31, 2013, we achieved net income of $4.6 million and net income to common shareholders of $2.4 million, or $0.11 per diluted share, which is net of a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the quarter, compared to a net loss of $3.2 million for the quarter ended March 31, 2012, or a loss of $0.17 per diluted share.

Our income in the first quarter of 2013 included a 45% increase in revenues of $59.6 million compared to the first quarter of 2012.We recorded $177.8 million in revenue from homes delivered, $4.5 million in revenue from land sales and $8.4 million in revenue from our financial services operations. Revenue from homes delivered increased 41% driven primarily by the 120 additional homes delivered in 2013's first quarter compared to the same period in 2012 (a 24% increase) and a 14% increase in the average sales price of homes delivered ($35,000 per home delivered). Revenue from land sales increased $3.8 million from the first quarter of 2012 due primarily to two land sales in our Southern and Mid-Atlantic regions. Revenue in our financial services segment increased 95% to $8.4 million in the first quarter of 2013 from $4.3 million in the first quarter of 2012 primarily due to a number of factors discussed below in our “Year Over Year Comparison” section.

Total gross margin increased $14.6 million in the three month period ended March 31, 2013 when compared to the corresponding period in 2012. The increase was largely the result of a $10.5 million improvement in our homebuilding operations with the remainder due to our financial services operations. With respect to our homebuilding operations, the improvement was primarily due to an $11.3 million increase in housing gross margin when compared to the first quarter of 2012 offset in part by an increase of $0.8 million in land impairments taken during the first quarter of 2013. The increase in housing gross margin resulted from the 14% increase in the average sales price of homes delivered and the 120 unit increase in homes delivered offset, in part, by an increase in construction costs. The increased sales prices were driven primarily by continued performance in our newer communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets, a shift in the mix of homes delivered to higher priced and larger homes and improving market conditions, allowing for more pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher construction costs related to both the mix of homes delivered as well as cost increases associated with improving housing industry market conditions and normal supply and demand dynamics. In the first quarter of 2013, we were able to pass a portion of the higher construction costs to our homebuyers in the form of higher sales prices and lower incentives and we believe we will continue to be able to pass on such costs, if any, during the remainder of 2013.

Selling, general and administrative expense increases of $5.6 million in the first quarter of 2013 offset, in part, our increase in gross margin discussed above. Selling expense increased $2.1 million to $13.1 million in the first quarter of 2013 from $11.0 million in the first quarter of 2012, but declined as a percent of revenue to 6.9% in the first quarter of 2013 from 8.4% in the first quarter of 2012. Variable selling expense for sales commissions contributed $2.2 million to the increase due to the increase in the number of homes delivered and the higher average sales price. General and administrative expense increased $3.5 million, from $12.5 million for the three months ended March 31, 2012 to $16.0 million in the first quarter of 2013, but declined as a percent of revenue from 9.5% in the first quarter of 2012 to 8.4% in the same period in 2013. The increase in general and administrative expense was primarily due to an increase in share-based and variable compensation expense related to the improvement in our operating performance in the first quarter of 2013 compared to the first quarter of 2012 and an increase in real estate taxes due to our increased land acquisitions. Overall, our selling, general and administrative expense was 15.3% of revenue in the first quarter of 2013 compared to 17.9% in the same period in 2012.

Interest expense for the Company decreased $0.3 million, from $4.6 million in the three months ended March 31, 2012 to $4.3 million in the three months ended March 31, 2013. This decrease was primarily the result of higher capitalized interest related to our increased land development during the first quarter of 2013 compared to prior year as well as a decline in our weighted average borrowing rate from 9.03% in the first quarter of 2012 to 8.16% for first quarter of 2013. Partially offsetting these impacts was an increase in our weighted average borrowings from $280.4 million in 2012's first quarter to $348.4 million in 2013's first quarter.

Our mortgage company's capture rate decreased from 80% for the three months ended March 31, 2012 to 77% for the three months ended March 31, 2013 primarily due to a higher percentage of our homes delivered being in Texas where our financial services operations are not fully in place, as is typical in newer markets. Capture rate is influenced by financing availability and can fluctuate up or down from period to period.

We reported an effective tax rate of 6.1% in the first quarter of 2013 compared to 27.2% for the first quarter of 2012. The decrease in our effective tax rate for the first quarter of 2013 is related to a $1.2 million benefit recorded during the first quarter of 2012 reflecting the favorable outcome of certain prior year tax positions. The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our full deferred tax asset valuation allowance. During the three months ended March 31, 2013, we reduced our deferred tax assets and related valuation allowance by $1.8 million.

Summary of Operational Results

In addition to the improving financial results noted above, our operational metrics also generally improved. We achieved a 37% increase in our new contracts, a 48% increase in the number of homes in our backlog, and a 60% increase in the overall sales value of our backlog in the first quarter of 2013 compared to the same period in 2012. Furthermore, we continue to invest in communities and markets that we believe are helping us attain improved profitability as housing markets improve and enhance our ability to establish market share and create a platform for future growth in our current markets. During the three months ended March 31, 2013, we opened 15 new communities and closed 11 older communities. We have continued to make progress selling the remaining homes in our older communities, which have lower margins.  For the first quarter of 2013, we reduced the number of homes delivered in older communities (defined as communities opened before January 1, 2009) to less than 25% of our total homes delivered during the quarter, compared to 37% of the total homes delivered during the first quarter of 2012. Additionally, our absorption rates per community improved from 2.1 in the prior year's first quarter to 2.6 in the current year's first quarter.

Outlook

Looking ahead, we believe that the homebuilding industry will continue to improve.  Given this expectation, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives throughout the remainder of 2013:

•	profitably growing our presence in our existing markets;

•	strategically investing in new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product design, and premier locations.

With these objectives and improving market conditions in mind, we took a number of steps in fiscal 2012 and the first quarter of 2013 to position the Company for continued improvement throughout 2013 and beyond, including investing $44.4 million in land acquisition and $15.7 million in land development in the first quarter of 2013 to help grow our presence in our existing markets. We currently estimate that for fiscal 2013, we will spend approximately $275 million to $325 million on land purchases and land development.

We ended the quarter with $272.6 million of cash, no outstanding borrowings under our $140 million credit facility at March 31, 2013, and a 38% net debt to net capital ratio. We used $50.4 million of cash to redeem 2,000 of our Series A Preferred Shares on April 10, 2013.

The following table shows, by segment, revenue; homebuilding gross margin; selling, general and administrative expense; operating income (loss); and interest expense for the three months ended March 31, 2013 and 2012, as well as the Company’s income (loss) before income taxes for such periods:

	Three Months Ended March 31,
(In thousands)	2013	2012
Revenue:
Midwest homebuilding	$60,702	$56,953
Southern homebuilding	50,961	29,072
Mid-Atlantic homebuilding	70,654	40,784
Financial services (b)	8,410	4,316
Total revenue	$190,727	$131,125

Gross margin:
Midwest homebuilding (a)	$9,189	$7,992
Southern homebuilding (a)	9,786	5,279
Mid-Atlantic homebuilding (a)	10,929	6,113
Financial services (b)	8,410	4,316
Total gross margin	$38,314	$23,700

Selling, general and administrative expense:
Midwest homebuilding	$6,988	$6,881
Southern homebuilding	6,695	4,394
Mid-Atlantic homebuilding	6,584	5,652
Financial services (b)	2,955	1,880
Corporate	5,866	4,661
Total selling, general and administrative expense	$29,088	$23,468

Operating income (loss):
Midwest homebuilding (a)	$2,201	$1,111
Southern homebuilding (a)	3,091	885
Mid-Atlantic homebuilding (a)	4,345	461
Financial services (b)	5,455	2,436
Corporate	(5,866)	(4,661)
Total operating income	$9,226	$232

Interest expense:
Midwest homebuilding	$1,474	$1,726
Southern homebuilding	1,304	802
Mid-Atlantic homebuilding	1,244	1,710
Financial services (b)	318	368
Total interest expense	$4,340	$4,606

Income (loss) before income taxes	$4,886	$(4,374)

(a)
For the three months ended March 31, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $0.9 million and $0.1 million, respectively. These charges reduced gross margin and operating income by $0.9 million and $0.1 million in the Midwest region for the three months ended March 31, 2013 and 2012, respectively, and less than $0.1 million in the Southern and Mid-Atlantic regions for the three months ended March 31, 2012, respectively. There were no charges in the Mid-Atlantic or Southern regions for the three months ended March 31, 2013.

(b)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

The following tables show total assets by segment at March 31, 2013 and December 31, 2012:

	At March 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,005	$5,358	$3,167	$—	$10,530
Inventory (a)	198,812	185,314	182,983	—	567,109
Investments in Unconsolidated LLCs	5,630	16,645	—	—	22,275
Other assets	5,807	10,204	8,187	344,540	368,738
Total assets	$212,254	$217,521	$194,337	$344,540	$968,652

	At December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in Unconsolidated LLCs	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Midwest Region
Homes delivered	232	233
New contracts, net	349	340
Backlog at end of period	535	494
Average sales price per home delivered	$262	$242
Average sales price of homes in backlog	$270	$257
Aggregate sales value of homes in backlog	$144,480	$127,027
Revenue homes	$60,702	$56,428
Revenue third party land sales	$—	$525
Operating income homes	$2,849	$1,206
Operating loss land	$(648)	$(95)
Number of active communities	61	56
Southern Region
Homes delivered	191	133
New contracts, net	378	214
Backlog at end of period	528	245
Average sales price per home delivered	$258	$217
Average sales price of homes in backlog	$280	$242
Aggregate sales value of homes in backlog	$147,679	$59,171
Revenue homes	$49,258	$28,866
Revenue third party land sales	$1,703	$206
Operating income homes	$2,061	$888
Operating income (loss) land	$1,030	$(3)
Number of active communities	39	31
Mid-Atlantic Region
Homes delivered	204	141
New contracts, net	320	210
Backlog at end of period	322	194
Average sales price per home delivered	$332	$289
Average sales price of homes in backlog	$339	$336
Aggregate sales value of homes in backlog	$109,026	$65,181
Revenue homes	$67,830	$40,784
Revenue third party land sales	$2,824	$—
Operating income homes	$3,736	$461
Operating income land	$609	$—
Number of active communities	35	35
Total Homebuilding Regions
Homes delivered	627	507
New contracts, net	1,047	764
Backlog at end of period	1,385	933
Average sales price per home delivered	$284	$249
Average sales price of homes in backlog	$290	$269
Aggregate sales value of homes in backlog	$401,186	$251,379
Revenue homes	$177,790	$126,078
Revenue third party land sales	$4,527	$731
Operating income homes	$8,646	$2,555
Operating income (loss) land	$991	$(98)
Number of active communities	135	122
Financial Services
Number of loans originated	497	461
Value of loans originated	$121,244	$97,255

Revenue	$8,410	$4,316
Selling, general and administrative expense	2,955	1,880
Interest expense	318	368
Income before income taxes	$5,137	$2,068

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Midwest	19.0%	15.4%
Southern	14.3%	16.1%
Mid-Atlantic	9.9%	11.0%

Total cancellation rate	14.7%	14.4%

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

Year Over Year Comparison

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Midwest Region. Our Midwest region had operating income of $2.2 million for the three months ended March 31, 2013, a $1.1 million increase from our operating income of $1.1 million for the three months ended March 31, 2012. The increase in operating income was primarily the result of improvement in our homebuilding revenue and related gross margin percentage offset, in part, by a $0.8 million increase in asset impairment charges taken during the period.

For the quarter ended March 31, 2013, homebuilding revenue in our Midwest region increased $3.7 million, from $57.0 million for the first quarter of 2012 to $60.7 million for the first quarter of 2013, and our homebuilding gross margin improved by $1.2 million, yielding a gross margin percentage of 15.1% for the quarter ended March 31, 2013 compared to 14.0% for the same period in 2012, inclusive of impairment charges. The 6% increase in homebuilding revenue was the result of an 8% increase in the average sales price of homes delivered. The improvement in our gross margin in the first quarter of 2013 compared to first quarter of 2012 was primarily due to the improvements in the average sales price of homes delivered ($20,000 per home delivered). Partially offsetting this improvement was an $0.8 million increase in asset impairment charges taken in the first quarter of 2013 compared to 2012's first quarter and higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $0.1 million from $6.9 million for the quarter ended March 31, 2012 to $7.0 million for the quarter ended March 31, 2013 and was relatively flat as a percentage of revenue compared to prior year, ending at 12% for the three months ended March 31, 2013.

During the first quarter of 2013, we opened four new communities in our Midwest region compared to three during 2012's first quarter. We also had a 3% increase in new contracts in our Midwest region for the three months ended March 31, 2013, from 340 in the first quarter of 2012 to 349 for the same period in 2013. Backlog increased 8% from 494 homes at March 31, 2012 to 535 homes at March 31, 2013, with an average sales price in backlog of $270,000 at March 31, 2013 compared to $257,000 at March 31, 2012. Our monthly absorption rate in our Midwest region decreased slightly to 1.9 per community in the first quarter of 2013 compared to 2.0 per community in 2012's first quarter.

Southern Region. Our Southern region had operating income of $3.1 million for the quarter ended March 31, 2013, a $2.2 million increase from our operating income of $0.9 million for the first quarter of 2012. The increase in operating income was primarily the result of improvement in our homebuilding revenue and related gross margin percentage as well as $1.0 million of profit relating to the sale of land to third parties, offset, in part, by a $2.3 million increase in selling, general, and administrative expense.

During the three months ended March 31, 2013, homebuilding revenue in our Southern region increased $21.9 million, from $29.1 million in the first quarter of 2012 to $51.0 million in the first quarter of 2013, and homebuilding gross margin improved $4.5 million, yielding a gross margin percentage of 19.2% in the first quarter of 2013 compared to 18.2% in the same period in 2012. This 75% increase in homebuilding revenue was the result of a 44% increase in the number of homes delivered (58 units) and a 19% increase in the average sales price of homes delivered ($41,000 per home delivered) as well as an increase of $1.5 million in land sale revenue. The improvement in our gross margin from the first quarter of 2012 resulted primarily from the improvements in the average sales price of homes delivered and the number of homes delivered as well as a $1.0 million profit from the sale of land. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $2.3 million from $4.4 million in the first quarter of 2012 to $6.7 million in the first quarter of 2013 but decreased as a percentage of revenue to 13% in 2013's first quarter from 15% in 2012's first quarter. Selling expense increased $1.2 million while general and administrative expense increased $1.1 million. The selling expense increase was primarily due to a $0.9 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered. The increase in general and administrative expense was primarily due to a $0.5 million increase in variable compensation expenses associated with the improved operating performance in this region and a $0.4 million increase in land-related expenses.

During the three months ended March 31, 2013, we opened six new communities in our Southern region compared to five new communities opened during 2012's first quarter. We experienced a 77% increase in new contracts in our Southern region during the first quarter of 2013, from 214 in the first quarter of 2012 to 378 for the quarter ended March 31, 2013. Backlog increased 116% from 245 homes at March 31, 2012 to 528 homes at March 31, 2013, with an average sales price in backlog of $280,000 at March 31, 2013 compared to $242,000 at March 31, 2012. Our monthly absorption rate in our Southern region increased to 3.3 per community in the first quarter of 2013 compared to 2.4 per community in the first quarter of 2012.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $4.3 million for the quarter ended March 31, 2013, a $3.8 million increase from our operating income of $0.5 million in the first quarter of 2012. This increase was primarily due to the increase in our homebuilding revenue and related gross margin percentage as well as $0.6 million of profit relating to the sale of land to third parties, offset in part, by a $0.9 million increase in selling, general and administrative expense.

For the three month period ended March 31, 2013, homebuilding revenue in our Mid-Atlantic region increased $29.9 million from $40.8 million in the first quarter of 2012 to $70.7 million in the first quarter of 2013, and our homebuilding gross margin improved $4.8 million compared to the first quarter of 2012, yielding a gross margin percentage of 15.5% for the quarter ended March 31, 2013 compared to 15.0% for the quarter ended March 31, 2012. This 73% increase in revenue was the result of a 15% increase in the average sales price of homes delivered ($43,000 per home delivered) a 45% increase in the number of homes delivered (63 units), and an increase of $2.8 million in land sale revenue. The improvement in our gross margin compared to the first quarter of 2012 was primarily due to the improvements in average sales price of homes delivered and number of homes delivered as well as a $0.6 million profit from the sale of land. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply/demand dynamics.

Selling, general and administrative expense increased $0.9 million from $5.7 million in the first quarter of 2012 to $6.6 million in the first quarter of 2013 and decreased as a percentage of revenue to 9% for the quarter ended March 31, 2013 from 14% for the same period in 2012. The increase was primarily due to a $1.2 million increase in variable selling expenses, which resulted from the increase in sales commissions due to the higher average sales price of homes delivered and number of homes delivered.

During the three months ended March 31, 2013, we opened five new communities in our Mid-Atlantic region compared to two new communities opened during the same period in 2012. We experienced a 52% increase in new contracts, from 210 in the first quarter of 2012 to 320 in the first quarter of 2013. Backlog increased 66% from 194 homes at March 31, 2012 to 322 homes at March 31, 2013, with an average sales price in backlog of $339,000 at March 31, 2013 compared to $336,000 at March 31, 2012. Our monthly absorption rate in our Mid-Atlantic region was 3.1 per community in the first quarter of 2013, compared to 2.0 per community in the first quarter of 2012.

Financial Services. Revenue from our mortgage and title operations increased $4.1 million (95%) from $4.3 million in the first quarter of 2012 to $8.4 million in the first quarter of 2013 as a result of several factors: (1) an 8% increase in the number of loan originations, from 461 in the first quarter of 2012 to 497 in the first quarter of 2013; (2) a 16% increase in the average loan amount from $211,000 in the quarter ended March 31, 2012 to $244,000 in the quarter ended March 31, 2013; (3) higher margins on our loans sold than we experienced in 2012's first quarter; and (4) additional revenue due to retaining mortgage servicing rights. We ended 2013's first quarter with a $3.0 million increase in operating income compared to 2012's first quarter, which was primarily due to the increase in revenue discussed above. Offsetting these improvements was a $1.1 million increase in selling, general, and administrative expense for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to a $0.6 million increase in payroll related expenses and a $0.4 million increase in expenses related to mortgage loans sold.

At March 31, 2013, M/I Financial provided financing services in all of our markets. Approximately 77% of our homes delivered during the first quarter of 2013 were financed through M/I Financial compared to 80% in the first quarter of 2012. The decrease in our overall capture rate was due to a higher percentage of our homes delivered being in Texas where our financial services operations are not fully in place, as is typical in newer markets. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.2 million, from $4.7 million in the first quarter of 2012 to $5.9 million in the first quarter of 2013. The increase was primarily due to a $0.8 million increase in share based and variable incentive compensation associated with our improved financial performance and a $0.5 million increase related to professional expenses pursuant to our growth in operations and assets.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

At March 31, 2013, we had $272.6 million of cash, cash equivalents and restricted cash, with $263.1 million of this amount comprised of unrestricted cash and cash equivalents. We believe that our balance of unrestricted cash and available borrowing options, including availability under the Company's $140 million secured revolving credit facility (the “Credit Facility”), and proceeds from home deliveries and other sources of liquidity, will be sufficient to fund currently anticipated working capital needs, investment in land and land development, construction of homes, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to issue new debt and/or equity securities as management deems necessary.

In March 2013, the Company issued (1) $86.3 million aggregate principal amount of its 2018 Convertible Senior Subordinated Notes and (2) 2.461 million of its common shares, for aggregate combined net proceeds of $137.3 million. In connection with these issuances, we announced our intention to redeem 2,000 of our outstanding Series A Preferred Shares (or 50% of the Series A Preferred Shares outstanding). On April 10, 2013, we redeemed such shares for $50.4 million in cash.

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

At March 31, 2013 and December 31, 2012, our ratio of net debt to net capital was 38% and 39%, respectively. Our ratio of net debt to net capital is calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Operating Cash Flow Activities

During the three month period ended March 31, 2013, we generated $8.6 million of cash in our operating activities, compared to cash used in operating activities of $7.7 million in the first three months of 2012. As is typical in the homebuilding industry, our primary uses of cash in operating our business are for land purchases, land development expenditures, home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash is typically revenues from home deliveries, along with revenues from our financial services operations.

The net increase of $16.3 million in cash provided by operating activities during the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a $1.1 million decrease in the net change in total inventory, a $9.6 million increase in the change in accounts payable, and a $7.8 million shift from a net loss of $3.2 million in the first quarter of 2012 to net income of $4.6 million in the first quarter of 2013 (more fully described within the “Summary of Financial Results” section above), offset, in part, by net changes in other liabilities ($0.8 million) and accrued compensation ($4.5 million).
Due to our debt and equity offerings in both the third quarter of 2012 and the first quarter of 2013, as well as our net earnings for the year ended December 31, 2012 and the three months ended March 31, 2013, we had the flexibility in the first quarter of 2013 to invest capital to grow our operations. During the first quarter of 2013, we spent $44.4 million on land purchases and $15.7 million on land development, for a total land spend of $60.1 million. In the normal course of our business, in addition to our land purchases, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have deposits and prepaid acquisition costs totaling $18.0 million as of March 31, 2013 as consideration for the right to purchase land and lots in the future, including the right to purchase $301.7 million of land and lots during 2013 through 2019.

Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that during 2013, we will spend approximately $275 million to $325 million on land purchases and land development, including the $60.1 million spent during the first quarter of 2013. However, land transactions are subject to a number of factors, including our financial condition and market conditions. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2013 is driven primarily by our growth objectives and the ability of our divisions to contract for land in our markets on terms that meet our risk and return targets. In addition, we expect a larger portion of our land investment will continue to shift from finished lot purchases to land acquisition and development, which will result in increased inventory levels. Over the past several years, the majority of our land investments have been purchases of finished lots in most of our markets. During 2012 and into the first three months of 2013, we have begun increasing the amount of our investments in undeveloped land and our land development spending as the availability of finished lots in attractive locations declined in many of our markets.
Investing Cash Flow Activities

During the first three months of 2013, we used $12.7 million of cash for investing activities, compared to generating $27.3 million of cash from investing activities in the first quarter of 2012. The difference was primarily due to the change in restricted cash, which decreased $28.4 million from the first quarter of 2012, primarily as a result of an amendment to the Company's $140 million secured revolving credit facility (the "Credit Facility") in January of 2012, allowing the Company to release $25.0 million of restricted cash that had been pledged to the lenders under the Credit Facility. At March 31, 2013, restricted cash consisted of homebuilding cash the Company had pledged as collateral in accordance with our secured Letter of Credit Facilities. In addition, we increased our investment in Unconsolidated LLCs by $11.5 million during the first quarter of 2013 primarily due to a joint investment with another builder in a land development in our Southern region.

Financing Cash Flow Activities

For the three months ended March 31, 2013, we generated $121.7 million of cash from our financing activities, compared to using $12.5 million of cash during the three months ended March 31, 2012. The increase in cash generated was primarily the result of the net proceeds of $137.3 million received from our concurrent issuances of $86.3 million aggregate principal amount of our 2018 Convertible Senior Subordinated Notes and 2.461 million of our common shares in March 2013. Partially offsetting this was an decrease in borrowings from our financial services operations of $14.8 million.

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

Included in the table below is a summary of our available sources of cash from financing sources as of March 31, 2013:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	12/31/2014	$—	$46,304
Notes payable – financial services (b)	3/28/2014	$53,126	$319

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

(b)
The available amount is computed in accordance with the borrowing base calculations under M/I Financial Corp.'s $80 million secured mortgage warehousing agreement as amended and restated on March 29, 2013 (the “MIF Mortgage Warehousing Agreement”) and M/I Financial's mortgage repurchase agreement dated November 13, 2012, as amended (the “MIF Mortgage Repurchase Facility”), each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements is $95 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 28, 2014 and the MIF Mortgage Repurchase Facility has an expiration date of November 12, 2013.

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

Borrowings under the Credit Facility are at the Alternate Base Rate plus a margin of 350 basis points or at the Eurodollar Rate plus a margin of 450 basis points. As of March 31, 2013, the Company had no outstanding borrowings and $15.9 million of issued and outstanding letters of credit under the Credit Facility.

The Company's obligations under the Credit Facility are secured by certain personal property of the Company and the subsidiary guarantors, including the equity interests in the subsidiary guarantors, and by certain real property in Ohio, Indiana, Illinois and North Carolina.
Availability under the Credit Facility is based on a borrowing base equal to 100% of cash, if any, pledged as security, plus 45% of the aggregate appraised value of mortgaged real property, plus up to $25 million of availability based on 35% of the aggregate book value of mortgaged real property for which appraisals and other requirements have not been completed, for a period of up to 120 days. The borrowing base also includes certain limits on the percentage of real property in a single geographic market and on the percentage of real property consisting of lots under development and unimproved land. As of March 31, 2013, there was $62.2 million of availability under the Credit Facility in accordance with the borrowing base calculation, and $15.9 million of letters of credit outstanding under the Credit Facility, leaving $46.3 million of remaining availability, and the Company had pledged $154.9 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Credit Facility. The Company can create additional borrowing availability under the Credit Facility to the extent it pledges additional assets. The borrowing availability can also be increased by increasing investments in assets currently pledged, offset by decreases equal to the collateral value of homes delivered that are within the pledged asset pool.

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
The Credit Facility is governed by a Credit Agreement dated June 9, 2010, as amended (the “Credit Agreement”), which was most recently amended on January 31, 2012. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants. The covenants, as more fully described and defined in the Credit Agreement, require, among other things, that the Company:

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

•
Not incur any liens except for liens permitted by the Credit Agreement, which include liens on the permitted amount of secured indebtedness and liens incurred in the normal operation of the Company's homebuilding and related business.

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

As of March 31, 2013, the Company was in compliance with all financial covenants of the Credit Facility. The following table summarizes the restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2013:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$205.6	$333.1
Leverage Ratio	≤	1.5 to 1.0	1.3 to 1.0
Interest Coverage Ratio (a)	≥	1.5 to 1.0	2.8 to 1.0
Adjusted Cash Flow Ratio (a)	≥	1.5 to 1.0	(0.3) to 1.0
Secured Indebtedness (Excluding Secured Letters of Credit)	<	$25.0	$6.0
Adjusted Land Value	≤	$366.4	$146.6
Investments in Non-Guarantor Subsidiaries, Financial Subsidiaries and Joint Ventures	≤	$99.9	$15.9
Unsold Housing Units and Model Homes	≤	1,060	559

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

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $8.0 million, for a combined letter of credit capacity of $18.0 million, of which $2.8 million was uncommitted at March 31, 2013 and could be withdrawn at any time. As of March 31, 2013, there was a total of $9.0 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $9.1 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. In March 2013, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement, which, among other things, increased the maximum borrowing availability from $70.0 million to $80.0 million and provided for an optional increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions), extended the expiration date to March 28, 2014, and increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines from $100.0 million to $125.0 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.50%.

The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.

As of March 31, 2013, there was $53.1 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all financial covenants. The covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial's compliance with such covenants as of March 31, 2013:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.22 to 1.00
Liquidity	≥	$5.0	$16.0
Adjusted Net Income	>	$0.0	$7.0
Tangible Net Worth	≥	$10.0	$14.4

MIF Mortgage Repurchase Facility. In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity.

The MIF Mortgage Repurchase Facility has an expiration date of November 12, 2013 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate of the floating LIBOR rate plus 350 or 412.5 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2013, there was $14.5 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of March 31, 2013.

Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year beginning on September 1, 2013. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the 2018 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

On or after March 6, 2016, the Company may redeem for cash any or all of the 2018 Convertible Senior Subordinated Notes (except for any 2018 Convertible Senior Subordinated Notes that the Company is required to repurchase in connection with a fundamental change), but only if the last reported sale price of the Company's common shares exceeds 130% of the applicable conversion price for the 2018 Convertible Senior Subordinated Notes on each of at least 20 applicable trading days. The 20 trading days do not need to be consecutive, but must occur during a period of 30 consecutive trading days that ends within 10 trading days immediately prior to the date the Company provides the notice of redemption. The redemption price for the 2018 Convertible Senior Subordinated Notes to be redeemed will equal 100% of the principal amount, plus accrued and unpaid interest, if any.

In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year beginning on March 15, 2013. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events (none of which has occurred as of March 31, 2013). The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and the 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and will be subordinated in right of payment to our existing and future senior indebtedness. The 2017 Convertible Senior Subordinated Notes will also be effectively subordinated to our existing and future secured indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that the Company may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes. In November 2010, the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million.

The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture governing the 2018 Senior Notes. The 2018 Senior Notes and the related guarantees are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.

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

These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of March 31, 2013, the Company was in compliance with all terms, conditions, and financial covenants under the indenture.

The “restricted payments basket,” as defined in the indenture, is equal to $40 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010 and excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. At March 31, 2013, our restricted payments basket had a positive balance of $95.7 million. As a result, we are permitted to make Investments (in addition to Permitted Investments) and/or to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance.

On March 11, 2013, the Company announced its intention to redeem 2,000 shares of our outstanding Series A Preferred Shares. Such shares were redeemed on April 10, 2013, for $50.4 million of cash, which will reduce the restricted payments basket with respect to our 2018 Senior Notes by that amount. See “Preferred Shares” below for more information.

Weighted Average Borrowings. For the three months ended March 31, 2013 and 2012, our weighted average borrowings outstanding were $348.4 million and $280.4 million, respectively, with a weighted average interest rate of 8.16% and 9.03%, respectively. The increase in borrowings was primarily the result of the issuance of the $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012 and the issuance of the $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013. Our rate decreased primarily due to the addition of our two convertible debt issuances, which have significantly lower interest rates compared to our debt outstanding in the same period in 2012.

At March 31, 2013, we had no outstanding borrowings under the Credit Facility nor did we borrow under the Credit Facility during the three months ended March 31, 2013. We do not expect to incur borrowings under the Credit Facility during the second quarter of 2013. To the extend we elect to borrow under the Credit Facility in the second quarter of 2013, the actual amount borrowed will vary depending on various factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home closings, as well as other cash receipts and payments.  We experience significant variation in cash and, to the extent we borrow under the Credit Facility, Credit Facility balances from week to week due to the timing of such receipts and payments.  The amount borrowed would also be impacted by any capital markets transactions or additional financing executed by the Company during the quarter, if any.

There were $15.9 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2013. During the three months ended March 31, 2013, the average daily amount of letters of credit outstanding under the Credit Facility was $16.3 million and the maximum amount of letters of credit outstanding under the Credit Facility was $17.3 million.

At March 31, 2013, M/I Financial had $53.1 million outstanding under the MIF Mortgage Warehousing Agreement.  During the quarter ended March 31, 2013, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $24.9 million and the maximum amount outstanding was $61.3 million.

At March 31, 2013, M/I Financial had $14.5 million outstanding under the MIF Mortgage Repurchase Facility.  During the first quarter of 2013, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $5.9 million and the maximum amount outstanding was $14.5 million.

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

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $95.7 million at March 31, 2013. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket.

On March 11, 2013, the Company announced its intention to redeem 2,000 of our outstanding Series A Preferred Shares. Such shares were redeemed on April 10, 2013 for $50.4 million of cash, which will reduce the restricted payments basket with respect to our 2018 Senior Notes by that amount. In addition, although not yet declared, our board of directors has determined that we will pay the quarterly dividend on our Series A Preferred Shares for the second quarter of 2013 (with such dividend being payable on June 17, 2013 to holders of record on June 1, 2013). The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.

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

In March 2013, we issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes and $57.8 million of common shares in addition to the $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes and $44.6 million of common shares we issued in September 2012, all pursuant to the universal shelf registration statement. See “Overview of Capital Resources and Liquidity” above for more information regarding these issuances. As of March 31, 2013, approximately $3.8 million remained available for future offerings under the universal shelf registration statement.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, except for obligations related to the issuance of our 2018 Convertible Senior Subordinated Notes described above in “Liquidity and Capital Resources” and our redemption of 2,000 of our outstanding Series A Preferred Shares on April 10, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

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

Unconsolidated Limited Liability Companies.  In order to minimize our investment and risk of land exposure in a single location, we periodically partner with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture partnerships where a special purpose entity is established to own the property, we enter into limited liability company arrangements

(“Unconsolidated LLCs”) or other joint development arrangements with the other partners to develop the land. The Company's interest in these entities as of March 31, 2013 ranged from 50% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. The Company is required to evaluate these Unconsolidated LLCs to determine whether they meet the criteria of a variable interest entity (“VIE”). These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity. If it is determined that we are the primary beneficiary, we must first determine if we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to benefit from or absorb a potentially significant amount of the VIE's expected gains or losses, respectively.

As of March 31, 2013, we have determined that one of the Unconsolidated LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. All of our other entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors. However, we have determined that we do not have substantive control over any of these entities, including our VIE; therefore, they are recorded using the equity method of accounting and do not require consolidation into our financial statements. We believe that the Company's maximum exposure related to its investment in these entities as of March 31, 2013 is the amount invested of $24.8 million (which includes a $2.5 million note due to the Company from one of the Unconsolidated LLCs), though we expect to invest further amounts in these LLCs as development of the properties progresses.

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

At March 31, 2013, “Consolidated Inventory Not Owned” included $17.0 million under options contracts that were deemed to be VIEs and where we were considered the primary beneficiary of the VIE. Of this balance, $1.1 million related to specific performance obligations. At March 31, 2013, the corresponding liability of $17.0 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of March 31, 2013 related to our land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $18.0 million, including cash deposits of $10.5 million, prepaid acquisition costs of $2.7 million and letters of credit of $4.7 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2013, the Company had outstanding $65.9 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through February 2018.  Included in this total are: (1) $37.6 million of performance bonds and $13.9 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $10.9 million of financial letters of credit; and (3) $3.4 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  The risks associated with these guarantees are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 6 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit and mortgage repurchase facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $235 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
Description of financial instrument (in thousands)	2013	2012
Best-effort contracts and related committed IRLCs	$1,820	$1,184
Uncommitted IRLCs	36,407	25,854
FMBSs related to uncommitted IRLCs	38,000	26,000
Best-effort contracts and related mortgage loans held for sale	3,969	25,441
FMBSs related to mortgage loans held for sale	50,766	44,000
Mortgage loans held for sale covered by FMBSs	50,962	44,524

The table below shows the measurement of assets and liabilities at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2013	2012
Mortgage loans held for sale	$57,721	$71,121
Forward sales of mortgage-backed securities	(77)	253
Interest rate lock commitments	194	1
Best-efforts contracts	(126)	(3)
Total	$57,712	$71,372

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Description (in thousands)	2013	2012
Mortgage loans held for sale	$924	$(597)
Forward sales of mortgage-backed securities	(330)	765
Interest rate lock commitments	193	(47)
Best-efforts contracts	(123)	71
Total gain recognized	$664	$192

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2013:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	3/31/2013
ASSETS:
Mortgage loans held for sale:
Fixed rate	$57,787	$—	$—	$—	$—	$—	$57,787	$56,653
Weighted average interest rate	3.46%	—%	—%	—%	—%	—%	3.46%
Variable rate	1,078	—	—	—	—	—	1,078	1,068
Weighted average interest rate	2.28%	—%	—%	—%	—%	—%	2.28%

LIABILITIES:
Long-term debt — fixed rate	$—	$—	$—	$—	$57,500	$316,250	$373,750	$416,372
Weighted average interest rate	—%	—%	—%	—%	3.25%	7.09%	6.50%
Short-term debt — variable rate	53,126	—	—	—	—	—	53,126	53,126
Weighted average interest rate	3.55%	—%	—%	—%	—%	—%	3.55%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2009, a resident of Florida and an owner of one of our homes filed a complaint in the United States District Court for the Southern District of Ohio, on behalf of himself and other similarly situated owners and residents of homes in the United States or alternatively in Florida, against the Company and certain other identified and unidentified parties (the “Initial Action”). The plaintiff alleged that the Company built his home with defective drywall, manufactured and supplied by certain of the defendants, that contains sulfur or other organic compounds capable of harming the health of individuals and damaging property. The plaintiff alleged physical and economic damages and sought legal and equitable relief, medical monitoring and attorney's fees. The Company filed a responsive pleading on or about April 30, 2009. The Initial Action was consolidated with other similar actions not involving the Company and transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation for coordinated pre-trial proceedings (collectively, the “In Re: Chinese Manufactured Drywall Product Liability Litigation”). In connection with the administration of the In Re: Chinese Manufactured Drywall Product Liability Litigation, the same homeowner and nine other homeowners were named as plaintiffs in omnibus class action complaints filed in and after December 2009 against certain identified manufacturers of drywall and others (including the Company), including one homeowner named as a plaintiff in an omnibus class action complaint filed in March 2010 against various unidentified manufacturers of drywall and others (including the Company) (collectively, the “MDL Omnibus Actions”). As they relate to the Company, the Initial Action and the MDL Omnibus Actions address substantially the same claims and seek substantially the same relief. The Company has entered into agreements with several of the homeowners named as plaintiffs pursuant to which the Company agreed to make repairs to their homes consistent with repairs made to the homes of other homeowners. As a result of these agreements, the Initial Action has been resolved and dismissed, and seven of the nine other homeowners named as plaintiffs in omnibus class action complaints have dismissed their claims against the Company. One of the two remaining plaintiffs has also filed a complaint in Florida state court asserting essentially the same claims and seeking substantially the same relief as asserted in the MDL Omnibus Actions. The court in the MDL Omnibus Actions has entered an order and judgment certifying various settlement classes and granting final approval of various class settlements, including a global class action settlement, which is intended to resolve all Chinese drywall-related claims of and against those who participate in the settlement. The time to appeal that order and judgment lapsed without any appeals. The Company has elected to participate in the global settlement. Further, to our knowledge none of our homeowners elected to opt out of the class and, therefore, we believe the global settlement resolves all claims against the Company. Our total obligation as a defendant under the global settlement was not material and has been paid. We expect to receive proceeds under some of the settlements based on repairs we made to homes impacted by defective drywall. The Company also continues to pursue recovery against various manufacturers, suppliers, insurance companies and others for damages resulting from the defective drywall.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The mortgage warehousing agreement of our financial services segment will expire in March 2014.

M/I Financial is party to an $80 million secured mortgage warehousing agreement, as amended and restated on March 29, 2013, among M/I Financial, the lenders party thereto and the administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage Warehousing Agreement to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement will expire on March 28, 2014. If we are unable to renew or replace the MIF Restated Mortgage Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.

The terms of our indebtedness may restrict our ability to operate and, if our financial performance declines, we may be unable to maintain compliance with the covenants in the documents governing our indebtedness.

The Credit Facility and the indenture governing our 2018 Senior Notes impose restrictions on our operations and activities. These restrictions, and/or our failure to comply with the terms of our indebtedness, could have a material adverse effect on our results of operations, financial condition and ability to operate our business.

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

In addition, while the indentures governing the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes do not contain any financial or operating covenants relating to or restrictions on the payment of dividends, the incurrence of indebtedness or the repurchase or issuance of securities by us or any of our subsidiaries, such indentures do impose certain other requirements on us, such as the requirement to offer to repurchase the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes upon a fundamental change, as defined in the indentures. Our failure to comply with the requirements contained in the indentures governing the 2017 Convertible Senior Subordinated Notes and/or the 2018 Convertible Senior Subordinated Notes could result in a default under such indentures, in which case holders of the 2017 Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes, as applicable, may be entitled to cause the sums evidenced by such notes to become due immediately. The acceleration of our obligations under the 2017 Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes could have the same effect as an acceleration of the 2018 Senior Notes described above.

Our indebtedness could adversely affect our financial condition, and we and our subsidiaries may incur additional indebtedness, which could increase the risks created by our indebtedness.

As of March 31, 2013, we had approximately $381.8 million of indebtedness outstanding (excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility), $238.1 million of which was senior indebtedness, including $6.0 million of secured indebtedness, and we had $46.3 million of available borrowings with respect to secured indebtedness under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.

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

•
our debt level and the various covenants contained in the Credit Facility, the indentures governing the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors; and

•
the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2018 Senior Notes tendered to us upon the occurrence of a change of control or all of the 2017 Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes tendered to us upon the occurrence of a fundamental change, which in each case would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) of the Company's equity securities during the quarter ended March 31, 2013.  See Note 9 to our Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for more information regarding the limit imposed by the indenture governing our 2018 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

4.1
Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on September 11, 2012).

4.2
Supplemental Indenture, dated as of March 11, 2013, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed March 12, 2013).

4.3	Form of 3.0% Convertible Senior Subordinated Note due 2018 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A filed March 12, 2013).

4.4	Form of Guarantee of 3.0% Convertible Senior Subordinated Notes due 2018 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K/A filed March 12, 2013).

10.1
Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial Corp., as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2013).

10.2	Amendment No. 1 to Master Repurchase Agreement dated as of March 18, 2013 by and between M/I Financial Corp. and Sterling National Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	April 30, 2013	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	April 30, 2013	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on September 11, 2012).

4.2
Supplemental Indenture, dated as of March 11, 2013, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed March 12, 2013).

4.3	Form of 3.0% Convertible Senior Subordinated Note due 2018 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A filed March 12, 2013).

4.4	Form of Guarantee of 3.0% Convertible Senior Subordinated Notes due 2018 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K/A filed March 12, 2013).

10.1
Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial Corp., as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2013).

10.2	Amendment No. 1 to Master Repurchase Agreement dated as of March 18, 2013 by and between M/I Financial Corp. and Sterling National Bank. (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)