Form 10-Q
period 2013-06-30
M I HOMES INC
filed 2013-07-26
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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
Common shares, par value $.01 per share: 24,357,943 shares outstanding as of July 23, 2013.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2013	December 31, 2012

ASSETS:
Cash and cash equivalents	$166,252	$145,498
Restricted cash	12,478	8,680
Mortgage loans held for sale	51,491	71,121
Inventory	614,999	556,817
Property and equipment - net	10,267	10,439
Investment in Unconsolidated LLCs	28,648	11,732
Other assets	34,131	27,013
TOTAL ASSETS	$918,266	$831,300

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$61,888	$47,690
Customer deposits	15,472	10,239
Other liabilities	49,130	49,972
Community development district (“CDD”) obligations	3,870	4,634
Obligation for consolidated inventory not owned	1,881	19,105
Notes payable bank - financial services operations	50,442	67,957
Notes payable - other	9,429	11,105
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	—
Senior notes	227,870	227,670
TOTAL LIABILITIES	563,732	495,872

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 and 4,000 shares issued at June 30, 2013 and December 31, 2012, respectively; 2,000 and 4,000 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	48,163	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 27,092,723 and 24,631,723 shares at June 30, 2013 and December 31, 2012, respectively	271	246
Additional paid-in capital	234,926	180,289
Retained earnings	125,490	117,048
Treasury shares - at cost - 2,734,780 and 2,944,470 shares at June 30, 2013 and December 31, 2012, respectively	(54,316)	(58,480)
TOTAL SHAREHOLDERS' EQUITY	354,534	335,428
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$918,266	$831,300

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Revenue	$234,553	$170,994	$425,280	$302,119
Costs and expenses:
Land and housing	187,136	137,111	338,649	244,441
Impairment of inventory and investment in Unconsolidated LLCs	1,201	472	2,101	567
General and administrative	18,149	13,826	34,128	26,283
Selling	16,275	12,825	29,384	23,836
Interest	4,397	3,461	8,737	8,067
Total costs and expenses	227,158	167,695	412,999	303,194

Income (loss) before income taxes	7,395	3,299	12,281	(1,075)

Provision (benefit) for income taxes	131	95	430	(1,093)

Net income	$7,264	$3,204	$11,851	$18

Preferred dividends	1,219	—	1,219	—
Excess of fair value over book value of preferred shares redeemed	—	—	2,190	—

Net income to common shareholders	$6,045	$3,204	$8,442	$18

Earnings per common share:
Basic	$0.25	$0.17	$0.36	$—
Diluted	$0.25	$0.17	$0.36	$—

Weighted average shares outstanding:
Basic	24,271	18,833	23,278	18,803
Diluted	24,646	19,031	23,671	18,998

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Six Months Ended June 30, 2013
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2012	4,000	$96,325	21,687,253	$246	$180,289	$117,048	$(58,480)	$335,428
Net income	—	—	—	—	—	11,851	—	11,851
Fair value over carrying value of preferred shares redeemed	—	2,190	—	—	—	(2,190)	—	—
Dividends to shareholders, $609.375 per preferred share	—	—	—	—	—	(1,219)	—	(1,219)
Common share issuance	—	—	2,461,000	25	54,592	—	—	54,617
Reclassification of preferred shares redeemed	(2,000)	(50,352)	—	—		—	—	(50,352)
Stock options exercised	—	—	184,832	—	(1,031)	—	3,671	2,640
Stock-based compensation expense	—	—	—	—	1,316	—	—	1,316
Deferral of executive and director compensation	—	—	—	—	253	—	—	253
Executive and director deferred compensation distributions	—	—	24,858	—	(493)	—	493	—
Balance at June 30, 2013	2,000	$48,163	24,357,943	$271	$234,926	$125,490	$(54,316)	$354,534

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
OPERATING ACTIVITIES:
Net income	$11,851	$18
Adjustments to reconcile net income to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	2,101	823
Bargain purchase gain	—	(1,219)
Mortgage loan originations	(260,976)	(216,055)
Proceeds from the sale of mortgage loans	279,023	223,655
Fair value adjustment of mortgage loans held for sale	1,583	(104)
Depreciation	2,566	2,808
Amortization of intangibles, debt discount and debt issue costs	1,753	1,178
Stock-based compensation expense	1,316	964
Deferred income tax expense	4,462	143
Deferred tax asset valuation allowances	(4,462)	(143)
Net loss from property disposals	—	1
Change in assets and liabilities:
Cash held in escrow	71	(15)
Inventory	(78,265)	(47,557)
Other assets	(5,044)	(1,666)
Accounts payable	14,198	8,975
Customer deposits	5,233	6,136
Accrued compensation	(3,646)	(1,431)
Other liabilities	3,058	(40)
Net cash used in operating activities	(25,178)	(23,529)

INVESTING ACTIVITIES:
Change in restricted cash	(3,869)	28,756
Purchase of property and equipment	(1,050)	(252)
Acquisition, net of cash acquired	—	(4,707)
Investment in Unconsolidated LLCs	(18,288)	(563)
Net cash (used in) provided by investing activities	(23,207)	23,234

FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	—	(41,443)
Net proceeds from issuance of senior notes	—	29,700
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—
Repayments of bank borrowings - net	(17,515)	(6,263)
(Principal repayments of) proceeds from notes payable-other and CDD bond obligations	(1,676)	4,965
Dividends paid on preferred shares	(1,219)	—
Net proceeds from issuance of common shares	54,617	—
Redemption of preferred shares	(50,352)	—
Debt issue costs	(3,605)	(2,900)
Proceeds from exercise of stock options	2,639	740
Net cash provided by (used in) financing activities	69,139	(15,201)
Net increase (decrease) in cash and cash equivalents	20,754	(15,496)
Cash and cash equivalents balance at beginning of period	145,498	59,793
Cash and cash equivalents balance at end of period	$166,252	$44,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$6,235	$7,234
Income taxes	$447	$212

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(764)	$(657)
Consolidated inventory not owned	$(17,224)	$3,096
Distribution of single-family lots from unconsolidated LLC's	$1,366	$—

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

Reclassifications

The Company reclassified certain amounts presented in the Supplemental Condensed Consolidating Balance Sheet for the period ended December 31, 2012 and the Supplemental Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012 included in Note 13. The Company believes these reclassifications are immaterial to the supplemental condensed consolidating financial statements which are presented as supplemental information. These reclassifications do not affect the Company's consolidated financial statements for either period.

Impact of New Accounting Standards

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-01: Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 amended ASU 2011-11 and will enhance disclosures required by the United States Generally Accepted Accounting Principles (“U.S. GAAP”) by requiring additional information about financial and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. The Company adopted this standard on January 1, 2013 and the adoption did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements.

In April 2013, the FASB issued ASU No. 2013-04: Liabilities ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for us beginning January 1, 2014. We do not anticipate the adoption of ASU 2013-04 to have an effect on our consolidated financial statements or disclosures.

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

Assets Measured on a Recurring Basis

The Company measures both mortgage loans held for sale and interest rate lock commitments (“IRLCs”) at fair value.In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives, and accordingly, are marked to fair value through earnings.  Changes in fair value measurements are included in earnings in the accompanying statements of operations.

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

The table below shows the notional amounts of our financial instruments at June 30, 2013 and December 31, 2012:

Description of financial instrument (in thousands)	June 30, 2013	December 31, 2012
Best efforts contracts and related committed IRLCs	$3,291	$1,184
Uncommitted IRLCs	65,424	25,854
FMBSs related to uncommitted IRLCs	66,000	26,000
Best efforts contracts and related mortgage loans held for sale	5,709	25,441
FMBSs related to mortgage loans held for sale	47,000	44,000
Mortgage loans held for sale covered by FMBSs	47,223	44,524

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2013 and December 31, 2012:

Description of Financial Instrument (in thousands)	Fair Value Measurements June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$51,491	$—	$51,491	$—
Forward sales of mortgage-backed securities	3,291	—	3,291	—
Interest rate lock commitments	(735)	—	(735)	—
Best-efforts contracts	14	—	14	—
Total	$54,061	$—	$54,061	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$71,121	$—	$71,121	$—
Forward sales of mortgage-backed securities	253	—	253	—
Interest rate lock commitments	1	—	1	—
Best-efforts contracts	(3)	—	(3)	—
Total	$71,372	$—	$71,372	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2013	2012	2013	2012
Mortgage loans held for sale	$(2,508)	$700	$(1,584)	$103
Forward sales of mortgage-backed securities	3,368	(852)	3,038	(87)
Interest rate lock commitments	(929)	34	(736)	(13)
Best-efforts contracts	140	(64)	17	7
Total gain (loss) recognized	$71	$(182)	$735	$10

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2013		June 30, 2013
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$3,291	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	735
Best-efforts contracts	Other assets	14	Other liabilities	—
Total fair value measurements		$3,305		$735

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$253	Other liabilities	$—
Interest rate lock commitments	Other assets	1	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	3
Total fair value measurements		$254		$3

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

As of June 30, 2013, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of June 30, 2013, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, which include the impact of short sales, if any, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales prices realized in its most recent quarters and the sales prices in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models, assuming no increase in weighted average sales price in 2013, a 4% increase in 2014 and 2015, and a 2% increase in 2016 and beyond.

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors, adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates. The Company anticipates no increase in assumed weighted average costs in 2013, a 4% increase in 2014 and 2015, and a 2% increase in 2016 and beyond.

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

Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company arrangements (“LLCs”) or other joint development agreements with the other partners. During the six month period ended June 30, 2013, we increased our investment in LLCs from December 31, 2012 by $16.9 million primarily due to a joint investment with another builder in a land development in our Southern region. The Company's ownership in these entities as of June 30, 2013 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. With respect to our investments in these entities, we are required, under ASC 810-10, Consolidation (“ASC 810-10”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a Variable Interest Entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE.

During the six month period ended June 30, 2013, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over any of these entities, including our VIE, as we do not have the ability to control the activities that most significantly impact their economic performance. As a result, none of these entities are required to be consolidated into our financial statements and the entities are instead recorded in Investment in Unconsolidated Limited Liability Companies on our Unaudited Condensed Consolidated Balance Sheets.

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

If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the Unconsolidated LLC, the timing of distribution of lots to the Company from the Unconsolidated LLC, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in Unconsolidated LLCs, the Company evaluates the projected cash flows associated with each Unconsolidated LLC. As of June 30, 2013, the Company used a discount rate of 16% in determining the fair value of investments in Unconsolidated LLCs. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the Unconsolidated LLC for a period of time sufficient to allow for any anticipated recovery in market value. We believe that the Company's maximum exposure related to its investment in these entities as of June 30, 2013 is the amount invested of $28.6 million (in addition to a $2.5 million note due to the Company from one of the Unconsolidated LLCs), although we expect to invest further amounts in these LLCs as development of the properties progresses. Included in the Company's investment in Unconsolidated LLCs at June 30, 2013 and December 31, 2012 were $0.7 million and $0.8 million of capitalized interest and other costs, respectively.

Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period; however, due to the passage of time, change in market conditions, and/or changes in management's intentions with respect to the inventory, a change in assumptions could result and impairment could occur.

The table below summarizes the Company's assets measured on a non-recurring basis as of and for the three and six months ended June 30, 2013 and 2012:

		Three Months Ended June 30,		Six Months Ended June 30,
Description (In thousands)	Hierarchy	2013	2012 (2)	2013	2012 (2)

Adjusted basis of inventory (1)	Level 3	$1,583	$607	$1,901	$607
Impairments		1,201	472	2,101	567

Initial basis of inventory		$2,784	$1,079	$4,002	$1,174

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at June 30, 2013 and December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	June 30, 2013		December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$178,730	$178,730	$154,178	$154,178
Mortgage loans held for sale	51,491	51,491	71,121	71,121
Split dollar life insurance policies	725	708	710	678
Notes receivable	4,299	3,843	8,787	7,460
Commitments to extend real estate loans	—	—	1	1
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	14	14	—	—
Forward sales of mortgage-backed securities	3,291	3,291	253	253
Liabilities:
Notes payable - banks	50,442	50,442	67,957	67,957
Notes payable - other	9,429	9,476	11,105	11,148
Convertible senior subordinated notes due 2017	57,500	69,144	57,500	74,175
Convertible senior subordinated notes due 2018	86,250	88,191	—	—
Senior notes due 2018	227,870	248,400	227,670	250,700
Commitments to extend real estate loans	735	735	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	3	3
Off-Balance Sheet Financial Instruments:
Letters of credit	—	394	—	493

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2013 and December 31, 2012:

Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at June 30, 2013 and December 31, 2012. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Notes Payable - Banks. The interest rate available to the Company in the second quarter of 2013 fluctuated with the Alternate Base Rate or the Eurodollar Rate (for the Company's $140 million secured revolving credit facility (the “Prior Credit Facility”) or LIBOR (for M/I Financial Corp.'s $100 million secured mortgage warehousing agreement as amended and restated on March 29, 2013 (the “MIF Mortgage Warehousing Agreement”) and for M/I Financial's $15 million mortgage repurchase agreement dated November 13, 2012, as amended (the “MIF Mortgage Repurchase Facility”)), and thus their carrying value is a reasonable estimate of fair value. During the second quarter of 2013, M/I Financial exercised the accordion feature under the MIF Mortgage Warehousing Agreement to increase the maximum borrowing availability amount thereunder by $20.0 million to $100.0 million. On July 18, 2013, the Company entered into a new $200 million unsecured revolving credit facility (the “Credit Facility”), which replaced and terminated the Prior Credit Facility. Refer to Note 14 for additional information regarding the Credit Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $26.6 million and $25.7 million represent potential commitments at June 30, 2013 and December 31, 2012, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 3. Inventory

A summary of the Company's inventory as of June 30, 2013 and December 31, 2012 is as follows:

(In thousands)	June 30, 2013	December 31, 2012
Single-family lots, land and land development costs	$261,985	$257,397
Land held for sale	6,389	8,442
Homes under construction	294,234	221,432
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2013 - $5,298; December 31, 2012 - $4,883)	35,698	37,080
Community development district infrastructure	3,870	4,634
Land purchase deposits	10,942	8,727
Consolidated inventory not owned	1,881	19,105
Total inventory	$614,999	$556,817

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of June 30, 2013 and December 31, 2012, we had 703 homes (with a carrying value of $86.2 million) and 649 homes (with a carrying value of $89.8 million), respectively, included in homes under construction that were not subject to a sales contract.

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

A summary of the Company’s valuation adjustments and write-offs for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Impairment of operating communities:
Midwest	$—	$10	$—	$10
Southern	—	—	—	—
Mid-Atlantic	—	—	—	—
Total impairment of operating communities (a)	$—	$10	$—	$10
Impairment of future communities:
Midwest	$558	$462	$810	$462
Southern	—	—	—	—
Mid-Atlantic	—	—	—	—
Total impairment of future communities (a)	$558	$462	$810	$462
Impairment of land held for sale:
Midwest	$643	$—	$1,291	$95
Southern	—	—	—	—
Mid-Atlantic	—	—	—	—
Total impairment of land held for sale (a)	$643	$—	$1,291	$95
Option deposits and pre-acquisition costs write-offs:
Midwest	$—	$34	$—	$36
Southern	—	103	—	110
Mid-Atlantic	—	88	—	110
Total option deposits and pre-acquisition costs write-offs (b)	$—	$225	$—	$256
Impairment of investments in Unconsolidated LLCs:
Midwest	$—	$—	$—	$—
Southern	—	—	—	—
Mid-Atlantic	—	—	—	—
Total impairment of investments in Unconsolidated LLCs (a)	$—	$—	$—	$—
Total impairments and write-offs of option deposits and pre-acquisition costs	$1,201	$697	$2,101	$823

(a)	Amounts are recorded within Impairment of inventory and investment in Unconsolidated LLCs in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Capitalized interest, beginning of period	$14,625	$18,170	$15,376	$18,869
Interest capitalized to inventory	3,328	2,688	6,105	4,554
Capitalized interest charged to cost of sales	(3,693)	(2,891)	(7,221)	(5,456)
Capitalized interest, end of period	$14,260	$17,967	$14,260	$17,967

Interest incurred	$7,725	$6,149	$14,842	$12,621

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

A summary of warranty activity for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Warranty reserves, beginning of period	$10,400	$8,548	$10,438	$9,025
Warranty expense on homes delivered during the period	1,667	1,333	3,005	2,375
Changes in estimates for pre-existing warranties	101	147	101	90
Settlements made during the period	(1,780)	(1,295)	(3,156)	(2,757)
Warranty reserves, end of period	$10,388	$8,733	$10,388	$8,733

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $5.9 million and $3.1 million were covered under the above guarantees as of June 30, 2013 and December 31, 2012, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at June 30, 2013, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial did not repurchase any loans under the above agreements during the six months ended June 30, 2013. The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $9.3 million and $7.9 million at June 30, 2013 and December 31, 2012, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both June 30, 2013 and December 31, 2012, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to the guarantees described above totaling $3.1 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively, which is management's best estimate of the Company's liability.

At June 30, 2013, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company's obligations under the 2018

Senior Notes and the Prior Credit Facility (prior to its replacement and termination on July 18, 2013) are guaranteed jointly and severally on a senior unsecured basis and a senior secured basis, respectively, by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 13), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Prior Credit Facility and the Indenture for the 2018 Senior Notes. The Company's obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors for the 2018 Senior Notes and the Prior Credit Facility (the “Guarantor Subsidiaries”). Refer to Note 13 for a description of the guarantees of the Credit Facility.

NOTE 7. Commitments and Contingencies

At June 30, 2013, the Company had outstanding approximately $75.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through February 2018. Included in this total are: (1) $45.6 million of performance and maintenance bonds and $14.0 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.6 million of financial letters of credit, of which $6.4 million represent deposits on land and lot purchase agreements; and (3) $3.5 million of financial bonds.

At June 30, 2013, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $321.0 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 8. Legal Liabilities

The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions which are routine and incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At both June 30, 2013 and December 31, 2012, we had $0.3 million reserved for legal expenses.

NOTE 9. Debt

Notes Payable - Homebuilding

At June 30, 2013, borrowing availability under the Prior Credit Facility was $58.0 million in accordance with the borrowing base calculation, and there were no borrowings outstanding and $14.5 million of letters of credit outstanding under the Prior Credit Facility, leaving net remaining borrowing availability under the Prior Credit Facility of $43.5 million as of June 30, 2013. At June 30, 2013, the Company had pledged $143.0 million in aggregate book value of inventory to secure any borrowings and letters of credit outstanding under the Prior Credit Facility. At June 30, 2013, the Company was in compliance with all financial covenants of the Prior Credit Facility. Refer to Note 14 for information relating to the Credit Facility, which replaced and terminated the Prior Credit Facility on July 18, 2013.

The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). At June 30, 2013, there was $12.1 million of outstanding letters of credit in aggregate under the Company's three Letter of Credit Facilities, which were collateralized with $12.4 million of the Company's cash.

Notes Payable — Financial Services

In March 2013, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement, which, among other things, increased the maximum borrowing availability to $80.0 million and included an accordion feature which allowed for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders), extended the expiration date to March 28, 2014, and increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines to $125.0 million. The interest rate was also adjusted to a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2)

3.50%. On June 3, 2013, M/I Financial exercised the accordion feature described above to increase the amount of our maximum borrowing availability under the MIF Mortgage Warehousing Agreement by $20.0 million to $100.0 million.

On November 13, 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility with a maximum borrowing availability of $15.0 million and an expiration date of November 12, 2013. At June 30, 2013, M/I Financial's total combined maximum borrowing availability under the two credit facilities was $115.0 million.

At June 30, 2013, M/I Financial had $50.4 million outstanding on a combined basis under its credit facilities and was in compliance with all financial covenants of those agreements.

Convertible Senior Subordinated Notes

In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year beginning on September 1, 2013. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

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

In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year beginning on March 15, 2013. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes

As of June 30, 2013, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15,

2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $49.0 million at June 30, 2013. The reduction in the balance of our restricted payments basket from the first quarter of 2013 was primarily due to the redemption of 2,000 of our outstanding Series A Preferred Shares for $50.4 million of cash on April 10, 2013 and the payment of a quarterly dividend in an aggregate amount of $1.2 million on our Series A Preferred Shares on June 17, 2013. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.

NOTE 10. Earnings Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
NUMERATOR
Net income	$7,264	$3,204	$11,851	$18
Preferred stock dividends	(1,219)	—	(1,219)	—
Excess of fair value over book value of preferred shares redeemed	—	—	(2,190)	—
Net income to common shareholders	6,045	3,204	8,442	18
DENOMINATOR
Basic weighted average shares outstanding	24,271	18,833	23,278	18,803
Effect of dilutive securities:
Stock option awards	262	74	278	61
Deferred compensation awards	113	124	115	134
Diluted weighted average shares outstanding - adjusted for assumed conversions	24,646	19,031	23,671	18,998
Earnings per common share
Basic	$0.25	$0.17	$0.36	$—
Diluted	$0.25	$0.17	$0.36	$—
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	998	1,635	928	1,287

During the second quarter of 2013, the Company declared a cash dividend of $609.375 per preferred share on its 2,000 outstanding Series A Preferred Shares. The dividend was paid on June 17, 2013 to holders of record as of June 1, 2013 for $1.2 million in cash.

In March 2013, the Company announced its intention to redeem 2,000 of its outstanding Series A Preferred Shares and recognized a $2.2 million non-cash equity charge in the first quarter of 2013 related to the excess of fair value over carrying value relating primarily to the original issuance costs that were paid in 2007. This charge reduced net income to common shareholders in the earnings per share calculation above for the six month period ended June 30, 2013. On April 10, 2013, the Company redeemed the 2,000 Series A Preferred Shares for $50.4 million in cash.

In March 2013, the Company also issued 2.461 million common shares in a public offering at a price of $23.50 per share (for net proceeds of $54.6 million), which shares are included above in our total basic weighted average shares outstanding for the six month period ended June 30, 2013.

For the three and six months ended June 30, 2013, the effect of convertible debt was not included in the diluted earnings per share calculations as its assumed conversion would have been anti-dilutive.

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
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”), to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008. We continue to maintain a full non-cash valuation allowance against the entire amount of our remaining net deferred tax assets at June 30, 2013 as we have determined that the weight of the negative evidence exceeds that of the positive evidence and it continues to be more likely than not that we will not be able to utilize all of our deferred tax assets and NOL carryovers.
For the six months ended June 30, 2013, the Company had a valuation allowance of $131.3 million against deferred tax assets which include the tax benefit from NOL and credit carryovers. At June 30, 2013, the Company had federal net operating loss carryforwards of approximately $81.7 million and federal credit carryforwards of $4.3 million and $16.1 million of state net operating loss carryforwards. Our future deferred tax asset realization depends on sufficient taxable income in the carryforward periods under existing tax laws. Our federal carryforward benefits will begin to expire in 2028. At June 30, 2013, we also had tax benefits for state net operating loss carryforwards of $9.0 million that will expire at various times from 2013 to 2027 depending on state jurisdiction and $7.1 million expiring between 2028 and 2033 absent sufficient state taxable income.
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
During the six months ended June 30, 2013, the Company reduced its valuation allowance by $4.5 million, for a total valuation allowance recorded of $131.3 million, against its deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position.

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

The following table shows, by segment, revenue, operating income and interest expense for the three and six months ended June 30, 2013 and 2012, as well as the Company’s income (loss) before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Revenue:
Midwest homebuilding	$79,498	$63,026	$140,201	$119,979
Southern homebuilding	68,946	43,499	119,906	72,572
Mid-Atlantic homebuilding	78,857	59,545	149,511	100,328
Financial services (b)	7,252	4,924	15,662	9,240
Total revenue	$234,553	$170,994	$425,280	$302,119

Operating income:
Midwest homebuilding (a)	$4,381	$3,961	$6,582	$5,072
Southern homebuilding (a)	3,858	2,808	6,949	3,693
Mid-Atlantic homebuilding (a)	6,184	3,248	10,529	3,709
Financial services (b)	4,169	2,210	9,625	4,646
Less: Corporate selling, general and administrative expense	(6,800)	(5,467)	(12,667)	(10,128)
Total operating income	$11,792	$6,760	$21,018	$6,992

Interest expense:
Midwest homebuilding	$1,356	$1,211	$2,830	$2,937
Southern homebuilding	1,800	743	3,104	1,545
Mid-Atlantic homebuilding	906	1,196	2,149	2,906
Financial services (b)	335	311	654	679
Total interest expense	$4,397	$3,461	$8,737	$8,067

Income (loss) before income taxes	$7,395	$3,299	$12,281	$(1,075)

(a)
For the three months ended June 30, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $1.2 million and $0.7 million, respectively. These charges reduced operating income by $1.2 million and $0.5 million in the Midwest region for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million in the Southern and less than $0.1 million in the Mid-Atlantic region for the three months ended June 30, 2012,. There were no charges in the Mid-Atlantic or Southern regions for the three months ended June 30, 2013.

For the six months ended June 30, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $2.1 million and $0.8 million, respectively. These charges reduced operating income by $2.1 million and $0.6 million in the Midwest region for the six months ended June 30, 2013 and 2012, respectively, and $0.1 million in the Southern and Mid-Atlantic regions for the six months ended June 30, 2012. There were no charges in the Mid-Atlantic or Southern regions for the six months ended June 30, 2013.

(b)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

The following tables show total assets by segment at June 30, 2013 and December 31, 2012:

	June 30, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,221	$5,226	$3,495	$—	$10,942
Inventory (a)	213,387	202,750	187,920	—	604,057
Investments in Unconsolidated LLCs	5,614	23,034	—	—	28,648
Other assets	7,590	13,327	10,583	243,119	274,619
Total assets	$228,812	$244,337	$201,998	$243,119	$918,266

	December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in Unconsolidated LLCs	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

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

The following condensed consolidating financial information includes balance sheets, statements of operations and cash flow information for the parent company, the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2018 Senior Notes, on a joint and several senior unsecured basis, (b) the 2017 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis and (c) the 2018 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.

There are no significant restrictions on the parent company's ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.

As of June 30, 2013, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Prior Credit Facility and the Indenture for the 2018 Senior Notes.

In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$227,301	$7,252	$—	$234,553
Costs and expenses:
Land and housing	—	187,136	—	—	187,136
Impairment of inventory and investment in Unconsolidated LLCs	—	1,201		—	1,201
General and administrative	—	14,953	3,196	—	18,149
Selling	—	16,246	29	—	16,275
Interest	—	4,062	335	—	4,397
Total costs and expenses	—	223,598	3,560	—	227,158

Income before income taxes	—	3,703	3,692	—	7,395

(Benefit) provision for income taxes	—	(1,199)	1,330	—	131

Equity in subsidiaries	7,264	—	—	(7,264)	—

Net income	7,264	4,902	2,362	(7,264)	7,264

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$6,045	$4,902	$2,362	$(7,264)	$6,045

	Three Months Ended June 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$166,070	$4,924	$—	$170,994
Costs and expenses:
Land and housing	—	137,111	—	—	137,111
Impairment of inventory and investment in Unconsolidated LLCs	—	472	—	—	472
General and administrative	—	11,033	2,793	—	13,826
Selling	—	12,825	—	—	12,825
Interest	—	3,150	311	—	3,461
Total costs and expenses	—	164,591	3,104	—	167,695

Income before income taxes	—	1,479	1,820	—	3,299

(Benefit) provision for income taxes	—	(519)	614	—	95

Equity in subsidiaries	3,204	—	—	(3,204)	—

Net income (loss)	$3,204	$1,998	$1,206	$(3,204)	$3,204

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$409,618	$15,662	$—	$425,280
Costs and expenses:
Land and housing	—	338,649	—	—	338,649
Impairment of inventory and investment in Unconsolidated LLCs	—	2,101	—	—	2,101
General and administrative	—	27,795	6,333	—	34,128
Selling	—	29,338	46	—	29,384
Interest	—	8,084	653	—	8,737
Total costs and expenses	—	405,967	7,032	—	412,999

Income before income taxes	—	3,651	8,630	—	12,281

(Benefit) provision for income taxes	—	(2,614)	3,044	—	430

Equity in subsidiaries	11,851	—	—	(11,851)	—

Net income	11,851	6,265	5,586	(11,851)	11,851

Preferred dividends	1,219	—	—	—	1,219
Excess of fair value over book value of preferred shares redeemed	2,190	—	—	—	2,190

Net income to common shareholders	$8,442	$6,265	$5,586	$(11,851)	$8,442

	Six Months Ended June 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$292,879	$9,240	$—	$302,119
Costs and expenses:
Land and housing	—	244,441	—	—	244,441
Impairment of inventory and investment in Unconsolidated LLCs	—	567	—	—	567
General and administrative	—	21,513	4,770	—	26,283
Selling	—	23,835	1	—	23,836
Interest	—	7,388	679	—	8,067
Total costs and expenses	—	297,744	5,450	—	303,194

(Loss) income before income taxes	—	(4,865)	3,790	—	(1,075)

(Benefit) provision for income taxes	—	(2,400)	1,307	—	(1,093)

Equity in subsidiaries	18	—	—	(18)	—

Net income (loss)	$18	$(2,465)	$2,483	$(18)	$18

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$149,147	$17,105	$—	$166,252
Restricted cash	—	12,478	—	—	12,478
Mortgage loans held for sale	—	—	51,491	—	51,491
Inventory	—	614,999	—	—	614,999
Property and equipment - net	—	10,110	157	—	10,267
Investment in Unconsolidated LLCs	—	10,160	18,488	—	28,648
Investment in subsidiaries	398,806	—	—	(398,806)	—
Intercompany assets	316,248	—	—	(316,248)	—
Other assets	11,100	12,525	10,506	—	34,131
TOTAL ASSETS	$726,154	$809,419	$97,747	$(715,054)	$918,266

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$61,570	$318	$—	$61,888
Customer deposits	—	15,472	—	—	15,472
Intercompany liabilities	—	295,870	20,378	(316,248)	—
Other liabilities	—	42,625	6,505	—	49,130
Community development district obligations	—	3,870	—	—	3,870
Obligation for consolidated inventory not owned	—	1,881	—	—	1,881
Notes payable bank - financial services operations	—	—	50,442	—	50,442
Notes payable - other	—	9,429	—	—	9,429
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	227,870	—	—	—	227,870
TOTAL LIABILITIES	371,620	430,717	77,643	(316,248)	563,732

SHAREHOLDERS' EQUITY	354,534	378,702	20,104	(398,806)	354,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$726,154	$809,419	$97,747	$(715,054)	$918,266

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$126,334	$19,164	$—	$145,498
Restricted cash	—	8,680	—	—	8,680
Mortgage loans held for sale	—	—	71,121	—	71,121
Inventory	—	540,761	16,056	—	556,817
Property and equipment - net	—	10,314	125	—	10,439
Investment in Unconsolidated LLCs	—	—	11,732	—	11,732
Investment in subsidiaries	391,555	—	—	(391,555)	—
Intercompany assets	219,962	—	—	(219,962)	—
Other assets	9,081	12,375	5,557	—	27,013
TOTAL ASSETS	$620,598	$698,464	$123,755	$(611,517)	$831,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$46,882	$808	$—	$47,690
Customer deposits	—	10,239	—	—	10,239
Intercompany liabilities	—	205,389	14,573	(219,962)	—
Other liabilities	—	44,230	5,742	—	49,972
Community development district obligations	—	4,634	—	—	4,634
Obligation for consolidated inventory not owned	—	3,549	15,556	—	19,105
Notes payable bank - financial services operations	—	—	67,957	—	67,957
Notes payable - other	—	11,105	—	—	11,105
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Senior notes	227,670	—	—	—	227,670
TOTAL LIABILITIES	285,170	326,028	104,636	(219,962)	495,872

SHAREHOLDERS' EQUITY	335,428	372,436	19,119	(391,555)	335,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$620,598	$698,464	$123,755	$(611,517)	$831,300

(a)
Certain amounts above have been reclassified from intercompany assets to intercompany liabilities as of December 31, 2012. These reclassifications relate solely to transactions between M/I Homes, Inc. and its subsidiaries and are immaterial to the Supplemental Condensed Consolidated Financial Statements. These reclassifications do not impact the Company's consolidated financial statements.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$4,600	$(47,747)	$22,569	$(4,600)	$(25,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	—	(3,869)	—		(3,869)
Purchase of property and equipment	—	(991)	(59)		(1,050)
Investments in and advances to Unconsolidated LLC's	—	(10,160)	(8,128)	—	(18,288)
Net cash used in investing activities	—	(15,020)	(8,187)	—	(23,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(17,515)	—	(17,515)
Principal repayments of note payable - other and community development district bond obligations	—	(1,676)	—	—	(1,676)
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Redemption of preferred shares	(50,352)	—	—	—	(50,352)
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Proceeds from exercise of stock options	2,639	—	—	—	2,639
Intercompany financing	(96,535)	90,800	5,735	—	—
Dividends paid	(1,219)	—	(4,600)	4,600	(1,219)
Debt issue costs	—	(3,544)	(61)	—	(3,605)
Net cash provided by (used in) financing activities	(4,600)	85,580	(16,441)	4,600	69,139

Net increase (decrease) in cash and cash equivalents	—	22,813	(2,059)	—	20,754
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$149,147	$17,105	$—	$166,252

	Six Months Ended June 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$2,000	$(32,922)	$9,393	$(2,000)	$(23,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	28,756	—	—	28,756
Purchase of property and equipment	—	(242)	(10)	—	(252)
Acquisition, net of cash acquired	—	(4,707)	—	—	(4,707)
Investments in and advances to Unconsolidated LLC's	—	—	(563)	—	(563)
Distributions from Unconsolidated LLCs	—	—	—	—	—
Net cash provided by (used in) investing activities	—	23,807	(573)	—	23,234

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(6,263)	—	(6,263)
Repayment of Senior Notes	(41,443)	—	—	—	(41,443)
Principal repayments of note payable - other and community development district bond obligations	—	4,965	—	—	4,965
Intercompany financing	9,003	(8,606)	(397)	—	—
Proceeds from issuance of senior notes	29,700	—	—	—	29,700
Dividends paid	—	—	(2,000)	2,000	—
Debt issue costs	—	(2,869)	(31)	—	(2,900)
Proceeds from exercise of stock options	740	—	—	—	740
Net cash used in financing activities	(2,000)	(6,510)	(8,691)	2,000	(15,201)

Net (decrease) increase in cash and cash equivalents	—	(15,625)	129	—	(15,496)
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$27,914	$16,383	$—	$44,297

(a)
Certain amounts above have been reclassified from intercompany financing to dividends paid and cash flows from operating activities for the six months ended June 30, 2012. These reclassifications relate solely to transactions between M/I Homes, Inc. and its subsidiaries and are immaterial to the Supplemental Condensed Consolidated Financial Statements. These reclassifications do not impact the Company's consolidated financial statements.

NOTE 14. Subsequent Events

On July 18, 2013, the Company entered into the Credit Facility, which has a maximum borrowing availability of $200 million. The Credit Facility matures on July 18, 2016. The Credit Facility contains an uncommitted $25 million accordion feature under which its aggregate principal amount can be increased to up to $225 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders, as well as a sub-limit of $100 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at a rate based on either the Alternate Base Rate plus 2.25% or at the Eurodollar Rate plus 3.25%. Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base. The guarantors as of July 18, 2013 of the Credit Facility are the same subsidiaries that guaranteed the Company's obligations under the Prior Credit Facility.

The Credit Facility also contains various representations, warranties and covenants that the Company considers customary for such facilities. Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to a minimum consolidated tangible net worth requirement, a minimum interest coverage ratio or liquidity requirement, and a maximum leverage ratio.

The Credit Facility replaces the Prior Credit Facility that was scheduled to mature on December 31, 2014. The Company had no borrowings under the Prior Credit Facility at the time it was replaced, and all letters of credit issued and outstanding under the Prior Credit Facility became part of the letter of credit sub-facility under the Credit Facility. The Company incurred no prepayment penalties in connection with the termination and replacement of the Prior Credit Facility.

The Company has not made any borrowings under the Credit Facility as of the date of this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered approximately 85,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Collection and Triumph Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Item 1A. Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and this Quarterly Report on Form 10-Q.

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

We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2013 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Austin, Texas

In July 2013, we announced our entry into the Dallas/Fort Worth, Texas market.

Our financial services operations include the origination and sale of mortgage loans and title services primarily for purchasers of the Company's homes.

Overview

During the first half of 2013, we continued to experience improving results as a result of the continued recovery in the housing market driven primarily by pent-up demand due to record low new and resale inventory levels, historically attractive affordability levels, and a slow but steady improvement in job growth. We experienced a strong improvement in our number of new contracts as buyer confidence in the housing market strengthened, and we achieved our fifth consecutive quarter of net income, and our highest operating margin in any quarter since 2006. We believe that our improved results of operations are due to improving market conditions coupled with a strategic shift in our mix of communities towards better performing locations, our continued focus on shifting our investment to stronger housing markets, and the performance of our mortgage operations. We continue to experience broad based improvements across all of our markets, which we believe is being driven by the limited supply of available housing due to a growing population and accelerating household formations, improvement in traffic quantity and quality, and still-favorable own-versus-rent dynamics, among other economic factors. These improvements in the housing market are evident in our results of operations for both the three and six months ended June 30, 2013 as more fully described below in our “Summary of Company Results” and our “Year Over Year Comparisons.”

On April 10, 2013, we redeemed 2,000 of our outstanding 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) for $50.4 million in cash. We paid a cash dividend of $609.375 per preferred share on our 2,000 outstanding Series A Preferred Shares on June 17, 2013 for $1.2 million in cash.

In addition, as the homebuilding industry continues to recover from the severe housing downturn that began in mid-2006, we have begun to increase our land positions due to the increased attractiveness of land available for purchase and the increase in demand in certain areas. To return to sustained profitability, we believe that we need to purchase new land at prices that we believe will generate appropriate investment returns and drive greater operating efficiencies. Accordingly, we purchased $100.2 million of new land during the first half of 2013 and spent $36.3 million on land development.

Summary of Company Results

Summary of Financial Results

For the quarter ended June 30, 2013, we achieved net income of $7.3 million and net income to common shareholders of approximately $6.1 million, or $0.25 per diluted share (which is net of the $1.2 million dividend we paid on our Series A Preferred Shares on June 17, 2013), which include $1.2 million of pre-tax impairment charges, compared to net income of $3.2 million, or income of $0.17 per diluted share, which includes $0.5 million of pre-tax impairment charges, for the quarter ended June 30, 2012. For the first half of 2013, we achieved net income of $11.9 million and net income to common shareholders of $8.4 million, or

$0.36 per diluted share, which is net of a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the first quarter of 2013, and net of the $1.2 million dividend payment described above and $2.1 million of pre-tax impairment charges, compared to net income of less than $0.1 million for the six months ended June 30, 2012, which includes $0.6 million of pre-tax impairment charges.

Our net income in the second quarter of 2013 included a $63.6 million increase in revenues (37%) compared to the second quarter of 2012. For the second quarter of 2013, we recorded $221.7 million in revenue from homes delivered, $5.6 million in revenue from land sales and $7.3 million in revenue from our financial services operations. Revenue from homes delivered increased 37% driven primarily by the 163 additional homes delivered in 2013's second quarter compared to the same period in 2012 and an 8% increase in the average sales price of homes delivered ($22,000 per home delivered). Revenue from land sales increased $1.4 million from the second quarter of 2012 due primarily to land sales in our Midwest and Mid-Atlantic regions. Revenue in our financial services segment increased 47% to $7.3 million in the second quarter of 2013 primarily due to the factors discussed below in our “Year Over Year Comparisons” section. Our net income in the six months ended June 30, 2013 included a $123.2 million increase in revenues (41%) compared to the first half of 2012. We recorded $399.5 million in revenue from homes delivered, $10.1 million in revenue from land sales and $15.7 million in revenue from our financial services operations. Revenue from homes delivered increased 39% driven primarily by the 283 additional homes delivered in the first half of 2013 compared to the same period in 2012 and an 11% increase in the average sales price of homes delivered ($28,000 per home delivered). Revenue from land sales increased $5.2 million from the 2012's first half. Revenue in our financial services segment increased 70% to $15.7 million in the first half of 2013 primarily due to the factors discussed below in our “Year Over Year Comparisons” section.

Total gross margin increased $12.8 million in the second quarter of 2013 compared to the corresponding period in 2012, which was largely the result of a $10.5 million improvement in our homebuilding operations, with the remainder due to our financial services operations. The improvement in our homebuilding operations for the second quarter of 2013 was primarily due to an $11.2 million increase in homebuilding gross margin when compared to the second quarter of 2012, offset, in part, by an increase of $0.7 million in land impairments taken during the second quarter of 2013 primarily related to a third party land sale. For the six months ended June 30, 2013, total gross margin increased $27.4 million when compared to the first half of 2012, which was largely the result of a $21.0 million improvement in our homebuilding operations, with the remainder due to our financial services operations. The improvement in our homebuilding operations for the first half of 2013 was primarily due to a $22.5 million increase in homebuilding gross margin when compared to 2012's first half, offset in part by an increase of $1.5 million in land impairments taken during the same period in 2013.

The increase in homebuilding gross margin for both the three and six months ended June 30, 2013 resulted from the increase in the average sales price of homes delivered and the increase in the number of homes delivered offset, in part, by an increase in construction costs. The increased sales prices for both the three and six months ended June 30, 2013 were driven primarily by strong performance in our newer communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets, a shift in the mix of homes delivered to higher priced and larger homes and improving market conditions. This allowed for more pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher construction costs related to both the mix of homes delivered as well as cost increases associated with improving homebuilding industry conditions and normal supply and demand dynamics. In both the second quarter and the first half of 2013, we were able to pass a majority of the higher construction costs to our homebuyers in the form of higher sales prices and lower incentives, and we believe we will continue to be able to pass on such costs, if any, during the remainder of 2013.

Selling, general and administrative expense increased $7.8 million and $13.4 million in the three and six months ended June 30, 2013, respectively, which offset, in part, the increase in our gross margins discussed above. For the second quarter of 2013, selling expense increased $3.5 million from prior year's second quarter but declined as a percent of revenue to 6.9% compared to 7.5% in the second quarter of 2012. Variable selling expense for sales commissions contributed $2.6 million to the increase due to the increase in the number of homes delivered and the increase in our average sales price. During the second quarter of 2013, general and administrative expense increased $4.3 million but declined as a percentage of revenue to 7.7% compared to 8.1% for the second quarter of 2012. For the six months ended June 30, 2013, selling expense increased $5.5 million from the first half of 2012 but declined as a percentage of revenue to 6.9% compared to 7.9% in the first half of 2012. Variable selling expense for sales commissions contributed $4.8 million to the increase due to the increase in the number of homes delivered and the higher average sales price. General and administrative expense increased $7.8 million compared to the six months ended June 30, 2012 but declined as a percentage of revenue from 8.7% in the first half of 2012 to 8.0% in the first half of 2013. Overall, our selling, general and administrative expense was 14.7% and 14.9% of revenue in the second quarter and first half of 2013, respectively, compared to 15.6% and 16.6% for the same periods in 2012, respectively.

Summary of Operational Results

In addition to the improving financial results noted above, our operational metrics also improved. For the quarter ended June 30, 2013, we achieved a 31% increase in our new contracts and a 26% increase in homes delivered. For the six months ended June 30, 2013, we achieved a 34% increase in our new contracts and a 25% increase in homes delivered. We also experienced a 43% increase in the number of homes in our backlog and a 53% increase in the overall sales value of our backlog as of June 30, 2013 compared to June 30, 2012, both of which represent our largest increase in over five years. Furthermore, we continue to invest in communities and markets that we believe are helping us attain improved profitability as housing markets improve and enhance our ability to establish market share and create a platform for future growth in our current markets. During the six month period ended June 30, 2013, we opened 30 new communities and closed 21 older communities. We have continued to make progress selling the remaining homes in our older communities, which have lower margins. For the six months ended June 30, 2013, we reduced the number of homes delivered in older communities to less than 24% of our total homes delivered during the period, compared to 33% of the total homes delivered during the first half of 2012. Additionally, our absorption rates per community improved from 2.2 in the six months ended June 30, 2012 to 2.6 in the six months ended June 30, 2013.

Outlook

Looking ahead, we believe that the homebuilding industry will continue to improve. Despite the upward movement in interest rates recently, we believe consumers will continue to perceive good values amidst limited supply and generally rising sales prices. Although the pace of new contracts abated modestly at the end of 2013's second quarter, it is unclear whether this is being driven by normal seasonality or increasing mortgage interest rates, as our traffic remains strong. We also believe the housing recovery is still intact and that the fundamentals supporting the recovery continue to remain strong. However, a continued rise in mortgage rates could have an adverse effect on our new contract and average sales price trends as such rise in rates may affect home affordability.

Given our expectations with respect to homebuilding market conditions, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives during 2013:

•	profitably growing our presence in our existing markets;

•	strategically investing in new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product design, and premier locations.

With these objectives and improving market conditions in mind, we took a number of steps during the first half of 2013 to position the Company for continued improvement throughout 2013 and beyond, including investing $100.2 million in land acquisition and $36.3 million in land development in the six month period ended June 30, 2013 to help grow our presence in our existing markets. We currently estimate that for fiscal 2013, we will spend approximately $300 million to $350 million on land purchases and land development.

We ended the second quarter of 2013 with $178.7 million of cash, no outstanding borrowings under our $140 million secured credit facility (the “Prior Credit Facility”), and a 42% net debt to net capital ratio. On July 18, 2013, we entered into a new three-year unsecured revolving credit facility (the “Credit Facility”) with an aggregate commitment amount of $200 million, as more fully described below in our “Liquidity and Capital Resources” section, which replaced and terminated the Prior Credit Facility.

The following table shows, by segment, revenue; homebuilding gross margin; selling, general and administrative expense; operating income; and interest expense for the three and six months ended June 30, 2013 and 2012, as well as the Company’s income (loss) before income taxes for such periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Revenue:
Midwest homebuilding	$79,498	$63,026	$140,201	$119,979
Southern homebuilding	68,946	43,499	119,906	72,572
Mid-Atlantic homebuilding	78,857	59,545	149,511	100,328
Financial services (b)	7,252	4,924	15,662	9,240
Total revenue	$234,553	$170,994	$425,280	$302,119

Gross margin:
Midwest homebuilding (a)	$12,560	$10,616	$21,750	$18,609
Southern homebuilding (a)	12,299	8,169	22,084	13,448
Mid-Atlantic homebuilding (a)	14,105	9,702	25,034	15,814
Financial services (b)	7,252	4,924	15,662	9,240
Total gross margin	$46,216	$33,411	$84,530	$57,111

Selling, general and administrative expense:
Midwest homebuilding	$8,180	$6,654	$15,168	$13,536
Southern homebuilding	8,441	5,362	15,136	9,756
Mid-Atlantic homebuilding	7,921	6,454	14,504	12,105
Financial services (b)	3,082	2,714	6,037	4,594
Corporate	6,800	5,467	12,667	10,128
Total selling, general and administrative expense	$34,424	$26,651	$63,512	$50,119

Operating income:
Midwest homebuilding (a)	$4,381	$3,961	$6,582	$5,072
Southern homebuilding (a)	3,858	2,808	6,949	3,693
Mid-Atlantic homebuilding (a)	6,184	3,248	10,529	3,709
Financial services (b)	4,169	2,210	9,625	4,646
Corporate	(6,800)	(5,467)	(12,667)	(10,128)
Total operating income	$11,792	$6,760	$21,018	$6,992

Interest expense:
Midwest homebuilding	$1,356	$1,211	$2,830	$2,937
Southern homebuilding	1,800	743	3,104	1,545
Mid-Atlantic homebuilding	906	1,196	2,149	2,906
Financial services (b)	335	311	654	679
Total interest expense	$4,397	$3,461	$8,737	$8,067

Income (loss) before income taxes	$7,395	$3,299	$12,281	$(1,075)

(a)
For the three months ended June 30, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $1.2 million and $0.7 million, respectively. These charges reduced gross margin and operating income by $1.2 million and $0.5 million in the Midwest region for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million in the Southern region and less than $0.1 million in the Mid-Atlantic region for the three months ended June 30, 2012. There were no charges in the Mid-Atlantic or Southern regions for the three months ended June 30, 2013.

For the six months ended June 30, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in Unconsolidated LLCs and the write-off of abandoned land transaction costs was $2.1 million and $0.8 million, respectively. These charges reduced operating income by $2.1 million and $0.6 million in the Midwest region for the six months ended June 30, 2013 and 2012, respectively, and $0.1 million in the Southern and Mid-Atlantic regions for the six months ended June 30, 2012. There were no charges in the Mid-Atlantic or Southern regions for the six months ended June 30, 2013.

(b)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

The following tables show total assets by segment at June 30, 2013 and December 31, 2012:

	At June 30, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,221	$5,226	$3,495	$—	$10,942
Inventory (a)	213,387	202,750	187,920	—	604,057
Investments in Unconsolidated LLCs	5,614	23,034	—	—	28,648
Other assets	7,590	13,327	10,583	243,119	274,619
Total assets	$228,812	$244,337	$201,998	$243,119	$918,266

	At December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in Unconsolidated LLCs	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Midwest Region
Homes delivered	298	255	530	488
New contracts, net	395	299	744	639
Backlog at end of period	632	538	632	538
Average sales price per home delivered	$257	$247	$259	$245
Average sales price of homes in backlog	$282	$263	$282	$263
Aggregate sales value of homes in backlog	$178,379	$141,687	$178,379	$141,687
Revenue homes	$76,674	$62,931	$137,377	$119,359
Revenue third party land sales	$2,824	$95	$2,824	$620
Operating income homes	$4,722	$3,936	$7,571	$5,142
Operating (loss) income land	$(341)	$24	$(989)	$(70)
Number of active communities	65	53	65	53
Southern Region
Homes delivered	249	187	440	320
New contracts, net	376	269	754	483
Backlog at end of period	655	361	655	361
Average sales price per home delivered	$277	$233	$269	$226
Average sales price of homes in backlog	$275	$242	$275	$242
Aggregate sales value of homes in backlog	$180,363	$87,316	$180,363	$87,316
Revenue homes	$68,946	$43,499	$118,203	$72,366
Revenue third party land sales	$—	$—	$1,703	$206
Operating income homes	$3,858	$2,808	$5,919	$3,696
Operating income (loss) land	$—	$—	$1,030	$(4)
Number of active communities	40	34	40	34
Mid-Atlantic Region
Homes delivered	241	183	445	324
New contracts, net	307	258	627	468
Backlog at end of period	388	269	388	269
Average sales price per home delivered	$316	$303	$323	$297
Average sales price of homes in backlog	$340	$340	$340	$340
Aggregate sales value of homes in backlog	$132,028	$91,385	$132,028	$91,385
Revenue homes	$76,080	$55,485	$143,910	$96,268
Revenue third party land sales	$2,777	$4,060	$5,601	$4,060
Operating income homes	$5,546	$2,482	$9,282	$2,943
Operating income land	$638	$766	$1,247	$766
Number of active communities	35	37	35	37
Total Homebuilding Regions
Homes delivered	788	625	1,415	1,132
New contracts, net	1,078	826	2,125	1,590
Backlog at end of period	1,675	1,168	1,675	1,168
Average sales price per home delivered	$281	$259	$282	$254
Average sales price of homes in backlog	$293	$274	$293	$274
Aggregate sales value of homes in backlog	$490,769	$320,388	$490,770	$320,388
Revenue homes	$221,700	$161,915	$399,490	$287,993
Revenue third party land sales	$5,601	$4,155	$10,128	$4,886
Operating income homes	$14,126	$9,226	$22,772	$11,781
Operating income land	$297	$790	$1,288	$692
Number of active communities	140	124	140	124
Financial Services
Number of loans originated	597	522	1,094	983
Value of loans originated	$139,732	$118,800	$260,976	$216,055

Revenue	$7,252	$4,924	$15,662	$9,240
Selling, general and administrative expense	3,082	2,714	6,037	4,594
Interest expense	335	311	654	679
Income before income taxes	$3,835	$1,899	$8,971	$3,967

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Midwest	18.6%	16.5%	18.8%	15.9%
Southern	13.2%	16.7%	13.7%	16.4%
Mid-Atlantic	10.2%	13.4%	10.0%	12.4%

Total cancellation rate	14.4%	15.6%	14.6%	15.1%

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

Year Over Year Comparisons

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Midwest Region. Our Midwest region had operating income of $4.4 million for the three months ended June 30, 2013, a $0.4 million increase from our operating income of $4.0 million for the three months ended June 30, 2012. This improvement is a result of the factors described below.

For the quarter ended June 30, 2013, homebuilding revenue in our Midwest region increased $16.5 million, from $63.0 million in the second quarter of 2012 to $79.5 million in the second quarter of 2013, and our homebuilding gross margin dollars improved by $1.9 million, yielding a gross margin percentage of 15.8% for the quarter ended June 30, 2013 compared to 16.8% for the same period in 2012, inclusive of impairment charges. This 26% increase in homebuilding revenue and 18% improvement in gross margin dollars was the result of a 17% increase in the number of homes delivered (43 units) and a 4% increase in the average sales price of homes delivered ($10,000 per home delivered). Partially offsetting these improvements and contributing to the decline in gross margin percentage was a $0.7 million increase in asset impairment charges taken in the second quarter of 2013 compared to the same period in 2012 (primarily related to a third party land sale) and higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.5 million from $6.7 million for the quarter ended June 30, 2012 to $8.2 million for the quarter ended June 30, 2013 but decreased slightly as a percentage of revenue to 10.3% for the three months ended June 30, 2013 compared to 10.6% in the prior year's second quarter. The $0.7 million increase in selling expense was primarily due to an increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered. The $0.8 million increase in general and administrative expense was primarily due to a $0.4 million increase in variable compensation expenses associated with the improved operating performance in this region and a $0.2 million increase in land-related expenses.

During the second quarter of 2013, we opened six new communities in our Midwest region compared to one during 2012's second quarter. We also had a 32% increase in new contracts in our Midwest region for the three months ended June 30, 2013, from 299 in the second quarter of 2012 to 395 in the second quarter of 2013. Backlog increased 17% from 538 homes at June 30, 2012 to 632 homes at June 30, 2013, with an average sales price in backlog of $282,000 at June 30, 2013 compared to $263,000 at June 30,

2012. Our monthly absorption rate in our Midwest region increased to 2.1 per community in the second quarter of 2013 compared to 1.8 per community in 2012's second quarter.

Southern Region. Our Southern region had operating income of $3.9 million for the quarter ended June 30, 2013, a $1.1 million increase from our operating income of $2.8 million for the second quarter of 2012. The increase in operating income was primarily the result of improvement in our homebuilding revenue and related gross margin dollars, offset, in part, by an increase in selling, general and administrative expense.

During the three months ended June 30, 2013, homebuilding revenue in our Southern region increased $25.4 million, from $43.5 million in the second quarter of 2012 to $68.9 million in the second quarter of 2013, and homebuilding gross margin dollars improved $4.1 million, yielding a gross margin percentage of 17.8% in the second quarter of 2013 compared to 18.8% in the same period in 2012. This 59% increase in homebuilding revenue and 51% improvement in gross margin dollars was the result of a 33% increase in the number of homes delivered (62 units) and a 19% increase in the average sales price of homes delivered ($44,000 per home delivered). Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $3.0 million from $5.4 million in the second quarter of 2012 to $8.4 million in the second quarter of 2013 and remained flat as a percentage of revenue, ending at 12% for both the three months ended June 30, 2013 and 2012. The $1.7 million increase in selling expense was primarily due to a $1.0 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered, as well as due to a $0.6 million increase in expenses related to our design centers and sales offices. The $1.4 million increase in general and administrative expense was primarily due to a $1.0 million increase in variable compensation expenses associated with the improved operating performance in this region and a $0.2 million increase in land-related expenses.

During the three months ended June 30, 2013, we opened six new communities in our Southern region, the same number of new communities opened during 2012's second quarter . We experienced a 40% increase in new contracts in our Southern region during the second quarter of 2013, from 269 in the second quarter of 2012 to 376 for the quarter ended June 30, 2013. Backlog increased 81% from 361 homes at June 30, 2012 to 655 homes at June 30, 2013, with an average sales price in backlog of $275,000 at June 30, 2013 compared to $242,000 at June 30, 2012. Our monthly absorption rate in our Southern region increased to 3.2 per community in the second quarter of 2013 compared to 2.8 per community in the second quarter of 2012.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $6.2 million for the quarter ended June 30, 2013, a $3.0 million increase from our operating income of $3.2 million in the second quarter of 2012. This increase was primarily due to the improvement in our homebuilding revenue and related gross margin percentage, offset in part, by a $1.5 million increase in selling, general and administrative expense.

For the three month period ended June 30, 2013, homebuilding revenue in our Mid-Atlantic region increased $19.4 million from $59.5 million in the second quarter of 2012 to $78.9 million in the second quarter of 2013, and our homebuilding gross margin improved $4.4 million compared to the second quarter of 2012, yielding a gross margin percentage of 17.9% for the quarter ended June 30, 2013 compared to 16.3% for the quarter ended June 30, 2012. This 32% increase in revenue and 45% improvement in gross margin was the result of a 32% increase in the number of homes delivered (58 units) as well as a 4% increase in the average sales price of homes delivered ($13,000 per home delivered). Partially offsetting these improvements was a decrease of $1.3 million in land sale revenue as well as higher construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.4 million from $6.5 million in the second quarter of 2012 to $7.9 million in the second quarter of 2013 but decreased slightly as a percentage of revenue to 10.0% for the quarter ended June 30, 2013 from 10.8% for the same period in 2012. The $1.0 million increase in selling expense was primarily due to a $0.8 million increase in variable selling expenses, which resulted from the increase in sales commissions due to the higher average sales price of homes delivered and number of homes delivered. The $0.4 million increase in general and administrative expense related to increased variable compensation expenses associated with the improved operating performance in this region.

During the three months ended June 30, 2013, we opened three new communities in our Mid-Atlantic region compared to five new communities opened during the same period in 2012. We experienced a 19% increase in new contracts, from 258 in the second quarter of 2012 to 307 in the second quarter of 2013. Backlog increased 44% from 269 homes at June 30, 2012 to 388 homes at June 30, 2013, with an average sales price in backlog of $340,000 at both June 30, 2013 and June 30, 2012. Our monthly absorption rate in our Mid-Atlantic region increased to 2.9 per community in the second quarter of 2013 from 2.4 per community in the second quarter of 2012.

Financial Services. Revenue from our mortgage and title operations increased $2.4 million (47%) from $4.9 million in the second quarter of 2012 to $7.3 million in the second quarter of 2013 as a result of several factors: (1) a 14% increase in the number of loan originations, from 522 in the second quarter of 2012 to 597 in the second quarter of 2013; (2) a 3% increase in the average loan amount from $228,000 in the quarter ended June 30, 2012 to $234,000 in the quarter ended June 30, 2013; (3) higher margins on our loans sold than we experienced in 2012's second quarter; and (4) additional revenue due to retaining mortgage servicing rights. We experienced a $2.0 million increase in operating income in the second quarter of 2013 in our mortgage and title operations compared to 2012's second quarter, which was primarily due to the increase in revenue discussed above. Partially offsetting these improvements was a $0.4 million increase in selling, general, and administrative expense for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to a $0.6 million increase in payroll related expenses offset partially by a decrease in expenses related to mortgage loans sold.

At June 30, 2013, M/I Financial provided financing services in all of our markets. Approximately 77% of our homes delivered during the second quarter of 2013 were financed through M/I Financial compared to 84% in the second quarter of 2012. The decrease in our overall capture rate was due to a higher percentage of our homes delivered being in Texas where our financial services operations are not fully in place, as is typical in newer markets. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.3 million, from $5.5 million in the second quarter of 2012 to $6.8 million in the second quarter of 2013. The increase was primarily due to a $0.8 million increase in share based and variable incentive compensation associated with our improved financial performance and $0.2 million increase in charitable contributions.

Interest Expense - Net. Interest expense for the Company increased $0.9 million, from $3.5 million in the three months ended June 30, 2012 to $4.4 million in the three months ended June 30, 2013. This increase was primarily the result of an increase in our weighted average borrowings from $261.9 million in 2012's second quarter to $415.9 million in 2013's second quarter related to the issuance of $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012 and the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013. Partially offsetting this increase in borrowings was a decline in our weighted average borrowing rate from 9.20% in the second quarter of 2012 to 7.43% for second quarter of 2013, related to the addition of our two convertible debt issuances, which have significantly lower interest rates compared to our other debt outstanding in those periods, as well as increased capitalized interest related to our increased land development during the second quarter of 2013 compared to prior year.

Income Taxes. We reported an effective tax rate of 1.8% in the second quarter of 2013 compared to 2.9% for the second quarter of 2012. The decrease in our effective tax rate for the second quarter of 2013, despite our increase in pre-tax income of $4.1 million compared to prior year, is primarily related to changes in state tax rates and apportionment mix. The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our full deferred tax asset valuation allowance.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Midwest Region. Our Midwest region had operating income of $6.6 million for the six months ended June 30, 2013, a $1.5 million increase from our operating income of $5.1 million for the six months ended June 30, 2012. This improvement is a result of the factors described below.

For the first half of 2013, homebuilding revenue in our Midwest region increased $20.2 million, from $120.0 million for the first six months of 2012 to $140.2 million for the first six months of 2013, and our homebuilding gross margin dollars improved by $3.1 million, yielding a gross margin percentage of 15.5% for both the six months ended June 30, 2013 and 2012, inclusive of impairment charges. The 17% increase in homebuilding revenue was the result of a 9% increase in the number of homes delivered (42 units) and a 6% increase in the average sales price of homes delivered ($14,000 per home delivered) as well as an increase of $2.2 million in land sale revenue. The 17% improvement in our gross margin dollars in the first half of 2013 compared to 2012's first half resulted primarily from the improvements in the average sales price of homes delivered and the number of homes delivered. Partially offsetting these improvements was an $1.5 million increase in asset impairment charges taken in the first six months of 2013 compared to same period in 2012 (primarily related to a third party land sale that occurred in the second quarter of 2013) and higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.6 million from $13.6 million for the six months ended June 30, 2012 to $15.2 million for the six months ended June 30, 2013 but declined slightly as a percentage of revenue to 10.8% for the first half of 2013 from 11.3% for 2012's first half. The $0.6 million increase in selling expense was primarily due to a $0.8 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered. The $1.0 million increase in general and administrative expense was primarily due to a $0.6 million increase in variable compensation expenses associated with the improved operating performance in this region and a $0.3 million increase in land-related expenses.

During the first half of 2013, we opened 10 new communities in our Midwest region compared to four during 2012's first half. We also had a 16% increase in new contracts in our Midwest region for the six months ended June 30, 2013, from 639 in the first half of 2012 to 744 for the same period in 2013. Backlog increased 17% from 538 homes at June 30, 2012 to 632 homes at June 30, 2013, with an average sales price in backlog of $282,000 at June 30, 2013 compared to $263,000 at June 30, 2012. Our monthly absorption rate in our Midwest region increased slightly to 2.0 per community in the first half of 2013 compared to 1.9 per community in 2012's first half.

Southern Region. Our Southern region had operating income of $6.9 million for the six months ended June 30, 2013, a $3.2 million increase from our operating income of $3.7 million for the six months ended June 30, 2012. The increase in operating income was primarily the result of improvement in our homebuilding revenue as well as $1.0 million of profit relating to the sale of land to third parties, offset, in part, by a $5.3 million increase in selling, general, and administrative expense.

During the six months ended June 30, 2013, homebuilding revenue in our Southern region increased $47.3 million, from $72.6 million in the first half of 2012 to $119.9 million in the first half of 2013, and homebuilding gross margin dollars improved $8.6 million, yielding a gross margin percentage of 18.4% in the first six months of 2013 compared to 18.5% in the same period in 2012. This 65% increase in homebuilding revenue was the result of a 38% increase in the number of homes delivered (120 units) and a 19% increase in the average sales price of homes delivered ($43,000 per home delivered) as well as an increase of $1.5 million in land sale revenue. The 64% improvement in our gross margin dollars from the first half of 2012 resulted primarily from the improvements in the average sales price of homes delivered and the number of homes delivered as well as a $1.0 million profit from the sale of land. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $5.3 million from $9.8 million in the first six months of 2012 to $15.1 million in the first six months of 2013 but declined slightly as a percentage of revenue to 12.6% for the first half of 2013 from 13.4% for the first half of 2012. The $2.9 million increase in selling expense was primarily due to a $2.0 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered, as well as due to a $0.9 million increase in expenses related to our design centers and sales offices. The $2.4 million increase in general and administrative expense was primarily due to a $1.5 million increase in variable compensation expenses associated with the improved operating performance in this region and a $0.6 million increase in land-related expenses.

During the six months ended June 30, 2013, we opened 12 new communities in our Southern region compared to 11 new communities opened during 2012's first half (five of which were acquired in our April 2012 acquisition). We experienced a 56% increase in new contracts in our Southern region during the first half of 2013, from 483 in the six month period ended June 30, 2012 to 754 for the same period in 2013, primarily due to increased activity related to our Houston division. Backlog increased 81% from 361 homes at June 30, 2012 to 655 homes at June 30, 2013, with an average sales price in backlog of $275,000 at June 30, 2013 compared to $242,000 at June 30, 2012. Our monthly absorption rate in our Southern region increased to 3.2 per community in the first half of 2013 compared to 2.6 per community in the first half of 2012.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $10.5 million for the six months ended June 30, 2013, a $6.8 million increase from our operating income of $3.7 million in the first six months of 2012. This increase was primarily due to the improvement in our homebuilding revenue and related gross margin percentage as well as $0.5 million of profit relating to the sale of land to third parties, offset in part, by a $2.4 million increase in selling, general and administrative expense.

For the six month period ended June 30, 2013, homebuilding revenue in our Mid-Atlantic region increased $49.2 million from $100.3 million in the first half of 2012 to $149.5 million in the first half of 2013, and our homebuilding gross margin improved $9.2 million compared to the first half of 2012, yielding a gross margin percentage of 16.7% for the six months ended June 30, 2013 compared to 15.8% for the six months ended June 30, 2012. This 49% increase in revenue was the result of a 9% increase in the average sales price of homes delivered ($26,000 per home delivered), a 37% increase in the number of homes delivered (121 units), and an increase of $1.5 million in land sale revenue. The 58% improvement in our gross margin dollars compared to the first half of 2012 was primarily due to the improvements in average sales price of homes delivered and number of homes delivered as well as a $0.5 million profit from the sale of land. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $2.4 million from $12.1 million in the first half of 2012 to $14.5 million in the first half of 2013 but declined as a percentage of revenue to 9.7% for the six months ended June 30, 2013 from 12.1% for the same period in 2012. The increase was primarily due to a $2.0 million increase in variable selling expenses, which resulted from the increase in sales commissions due to the higher average sales price of homes delivered and number of homes delivered.

During the six months ended June 30, 2013, we opened eight new communities in our Mid-Atlantic region compared to seven new communities opened during the same period in 2012. We experienced a 34% increase in new contracts, from 468 in the first half of 2012 to 627 in the first half of 2013. Backlog increased 44% from 269 homes at June 30, 2012 to 388 homes at June 30, 2013, with an average sales price in backlog of $340,000 at both June 30, 2013 and June 30, 2012. Our monthly absorption rate in our Mid-Atlantic region increased to 3.0 per community in the first six months of 2013, compared to 2.2 per community in the same period in 2012.

Financial Services. Revenue from our mortgage and title operations increased $6.5 million (71%) from $9.2 million in the first half of 2012 to $15.7 million in the first half of 2013 as a result of several factors: (1) an 11% increase in the number of loan originations, from 983 in the six months ended June 30, 2012 to 1,094 in the same period in 2013; (2) a 9% increase in the average loan amount from $220,000 in the six months ended June 30, 2012 to $239,000 in the six months ended June 30, 2013; (3) higher margins on our loans sold than we experienced in 2012's first half; and (4) additional revenue due to retaining mortgage servicing rights. We ended 2013's first half with a $5.0 million increase in operating income compared to first half of 2012, which was primarily due to the increase in revenue discussed above. Offsetting these improvements was a $1.4 million increase in selling, general and administrative expense for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to a $1.2 million increase in payroll related expenses.

At June 30, 2013, M/I Financial provided financing services in all of our markets. Approximately 77% of our homes delivered during the first half of 2013 were financed through M/I Financial compared to 82% in the same period in 2012. The decrease in our overall capture rate was due to a higher percentage of our homes delivered being in Texas where our financial services operations are not fully in place, as is typical in newer markets. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.6 million, from $10.1 million in the six months ended June 30, 2012 to $12.7 million in the six months ended June 30, 2013. The increase was primarily due to a $1.6 million increase in share based and variable incentive compensation associated with our improved financial performance and $0.2 million increase in charitable contributions.

Interest Expense - Net. Interest expense for the Company increased $0.6 million, from $8.1 million in the six months ended June 30, 2012 to $8.7 million in the six months ended June 30, 2013. This increase was primarily the result of an increase in our weighted average borrowings from $271.1 million in the first half of 2012 to $382.4 million in first half of 2013 related to the issuance of $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012 and the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013. Partially offsetting this increase was a decline in our weighted average borrowing rate from 9.11% in the first half of 2012 to 7.76% for 2013's first half, related to the addition of our two convertible debt issuances, which have significantly lower interest rates compared to our other debt outstanding in those periods, as well as an increase in our capitalized interest related to increased land development during the first half of 2013 compared to prior year.

Income Taxes. We reported an effective tax rate of 3.5% in the first half of 2013 compared to 101.7% for the same period in 2012. The decrease in our effective tax rate for the six months ended June 30, 2013 is related to the $13.4 million increase in our pre-tax income compared to prior year. The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our full deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

At June 30, 2013, we had $178.7 million of cash, cash equivalents and restricted cash, with $166.3 million of this amount comprised of unrestricted cash and cash equivalents. We believe that our balance of unrestricted cash and available borrowing options, including availability under our Credit Facility (described in further detail below), and proceeds from home deliveries and other sources of liquidity, will be sufficient to fund currently anticipated working capital needs, investment in land and land development, construction of homes, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to issue new debt and/or equity securities as management deems necessary.

Our net income or loss historically does not approximate cash flow from operating activities. The difference between net income or loss and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, stock compensation awards and impairment losses for inventory, among other things.

At June 30, 2013 and December 31, 2012, our ratio of net debt to net capital was 42% and 39%, respectively. Our ratio of net debt to net capital is calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Operating Cash Flow Activities

During the six month period ended June 30, 2013, we used $25.2 million of cash in our operating activities, compared to cash used in operating activities of $23.5 million in the first six months of 2012. As is typical in the homebuilding industry, our primary uses of cash in operating our business are for land purchases, land development expenditures, home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash is typically revenues from home deliveries, along with revenues from our financial services operations.

The net increase of $1.7 million in cash used in operating activities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to a $30.7 million increase in the net change in total inventory, offset, in part, by net changes in other liabilities and accounts payable , as well as an $11.8 million improvement in net income (as more fully described within the “Summary of Financial Results” section above).
Due to our debt and equity offerings in both the third quarter of 2012 and the first quarter of 2013, as well as our net earnings for the year ended December 31, 2012 and the six months ended June 30, 2013, we had the flexibility to invest capital to grow our operations during the first half of 2013. We spent $100.2 million on land purchases and $36.3 million on land development, for a total land spend of $136.5 million during the six months ended June 30, 2013. In the normal course of our business, in addition to our land purchases, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have deposits and prepaid acquisition costs totaling $20.7 million as of June 30, 2013 as consideration for the right to purchase land and lots in the future, including the right to purchase $321.0 million of land and lots during 2013 through 2019.

Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that during 2013, we will spend approximately $300 million to $350 million on land purchases and land development, including the $136.5 million spent during the first six months of 2013. However, land transactions are subject to a number of factors, including our financial condition and market conditions. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2013 is driven primarily by our growth objectives and the ability of our divisions to contract for land in our markets on terms that meet our risk and return targets. In addition, we expect a larger portion of our land investment will continue to shift from finished lot purchases to land acquisition and development, which will result in increased inventory levels. Over the past several years, the majority of our land investments have been purchases of finished lots in most of our markets. During 2012 and into the first six months of 2013, we have begun increasing the amount of our investments in undeveloped land and our land development spending as the availability of finished lots in attractive locations declined in many of our markets.

Investing Cash Flow Activities

During the first six months of 2013, we used $23.2 million of cash for investing activities, compared to generating $23.2 million of cash from investing activities in the six months ended June 30, 2012. The $46.4 million difference was primarily due to the change in restricted cash, which decreased $32.6 million from the first half of 2012, primarily as a result of an amendment to the Company's Prior Credit Facility in January of 2012, that permitted the Company to release $25.0 million of restricted cash that had been pledged to the lenders under the Prior Credit Facility. At June 30, 2013, restricted cash consisted of homebuilding cash the Company had pledged as collateral in accordance with our secured Letter of Credit Facilities. In addition, we increased our investment in unconsolidated joint ventures by $17.7 million during the first half of 2013 primarily due to joint investments with other builders in two separate land developments in our Southern region.

Financing Cash Flow Activities

During the six months ended June 30, 2013, we generated $69.1 million of cash from our financing activities, compared to using $15.2 million of cash during the first six months of 2012. The increase in cash generated was primarily the result of the net proceeds of $137.3 million received from our concurrent issuances of $86.3 million aggregate principal amount of our 2018 Convertible Senior Subordinated Notes and 2.461 million of our common shares in March 2013. Partially offsetting this was the $50.4 million payment for the redemption of our preferred shares during the second quarter of 2013.

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

Included in the table below is a summary of our available sources of cash from financing sources as of June 30, 2013:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	12/31/2014	$—	$43,477
Notes payable – financial services (b)	3/28/2014	$50,442	$236

(a)
On July 18, 2013, we entered into the Credit Facility. The Credit Facility replaces the Prior Credit Facility that was scheduled to mature on December 31, 2014. At the time the Prior Credit Facility was replaced, the Company had no outstanding borrowings under the Prior Credit Facility. The available amount above is computed in accordance with the borrowing base calculation under the Prior Credit Facility as of June 30, 2013.

(b)
The available amount is computed in accordance with the borrowing base calculations under M/I Financial Corp.'s $100 million secured mortgage warehousing agreement as amended and restated on March 29, 2013 (the “MIF Mortgage Warehousing Agreement”) and M/I Financial's mortgage repurchase agreement dated November 13, 2012, as amended (the “MIF Mortgage Repurchase Facility”), each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements is $115 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 28, 2014 and the MIF Mortgage Repurchase Facility has an expiration date of November 12, 2013. During the second quarter of 2013.

Notes Payable - Homebuilding.

Homebuilding Credit Facility.

On July 18, 2013, the Company entered into the Credit Facility which provides for an aggregate commitment amount of $200 million, including a $100 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount of the Credit Facility up to $225 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility matures on July 18, 2016. Borrowings under the Credit Facility are at the Alternate Base Rate plus 2.25% or at the Eurodollar Rate plus 3.25%. Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base.

The Credit Facility replaces the Prior Credit Facility that was scheduled to mature on December 31, 2014. As of July 18, 2013, the Company had no outstanding borrowings under the Prior Credit Facility, and the $14.5 million of letters of credit that were outstanding under the Prior Credit Facility became outstanding letters of credit under the Credit Facility. The Company incurred no prepayment penalties in connection with the termination and replacement of the Prior Credit Facility. As of June 30, 2013, the Company was in compliance with all financial covenants of the Prior Credit Facility.
The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors as of July 18, 2013 for the Credit Facility are the same subsidiaries that guarantee the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes, and also guaranteed the Company's obligations under the Prior Credit Facility.
The Credit Facility is governed by a Credit Agreement dated July 18, 2013. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants, including a minimum tangible net worth requirement of $235 million (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), and a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are restricted from allowing the amount of unsold owned land to exceed exceed 125% of the sum of tangible net worth and subordinated debt, we are prohibited from making investments in Unrestricted Subsidiaries and Joint Ventures in excess of 30% of tangible net worth, and we are required to maintain either (i) an interest coverage ratio (EBITDA to interest expense, as defined in the Credit Agreement) of at least 1.50 to 1.00 or (ii) liquidity (as defined in the Credit Agreement) of an amount not less than our consolidated interest incurred during the trailing 12 months. At closing of the Credit Facility on July 18, 2013, we were in compliance with all closing conditions including financial covenants.

Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). The maturity dates for the Letter of Credit Facilities range from August 31, 2013 to June 1, 2014. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 101% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letters of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $8.0 million, for a combined letter of credit capacity of $18.0 million, of which $2.8 million was uncommitted at June 30, 2013 and could be withdrawn at any time. As of June 30, 2013, there was a total of $12.1 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $12.4 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. In March 2013, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement, which, among other things, increased the maximum borrowing availability from $70.0 million to $80.0 million and provided for an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders), extended the expiration date to March 28, 2014, and increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines from $100.0 million to $125.0 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate of the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.50%. During the second quarter of 2013, M/I Financial exercised the accordion feature under the MIF Mortgage Warehousing Agreement to increase the amount of our maximum borrowing availability by $20.0 million to $100.0 million.

The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans that have been originated by M/I Financial and are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.

As of June 30, 2013, there was $41.4 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all financial covenants. The covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial's compliance with such covenants as of June 30, 2013:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.51 to 1.00
Liquidity	≥	$5.0	$15.3
Adjusted Net Income	>	$0.0	$8.1
Tangible Net Worth	≥	$10.0	$13.1

MIF Mortgage Repurchase Facility. In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity.

The MIF Mortgage Repurchase Facility has an expiration date of November 12, 2013 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate of the floating LIBOR rate plus 350 or 412.5 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2013, there was $9.0 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of June 30, 2013.

Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year beginning on September 1, 2013. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the 2018 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

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

In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year beginning on March 15, 2013. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and the 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are be subordinated in right of payment to our existing and future senior indebtedness. The 2017 Convertible Senior Subordinated Notes are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that the Company may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes. In November 2010, the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million.

The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, the origination of mortgages for resale, title insurance or similar financial businesses relating to the homebuilding and home sales business and certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and certain subsidiaries that are otherwise designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture governing the 2018 Senior Notes. The guarantors as of June 30, 2013 for the 2018 Senior Notes are the same subsidiaries that guarantee the Company's obligations under the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes. The 2018 Senior Notes and the related guarantees are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.

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

These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of June 30, 2013, the Company was in compliance with all terms, conditions, and financial covenants under the indenture.

The “restricted payments basket,” as defined in the indenture, is equal to $40 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010 and excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. At June 30, 2013, our restricted payments basket had a positive balance of $49.0 million. The reduction in the balance of our restricted payments basket from the first quarter of 2013 was primarily due to the redemption of 2,000 of our outstanding Series A Preferred Shares for $50.4 million of cash on April 10, 2013 and the payment of a quarterly dividend in an aggregate amount of $1.2 million on the remaining outstanding Series A Preferred Shares on June 17, 2013. See “Preferred Shares” below for more information.

As a result of our positive restricted payments basket, we are permitted to make Investments (in addition to Permitted Investments) and/or to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance.

Weighted Average Borrowings. For the three months ended June 30, 2013 and 2012, our weighted average borrowings outstanding were $415.9 million and $261.9 million, respectively, with a weighted average interest rate of 7.43% and 9.20%, respectively. For the six months ended June 30, 2013 and 2012, our weighted average borrowings outstanding were $382.4 million and $271.1 million, respectively, with a weighted average interest rate of 7.76% and 9.11%, respectively. The increase in borrowings was primarily the result of the issuance of the $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012 and the issuance of the $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013. Our rate decreased primarily due to the addition of our two convertible debt issuances, which have significantly lower interest rates compared to our debt outstanding in the same periods in 2012.

At June 30, 2013, we had no outstanding borrowings the Prior Credit Facility nor did we borrow under the Prior Credit Facility during the six months ended June 30, 2013. We do not expect to incur borrowings under the Credit Facility for the remainder of 2013. To the extent we elect to borrow under the Credit Facility in the third quarter of 2013, the actual amount borrowed will vary depending on various factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home closings, as well as other cash receipts and payments.  We experience significant variation in cash from week to week due to the timing of such receipts and payments.  The amount borrowed would also be impacted by any capital markets transactions or additional financing executed by the Company during the quarter, if any.

There were $14.5 million of letters of credit issued and outstanding under the Prior Credit Facility at June 30, 2013. During the six months ended June 30, 2013, the average daily amount of letters of credit outstanding under the Prior Credit Facility was $15.7 million and the maximum amount of letters of credit outstanding under the Prior Credit Facility was $17.3 million. At the time the Prior Credit Facility was replaced, all letters of credit issued and outstanding under the Prior Credit Facility became part of the letter of credit sub-facility under the Credit Facility.

At June 30, 2013, M/I Financial had $41.4 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2013, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $25.6 million and the maximum amount outstanding was $61.3 million.

At June 30, 2013, M/I Financial had $9.0 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2013, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $6.5 million and the maximum amount outstanding was $14.5 million.

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

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $49.0 million at June 30, 2013. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket.

On April 10, 2013, we redeemed 2,000 of our outstanding Series A Preferred Shares for $50.4 million of cash, which reduced the restricted payments basket by that amount. In addition, we paid a quarterly dividend in an aggregate amount of $1.2 million on our Series A Preferred Shares for the second quarter of 2013 on June 17, 2013 to holders of record as of June 1, 2013.

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

As of June 30, 2013, approximately $3.8 million remained available for future offerings under the universal shelf registration statement.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, except for our new Credit Facility entered into on July 18, 2013 and our 2018 Convertible Senior Subordinated Notes, both described above in the “Liquidity and Capital Resources” section.

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

Unconsolidated Limited Liability Companies.  In order to minimize our investment and risk of land exposure in a single location, we periodically partner with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture partnerships where a special purpose entity is established to own the property, we enter into limited liability company arrangements (“Unconsolidated LLCs”) or other joint development arrangements with the other partners to develop the land. The Company's interest in these entities as of June 30, 2013 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the entity. The Company is required to evaluate these Unconsolidated LLCs to determine whether they meet the criteria of a variable interest entity (“VIE”). These evaluations are initially performed when each new entity is created and upon any events that require reconsideration of the entity. If it is determined that we are the primary beneficiary, we must first determine if we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are also expected to benefit from or absorb a potentially significant amount of the VIE's expected gains or losses, respectively.

As of June 30, 2013, we have determined that one of the Unconsolidated LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. All of our other entities had sufficient equity at risk to permit the entity to finance its activities without additional subordinated support from the equity investors. However, we have determined that we do not have substantive control over any of these entities, including our VIE, as we do not have the ability to control the activities that most significantly impact and, therefore, they are recorded using the equity method of accounting and do not require consolidation into our financial statements. We believe that the Company's maximum exposure related to its investment in these entities as of June 30, 2013 is the amount invested of $28.6 million (in addition to a $2.5 million note due to the Company from one of the Unconsolidated LLCs), though we expect to invest further amounts in these LLCs as development of the properties progresses.

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

At June 30, 2013, “Consolidated Inventory Not Owned” included $1.9 million under options contracts that were deemed to be VIEs and where we were considered the primary beneficiary of the VIE. Of this balance, $0.8 million related to specific performance obligations. At June 30, 2013, the corresponding liability of $1.9 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of June 30, 2013 related to our land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $20.7 million, including cash deposits of $10.8 million, prepaid acquisition costs of $3.5 million and letters of credit of $6.4 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2013, the Company had outstanding $75.7 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through February 2018.  Included in this total are: (1) $45.6 million of performance bonds and $14.0 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $12.6 million of financial letters of credit; and (3) $3.5 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit and mortgage repurchase facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $315 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
Description of financial instrument (in thousands)	2013	2012
Best-effort contracts and related committed IRLCs	$3,291	$1,184
Uncommitted IRLCs	65,424	25,854
FMBSs related to uncommitted IRLCs	66,000	26,000
Best-effort contracts and related mortgage loans held for sale	5,709	25,441
FMBSs related to mortgage loans held for sale	47,000	44,000
Mortgage loans held for sale covered by FMBSs	47,223	44,524

The table below shows the measurement of assets and liabilities at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2013	2012
Mortgage loans held for sale	$51,491	$71,121
Forward sales of mortgage-backed securities	3,291	253
Interest rate lock commitments	(735)	1
Best-efforts contracts	14	(3)
Total	$54,061	$71,372

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
Description (in thousands)	2013	2012
Mortgage loans held for sale	$(2,508)	$700
Forward sales of mortgage-backed securities	3,368	(852)
Interest rate lock commitments	(929)	34
Best-efforts contracts	140	(64)
Total gain (loss) recognized	$71	$(182)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of June 30, 2013:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	6/30/2013
ASSETS:
Mortgage loans held for sale:
Fixed rate	$52,950	$—	$—	$—	$—	$—	$52,950	$50,918
Weighted average interest rate	3.62%	—%	—%	—%	—%	—%	3.62%
Variable rate	602	—	—	—	—	—	602	573
Weighted average interest rate	2.59%	—%	—%	—%	—%	—%	2.59%

LIABILITIES:
Long-term debt — fixed rate	$—	$—	$—	$—	$57,500	$316,250	$373,750	$405,734
Weighted average interest rate	—%	—%	—%	—%	3.25%	7.09%	6.50%
Short-term debt — variable rate	50,442	—	—	—	—	—	50,442	50,442
Weighted average interest rate	3.00%	—%	—%	—%	—%	—%	3.54%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions which are routine and incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

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

Under the terms of the Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to a minimum consolidated tangible net worth requirement, a minimum interest coverage ratio or liquidity requirement, and a maximum leverage ratio. Failure to comply with these covenants or any of the other restrictions of the Credit Facility, whether because of a decline in our operating performance or otherwise, could result in a default under the Credit Facility. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, which in turn could cause a default under the documents governing any of our other indebtedness that is then outstanding if we are not able to repay such indebtedness from other sources. If this happens and we are unable to obtain waivers from the required lenders, the lenders could exercise their rights under such documents, including forcing us into bankruptcy or liquidation.

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

As of June 30, 2013, we had approximately $381.0 million of indebtedness outstanding (excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility), $237.3 million of which was senior indebtedness, including $5.9 million of secured indebtedness. In addition, under the terms of the Credit Facility, the indentures governing the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

The following table sets forth certain information relating to the Company's redemption of 2,000 of its Series A Preferred Shares during the three months ended June 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013	2,000(1)	$25.176042	—	—
May 1, 2013	—	—	—	—
June 1, 2013	—	—	—	—
Total	2,000	$25.176042	—	—

(1)
On April 10, 2013, the Company redeemed 2,000 of its outstanding Series A Preferred Shares, at a redemption price of $25,000 per share plus an amount equal to $176.042 (the amount of the accrued and unpaid dividends thereon (whether or not earned or declared) from March 15, 2013 to (but excluding) April 10, 2013), for a total payment of $25,176.042 per share. The Series A Preferred Shares are each represented by 1,000 depositary shares.

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common shares during the three months ended June 30, 2013.

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

10.1
Credit Agreement dated July 18, 2013 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 19, 2013)
.

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

M/I Homes, Inc.
(Registrant)

Date:	July 26, 2013	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 26, 2013	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Credit Agreement dated July 18, 2013 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 19, 2013).

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