Form 10-Q
period 2013-09-30
M I HOMES INC
filed 2013-10-25
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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
Common shares, par value $.01 per share: 24,357,943 shares outstanding as of October 23, 2013.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2013	December 31, 2012

ASSETS:
Cash and cash equivalents	$142,475	$145,498
Restricted cash	15,806	8,680
Mortgage loans held for sale	60,388	71,121
Inventory	676,336	556,817
Property and equipment - net	10,346	10,439
Investment in unconsolidated joint ventures	34,088	11,732
Deferred income taxes, net of valuation allowance of $14.9 million and $135.7 million at September 30, 2013 and December 31, 2012, respectively	112,682	—
Other assets	30,946	27,013
TOTAL ASSETS	$1,083,067	$831,300

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$85,804	$47,690
Customer deposits	14,918	10,239
Other liabilities	62,310	49,972
Community development district (“CDD”) obligations	3,419	4,634
Obligation for consolidated inventory not owned	1,576	19,105
Notes payable bank - financial services operations	55,614	67,957
Notes payable - other	8,126	11,105
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	—
Senior notes	227,970	227,670
TOTAL LIABILITIES	603,487	495,872

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 and 4,000 shares issued at September 30, 2013 and December 31, 2012, respectively; 2,000 and 4,000 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	48,163	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 27,092,723 and 24,631,723 shares at September 30, 2013 and December 31, 2012, respectively	271	246
Additional paid-in capital	235,880	180,289
Retained earnings	249,582	117,048
Treasury shares - at cost - 2,734,780 and 2,944,470 shares at September 30, 2013 and December 31, 2012, respectively	(54,316)	(58,480)
TOTAL SHAREHOLDERS' EQUITY	479,580	335,428
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,083,067	$831,300

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Revenue	$275,195	$208,875	$700,475	$510,994
Costs and expenses:
Land and housing	218,150	164,452	556,799	408,893
Impairment of inventory and investment in unconsolidated joint ventures	2,136	1,309	4,237	1,876
General and administrative	18,261	16,016	52,389	42,299
Selling	17,999	14,647	47,383	38,483
Equity in income of unconsolidated joint ventures	(278)	—	(278)	—
Interest	3,449	3,999	12,186	12,066
Loss on early extinguishment of debt	1,726	—	1,726	—
Total costs and expenses	261,443	200,423	674,442	503,617

Income before income taxes	13,752	8,452	26,033	7,377

(Benefit) provision for income taxes	(111,559)	138	(111,129)	(955)

Net income	$125,311	$8,314	$137,162	$8,332

Preferred dividends	1,219	—	2,438	—
Excess of fair value over book value of preferred shares redeemed	—	—	2,190	—

Net income to common shareholders	$124,092	$8,314	$132,534	$8,332

Earnings per common share:
Basic	$5.09	$0.43	$5.61	$0.44
Diluted	$4.22	$0.42	$4.79	$0.43

Weighted average shares outstanding:
Basic	24,358	19,434	23,642	19,014
Diluted	29,745	20,273	28,410	19,238

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Nine Months Ended September 30, 2013
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2012	4,000	$96,325	21,687,253	$246	$180,289	$117,048	$(58,480)	$335,428
Net income	—	—	—	—	—	137,162	—	137,162
Fair value over carrying value of preferred shares redeemed	—	2,190	—	—	—	(2,190)	—	—
Dividends to shareholders, $609.375 per preferred share	—	—	—	—	—	(2,438)	—	(2,438)
Common share issuance	—	—	2,461,000	25	54,592	—	—	54,617
Preferred shares redeemed	(2,000)	(50,352)	—	—		—	—	(50,352)
Income tax effect of stock options and executive deferred compensation distributions	—	—	—	—	383	—	—	383
Stock options exercised	—	—	184,832	—	(1,031)	—	3,671	2,640
Stock-based compensation expense	—	—	—	—	1,835	—	—	1,835
Deferral of executive and director compensation	—	—	—	—	305	—	—	305
Executive and director deferred compensation distributions	—	—	24,858	—	(493)	—	493	—
Balance at September 30, 2013	2,000	$48,163	24,357,943	$271	$235,880	$249,582	$(54,316)	$479,580

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
OPERATING ACTIVITIES:
Net income	$137,162	$8,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	4,237	2,132
Equity in income of unconsolidated joint ventures	(278)	—
Bargain purchase gain	—	(1,219)
Mortgage loan originations	(426,636)	(355,075)
Proceeds from the sale of mortgage loans	439,151	354,443
Fair value adjustment of mortgage loans held for sale	(1,782)	(431)
Depreciation	3,777	4,940
Amortization of intangibles, debt discount and debt issue costs	2,555	1,822
Loss on early extinguishment of debt	1,726	—
Stock-based compensation expense	1,835	1,398
Deferred income tax expense	9,190	3,721
Deferred tax asset valuation allowances	(120,836)	(3,721)
Other	—	50
Change in assets and liabilities:
Cash held in escrow	148	(37)
Inventory	(142,642)	(71,236)
Other assets	(2,443)	(4,030)
Accounts payable	38,114	23,016
Customer deposits	4,679	6,604
Accrued compensation	1,767	1,667
Other liabilities	9,840	11,303
Net cash used in operating activities	(40,436)	(16,321)

INVESTING ACTIVITIES:
Change in restricted cash	(7,274)	32,391
Purchase of property and equipment	(1,654)	(858)
Return of capital from unconsolidated joint ventures	1,522	—
Acquisition, net of cash acquired	—	(4,707)
Investment in unconsolidated joint ventures	(25,496)	(949)
Net cash (used in) provided by investing activities	(32,902)	25,877

FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	—	(41,443)
Net proceeds from issuance of senior notes	—	29,700
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—
Proceeds from issuance of convertible senior subordinated notes due 2017	—	57,500
Repayments of bank borrowings - net	(12,343)	2,234
(Principal repayments of) proceeds from notes payable-other and CDD bond obligations	(2,979)	4,968
Dividends paid on preferred shares	(2,438)	—
Net proceeds from issuance of common shares	54,617	42,085
Redemption of preferred shares	(50,352)	—
Debt issue costs	(5,463)	(5,843)
Proceeds from exercise of stock options	2,640	1,215
Excess tax deficiency from stock-based payment arrangements	383	—
Net cash provided by financing activities	70,315	90,416
Net (decrease) increase in cash and cash equivalents	(3,023)	99,972
Cash and cash equivalents balance at beginning of period	145,498	59,793
Cash and cash equivalents balance at end of period	$142,475	$159,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$4,977	$5,442
Income taxes	$679	$280

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,215)	$(995)
Consolidated inventory not owned	$(17,529)	$3,608
Distribution of single-family lots from unconsolidated joint ventures	$1,912	$—

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers' compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2012 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Reclassifications

The Company reclassified certain amounts presented in the Supplemental Condensed Consolidating Balance Sheet for the period ended December 31, 2012 and the Supplemental Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012 included in Note 13. The Company believes these reclassifications are immaterial to the supplemental condensed consolidating financial statements which are presented as supplemental information. These reclassifications do not affect the Company's consolidated financial statements for either period.

Impact of New Accounting Standards

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-01: Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 amended ASU 2011-11 and will enhance disclosures required by the United States Generally Accepted Accounting Principles (“U.S. GAAP”) by requiring additional information about financial and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. The Company adopted this standard on January 1, 2013, and the adoption did not have a material impact on its Unaudited Condensed Consolidated Financial Statements.

In April 2013, the FASB issued ASU No. 2013-04: Liabilities (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for us beginning January 1, 2014. The Company does not anticipate the adoption of this guidance will have a material impact on its Unaudited Condensed Consolidated Financial Statements or disclosures.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and for interim periods within those annual periods. Early adoption and retrospective application are permitted. The Company does not anticipate the adoption of this guidance will have a material impact on its Unaudited Condensed Consolidated Financial Statements or disclosures.

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

Assets Measured on a Recurring Basis

The Company measures both mortgage loans held for sale and interest rate lock commitments (“IRLCs”) at fair value. In the normal course of business, our financial services segment enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates.  The commitments become effective when the borrowers “lock-in” a specified interest rate within established time frames.  Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sale contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  The Company does not engage in speculative trading or derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers or investors are undesignated derivatives, and accordingly, are marked to fair value through earnings.  Changes in fair value measurements are included in earnings in the accompanying statements of operations.

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

The table below shows the notional amounts of our financial instruments at September 30, 2013 and December 31, 2012:

Description of financial instrument (in thousands)	September 30, 2013	December 31, 2012
Best efforts contracts and related committed IRLCs	$4,417	$1,184
Uncommitted IRLCs	79,594	25,854
FMBSs related to uncommitted IRLCs	80,000	26,000
Best efforts contracts and related mortgage loans held for sale	3,025	25,441
FMBSs related to mortgage loans held for sale	55,000	44,000
Mortgage loans held for sale covered by FMBSs	54,720	44,524

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2013 and December 31, 2012:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$60,388	$—	$60,388	$—
Forward sales of mortgage-backed securities	(1,971)	—	(1,971)	—
Interest rate lock commitments	942	—	942	—
Best-efforts contracts	(179)	—	(179)	—
Total	$59,180	$—	$59,180	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$71,121	$—	$71,121	$—
Forward sales of mortgage-backed securities	253	—	253	—
Interest rate lock commitments	1	—	1	—
Best-efforts contracts	(3)	—	(3)	—
Total	$71,372	$—	$71,372	$—

The following table sets forth the amount of (loss) gain recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2013	2012	2013	2012
Mortgage loans held for sale	$3,365	$328	$1,782	$431
Forward sales of mortgage-backed securities	(5,262)	(838)	(2,224)	(925)
Interest rate lock commitments	1,677	341	941	328
Best-efforts contracts	(193)	(84)	(176)	(77)
Total (loss) gain recognized	$(413)	$(253)	$323	$(243)

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2013		September 30, 2013
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$1,971
Interest rate lock commitments	Other assets	942	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	179
Total fair value measurements		$942		$2,150

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$253	Other liabilities	$—
Interest rate lock commitments	Other assets	1	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	3
Total fair value measurements		$254		$3

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

As of September 30, 2013, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of September 30, 2013, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the nine month period ended September 30, 2013, we increased our total investment in such joint venture arrangements from December 31, 2012 by $22.4 million primarily due to a joint investment with another builder in a land development in our Southern region.

For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company's ownership in these LLCs as of September 30, 2013 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810-10”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a Variable Interest Entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE.

As of September 30, 2013, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over any of these entities, including our VIE, as we do not have the ability to control the activities that most significantly impact their economic performance. As a result, none of these LLCs are required to be consolidated into our financial statements and the entities are instead recorded in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.

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

Investment In Unconsolidated Joint Ventures. We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated joint ventures' earnings or loss, if any, is included in our statement of operations. We evaluate our investments in unconsolidated joint ventures for impairment at least quarterly as described below.

If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the unconsolidated joint venture, the timing of distribution of lots to the Company from the unconsolidated joint venture, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in unconsolidated joint ventures, the Company evaluates the projected cash flows associated with each unconsolidated joint venture. As of September 30, 2013, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated joint ventures. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the unconsolidated joint venture for a period of time sufficient to allow for any anticipated recovery in market value. We believe that the Company's maximum exposure related to its investment in these unconsolidated joint ventures as of September 30, 2013 is the amount invested of $34.1 million (in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Included in the Company's investment in unconsolidated joint ventures at September 30, 2013 and December 31, 2012 were $0.7 million and $0.8 million of capitalized interest and other costs, respectively.

Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period; however, due to the passage of time, change in market conditions, and/or changes in management's intentions with respect to the inventory, a change in assumptions could result and impairment could occur.

The table below summarizes the Company's assets measured on a non-recurring basis as of and for the three and nine months ended September 30, 2013 and 2012:

		Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	Hierarchy	2013	2012 (2)	2013	2012 (2)

Adjusted basis of inventory (1)	Level 3	$1,975	$2,108	$3,876	$2,350
Impairments		2,136	1,309	4,237	1,876

Initial basis of inventory		$4,111	$3,417	$8,113	$4,226

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

Financial Instruments

Counterparty Credit Risk. To reduce the risk associated with losses that would be recognized if counterparties failed to perform as contracted, the Company limits the entities with whom management can enter into commitments. This risk of accounting loss is the difference between the market rate at the time of non-performance by the counterparty and the rate to which the Company committed.

The following table presents the carrying amounts and fair values of the Company's financial instruments at September 30, 2013 and December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	September 30, 2013		December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$158,281	$158,281	$154,178	$154,178
Mortgage loans held for sale	60,388	60,388	71,121	71,121
Split dollar life insurance policies	176	174	710	678
Notes receivable	3,312	3,180	8,787	7,460
Commitments to extend real estate loans	942	942	1	1
Forward sales of mortgage-backed securities	—	—	253	253
Liabilities:
Notes payable - banks	55,614	55,614	67,957	67,957
Notes payable - other	8,126	8,137	11,105	11,148
Convertible senior subordinated notes due 2017	57,500	65,406	57,500	74,175
Convertible senior subordinated notes due 2018	86,250	87,328	—	—
Senior notes due 2018	227,970	246,675	227,670	250,700
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	179	179	3	3
Forward sales of mortgage-backed securities	1,971	1,971	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	659	—	493

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2013 and December 31, 2012:

Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at September 30, 2013 and December 31, 2012. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable. During the third quarter of 2013, the balance of our split dollar life insurance policies decreased by $0.5 million due to the surrender of a policy (and termination of the related split-dollar agreement) by an officer.

Notes Payable - Banks. The interest rate available to the Company in the third quarter of 2013 fluctuated with the Alternate Base Rate or the Eurodollar Rate (for the Company's new $200 million unsecured revolving credit facility (the “Credit Facility”) or LIBOR (for M/I Financial Corp.'s $100 million secured mortgage warehousing agreement as amended and restated on March 29, 2013 (the “MIF Mortgage Warehousing Agreement”) and for M/I Financial's $15 million mortgage repurchase agreement dated November 13, 2012, as amended (the “MIF Mortgage Repurchase Facility”)), and thus their carrying value is a reasonable estimate of fair value. During the second quarter of 2013, M/I Financial exercised the accordion feature under the MIF Mortgage Warehousing Agreement to increase the maximum borrowing availability amount thereunder by $20.0 million to $100.0 million.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $29.4 million and $25.7 million represent potential commitments at September 30, 2013 and December 31, 2012, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 3. Inventory

A summary of the Company's inventory as of September 30, 2013 and December 31, 2012 is as follows:

(In thousands)	September 30, 2013	December 31, 2012
Single-family lots, land and land development costs	$283,455	$257,397
Land held for sale	6,899	8,442
Homes under construction	331,969	221,432
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2013 - $5,242; December 31, 2012 - $4,883)	35,664	37,080
Community development district infrastructure	3,418	4,634
Land purchase deposits	13,355	8,727
Consolidated inventory not owned	1,576	19,105
Total inventory	$676,336	$556,817

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of September 30, 2013 and December 31, 2012, we had 822 homes (with a carrying value of $110.0 million) and 649 homes (with a carrying value of $89.8 million), respectively, included in homes under construction that were not subject to a sales contract.

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

A summary of the Company’s valuation adjustments and write-offs for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Impairment of operating communities:
Midwest	$481	$—	$481	$10
Southern	—	—	—	—
Mid-Atlantic	—	—	—	—
Total impairment of operating communities (a)	$481	$—	$481	$10
Impairment of future communities:
Midwest	$1,655	$1,309	$2,465	$1,771
Southern	—	—	—	—
Mid-Atlantic	—	—	—	—
Total impairment of future communities (a)	$1,655	$1,309	$2,465	$1,771
Impairment of land held for sale:
Midwest	$—	$—	$1,291	$95
Southern	—	—	—	—
Mid-Atlantic	—	—	—	—
Total impairment of land held for sale (a)	$—	$—	$1,291	$95
Option deposits and pre-acquisition costs write-offs:
Midwest	$—	$—	$—	$36
Southern	—	—	—	110
Mid-Atlantic	—	—	—	110
Total option deposits and pre-acquisition costs write-offs (b)	$—	$—	$—	$256
Impairment of investments in unconsolidated joint ventures:
Midwest	$—	$—	$—	$—
Southern	—	—	—	—
Mid-Atlantic	—	—	—	—
Total impairment of investments in unconsolidated joint ventures (a)	$—	$—	$—	$—
Total impairments and write-offs of option deposits and pre-acquisition costs	$2,136	$1,309	$4,237	$2,132

(a)	Amounts are recorded within Impairment of inventory and investment in unconsolidated joint ventures in the Company's Unaudited Condensed Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

NOTE 5. Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Capitalized interest, beginning of period	$14,260	$17,967	$15,376	$18,869
Interest capitalized to inventory	3,940	2,574	10,045	7,128
Capitalized interest charged to cost of sales	(4,074)	(3,755)	(11,295)	(9,211)
Capitalized interest, end of period	$14,126	$16,786	$14,126	$16,786

Interest incurred	$7,389	$6,573	$22,231	$19,194

NOTE 6. Guarantees and Indemnifications

Warranty

Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”) and our 10-year (Texas markets only) and 30-year (all markets excluding Texas) transferable structural warranty in Other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets.

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

A summary of warranty activity for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Warranty reserves, beginning of period	$10,388	$8,733	$10,438	$9,025
Warranty expense on homes delivered during the period	1,999	1,646	5,004	4,021
Changes in estimates for pre-existing warranties	321	141	422	231
Settlements made during the period	(1,952)	(1,524)	(5,108)	(4,281)
Warranty reserves, end of period	$10,756	$8,996	$10,756	$8,996

Guarantees

In the ordinary course of business, M/I Financial Corp. (“M/I Financial”), a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those conditions of the loan within the first six months after the sale of the loan. Loans totaling approximately $6.1 million and $3.1 million were covered under the above guarantees as of September 30, 2013 and December 31, 2012, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at September 30, 2013, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial did not repurchase any loans under the above agreements during the nine months ended September 30, 2013. The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $8.4 million and $7.9 million at September 30, 2013 and December 31, 2012, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of both September 30, 2013 and December 31, 2012, the total of all loans indemnified to third party insurers relating to the above agreements was $1.0 million. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to the guarantees described above totaling $2.9 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively, which is management's best estimate of the Company's liability.

At September 30, 2013, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company's obligations under the 2018 Senior Notes and the Credit Facility are guaranteed jointly and severally on a senior unsecured basis by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 13), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the Indenture for the 2018 Senior Notes. The Company's obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors for the 2018 Senior Notes and the Credit Facility (the “Guarantor Subsidiaries”). Refer to Note 9 for a description of the guarantees of the Credit Facility.

NOTE 7. Commitments and Contingencies

At September 30, 2013, the Company had outstanding approximately $91.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through October 2018. Included in this total are: (1) $59.2 million of performance and maintenance bonds and $13.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $15.8 million of financial letters of credit, of which $8.4 million represent deposits on land and lot purchase agreements; and (3) $3.2 million of financial bonds.

At September 30, 2013, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $340.1 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

NOTE 8. Legal Liabilities

The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions which are incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, it is possible that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At both September 30, 2013 and December 31, 2012, we had $0.3 million reserved for legal expenses.

NOTE 9. Debt

Notes Payable - Homebuilding

On July 18, 2013, the Company entered into the Credit Facility, which has a maximum borrowing availability of $200 million. The Credit Facility matures on July 18, 2016. The Credit Facility contains an uncommitted $25 million accordion feature under which its aggregate principal amount can be increased to up to $225 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders, as well as a sub-limit of $100 million for the issuance of letters of credit. Interest on amounts borrowed under the Credit Facility is payable at a rate based on either the Alternate Base Rate plus 2.25% or at the Eurodollar Rate plus 3.25%. Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including a minimum tangible net worth requirement and a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are restricted from allowing the amount of unsold owned land to exceed exceed 125% of the sum of tangible net worth and subordinated debt, we are prohibited from making investments in Unrestricted Subsidiaries and Joint Ventures in excess of 30% of tangible net worth, and we are required to maintain either (i) an interest coverage ratio ( as defined therein) of at least 1.50 to 1.00 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. At September 30, 2013, the Company was in compliance with all financial covenants of the Credit Facility.

The Credit Facility replaced the $140 million secured revolving credit facility (the “Prior Credit Facility”) that was scheduled to mature on December 31, 2014. The guarantors of the Credit Facility are the same subsidiaries that guarantee the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes. The Company incurred no prepayment penalties in connection with the termination and replacement of the Prior Credit Facility; however, the Company recorded a $1.7 million loss on early extinguishment of debt related to unamortized issuance fees on the Prior Credit Facility.

At September 30, 2013, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $352.9 million, so the full amount of the $200 million facility was available, and there were no borrowings outstanding and $13.9 million of letters of credit outstanding under the Credit Facility, leaving net remaining borrowing availability of $186.1 million as of September 30, 2013.

The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). During the three months ended September 30, 2013, the Company extended the maturity dates on two of the Letter of Credit Facilities for an additional year to August 31, 2014 and September 30, 2014, respectively, while also increasing the maximum available amount under the facility maturing on September 30, 2014 from $8.0 million to $10.0 million. At September 30, 2013, there was $15.5 million of outstanding letters of credit in aggregate under the Company's three Letter of Credit Facilities, which were collateralized with $15.8 million of the Company's cash.

Notes Payable — Financial Services

In March 2013, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement, which, among other things, increased the maximum borrowing availability to $80.0 million and included an accordion feature which allowed for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders), extended the expiration date to March 28, 2014, and increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines to $125.0 million. The interest rate was also adjusted to a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.50%. On June 3, 2013, M/I Financial exercised the accordion feature described above to increase the amount of our maximum borrowing availability under the MIF Mortgage Warehousing Agreement to $100.0 million by obtaining additional bank commitments totaling $20.0 million.

On November 13, 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility with a maximum borrowing availability of $15.0 million and an expiration date of November 12, 2013. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of November 12, 2013, but we cannot provide any assurance that we will be able to obtain such an extension.

At September 30, 2013, M/I Financial's total combined maximum borrowing availability under the two credit facilities was $115.0 million. At September 30, 2013, M/I Financial had $55.6 million outstanding on a combined basis under its credit facilities and was in compliance with all financial covenants of those agreements.

Convertible Senior Subordinated Notes

In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

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

In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes

As of September 30, 2013, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $127.5 million at September 30, 2013. The increase in the balance of our restricted payments basket from the second quarter of 2013 was primarily due to the net income of our Restricted Subsidiaries in the third quarter of 2013, offset partially by a $1.2 million dividend payment made on our Series A Preferred Shares on September 16, 2013. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.

NOTE 10. Earnings Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
NUMERATOR
Net income	$125,311	$8,314	$137,162	$8,332
Preferred stock dividends	(1,219)	—	(2,438)	—
Excess of fair value over book value of preferred shares redeemed	—	—	(2,190)	—
Interest on 3.25% convertible senior subordinated notes due 2017	611	128	1,833	—
Interest on 3.00% convertible senior subordinated notes due 2018	824	—	1,851	—
Net income to common shareholders	125,527	8,442	136,218	8,332
DENOMINATOR
Basic weighted average shares outstanding	24,358	19,434	23,642	19,014
Effect of dilutive securities:
Stock option awards	183	187	246	92
Deferred compensation awards	119	127	111	132
3.25% convertible senior subordinated notes due 2017	2,416	525	2,416	—
3.00% convertible senior subordinated notes due 2018	2,669	—	1,995	—
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,745	20,273	28,410	19,238
Earnings per common share
Basic	$5.09	$0.43	$5.61	$0.44
Diluted	$4.22	$0.42	$4.79	$0.43
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	998	695	951	1,003

During both the second and third quarters of 2013, the Company declared a cash dividend of $609.375 per preferred share on its 2,000 outstanding Series A Preferred Shares. The dividend was paid on June 17, 2013 and September 16, 2013 to holders of record as of June 1, 2013 and September 1, 2013 for $1.2 million in cash, respectively.

In March 2013, the Company announced its intention to redeem 2,000 of its outstanding Series A Preferred Shares and recognized a $2.2 million non-cash equity charge in the first quarter of 2013 related to the excess of fair value over carrying value relating primarily to the original issuance costs that were paid in 2007. This charge reduced net income to common shareholders in the earnings per share calculation above for the nine month period ended September 30, 2013. On April 10, 2013, the Company redeemed the 2,000 Series A Preferred Shares for $50.4 million in cash.

In March 2013, the Company also issued 2.461 million common shares in a public offering at a price of $23.50 per share (for net proceeds of $54.6 million), which shares are included above in our total basic weighted average shares outstanding for the nine month period ended September 30, 2013.

For the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013, the effect of convertible debt was included in the diluted earnings per share calculations. For the nine months ended September 30, 2012, the effect of convertible debt was not included in the diluted earnings per share calculations as it would have been anti-dilutive.

NOTE 11. Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. At September 30, 2013, the Company's net gross deferred tax asset balance was $126.6 million, of which $127.6 million were gross deferred tax assets (reported as such on the Company's consolidated balance sheets, net of a $14.9 million valuation allowance), and $1.0 million were gross deferred tax liabilities (included in other liabilities on the Company's consolidated balance sheets).
In accordance with ASC 740-10, Income Taxes, we evaluate our deferred tax assets, including the benefit from net operating losses (“NOLs”) and tax credit carryforwards, to determine if a valuation allowance is required. Companies must assess, using significant judgments, whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment gives appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. Based upon a review of all available evidence, we recorded a full valuation allowance against our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at the time.

During the quarter ended September 30, 2013, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The Company is required to use judgment in considering the relative impact of negative and positive evidence when determining the need for a valuation allowance for its deferred tax asset. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is needed.

The positive evidence considered by the Company in its evaluation for each of our taxing jurisdictions was the objective evidence related to our past and current financial results, including a period of sustained profitability comprising six consecutive quarters of pre-tax net income totaling $43.2 million, and the projected utilization of a majority of our current NOL carryforwards and temporary differences as they reverse in the carryforward periods, generally 20 years. Other positive evidence considered, among other things, was our expectation of continued earnings, and continued indications of a sustained recovery in the housing markets in which the Company operates, as evidenced by the significant increases experienced by the Company in several key financial indicators compared to the prior year, including new contracts, revenues, backlog sales value, new home deliveries and declining overhead leverage as a percent of revenue. We believe that economic data, such as recent and forecasted increases in housing starts, homebuilding volume and average sales prices, also affirm the recovery in the housing industry. We believe historically low mortgage rates, affordable home prices, reduced foreclosures, and a favorable home ownership to rental comparison continue to drive the recovery in the housing industry.
The most significant direct negative evidence that currently exists is that the Company is currently in a four-year cumulative loss position, which period represents our estimated business cycle. However, at September 30, 2013, the Company's cumulative four-year loss has declined significantly as a result of six consecutive quarters of profitability and, based on the Company's current earnings level, the Company will realize a majority of its deferred tax assets. Other negative evidence considered was the recent rise in mortgage interest rates and the potential impact of such rise on our business. While we believe it has caused a temporary slow down in the pace of the housing recovery and related trends compared to previous quarters in 2013, we believe the demand for housing continues to increase new contracts, as evidenced by the 15% increase in new contracts that we experienced during the three months ended September 30, 2013 when compared to the same period in 2012 as well as other factors.
Based on its analysis of positive and negative evidence, the Company concluded that the objective positive evidence outweighed the negative evidence, and that the Company will more likely than not realize a majority of its deferred tax assets. In accordance with GAAP, when a change in valuation allowance is recognized as a result of a change in judgment in an interim period, a portion of the valuation allowance to be reversed must be spread over the remaining interim periods. Accordingly, the Company reversed $111.6 million of its deferred tax asset valuation allowance during the third quarter of 2013 and retained a $4.7 million valuation allowance for estimated utilization pertaining to estimated earnings in the fourth quarter of 2013. In addition to the retained $4.7 million valuation allowance, the Company retained an additional $10.2 million valuation allowance for certain state jurisdictions which have a shorter NOL carryforward utilization period or a large NOL carryforward relative to their current earnings. In future periods, the remaining valuation allowance for these state jurisdictions will be evaluated to determine if sufficient positive evidence indicates that it is more likely than not that an additional portion of the underlying state NOL carryforwards will be realized. The Company's net gross deferred tax assets were $126.6 million at September 30, 2013, which, inclusive of our valuation allowance, results in a net deferred tax asset of $111.6 million.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Deferred tax assets:
Warranty, insurance and other accruals	$11,487	11,378
Inventory	17,417	22,612
State taxes	71	(64)
Net operating loss carryforward	98,007	102,475
Deferred charges	613	336
Total deferred tax assets	127,595	136,737

Deferred tax liabilities:
Depreciation	397	804
Prepaid expenses	639	184
Total deferred tax liabilities	1,036	988

Net total deferred tax assets	126,559	135,749
Less valuation allowance	(14,913)	(135,749)
Total deferred tax assets, net of valuation allowance	111,646	—

The benefit from income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Current:
Federal	$2	$—	$2	$—
State	$85	$138	$515	$(955)
	$87	$138	$517	$(955)

(In thousands)
Deferred:
Federal	$(104,751)	$—	$(104,751)	$—
State	$(6,895)	$—	$(6,895)	$—
	(111,646)	—	(111,646)	—
Total	$(111,559)	$138	$(111,129)	$(955)
At September 30, 2013, the Company had federal NOL carryforwards of approximately $77.8 million and federal credit carryforwards of $4.3 million. Federal NOL carryforwards may be carried forward up to 20 years to offset future taxable income. Our federal carryforward benefits begin to expire in 2028. The Company had $15.9 million of state NOL carryforwards at September 30, 2013. State NOLs may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with $8.9 million expiring between 2013 and 2027 and $7.0 million expiring between 2028 and 2032, absent sufficient state taxable income. As of September 30, 2013, we have recorded a $10.2 million valuation allowance against these state NOLs.

NOTE 12. Business Segments

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 13 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar long-term economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Austin, Texas
Dallas/Fort Worth, Texas

Our financial services operations include the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating income and interest expense for the three and nine months ended September 30, 2013 and 2012, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Revenue:
Midwest homebuilding	$82,689	$79,015	$222,890	$198,994
Southern homebuilding	96,275	50,828	216,181	123,400
Mid-Atlantic homebuilding	89,550	72,649	239,061	172,977
Financial services (a)	6,681	6,383	22,343	15,623
Total revenue	$275,195	$208,875	$700,475	$510,994

Operating income:
Midwest homebuilding (b)	$5,114	$3,940	$11,696	$9,012
Southern homebuilding (b)	8,271	6,144	15,222	9,837
Mid-Atlantic homebuilding (b)	8,433	5,787	18,961	9,496
Financial services (a)	3,827	3,960	13,451	8,606
Less: Corporate selling, general and administrative expense	(6,996)	(7,380)	(19,663)	(17,508)
Total operating income	$18,649	$12,451	$39,667	$19,443

Interest expense:
Midwest homebuilding	$1,023	$1,243	$3,852	$4,181
Southern homebuilding	1,405	999	4,510	2,543
Mid-Atlantic homebuilding	659	1,342	2,809	4,248
Financial services (a)	362	415	1,015	1,094
Total interest expense	$3,449	$3,999	$12,186	$12,066

Equity in income of unconsolidated joint ventures	(278)	—	(278)	—
Loss on early extinguishment of debt	1,726	—	1,726	—

Income before income taxes	$13,752	$8,452	$26,033	$7,377

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

(b)
For the three months ended September 30, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in unconsolidated joint ventures and the write-off of abandoned land transaction costs was $2.1 million and $1.3 million, respectively. These charges reduced operating income by $2.1 million and $1.3 million in the Midwest region for the three months ended September 30, 2013 and 2012, respectively. There were no charges in the Mid-Atlantic or Southern regions for the three months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in unconsolidated joint ventures and the write-off of abandoned land transaction costs was $4.2 million and $2.1 million, respectively. These charges reduced operating income by $4.2 million and $1.9 million in the Midwest region for the nine months ended September 30, 2013 and 2012, respectively, and $0.1 million in each of the Southern and Mid-Atlantic regions for the nine months ended September 30, 2012. There were no charges in the Mid-Atlantic or Southern regions for the nine months ended September 30, 2013.

The following tables show total assets by segment at September 30, 2013 and December 31, 2012:

	September 30, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,141	$7,737	$3,477	$—	$13,355
Inventory (a)	241,233	212,665	209,083	—	662,981
Investments in unconsolidated joint ventures	5,200	28,888	—	—	34,088
Other assets	7,699	14,186	9,146	341,612	372,643
Total assets	$256,273	$263,476	$221,706	$341,612	$1,083,067

	December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in unconsolidated joint ventures	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

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

As of September 30, 2013, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the Indenture for the 2018 Senior Notes.

In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$268,514	$6,681	$—	$275,195
Costs and expenses:
Land and housing	—	218,150	—	—	218,150
Impairment of inventory and investment in unconsolidated joint ventures	—	2,136		—	2,136
General and administrative	—	15,309	2,952	—	18,261
Selling	—	17,979	20	—	17,999
Equity in income of unconsolidated joint ventures	—	—	(278)	—	(278)
Interest	—	3,087	362	—	3,449
Loss on early extinguishment of debt	—	1,726	—	—	1,726
Total costs and expenses	—	258,387	3,056	—	261,443

Income before income taxes	—	10,127	3,625	—	13,752

(Benefit) provision for income taxes	—	(112,694)	1,135	—	(111,559)

Equity in subsidiaries	125,311	—	—	(125,311)	—

Net income (loss)	125,311	122,821	2,490	(125,311)	125,311

Preferred dividends	1,219	—	—	—	1,219

Net income (loss) to common shareholders	$124,092	$122,821	$2,490	$(125,311)	$124,092

	Three Months Ended September 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$202,492	$6,383	$—	$208,875
Costs and expenses:
Land and housing	—	164,452	—	—	164,452
Impairment of inventory and investment in unconsolidated joint ventures	—	1,309	—	—	1,309
General and administrative	—	13,425	2,591	—	16,016
Selling	—	14,647	—	—	14,647
Interest	—	3,584	415	—	3,999
Total costs and expenses	—	197,417	3,006	—	200,423

Income before income taxes	—	5,075	3,377	—	8,452

(Benefit) provision for income taxes	—	(1,003)	1,141	—	138

Equity in subsidiaries	8,314	—	—	(8,314)	—

Net income (loss)	$8,314	$6,078	$2,236	$(8,314)	$8,314

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$678,132	$22,343	$—	$700,475
Costs and expenses:
Land and housing	—	556,799	—	—	556,799
Impairment of inventory and investment in unconsolidated joint ventures	—	4,237	—	—	4,237
General and administrative	—	43,104	9,285	—	52,389
Selling	—	47,317	66	—	47,383
Equity in income of unconsolidated joint ventures	—	—	(278)	—	(278)
Interest	—	11,171	1,015	—	12,186
Loss on early extinguishment of debt	—	1,726	—	—	1,726
Total costs and expenses	—	664,354	10,088	—	674,442

Income before income taxes	—	13,778	12,255	—	26,033

(Benefit) provision for income taxes	—	(115,308)	4,179	—	(111,129)

Equity in subsidiaries	137,162	—	—	(137,162)	—

Net income (loss)	137,162	129,086	8,076	(137,162)	137,162

Preferred dividends	2,438	—	—	—	2,438
Excess of fair value over book value of preferred shares redeemed	2,190	—	—	—	2,190

Net income (loss) to common shareholders	$132,534	$129,086	$8,076	$(137,162)	$132,534

	Nine Months Ended September 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$495,371	$15,623	$—	$510,994
Costs and expenses:
Land and housing	—	408,893	—	—	408,893
Impairment of inventory and investment in unconsolidated joint ventures	—	1,876	—	—	1,876
General and administrative	—	34,938	7,361	—	42,299
Selling	—	38,482	1	—	38,483
Interest	—	10,972	1,094	—	12,066
Total costs and expenses	—	495,161	8,456	—	503,617

Income before income taxes	—	210	7,167	—	7,377

(Benefit) provision for income taxes	—	(3,403)	2,448	—	(955)

Equity in subsidiaries	8,332	—	—	(8,332)	—

Net income (loss)	$8,332	$3,613	$4,719	$(8,332)	$8,332

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$126,254	$16,221	$—	$142,475
Restricted cash	—	15,806	—	—	15,806
Mortgage loans held for sale	—	—	60,388	—	60,388
Inventory	—	676,336	—	—	676,336
Property and equipment - net	—	10,139	207	—	10,346
Investment in unconsolidated joint ventures	—	14,656	19,432	—	34,088
Investment in subsidiaries	521,617	—	—	(521,617)	—
Deferred income taxes, net of valuation allowances	—	112,164	518	—	112,682
Intercompany assets	319,136	—	—	(319,136)	—
Other assets	10,547	12,389	8,010	—	30,946
TOTAL ASSETS	$851,300	$967,744	$104,776	$(840,753)	$1,083,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$85,383	$421	$—	$85,804
Customer deposits	—	14,918	—	—	14,918
Intercompany liabilities	—	298,130	21,006	(319,136)	—
Other liabilities	—	54,669	7,641	—	62,310
Community development district obligations	—	3,419	—	—	3,419
Obligation for consolidated inventory not owned	—	1,576	—	—	1,576
Notes payable bank - financial services operations	—	—	55,614	—	55,614
Notes payable - other	—	8,126	—	—	8,126
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	227,970	—	—	—	227,970
TOTAL LIABILITIES	371,720	466,221	84,682	(319,136)	603,487

SHAREHOLDERS' EQUITY	479,580	501,523	20,094	(521,617)	479,580

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$851,300	$967,744	$104,776	$(840,753)	$1,083,067

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$126,334	$19,164	$—	$145,498
Restricted cash	—	8,680	—	—	8,680
Mortgage loans held for sale	—	—	71,121	—	71,121
Inventory	—	540,761	16,056	—	556,817
Property and equipment - net	—	10,314	125	—	10,439
Investment in unconsolidated joint ventures	—	—	11,732	—	11,732
Investment in subsidiaries	391,555	—	—	(391,555)	—
Intercompany assets	219,962	—	—	(219,962)	—
Other assets	9,081	12,375	5,557	—	27,013
TOTAL ASSETS	$620,598	$698,464	$123,755	$(611,517)	$831,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$46,882	$808	$—	$47,690
Customer deposits	—	10,239	—	—	10,239
Intercompany liabilities	—	205,389	14,573	(219,962)	—
Other liabilities	—	44,230	5,742	—	49,972
Community development district obligations	—	4,634	—	—	4,634
Obligation for consolidated inventory not owned	—	3,549	15,556	—	19,105
Notes payable bank - financial services operations	—	—	67,957	—	67,957
Notes payable - other	—	11,105	—	—	11,105
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Senior notes	227,670	—	—	—	227,670
TOTAL LIABILITIES	285,170	326,028	104,636	(219,962)	495,872

SHAREHOLDERS' EQUITY	335,428	372,436	19,119	(391,555)	335,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$620,598	$698,464	$123,755	$(611,517)	$831,300

(a)
Certain amounts above have been reclassified from intercompany assets to intercompany liabilities as of December 31, 2012. These reclassifications relate solely to transactions between M/I Homes, Inc. and its subsidiaries and are immaterial to the Supplemental Condensed Consolidated Financial Statements. These reclassifications do not impact the Company's consolidated financial statements.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,100	$(60,703)	$20,267	$(7,100)	$(40,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(7,274)	—		(7,274)
Purchase of property and equipment	—	(1,528)	(126)		(1,654)
Investments in and advances to unconsolidated joint ventures	—	(14,657)	(10,839)	—	(25,496)
Return of capital from unconsolidated joint ventures	—	—	1,522	—	1,522
Net cash used in investing activities	—	(23,459)	(9,443)	—	(32,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(12,343)	—	(12,343)
Principal repayments of note payable - other and community development district bond obligations	—	(2,979)	—	—	(2,979)
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Redemption of preferred shares	(50,352)	—	—	—	(50,352)
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Proceeds from exercise of stock options	2,640	—	—	—	2,640
Excess tax benefits from stock-based payment arrangements	383	—	—	—	383
Intercompany financing	(98,200)	92,463	5,737	—	—
Dividends paid	(2,438)	—	(7,100)	7,100	(2,438)
Debt issue costs	—	(5,402)	(61)	—	(5,463)
Net cash (used in) provided by financing activities	(7,100)	84,082	(13,767)	7,100	70,315

Net (decrease) increase in cash and cash equivalents	—	(80)	(2,943)	—	(3,023)
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$126,254	$16,221	$—	$142,475

	Nine Months Ended September 30, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$2,000	$(20,546)	$4,225	$(2,000)	$(16,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	32,391	—	—	32,391
Purchase of property and equipment	—	(786)	(72)	—	(858)
Acquisition, net of cash acquired	—	(4,707)	—	—	(4,707)
Investments in and advances to unconsolidated joint ventures	—	—	(949)	—	(949)
Net cash provided by (used in) investing activities	—	26,898	(1,021)	—	25,877

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - net	—	—	2,234	—	2,234
Repayment of Senior Notes	(41,443)	—	—	—	(41,443)
Principal proceeds from note payable - other and community development district bond obligations	—	4,968	—	—	4,968
Proceeds from issuance of convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Proceeds from issuance of common shares	42,085	—	—	—	42,085
Intercompany financing	(91,057)	91,852	(795)	—	—
Proceeds from issuance of senior notes	29,700	—	—	—	29,700
Dividends paid	—	—	(2,000)	2,000	—
Debt issue costs	—	(5,812)	(31)	—	(5,843)
Proceeds from exercise of stock options	1,215	—	—	—	1,215
Net cash provided by (used in) financing activities	(2,000)	91,008	(592)	2,000	90,416

Net increase in cash and cash equivalents	—	97,360	2,612	—	99,972
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$140,899	$18,866	$—	$159,765

(a)
Certain amounts above have been reclassified from intercompany financing to dividends paid and cash flows from operating activities for the nine months ended September 30, 2012. These reclassifications relate solely to transactions between M/I Homes, Inc. and its subsidiaries and are immaterial to the Supplemental Condensed Consolidated Financial Statements. These reclassifications do not impact the Company's consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered approximately 86,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes, Showcase Collection and Triumph Homes trade names. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Item 1A. Risk Factors” of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

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

We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2013 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that the chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 13 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar long-term economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

Midwest	Southern	Mid-Atlantic
Columbus, Ohio	Tampa, Florida	Washington, D.C.
Cincinnati, Ohio	Orlando, Florida	Charlotte, North Carolina
Indianapolis, Indiana	Houston, Texas	Raleigh, North Carolina
Chicago, Illinois	San Antonio, Texas
Austin, Texas
Dallas/Fort Worth, Texas

In July 2013, we announced our entry into the Dallas/Fort Worth, Texas market.

Our financial services operations include the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company's homes.

Overview

During the nine months ended September 30, 2013, we continued to experience improving results as the recovery in the housing market continued. We believe that the recovery in the housing industry is being driven by the demand for housing created by growing population and re-accelerating household formations, favorable own-versus-rent dynamics, record low inventory levels for both new homes and resales, historically attractive affordability levels, and a slow but steady improvement in job growth. We continue to experience broad based improvements across all of our markets, albeit at a slower pace than the first half of 2013.

We experienced significant improvement in traffic quantity and quality, as well as our number of new contracts, during the nine months ended September 30, 2013, as buyer confidence in the housing market strengthened, and we achieved our highest operating margin in any quarter since 2007 during the third quarter of 2013. We believe that our improved results of operations are due to improving market conditions coupled with a strategic shift in our mix of communities towards better performing locations, our continued focus on shifting our investment to stronger housing markets, and the performance of our mortgage operations.

During the third quarter of 2013, we achieved net income of $125.3 million, of which $13.8 million ($0.47 per diluted share) related to our core profitability while $111.6 million ($3.75 per diluted share) related to the accounting benefit associated with a reversal of a majority of our deferred tax asset valuation allowance as more fully described in Note 11 of our Unaudited Condensed Consolidated Financial Statements.

In response to the continuing recovery in new home sales, we have increased our land positions to meet our strategic growth targets in each market, based on the availability of well-located land opportunities which meet our financial return targets and other requirements. To sustain our improved profitability, we believe that we need to purchase new land at prices that we have underwritten to generate appropriate investment returns and drive greater operating efficiencies. Accordingly, we purchased $156.7 million of new land during the nine months ended September 30, 2013 and spent $67.5 million on land development.

On July 18, 2013, we entered into a new three-year unsecured revolving credit facility (the “Credit Facility”) with an aggregate commitment amount of $200 million, as more fully described below in our “Liquidity and Capital Resources” section, which replaced the $140 million secured revolving credit facility (the “Prior Credit Facility”) that was scheduled to mature on December 31, 2014. During the three and nine months ended September 30, 2013, we recognized a loss on early extinguishment of debt of $1.7 million which represented the write-off of unamortized debt issuance costs related to the termination of the Prior Credit Facility.

During the three and nine months ended September 30, 2013, we paid cash dividends of $609.375 per preferred share on our 2,000 outstanding Series A Preferred Shares for $1.2 million and $2.4 million , respectively.

Summary of Company Results

Summary of Financial Results

For the quarter ended September 30, 2013, we achieved net income to common shareholders of $124.1 million, or $4.22 per diluted share, which included a $111.6 million accounting benefit from income taxes due to the reversal of a majority of the valuation allowance against our deferred tax assets, offset partially by $2.1 million of pre-tax impairment charges, a $1.7 million charge related to the early termination of our Prior Credit Facility and $1.2 million of dividend payments made to holders of our Series A Preferred Shares. This compares to net income to common shareholders of $8.3 million, or $0.42 per diluted share, for the quarter ended September 30, 2012, which included income of $3.0 million related to a drywall settlement and $1.3 million of pre-tax impairment charges. For the nine months ended September 30, 2013, we achieved net income to common shareholders of $132.5 million, or $4.79 per diluted share, which included a $111.6 million accounting benefit from income taxes due to the reversal of a majority of the valuation allowance against our deferred tax assets, $4.2 million of pre-tax impairment charges, a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the first quarter of 2013 and $2.4 million of dividend payments made to holders of our Series A Preferred Shares. This compares to net income to common shareholders of $8.3 million, or $0.43 per diluted share, for the nine months ended September 30, 2012, which included income of $3.0 million related to a drywall settlement and $1.9 million of pre-tax impairment charges.

For the third quarter of 2013, we recorded $265.9 million in revenue from homes delivered, $2.6 million in revenue from land sales and $6.7 million in revenue from our financial services operations. Revenue from homes delivered increased 34% driven primarily by the 191 additional homes delivered in 2013's third quarter compared to the same period in 2012 and a 7% increase in the average sales price of homes delivered ($18,000 per home delivered). Offsetting the increase in revenue from homes delivered above was a decrease in revenue from land sales of $1.5 million from the third quarter of 2012 due primarily to land sales in our Mid-Atlantic region in prior year. Revenue in our financial services segment increased 5% to $6.7 million in the third quarter of 2013 primarily due to the factors discussed below in our “Year Over Year Comparisons” section. For the nine months ended September 30, 2013, we recorded $665.4 million in revenue from homes delivered, $12.8 million in revenue from land sales and $22.3 million in revenue from our financial services operations. Revenue from homes delivered increased 37% driven primarily by the 474 additional homes delivered in the nine months ended September 30, 2013 compared to the same period in 2012 and a 9% increase in the average sales price of homes delivered ($24,000 per home delivered). Revenue from land sales increased $3.8 million from the nine months ended September 30, 2012. Revenue in our financial services segment increased 43% to $22.3 million in the nine months ended September 30, 2013 primarily due to the factors discussed below in our “Year Over Year Comparisons” section.

Total gross margin increased $11.8 million in the third quarter of 2013 compared to the corresponding period in 2012, which was largely the result of an $11.5 million improvement in our homebuilding operations, with the remainder due to our financial services operations. The improvement in our homebuilding operations for the third quarter of 2013 was primarily due to a $15.3 million increase in homebuilding gross margin when compared to the third quarter of 2012, offset, in part, by an increase of $0.8 million in land impairments taken during the third quarter of 2013. For the nine months ended September 30, 2013, total gross margin increased $39.2 million when compared to the nine months ended September 30, 2012, which was largely the result of a $32.5 million improvement in our homebuilding operations, with the remainder due to our financial services operations. The improvement in our homebuilding operations for the nine months ended September 30, 2013 was primarily due to a $34.9 million increase in homebuilding gross margin when compared to the nine months ended September 30, 2012, offset in part by an increase of $2.4 million in land impairments taken during the nine month period ended September 30, 2013.

The increase in homebuilding gross margin for both the three and nine months ended September 30, 2013 resulted from the increase in the average sales price of homes delivered and the increase in the number of homes delivered offset, in part, by an increase in construction costs. The increased sales prices for both the three and nine months ended September 30, 2013 were driven primarily by the performance of our newer communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets, a shift in the mix of homes delivered to higher priced and larger homes and improving market conditions. This allowed for more pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher construction costs related to both the mix of homes delivered as well as cost increases associated with improving homebuilding industry conditions and normal supply and demand dynamics. In both the third quarter and the nine month period ended September 30, 2013, we were able to pass a majority of the higher construction costs to our homebuyers in the form of higher sales prices and lower incentives. However, recent moderation in the stronger sales price appreciation trends we experienced earlier in 2013 may make it more difficult to continue to fully offset any further increase in material, labor and land cost that we may experience going forward.

Selling, general and administrative expense increased $5.6 million and $19.0 million for the three and nine months ended September 30, 2013, respectively, which offset, in part, the increase in our gross margins discussed above. For the third quarter of 2013, selling expense increased $3.4 million from the prior year's third quarter but declined as a percentage of revenue to 6.6% compared to 7.0% in the third quarter of 2012. Variable selling expense for sales commissions contributed $2.9 million to the increase due to the increase in the number of homes delivered and the increase in our average sales price. During the third quarter of 2013, general and administrative expense increased $2.2 million but declined as a percentage of revenue to 6.6% compared to 7.7% for the third quarter of 2012. For the nine months ended September 30, 2013, selling expense increased $8.9 million from the nine months ended September 30, 2012 but declined as a percentage of revenue to 6.8% compared to 7.5% in the nine months ended September 30, 2012. Variable selling expense for sales commissions contributed $7.7 million to the increase due to the increase in the number of homes delivered and the higher average sales price. General and administrative expense increased $10.1 million compared to the nine months ended September 30, 2012 but declined as a percentage of revenue from 8.3% in the nine months ended September 30, 2012 to 7.5% in the nine months ended September 30, 2013. Overall, our selling, general and administrative expense was 13.2% and 14.2% of revenue in the third quarter and nine months ended September 30, 2013, respectively, compared to 14.7% and 15.8% for the same periods in 2012, respectively.

Summary of Operational Results

In addition to the improving financial results noted above, our operational metrics also improved. For the quarter ended September 30, 2013, we achieved a 15% increase in our new contracts and a 26% increase in homes delivered. For the nine months ended September 30, 2013, we achieved a 28% increase in our new contracts and a 25% increase in homes delivered. We also experienced a 36% increase in the number of homes in our backlog and a 46% increase in the overall sales value of our backlog as of September 30, 2013 compared to September 30, 2012. Furthermore, we continue to invest in communities and markets that we believe are helping us attain improved profitability as housing markets improve and enhance our ability to establish market share and create a platform for future growth in our current markets. During the nine month period ended September 30, 2013, we opened 47 new communities and closed 31 older communities. We have continued to make progress selling the remaining homes in our older communities, which have lower margins. For the nine months ended September 30, 2013, we reduced the number of homes delivered in older communities to 22% of our total homes delivered during the period, compared to 31% of the total homes delivered during the nine months ended September 30, 2012. Additionally, our absorption rates per community improved from 2.1 for the nine months ended September 30, 2012 to 2.4 for the nine months ended September 30, 2013.

Outlook

Looking ahead, although the rate of improvement in the overall housing industry may moderate due to the upward movement in interest rates which occurred during the second quarter of 2013 as well as a decline in consumer confidence resulting from recent political and economic uncertainty, we believe that the fundamentals supporting a sustained multi-year housing recovery remain strong. Despite a moderation in the pace of improvement in new home sales activity during the third quarter and concerns reflected in recent sales volatility, we believe that longer-term demand for new homes will continue to improve as consumers continue to perceive good values amidst limited supply and generally low interest rates. We believe that we will continue to benefit from the recovery in housing sales, though maybe not at the same rate of improvement that we experienced during the first six months of 2013. Specifically, the pace and increase in our new contracts and average sales price when compared to our prior year results may be less than what we have experienced to date in 2013, and this slower pace of improvement may lead to related impacts on the level of year-over-year improvements in our financial results.

Given our expectations with respect to homebuilding market conditions, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives during the remainder of 2013:

•	profitably growing our presence in our existing markets;

•	strategically investing in new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product design, and premier locations.

With these objectives and improving market conditions in mind, we took a number of steps during the nine months ended September 30, 2013 to position the Company for continued improvement throughout 2013 and beyond, including investing $156.7 million in land acquisition and $67.5 million in land development in the nine month period ended September 30, 2013 to help grow our presence in our existing markets. We currently estimate that for fiscal 2013, we will spend approximately $300 million to $350 million on land purchases and land development.

We ended the third quarter of 2013 with $158.3 million of cash, no outstanding borrowings under our $200 million Credit Facility.

The following table shows, by segment, revenue; homebuilding gross margin; selling, general and administrative expense; operating income; and interest expense for the three and nine months ended September 30, 2013 and 2012, as well as the Company’s income before income taxes for such periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Revenue:
Midwest homebuilding	$82,689	$79,015	$222,890	$198,994
Southern homebuilding	96,275	50,828	216,181	123,400
Mid-Atlantic homebuilding	89,550	72,649	239,061	172,977
Financial services (a)	6,681	6,383	22,343	15,623
Total revenue	$275,195	$208,875	$700,475	$510,994

Gross margin:
Midwest homebuilding (b)	$13,406	$12,118	$35,156	$30,727
Southern homebuilding (b)	17,992	11,962	40,077	25,410
Mid-Atlantic homebuilding (b)	16,830	12,651	41,863	28,465
Financial services (a)	6,681	6,383	22,343	15,623
Total gross margin	$54,909	$43,114	$139,439	$100,225

Selling, general and administrative expense:
Midwest homebuilding	$8,292	$8,178	$23,460	$21,715
Southern homebuilding	9,721	5,818	24,855	15,573
Mid-Atlantic homebuilding	8,397	6,864	22,902	18,969
Financial services (a)	2,854	2,423	8,892	7,017
Corporate	6,996	7,380	19,663	17,508
Total selling, general and administrative expense	$36,260	$30,663	$99,772	$80,782

Operating income (loss):
Midwest homebuilding (b)	$5,114	$3,940	$11,696	$9,012
Southern homebuilding (b)	8,271	6,144	15,222	9,837
Mid-Atlantic homebuilding (b)	8,433	5,787	18,961	9,496
Financial services (a)	3,827	3,960	13,451	8,606
Corporate	(6,996)	(7,380)	(19,663)	(17,508)
Total operating income	$18,649	$12,451	$39,667	$19,443

Interest expense:
Midwest homebuilding	$1,023	$1,243	$3,852	$4,181
Southern homebuilding	1,405	999	4,510	2,543
Mid-Atlantic homebuilding	659	1,342	2,809	4,248
Financial services (a)	362	415	1,015	1,094
Total interest expense	$3,449	$3,999	$12,186	$12,066

Equity in income of unconsolidated joint ventures	(278)	—	(278)	—
Loss on early extinguishment of debt	1,726	—	1,726	—

Income before income taxes	$13,752	$8,452	$26,033	$7,377

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

(b)
For the three months ended September 30, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in unconsolidated joint ventures and the write-off of abandoned land transaction costs was $2.1 million and $1.3 million, respectively. These charges reduced gross margin and operating income by $2.1 million and $1.3 million in the Midwest region for the three months ended September 30, 2013 and 2012, respectively. There were no charges in the Mid-Atlantic or Southern regions for the three months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013 and 2012, the impact of charges relating to the impairment of inventory and investment in unconsolidated joint ventures and the write-off of abandoned land transaction costs was $4.2 million and $2.1 million, respectively. These charges reduced operating income by $4.2 million and $1.9 million in the Midwest region for the nine months ended September 30, 2013 and 2012, respectively, and $0.1 million in each of the Southern and Mid-Atlantic regions for the nine months ended September 30, 2012. There were no charges in the Mid-Atlantic or Southern regions for the nine months ended September 30, 2013.

The following tables show total assets by segment at September 30, 2013 and December 31, 2012:

	At September 30, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,141	$7,737	$3,477	$—	$13,355
Inventory (a)	241,233	212,665	209,083	—	662,981
Investments in unconsolidated joint ventures	5,200	28,888	—	—	34,088
Other assets	7,699	14,186	9,146	341,612	372,643
Total assets	$256,273	$263,476	$221,706	$341,612	$1,083,067

	At December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in unconsolidated joint ventures	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments

The following table presents, by reportable segment, selected financial information for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Midwest Region
Homes delivered	307	307	837	795
New contracts, net	318	274	1,062	913
Backlog at end of period	643	505	643	505
Average sales price per home delivered	$269	$257	$263	$250
Average sales price of homes in backlog	$297	$267	$297	$267
Aggregate sales value of homes in backlog	$190,932	$135,086	$190,932	$135,086
Revenue homes	$82,641	$79,015	$220,018	$198,374
Revenue third party land sales	$48	$—	$2,872	$620
Operating income homes	$5,110	$3,940	$12,681	$9,083
Operating income (loss) land	$4	$—	$(985)	$(70)
Number of active communities	66	58	66	58
Southern Region
Homes delivered	354	223	794	543
New contracts, net	289	224	1,043	707
Backlog at end of period	590	362	590	362
Average sales price per home delivered	$269	$226	$269	$226
Average sales price of homes in backlog	$287	$263	$287	$263
Aggregate sales value of homes in backlog	$169,547	$95,299	$169,547	$95,299
Revenue homes	$95,315	$50,382	$213,518	$122,748
Revenue third party land sales	$960	$447	$2,663	$653
Operating income homes	$7,924	$6,141	$13,845	$9,837
Operating income land	$347	$4	$1,377	$—
Number of active communities	46	34	46	34
Mid-Atlantic Region
Homes delivered	276	216	721	540
New contracts, net	262	259	889	727
Backlog at end of period	374	312	374	312
Average sales price per home delivered	$319	$319	$322	$306
Average sales price of homes in backlog	$341	$333	$341	$333
Aggregate sales value of homes in backlog	$127,610	$103,951	$127,610	$103,951
Revenue homes	$87,930	$69,009	$231,840	$165,277
Revenue third party land sales	$1,620	$3,640	$7,221	$7,700
Operating income homes	$8,116	$5,017	$17,397	$7,960
Operating income land	$317	$770	$1,564	$1,536
Number of active communities	35	36	35	36
Total Homebuilding Regions
Homes delivered	937	746	2,352	1,878
New contracts, net	869	757	2,994	2,347
Backlog at end of period	1,607	1,179	1,607	1,179
Average sales price per home delivered	$284	$266	$283	$259
Average sales price of homes in backlog	$304	$284	$304	$284
Aggregate sales value of homes in backlog	$488,089	$334,336	$488,089	$334,336
Revenue homes	$265,886	$198,406	$665,376	$486,399
Revenue third party land sales	$2,628	$4,087	$12,756	$8,973
Operating income homes	$21,150	$15,098	$43,923	$26,880
Operating income land	$668	$774	$1,956	$1,466
Number of active communities	147	128	147	128
Financial Services
Number of loans originated	689	606	1,783	1,589
Value of loans originated	$165,660	$139,020	$426,637	$355,075

Revenue	$6,681	$6,383	$22,343	$15,623
Selling, general and administrative expense	2,854	2,423	8,892	7,017
Interest expense	362	415	1,015	1,094
Income before income taxes	$3,465	$3,545	$12,436	$7,512

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Midwest	18.0%	18.7%	18.6%	16.8%
Southern	17.2%	23.8%	14.7%	18.9%
Mid-Atlantic	15.2%	11.3%	11.6%	12.0%

Total cancellation rate	16.9%	18.0%	15.3%	16.0%

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

Year Over Year Comparisons

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Midwest Region. Our Midwest region had operating income of $5.1 million for the three months ended September 30, 2013, a $1.2 million increase from our operating income of $3.9 million for the three months ended September 30, 2012. This improvement is a result of the factors described below.

For the quarter ended September 30, 2013, homebuilding revenue in our Midwest region increased $3.7 million, from $79.0 million in the third quarter of 2012 to $82.7 million in the third quarter of 2013, and our homebuilding gross margin percentage improved to 16.2% for the quarter ended September 30, 2013 compared to 15.3% for the same period in 2012, inclusive of impairment charges. This 5% increase in homebuilding revenue and 90 basis point improvement in gross margin percentage was the result of a 5% increase in the average sales price of homes delivered ($12,000 per home delivered). The number of homes delivered remained flat for the third quarter of 2013 compared to the same period a year ago at 307 deliveries primarily due to longer building cycle times, specifically in our Indianapolis division due to lengthier building permit approval times. Partially offsetting these improvements was an $0.8 million increase in asset impairment charges taken in the third quarter of 2013 compared to the same period in 2012 and higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $0.1 million from $8.2 million for the quarter ended September 30, 2012 to $8.3 million for the quarter ended September 30, 2013 but declined slightly as a percentage of revenue to 10.0% for the three months ended September 30, 2013 compared to 10.3% for the same period in 2012. The slight increase in selling, general and administrative expense was due to a $0.1 million increase in sales commissions due to higher average sales prices of homes delivered, a $0.4 million increase in variable compensation expenses associated with the improved operating performance in the region and a $0.3 million increase in other land-related expenses, which were offset, in part, by the absence of the $0.7 million charge taken in 2012's third quarter for the acceleration of leasehold improvement depreciation for rental space we exited early.

During the three months ended September 30, 2013, we experienced a 16% increase in new contracts in our Midwest region, from 274 in the third quarter of 2012 to 318 in the third quarter of 2013. Backlog increased 27% from 505 homes at September 30, 2012 to 643 homes at September 30, 2013, with an average sales price in backlog of $297,000 at September 30, 2013 compared to $267,000 at September 30, 2012. These improvements were primarily due to increased activity related to our Cincinnati division as a result of higher-end product offerings and improving sub-market conditions, in addition to an increased number of active communities in our Cincinnati and Indianapolis divisions compared to a year ago. During the three months ended September 30, 2013, we opened four new communities in our Midwest region compared to six during 2012's third quarter. Our monthly absorption rate in our Midwest region declined slightly to 1.6 per community in the third quarter of 2013 compared to 1.7 per community in 2012's third quarter.

Southern Region. Our Southern region had operating income of $8.3 million for the quarter ended September 30, 2013, a $2.2 million increase from our operating income of $6.1 million for the third quarter of 2012. The increase in operating income was primarily the result of improvement in our homebuilding revenue as well as a $0.3 million profit relating to the sale of land to third parties offset, in part, by a $3.9 million increase in selling, general and administrative expense.

During the three months ended September 30, 2013, homebuilding revenue in our Southern region increased $45.5 million, from $50.8 million in the third quarter of 2012 to $96.3 million in the third quarter of 2013. This 89% increase in homebuilding revenue was the result of a 59% increase in the number of homes delivered (131 units), which was primarily due to increased activity related to our Florida divisions, and a 19% increase in the average sales price of homes delivered ($43,000 per home delivered) as well as an increase of $0.5 million in land sale revenue. Our homebuilding gross margin improved $6.0 million, or 50%, primarily from the improvements in the average sales price of homes delivered and the number of homes delivered described above as well as from a $0.3 million profit from the sale of land, compared to the third quarter of 2012, yielding a gross margin percentage of 18.7% for the quarter ended September 30, 2013 compared to 23.5% for the quarter ended September 30, 2012. This decline in gross margin percentage was primarily due to the $3.0 million settlement the Company received in the third quarter of 2012 related to defective imported drywall. Absent this settlement, our gross margin percentage for the three months ended September 30, 2012 was 17.6%, resulting in a 110 basis point improvement for the three months ended September 30, 2013. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $3.9 million from $5.8 million in the third quarter of 2012 to $9.7 million in the third quarter of 2013 but declined as a percentage of revenue to 10.1% for the three months ended September 30, 2013 compared to 11.4% for the third quarter of 2012. The $2.6 million increase in selling expense was due to a $1.9 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered, as well as due to a $0.7 million increase in expenses related to our design centers and sales offices. The $1.3 million increase in general and administrative expense was primarily due to a $0.7 million increase in variable compensation expenses associated with the improved operating performance in this region, a $0.2 million increase in payroll-related expenses related to our new Austin and Dallas divisions, and a $0.2 million increase in land-related expenses.

During the three months ended September 30, 2013, we experienced a 29% increase in new contracts in our Southern region, from 224 in the third quarter of 2012 to 289 for the quarter ended September 30, 2013. Backlog increased 63% from 362 homes at September 30, 2012 to 590 homes at September 30, 2013, with an average sales price in backlog of $287,000 at September 30, 2013 compared to $263,000 at September 30, 2012. These improvements were primarily due to an increased number of active communities at September 30, 2013 compared to prior year as our Texas operations continue to grow. During the three months ended September 30, 2013, we opened nine new communities in our Southern region compared to five during 2012's third quarter. Our monthly absorption rate in our Southern region remained flat at 2.2 per community in both the third quarter of 2013 and 2012.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $8.4 million for the quarter ended September 30, 2013, a $2.6 million increase from our operating income of $5.8 million in the third quarter of 2012. This increase in operating income was primarily the result of improvement in our homebuilding revenue and related gross margin, offset, in part, by a $1.5 million increase in selling, general and administrative expense.

For the three month period ended September 30, 2013, homebuilding revenue in our Mid-Atlantic region increased $17.0 million from $72.6 million in the third quarter of 2012 to $89.6 million in the third quarter of 2013, and our homebuilding gross margin improved $4.2 million compared to the third quarter of 2012, yielding a gross margin percentage of 18.8% for the quarter ended September 30, 2013 compared to 17.4% for the quarter ended September 30, 2012. This 23% increase in revenue and 33% improvement in gross margin was the result of a 28% increase in the number of homes delivered (60 units). Partially offsetting these improvements was a decrease of $2.0 million in land sale revenue as well as higher construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.5 million from $6.9 million in the third quarter of 2012 to $8.4 million in the third quarter of 2013 and remained flat as a percentage of revenue, ending at 9.4% for both the three months ended September 30, 2013 and 2012. The $0.9 million increase in selling expense was primarily due to an increase in variable selling expenses, which resulted from the increase in sales commissions due to the increase in the number of homes delivered. The $0.6 million increase in general and administrative expense related primarily to increased variable compensation expenses associated with the improved operating performance in this region.

During the three months ended September 30, 2013, we experienced a 1% increase in new contracts in our Mid-Atlantic region, from 259 in the third quarter of 2012 to 262 in the third quarter of 2013, primarily due to a lower number of active communities in the region as well as a change in the mix and stage of completion of our current active communities when compared to prior year. Backlog increased 20% from 312 homes at September 30, 2012 to 374 homes at September 30, 2013, with an average sales price in backlog of $341,000 at September 30, 2013 compared to $333,000 at September 30, 2012. We opened four new communities in our Mid-Atlantic region during the third quarter of 2013 compared to one new community opened during the same period in 2012. Our monthly absorption rate in our Mid-Atlantic region increased slightly to 2.5 per community in the third quarter of 2013 from 2.4 per community in the third quarter of 2012.

Financial Services. Revenue from our mortgage and title operations increased $0.3 million (5%) from $6.4 million in the third quarter of 2012 to $6.7 million in the third quarter of 2013 as a result of several factors: (1) a 14% increase in the number of loan originations, from 606 in the third quarter of 2012 to 689 in the third quarter of 2013; (2) a 5% increase in the average loan amount from $229,000 in the quarter ended September 30, 2012 to $240,000 in the quarter ended September 30, 2013; and (3) additional revenue due to retaining mortgage servicing rights, offset, in part, by lower margins on the loans sold and a continued shift in product mix from government to conventional financing, where margins on sale are generally lower. We experienced a $0.1 million decrease in operating income in the third quarter of 2013 in our mortgage and title operations compared to 2012's third quarter, which was due to the increase in revenue discussed above offset by a $0.4 million increase in selling, general, and administrative expense for the three months ended September 30, 2013 compared to the same period in 2012. The increase in selling, general, and administrative expenses was due to a $0.8 million increase in payroll related expenses offset partially by a $0.4 million decrease in expenses related to mortgage loans sold.

At September 30, 2013, M/I Financial provided financing services in all of our markets. Approximately 81% of our homes delivered during the third quarter of 2013 were financed through M/I Financial compared to 85% in the third quarter of 2012. The decrease in our overall capture rate was due to a higher percentage of our homes delivered being in Texas where our financial services operations are not fully in place, as is typical in newer markets. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense decreased $0.4 million, from $7.4 million in the third quarter of 2012 to $7.0 million in the third quarter of 2013. The decrease was primarily due to a $0.7 million recovery of legal fees from our insurance carrier received in relation to our drywall product liability litigation, offset, in part, by an increase in share based and variable incentive compensation associated with our improved financial performance.

Interest Expense - Net. Interest expense for the Company decreased $0.6 million, from $4.0 million in the three months ended September 30, 2012 to $3.4 million in the three months ended September 30, 2013. This decrease was primarily the result of a decline in our weighted average borrowing rate from 8.83% in the third quarter of 2012 to 7.51% for third quarter of 2013, related to the addition of our two convertible debt issuances which have significantly lower interest rates compared to our other debt outstanding in those periods, as well as increased capitalized interest related to our increased land development during the third quarter of 2013 compared to prior year. Partially offsetting these decreases was an increase in our weighted average borrowings outstanding from $294.7 million in 2012's third quarter to $396.8 million in 2013's third quarter related to the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013 as well as the result of the $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes that were issued at the end of 2012's third quarter.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. The $0.3 million increase in 2013 as compared to 2012 is primarily attributable to third party lot sales.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt is attributable to the write-off of unamortized debt issuance costs associated with the termination of our Prior Credit Facility that was scheduled to mature on December 31, 2014. During the quarter ended September 30, 2013, we recognized a loss on early extinguishment of debt of $1.7 million.

Income Taxes. We reversed $111.6 million of the valuation allowance against our deferred tax assets during the quarter ended September 30, 2013. After the reversal, we had a valuation allowance of $14.9 million against our deferred tax assets as of

September 30, 2013, $4.7 million of which is related to intra-period tax allocation and is expected to reverse in the fourth quarter of 2013. As a result, we will continue to report tax rate at or near zero on our income statement for the remainder of the year. The remaining $10.2 million relates to a valuation allowance related to state net operating loss carryforwards for which we currently do not meet the "more likely than not" criteria for realization of such carryforwards.

Our overall effective tax rate was (811.2)% for the third quarter of 2013 and 1.6% for the third quarter of 2012. The decrease in our effective tax rate for the third quarter of 2013, in addition to our increase in pre-tax income of $5.3 million compared to prior year, is primarily attributable to the reversal of a majority of the valuation allowance against our deferred tax assets during the quarter ended September 30, 2013 as described above. The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our deferred tax asset valuation allowance.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Midwest Region. Our Midwest region had operating income of $11.7 million for the nine months ended September 30, 2013, a $2.7 million increase from our operating income of $9.0 million for the nine months ended September 30, 2012. This improvement is a result of the factors described below.

For the nine months ended September 30, 2013, homebuilding revenue in our Midwest region increased $23.9 million, from $199.0 million for the nine months ended September 30, 2012 to $222.9 million for the nine months ended September 30, 2013. This 12% increase in homebuilding revenue was the result of a 5% increase in the number of homes delivered (42 units), which was primarily related to increased activity in our Cincinnati and Chicago divisions offset by fewer active communities in our Columbus division compared to a year ago, and a 5% increase in the average sales price of homes delivered ($13,000 per home delivered) as well as an increase of $2.3 million in land sale revenue. Our homebuilding gross margin improved $4.4 million, or 14%, primarily from the improvements in the number of homes delivered and the average sales price of homes delivered described above, compared to 2012's first nine months, yielding a gross margin percentage of 15.8% for the nine months ended September 30, 2013 compared to 15.4% for the same period in 2012. Partially offsetting these improvements was a $2.4 million increase in asset impairment charges taken in the nine months ended September 30, 2013 compared to the same period in 2012 and higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.8 million from $21.7 million for the nine months ended September 30, 2012 to $23.5 million for the nine months ended September 30, 2013 but declined as a percentage of revenue to 10.5% for the nine months ended September 30, 2013 from 10.9% for 2012's first nine months. The $0.4 million increase in selling expense was primarily due to a $0.9 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered, offset, in part, by the absence of the $0.7 million charge taken in 2012's third quarter for the acceleration of leasehold improvement depreciation for rental space we exited early. The $1.4 million increase in general and administrative expense was primarily due to a $0.9 million increase in variable compensation expenses associated with the improved operating performance in this region and a $0.5 million increase in land-related expenses.

We experienced a 16% increase in new contracts in our Midwest region for the nine months ended September 30, 2013, from 913 in the nine months ended September 30, 2012 to 1062 for the same period in 2013. Backlog increased 27% from 505 homes at September 30, 2012 to 643 homes at September 30, 2013, with an average sales price in backlog of $297,000 at September 30, 2013 compared to $267,000 at September 30, 2012. These improvements were primarily due to increased activity related to our Cincinnati division as a result of higher-end product offerings and improving sub-market conditions, and more attractive community locations compared to a year ago. During the nine months ended September 30, 2013, we opened 14 new communities in our Midwest region compared to 10 during 2012's first nine months. Our monthly absorption rate in our Midwest region increased to 1.9 per community in the nine months ended September 30, 2013 compared to 1.8 per community in 2012's first nine months.

Southern Region. Our Southern region had operating income of $15.2 million for the nine months ended September 30, 2013, a $5.4 million increase from our operating income of $9.8 million for the nine months ended September 30, 2012. The increase in operating income was primarily the result of improvement in our homebuilding revenue as well as a $1.4 million profit relating to the sale of land to third parties, offset, in part, by a $9.3 million increase in selling, general, and administrative expense.

During the nine months ended September 30, 2013, homebuilding revenue in our Southern region increased $92.8 million, from $123.4 million in the nine months ended September 30, 2012 to $216.2 million in the nine months ended September 30, 2013. This 75% increase in homebuilding revenue was the result of a 46% increase in the number of homes delivered (251 units) and a 19% increase in the average sales price of homes delivered ($43,000 per home delivered) as well as an increase of $2.0 million in land sale revenue. Our homebuilding gross margin improved $14.7 million, or 58%, primarily from the improvements in the average sales price of homes delivered and the number of homes delivered described above as well as from a $1.4 million profit from the sale of land, compared to the nine months ended September 30, 2012, yielding a gross margin percentage of 18.5% for the nine months ended September 30, 2013 compared to 20.6% for the nine months ended September 30, 2012. This decline in gross margin percentage was primarily due to the $3.0 million settlement the Company received in the third quarter of 2012 related to defective imported drywall. Absent this settlement, our gross margin percentage for the nine months ended September 30, 2012 was 18.2%, resulting in a 40 basis point improvement for the nine month period ended September 30, 2013. Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $9.3 million from $15.6 million in the nine months ended September 30, 2012 to $24.9 million in the nine months ended September 30, 2013 but declined as a percentage of revenue to 11.5% for the nine months ended September 30, 2013 from 12.6% for the nine months ended September 30, 2012. The $5.5 million increase in selling expense was primarily due to a $3.8 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered, as well as due to a $1.7 million increase in expenses related to our design centers and sales offices. The $3.8 million increase in general and administrative expense was primarily due to a $1.8 million increase in variable compensation expenses associated with the improved operating performance in this region, a $0.4 million increase in payroll-related expenses related to our new Austin and Dallas divisions and an $0.8 million increase in land-related expenses.

During the nine months ended September 30, 2013, we experienced a 48% increase in new contracts in our Southern region during the nine months ended September 30, 2013, from 707 in the nine month period ended September 30, 2012 to 1,043 for the same period in 2013, primarily due to increased activity related to our Houston division. Backlog increased 63% from 362 homes at September 30, 2012 to 590 homes at September 30, 2013, with an average sales price in backlog of $287,000 at September 30, 2013 compared to $263,000 at September 30, 2012. These improvements were primarily due to an increased number of active communities at September 30, 2013 compared to prior year as our Texas operations continue to grow. During the nine months ended September 30, 2013, we opened 21 new communities in our Southern region compared to 16 new communities opened during 2012's first nine months (five of which were acquired in our April 2012 acquisition). Our monthly absorption rate in our Southern region increased to 2.9 per community in the nine months ended September 30, 2013 compared to 2.5 per community in the nine months ended September 30, 2012.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $19.0 million for the nine months ended September 30, 2013, a $9.5 million increase from our operating income of $9.5 million in the nine months ended September 30, 2012. This increase was primarily due to the improvement in our homebuilding revenue, offset in part, by a $3.9 million increase in selling, general and administrative expense.

For the nine month period ended September 30, 2013, homebuilding revenue in our Mid-Atlantic region increased $66.1 million from $173.0 million in the nine months ended September 30, 2012 to $239.1 million in the nine months ended September 30, 2013, and our homebuilding gross margin improved $13.4 million compared to the nine months ended September 30, 2012, yielding a gross margin percentage of 17.5% for the nine months ended September 30, 2013 compared to 16.5% for the nine months ended September 30, 2012. This 38% increase in revenue and 47% improvement in our gross margin was the result of a 34% increase in the number of homes delivered (181 units), primarily related to increases in average sales price and changes in mix and stage of completion of existing communities when compared to prior year, as well as a 5% increase in the average sales price of homes delivered ($16,000 per home delivered). Partially offsetting these improvements were higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $3.9 million from $19.0 million in the nine months ended September 30, 2012 to $22.9 million in the nine months ended September 30, 2013 but declined as a percentage of revenue to 9.6% for the nine months ended September 30, 2013 from 11.0% for the same period in 2012. The increase in selling expense was primarily due to a $2.9 million increase in variable selling expenses, which resulted from the increase in sales commissions due to the higher average sales price of homes delivered and number of homes delivered. The $1.0 million increase in general and administrative expense was primarily due to an increase in variable compensation expenses associated with the improved operating performance in this region.

During the nine months ended September 30, 2013, we experienced a 22% increase in new contracts in our Mid-Atlantic region, from 727 in the nine months ended September 30, 2012 to 889 in the nine months ended September 30, 2013 and a 20% increase in the number of homes in backlog from 312 homes at September 30, 2012 to 374 homes at September 30, 2013, primarily related to increased activity in our Raleigh division. Additionally, our average sales price in backlog increased to $341,000 at September 30, 2013 compared to $333,000 at September 30, 2012. During the nine months ended September 30, 2013, we opened 12 new communities in our Mid-Atlantic region compared to eight new communities opened during the same period in 2012. Our monthly absorption rate in our Mid-Atlantic region increased to 2.9 per community in the nine months ended September 30, 2013, compared to 2.3 per community in the same period in 2012.

Financial Services. Revenue from our mortgage and title operations increased $6.7 million (43%) from $15.6 million in the nine months ended September 30, 2012 to $22.3 million in the nine months ended September 30, 2013 as a result of several factors: (1) a 12% increase in the number of loan originations, from 1,589 in the nine months ended September 30, 2012 to 1,783 in the same period in 2013; (2) a 7% increase in the average loan amount from $223,000 in the nine months ended September 30, 2012 to $239,000 in the nine months ended September 30, 2013; (3) higher margins on our loans sold earlier in the year than we experienced in 2012's first nine months; and (4) additional revenue due to retaining mortgage servicing rights. We ended the nine months ended September 30, 2013 with a $4.8 million increase in operating income compared to the nine months ended September 30, 2012, which was primarily due to the increase in revenue discussed above. Offsetting these improvements was a $1.9 million increase in selling, general and administrative expense for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to an increase in payroll related expenses.

At September 30, 2013, M/I Financial provided financing services in all of our markets. Approximately 79% of our homes delivered during the nine months ended September 30, 2013 were financed through M/I Financial compared to 84% in the same period in 2012. The decrease in our overall capture rate was due to a higher percentage of our homes delivered being in Texas where our financial services operations are not fully in place, as is typical in newer markets. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $2.2 million, from $17.5 million in the nine months ended September 30, 2012 to $19.7 million in the nine months ended September 30, 2013. The increase was primarily due to a $1.7 million increase in share based and variable incentive compensation associated with our improved financial performance, a $0.7 million increase in professional fees and an $0.8 million increase related to the absence of our net gain on purchase accounting related to our April 2012 acquisition, offset partially by a $0.7 million recovery of legal fees from our insurance carrier received in connection with our drywall product liability litigation and a $0.5 million decrease in depreciation charges.

Interest Expense - Net. Interest expense for the Company increased $0.1 million, from $12.1 million for the nine months ended September 30, 2012 to $12.2 million for the nine months ended September 30, 2013. This slight increase was primarily the result of an increase in our weighted average borrowings from $279.1 million in the nine months ended September 30, 2012 to $387.2 million in nine months ended September 30, 2013 related to the issuance of $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012 and the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013. Partially offsetting this increase was a decline in our weighted average borrowing rate from 9.01% in the nine months ended September 30, 2012 to 7.67% for 2013's first nine months, related to the addition of our two convertible debt issuances, which have significantly lower interest rates compared to our other debt outstanding in those periods, as well as an increase in our capitalized interest related to increased land development during the nine months ended September 30, 2013 compared to prior year.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. The $0.3 million increase in 2013 as compared to 2012 is primarily attributable to third party lot sales.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt is attributable to the write-off of unamortized debt issuance costs associated with the termination of our Prior Credit Facility that was scheduled to mature on December 31, 2014. During the nine months ended September 30, 2013, we recognized a loss on early extinguishment of debt of $1.7 million.

Income Taxes. We reversed $111.6 million of the valuation allowance against our deferred tax assets during the quarter ended September 30, 2013. After the reversal, we had a valuation allowance of $14.9 million against our deferred tax assets as of September 30, 2013, $4.7 million of which is related to intra-period tax allocation and is expected to reverse in the fourth quarter of 2013. As a result, we will continue to report tax rate at or near zero on our income statement for the remainder of the year. The remaining $10.2 million relates to a valuation allowance related to state net operating loss carryforwards for which we currently do not meet the "more likely than not" criteria for realization of such carryforwards.

Our overall effective tax rate was (426.9)% for the nine months ended September 30, 2013 and (12.9)% for the same period in 2012. The decrease in our effective tax rate for the nine months ended September 30, 2013, in addition to the $18.7 million increase in our pre-tax income compared to prior year, is primarily related to the reversal of a majority of the valuation allowance against our deferred tax assets during the quarter ended September 30, 2013. The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity

At September 30, 2013, we had $158.3 million of cash, cash equivalents and restricted cash, with $142.5 million of this amount comprised of unrestricted cash and cash equivalents. We believe that our balance of unrestricted cash and available borrowing options, including availability under our Credit Facility (described in further detail below), along with proceeds from home deliveries and other sources of liquidity, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to issue new debt and/or equity securities as management deems necessary.

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

At September 30, 2013 and December 31, 2012, our ratio of net debt to net capital was 37% and 39%, respectively, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. The decrease compared to December 31, 2012 was due to an increase in shareholder’s equity, primarily related to our net earnings, which included the reversal of a majority of our valuation allowance against our deferred tax assets, along with $54.6 million of additional paid in capital resulting from the issuance of 2.461 million of our common shares in March 2013, partially offset by the redemption of 2,000 of our Series A Preferred Shares during the second quarter of 2013 for $50.4 million and the increase in debt as a result of the issuances of our 2018 Convertible Senior Subordinated Notes. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.

Operating Cash Flow Activities

During the nine month period ended September 30, 2013, we used $40.4 million of cash in our operating activities, compared to cash used in operating activities of $16.3 million during the nine months ended September 30, 2012. As is typical in the homebuilding industry, our primary uses of cash in operating our business are for land purchases, land development expenditures, home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash is typically revenues from home deliveries, along with revenues from our financial services operations.

The net increase of $24.1 million in cash used in operating activities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the $71.4 million increase in the net change in total inventory, offset, in part, by an $18.7 million improvement in pretax income for the nine month period (as more fully described within the “Summary of Financial Results” section above) as well as net changes of $15.1 million in accounts payable and a $13.1 million net increase related to proceeds from the sale of mortgage loans net of the amount of mortgage loan originations.
Due to our debt and equity offerings in both the third quarter of 2012 and the first quarter of 2013, as well as our net earnings for the year ended December 31, 2012 and the nine months ended September 30, 2013, we had the flexibility to invest capital to grow our operations during the nine months ended September 30, 2013. We spent $156.7 million on land purchases and $67.5 million on land development, for total land spending of $224.2 million during the nine months ended September 30, 2013.

Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $300 million to $350 million on land purchases and land development during 2013, including the $224.2 million spent during the nine months ended September 30, 2013. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2013 compared with 2012 is driven primarily by our growth objectives and the ability of our divisions to contract for land in our markets on terms that meet our risk and return targets. In addition, we expect a larger portion of our land investment will continue to shift from finished lot purchases to land acquisition and development, which will result in increased inventory levels. Over the past several years, the majority of our land investments have been purchases of finished lots in most of our markets. During 2012 and throughout the nine months ended September 30, 2013, we have begun increasing the amount of our investments in undeveloped land and our land development spending as the availability of finished lots in attractive locations declined in many of our markets.
In the normal course of our business, in addition to our land purchases, we have continued to enter into land option agreements, taking into consideration current and projected market conditions, in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have deposits and prepaid acquisition costs totaling $26.0 million as of September 30, 2013 as consideration for the right to purchase land and lots in the future, including the right to purchase $340.1 million of land and lots during 2013 through 2019.

Investing Cash Flow Activities

During the nine months ended September 30, 2013, we used $32.9 million of cash for investing activities, compared to generating $25.9 million of cash from investing activities in the nine months ended September 30, 2012. The $58.8 million difference was partially due to the change in restricted cash, which decreased $39.7 million from the nine months ended September 30, 2012, primarily as a result of an amendment to the Company's Prior Credit Facility in January of 2012 that permitted the Company to release $25.0 million of restricted cash that had been pledged to the lenders under the Prior Credit Facility. At September 30, 2013, restricted cash consisted of homebuilding cash the Company had pledged as collateral in accordance with our secured Letter of Credit Facilities. In addition, we increased our investment in unconsolidated joint ventures by $24.5 million during the nine months ended September 30, 2013 primarily due to joint investments with other builders in two separate land developments in our Southern region.

Financing Cash Flow Activities

During the nine months ended September 30, 2013, we generated $70.3 million of cash from our financing activities, compared to generating $90.4 million of cash during the nine months ended September 30, 2012. The decrease in cash generated was primarily the result of the amount by which the proceeds from our issuances of common shares, senior notes and convertible senior notes during the nine months ended September 30, 2012 exceeded the proceeds from our issuances of common shares and convertible senior notes during the same period in 2013, along with the redemption of 2,000 of our Series A Preferred Shares during the second quarter of 2013, offset by the repayment of senior notes during the second quarter of 2012. In addition, we increased our repayments of bank borrowings within the Financial Services Segment during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.

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

Included in the table below is a summary of our available sources of cash from financing sources as of September 30, 2013:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2016	$—	$186,058
Notes payable – financial services (b)	3/28/2014	$55,614	$463

(a)
On July 18, 2013, we entered into the Credit Facility which replaced our Prior Credit Facility that was scheduled to mature on December 31, 2014. The available amount is computed in accordance with the borrowing base calculation under the Credit Facility, which totaled $352.9 million of availability at September 30, 2013, such that the the full $200 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There we no borrowings and $13.9 million of letters of credit outstanding at September 30, 2013, leaving $186.1 million available. The commitment amount can be increased from $200 million up to $225 million in the aggregate, contingent on obtaining additional commitments from lenders. The Credit Facility has an expiration date of July 18, 2016.

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

The Credit Facility replaced the Prior Credit Facility that was scheduled to mature on December 31, 2014. The letters of credit that were outstanding under the Prior Credit Facility became outstanding letters of credit under the Credit Facility. The Company incurred no prepayment penalties in connection with the termination and replacement of the Prior Credit Facility.
Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base equal to 100% of unrestricted cash, plus 100% of escrow proceeds receivable, plus 90% of the book value of units under contract, plus 75% of the book value of inventory homes and model homes, plus 65% of the book value of finished lots, plus 50% of the book value of lots under development, and plus 35% of the book value of entitled land, less the amount of other senior indebtedness of the Company, which totaled $234.1 million at September 30, 2013. As of September 30, 2013, borrowing availability under the Credit Facility was $352.9 million in accordance with the borrowing base calculation, such that the the full $200 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $13.9 million of letters of credit outstanding under the Credit Facility at September 30, 2013, leaving net remaining borrowing availability of $186.1 million.

The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
The Credit Facility is governed by a Credit Agreement dated July 18, 2013. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants. The covenants, as more fully described and defined in the Credit Agreement, require, among other things, that the Company must maintain a minimum level of Consolidated Tangible Net Worth, maintain a leverage ratio not in excess of 60%, and maintain as of the end of each fiscal quarter either a minimum Interest Coverage Ratio of 1.50 to 1.00 or liquidity not less than the total amount of interest incurred during the period of twelve months ending on the last day of such fiscal quarter. In addition, the Credit Facility contains covenants that limit the amount of the Company's unsold owned land, secured indebtedness, and the number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.

As of September 30, 2013, the Company was in compliance with all covenants of the Credit Facility. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of September 30, 2013:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$298.9	$448.9
Leverage Ratio	≤	60%	38%
Interest Coverage Ratio	≥	1.5 to 1.0	3.1 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$134.7	$22.3
Unsold Housing Units and Model Homes	≤	1,208	714

Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”). During the three months ended September 30, 2013, the Company extended the maturity dates of two of the Letter of Credit Facilities for an additional year to August 31, 2014 and September 30, 2014, respectively, and increased the maximum available amount under the facility maturing on September 30, 2014 from $8.0 million to $10.0 million. The maturity dates for the Letter of Credit Facilities range from June 1, 2014 to

September 30, 2014. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 101% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letters of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $1.4 million was uncommitted at September 30, 2013 and could be withdrawn at any time. As of September 30, 2013, there was a total of $15.5 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $15.8 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. In March 2013, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement, which, among other things, increased the maximum borrowing availability from $70.0 million to $80.0 million and provided for an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders), extended the expiration date to March 28, 2014, and increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines from $100.0 million to $125.0 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.50%. During the second quarter of 2013, M/I Financial exercised the accordion feature under the MIF Mortgage Warehousing Agreement to increase the amount of our maximum borrowing availability to $100.0 million by obtaining $20.0 million in additional bank commitments.

The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial and are “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement.

As of September 30, 2013, there was $47.8 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial's compliance with such covenants as of September 30, 2013:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.9 to 1.0
Liquidity	≥	$5.0	$14.7
Adjusted Net Income	>	$0.0	$8.0
Tangible Net Worth	≥	$10.0	$13.6

MIF Mortgage Repurchase Facility. In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity.

The MIF Mortgage Repurchase Facility has an expiration date of November 12, 2013 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 350 or 412.5 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2013, there was $7.8 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all covenants as of September 30, 2013.

As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Repurchase Facility on or prior to the current expiration date of November 12, 2013, but we cannot provide any assurance that we will be able to obtain such an extension.

Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the 2018 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

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

In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and the 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors and are be subordinated in right of payment to our existing and future senior indebtedness. The 2017 Convertible Senior Subordinated Notes are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that the Company may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

Senior Notes. In November 2010, the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million.

The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semi-annually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are fully and unconditionally guaranteed jointly and severally by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture governing the 2018 Senior Notes. The guarantors as of September 30, 2013 for the 2018 Senior Notes are the same subsidiaries that guarantee the Company's obligations under the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes. The 2018 Senior Notes and the related guarantees are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.

Certain covenants are set forth in the indenture governing the 2018 Senior Notes. The covenants, as more fully described and defined in the indenture, limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket,” as defined in the indenture; make Investments in other entities, in the form of capital contributions or loans or purchases of securities, in an aggregate amount exceeding our “restricted payments basket,” except for certain Permitted Investments; and create or incur liens (other than Permitted Liens), consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets.

These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of September 30, 2013, the Company was in compliance with all terms, conditions, and financial covenants under the indenture.

The “restricted payments basket,” as defined in the indenture, is equal to $40 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010 and excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. At September 30, 2013, our restricted payments basket had a positive balance of $127.5 million. We are permitted to make Investments (in addition to Permitted Investments) and/or to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance.

The increase in the balance of our restricted payments basket from the second quarter of 2013 was primarily due to the net income of our Restricted Subsidiaries during the third quarter of 2013, offset partially by a $1.2 million dividend payment made on our outstanding Series A Preferred Shares on September 16, 2013. See “Preferred Shares” below for more information.

Weighted Average Borrowings. For the three months ended September 30, 2013 and 2012, our weighted average borrowings outstanding were $396.8 million and $294.7 million, respectively, with a weighted average interest rate of 7.51% and 8.83%, respectively. For the nine months ended September 30, 2013 and 2012, our weighted average borrowings outstanding were $387.2 million and $279.1 million, respectively, with a weighted average interest rate of 7.67% and 9.01%, respectively. The increase in borrowings was primarily the result of the issuance of the $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012 and the issuance of the $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013. Our rate decreased primarily due to the addition of our two convertible debt issuances, which have significantly lower interest rates compared to our debt outstanding in the same periods in 2012.

At September 30, 2013, we had no outstanding borrowings under the Credit Facility nor did we borrow under the Credit Facility or the Prior Facility during the nine months ended September 30, 2013. We do not expect to incur borrowings under the Credit Facility for the remainder of 2013. The actual amount borrowed will depend on various factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, and cash receipts from home closings, as well as other cash receipts and payments.  We experience significant variation in cash from week to week due to the timing of such receipts and payments.  The amount borrowed would also be impacted by any capital markets transactions or additional financing executed by the Company during the quarter, if any.

There were $13.9 million of letters of credit issued and outstanding under the Credit Facility at September 30, 2013. During the nine months ended September 30, 2013, the average daily amount of letters of credit outstanding under the Credit Facility was $15.2 million and the maximum amount of letters of credit outstanding under the Credit Facility was $17.3 million.

At September 30, 2013, M/I Financial had $47.8 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2013, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $21.0 million and the maximum amount outstanding was $61.3 million.

At September 30, 2013, M/I Financial had $7.8 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2013, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $5.3 million and the maximum amount outstanding was $14.5 million.

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

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $127.5 million at September 30, 2013. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket.

On April 10, 2013, we redeemed 2,000 of our outstanding Series A Preferred Shares for $50.4 million of cash.

During the third quarter of 2013, we paid a quarterly dividend in an aggregate amount of $1.2 million on our Series A Preferred Shares for the third quarter of 2013 on September 16, 2013 to holders of record as of September 1, 2013.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements relating to our homebuilding operations include unconsolidated joint ventures, land option agreements, guarantees and indemnifications associated with acquiring and developing land, and the issuance of letters of credit and completion bonds. Our use of these arrangements is for the purpose of securing the most desirable lots on which to build homes for our homebuyers in a manner that we believe reduces the overall risk to the Company.  Additionally, in the ordinary course of its business, our financial services operations issue guarantees and indemnities relating to the sale of loans to third parties.

Unconsolidated Joint Ventures and Variable Interest Entities.  In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. We believe that the Company's maximum exposure related to its investment in these joint venture arrangements as of September 30, 2013 is the total amount invested of $34.1 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets). We expect to invest further amounts in these joint venture arrangements as development of the properties progresses.

For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company's ownership in these LLCs as of September 30, 2013 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. With respect to our investments in these LLCs, we are required to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a Variable Interest Entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If it is determined we are not able to control such activities, we are not considered the primary beneficiary of the VIE.

As of September 30, 2013, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over any of these entities, including our VIE, as we do not have the ability to control the activities that most significantly impact their economic performance. As a result, none of these LLCs are required to be consolidated into our financial statements and the entities are instead recorded in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.

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

At September 30, 2013, “Consolidated Inventory Not Owned” was $1.6 million, all of which related to specific performance obligations. At September 30, 2013, the corresponding liability of $1.6 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2013 related to its land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $26.0 million, including cash deposits of $13.4 million, prepaid acquisition costs of $4.2 million and letters of credit of $8.4 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2013, the Company had outstanding $91.8 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through October 2018.  Included in this total are: (1) $59.2 million of performance bonds and $13.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $15.8 million of financial letters of credit; and (3) $3.2 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

The table below shows the notional amounts of our financial instruments at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
Description of financial instrument (in thousands)	2013	2012
Best-effort contracts and related committed IRLCs	$4,417	$1,184
Uncommitted IRLCs	79,594	25,854
FMBSs related to uncommitted IRLCs	80,000	26,000
Best-effort contracts and related mortgage loans held for sale	3,025	25,441
FMBSs related to mortgage loans held for sale	55,000	44,000
Mortgage loans held for sale covered by FMBSs	54,720	44,524

The table below shows the measurement of assets and liabilities at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2013	2012
Mortgage loans held for sale	$60,388	$71,121
Forward sales of mortgage-backed securities	(1,971)	253
Interest rate lock commitments	942	1
Best-efforts contracts	(179)	(3)
Total	$59,180	$71,372

The following table sets forth the amount of loss recognized on assets and liabilities for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
Description (in thousands)	2013	2012
Mortgage loans held for sale	$3,365	$328
Forward sales of mortgage-backed securities	(5,262)	(838)
Interest rate lock commitments	1,677	341
Best-efforts contracts	(193)	(84)
Total loss recognized	$(413)	$(253)

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of September 30, 2013:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	9/30/2013
ASSETS:
Mortgage loans held for sale:
Fixed rate	$59,589	$—	$—	$—	$—	$—	$59,589	$59,009
Weighted average interest rate	4.35%	—%	—%	—%	—%	—%	4.35%
Variable rate	1,369	—	—	—	—	—	1,369	1,379
Weighted average interest rate	3.22%	—%	—%	—%	—%	—%	3.22%

LIABILITIES:
Long-term debt — fixed rate	$—	$—	$—	$—	$57,500	$316,250	$373,750	$399,409
Weighted average interest rate	—%	—%	—%	—%	3.25%	7.09%	6.50%
Short-term debt — variable rate	55,614	—	—	—	—	—	55,614	55,614
Weighted average interest rate	3.53%	—%	—%	—%	—%	—%	3.53%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions which are incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved.

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common shares or Series A Preferred Shares during the three months ended September 30, 2013.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Fourth Amendment to Letter of Credit Agreement between M/I Homes, Inc. and Regions Bank (Filed herewith).

10.2	Fourth Amended and Restated Master Letter of Credit Facility Agreement between M/I Homes, Inc. and U.S. Bank National Association (Filed herewith).

10.3	Surrender of Policy and Termination of Agreement with Respect to Collateral Assignment Split-Dollar Agreement (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 25, 2013	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 25, 2013	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fourth Amendment to Letter of Credit Agreement between M/I Homes, Inc. and Regions Bank (Filed herewith).

10.2	Fourth Amended and Restated Master Letter of Credit Facility Agreement between M/I Homes, Inc. and U.S. Bank National Association (Filed herewith).

10.3	Surrender of Policy and Termination of Agreement with Respect to Collateral Assignment Split-Dollar Agreement (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)