Form 10-K
period 2013-12-31
M I HOMES INC
filed 2014-02-28
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares (its only class of common equity) held by non-affiliates (23,713,238 shares) was approximately $544.5 million.  The number of common shares of the registrant outstanding as of February 26, 2014 was 24,437,338.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

General

M/I Homes, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is one of the nation's leading builders of single-family homes. The Company was incorporated, through predecessor entities, in 1973 and commenced homebuilding activities in 1976. Since that time, the Company has delivered over 87,000 homes, including 3,472 in 2013.

The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations are divided for reporting purposes into three reporting segments - the Midwest, Mid-Atlantic and Southern regions. Our financial services operations support our homebuilding operations by providing mortgage loans and title services to the customers of our homebuilding operations and is reported as its own segment.

Our homebuilding operations comprise the most substantial portion of our business, representing 97% of consolidated revenue in both 2013 and 2012. We design, market, construct and sell single-family homes, attached townhomes, and condominiums to first-time, move-up, empty-nester and luxury buyers. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan. We are currently offering homes for sale in 157 communities within 12 markets located in eight states. We entered into the Dallas/Fort Worth, Texas market in July 2013 and expect to open our first community in the Dallas/Fort Worth market in the second half of 2014. Our homes generally range from approximately 1,500 to 5,500 square feet and from approximately $120,000 to $1,000,000 in base sales price, with an average sales price of homes delivered during 2013 of $286,000. We believe offering homes at a variety of price points allows us to attract a wide range of buyers. Our homes are offered primarily in planned development communities and mixed-use communities. We believe that we distinguish ourselves from competitors by offering homes in select areas with a high level of design and construction quality within a given price range, and by providing customers with superior customer service. In addition to home sales, our homebuilding operations generate revenue from the sale of land and lots.

Our financial services operations generate revenue primarily from originating and selling mortgages and collecting fees for title insurance and closing services. We offer mortgage banking services to our homebuyers through our 100%-owned subsidiary, M/I Financial, LLC. (“M/I Financial”). We offer title services through subsidiaries that are either 100% or majority owned by the Company. Our financial services operations accounted for 3% of our consolidated revenues in both 2013 and 2012. On February 1, 2014, M/I Financial Corp. was converted from an Ohio corporation to an Ohio limited liability company, and its name was changed to M/I Financial, LLC. Further details relating to this change are included in Note 20 to our Consolidated Financial Statements.
In 2013, we generated total revenues in excess of $1.0 billion and achieved net income of $151.4 million, of which $38.6 million ($1.32 per diluted share) related to our core profitability and $112.8 million ($3.92 per diluted share) related to the accounting benefit associated with the reversal of a majority of our deferred tax asset valuation allowance, compared to total revenues of $761.9 million and net income of $13.3 million in 2012 ($0.67 per diluted share). At December 31, 2013, we had 1,280 homes in backlog with a sales value of $408.0 million compared to 965 homes in backlog with a sales value of $282.5 million at December 31, 2012.

Our principal executive offices are located at 3 Easton Oval, Suite 500, Columbus, Ohio 43219. The telephone number of our corporate headquarters is (614) 418-8000 and our website address is www.mihomes.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Markets

Our 13 homebuilding divisions are organized into the following three segments for reporting purposes:

Region	Market/Division	Year Operations Commenced
Midwest	Columbus, Ohio	1976
Midwest	Cincinnati, Ohio	1988
Midwest	Indianapolis, Indiana	1988
Midwest	Chicago, Illinois	2007
Southern	Tampa, Florida	1981
Southern	Orlando, Florida	1984
Southern	Houston, Texas	2010
Southern	San Antonio, Texas	2011
Southern	Austin, Texas	2012
Southern	Dallas/Fort Worth, Texas	2013
Mid-Atlantic	Charlotte, North Carolina	1985
Mid-Atlantic	Raleigh, North Carolina	1986
Mid-Atlantic	Washington, D.C.	1991

We believe we have experienced management teams in each of our divisions with local market expertise. Our business requires in-depth knowledge of local markets to acquire land in desirable locations and on favorable terms, engage subcontractors, plan communities that meet local demand, anticipate consumer tastes in specific markets, and assess local regulatory environments. Although we centralize certain functions (such as accounting, human resources, legal, marketing, product development, purchasing administration, and risk management) to benefit from economies of scale, our local management, generally under the direction of an Area President and supervised by a Region President, exercises considerable autonomy in identifying land acquisition opportunities, developing and implementing product and sales strategies, and controlling costs.

Industry Overview and Current Market Conditions

The housing market continued to strengthen in 2013, although permits and residential construction activity remain at historically low levels. Partially as a result of the improved conditions, we continued to experience positive operating trends, including several financial and operating metrics that improved in the year ended December 31, 2013 compared to the year ended December 31, 2012. We believe that increased demand for new homes is being driven by growing population and re-accelerating household formations, favorable own-versus-rent dynamics, record low inventory levels for both new homes and resales, historically attractive affordability levels, and a slow but steady improvement in job growth. New home sales increased nationally in 2013 with 428,000 new homes sold in the United States compared to 367,000 sold in 2012 and 302,000 sold in 2011, which was the lowest level of annual new home sales on record since 1963, when the data started being tracked. The level of housing permits also increased to an estimated 975,000 in 2013 compared to 780,000 in 2012 and 608,800 in 2011.

We experienced broad-based improvements across our markets in 2013, although the pace moderated in the second half of 2013 compared to the first half due to mortgage rates increasing from their historically low levels, increasing average sales prices of homes, and tapering of federal stimulus, all of which negatively impacted consumer confidence and new orders. While we recognize the potential headwinds presented by these factors and recent moves to lower loan limits on government-sponsored mortgages, we believe that the short supply of available homes and pent-up demand, along with a generally improving economy, will continue to drive a recovery in the homebuilding industry. We believe that our improved results of operations were also attributable to (i) our strategic growth and investment in new communities, along with a shift in our mix of communities towards better performing locations within each of our markets; (ii) our continued progress in shifting our investment to housing markets with stronger economic growth, including expansion into new markets; and (iii) the strong performance of our financial services operations. The overall improvement in results included a 36% increase in revenue during 2013, which exceeded $1.0 billion for the first time since 2007, as well as a $28.6 million increase in pre-tax income, to $41.3 million, which exceeded our pre-tax income in 2012 by more than three times. We also experienced an 8% increase in our average sales price of homes delivered during 2013, and significant improvements in our backlog average sales price (9%), total sales value (44%), and number of units (33%) at December 31, 2013 compared to 2012. In addition our gross margins and operating margins improved in 2013 compared to our 2012 results. We achieved net income of $151.4 million in 2013, $38.6 million of which related to our core profitability, and $112.8 million of which related to the accounting benefit associated with the reversal of a majority of our deferred tax asset valuation allowance. The Company also strengthened its balance sheet and increased its liquidity by: (1) issuing $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) and 2.461 million common shares in March 2013, for aggregate combined net proceeds of $137.3 million; and (2) entering into a new three-year unsecured revolving credit facility (the “Credit Facility”) with an aggregate commitment amount of $200 million, as more fully described below in our “Liquidity and Capital Resources” section.

Business Strategy

Given our expectations with respect to homebuilding market conditions, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives:

•	profitably growing our presence in our existing markets;

•	strategically investing in new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
In response to the continued improvement in new home sales, we have increased our land positions to meet our strategic growth targets in each market. To sustain our improved profitability and grow our business, we believe that we need to purchase new land for well-located and highly desirable communities at prices that generate appropriate investment returns and drive greater operating efficiencies. Accordingly, we purchased $216.8 million of new land during the year ended December 31, 2013, spent $106.8 million on land development and increased our total controlled land position by 40% to more than 19,800 lots. In 2013, we opened 65 communities and closed 39 communities. In addition to our investment in communities in our existing markets, we also expanded our geographic footprint by expanding further into the Texas markets. We entered the Austin, Texas market in October 2012 and opened our first community in Austin in the third quarter of 2013. We entered the Dallas/Fort Worth market in July 2013 and plan to open our first community in Dallas/Fort Worth in the second half of 2014.
We believe that the demand for homes will continue to improve in our markets in 2014 as a result of job creation, consumer confidence, lower inventories of available homes, and other economic factors. We plan to continue to focus on the profitability of our homebuilding operations by taking actions that will help us achieve our business objectives. We believe we have established a solid foundation and the financial flexibility needed for our Company to achieve long-term growth and profitability as the homebuilding industry continues to improve.
Sales and Marketing
During 2013, we continued to focus our marketing efforts on first-time and move-up homebuyers, including empty-nester homebuyers and the age-targeted segment. These latter two segments further expand our luxury segment, which allows us to place more emphasis on the re-emergence of our Showcase Collection. We market and sell our homes under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). We also operate under the name Triumph Homes in certain communities in our Houston, Texas market. Our marketing efforts are directed at driving product preference for the M/I Homes brand versus other new homebuilders and resale homes (including homes sold through foreclosures and short sales and by other homebuilders).
We provide our homebuyers with the following products, programs and services (each of which is described in more detail below) which we believe serve to differentiate our brand: (1) better built and higher quality homes located in attractive areas and desirable communities that are supported, in the majority of our markets, by our 30-year transferable structural warranty (we offer a 10-year transferable structural warranty in our Texas markets); (2) upgraded model homes and highly-trained sales consultants to build the buyer's confidence and enhance the quality of the homebuying experience; (3) our StyleSmart Design Centers and suite of home design products and StyleSmart Design Consultants that provide, and assist our homebuyers in selecting, product and design options; (4) our Whole Home building standards which are designed to create a more eco-friendly and energy efficient home that will save our customers up to 30% on their energy costs; (5) our mortgage financing programs that we offer through M/I Financial, including competitive 30-year fixed-rate loans; (6) our Ready New Homes program which offers homebuyers the opportunity to close on certain new homes in 60 days or less; and (7) our Confidence Builder Program, which provides our customers peace of mind throughout the homebuilding process.
We invest in designing and decorating model homes that we believe are distinctive. We seek to create an atmosphere that reflects how people live today and help our customers imagine the possibilities for a “home of their own - - just the way they dreamed it.” We also carefully select the interior decorating of our model homes to reflect the lifestyles of our prospective buyers. We believe these models showcase our homes at their maximum livability and potential and provide inspiration for our customers to incorporate valuable design options into their new home.
Our company-employed sales consultants are trained and prepared to meet the buyer's expectations and build the buyer's confidence by fully explaining the features and benefits of our homes, helping each buyer determine which home best suits their needs, explaining the construction process, and assisting the buyer in choosing the best financing option. Significant attention is given to the ongoing training of all sales personnel to assure a high level of professionalism and product knowledge. As of December 31, 2013, we employed 148 new home sales consultants in 157 communities.
To further enhance the selling process, we operate StyleSmart Design Centers in a majority of our markets. Our design centers allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. Our centers are staffed with StyleSmart Design Consultants who help our homebuyers select the right combination of options to meet their budget, lifestyle and design sensibilities. In most of our markets, we offer our homebuyers the option to consider and make design planning decisions using our online design tool. We believe this tool is very useful for prospective buyers to use during the planning phase and makes their actual visit to our design centers more productive and efficient as our consultants are able to view their preliminary design selections and pull samples in advance of the visit. In 2013, we introduced our StyleSmart suite of design-focused programs and services.
By offering energy-efficient homes to our customers, we enable our homebuyers to save on their energy costs (the second largest cost component of homeownership), compared to a home that is built to minimum code requirements. We use independent RESNET Certified Raters and the HERS (Home Energy Rating System) Index, the national standard for energy efficiency, to measure the quality of our homes including insulation, ventilation, air tightness, and the heating and cooling system. Our divisions' average scores are better than the EPA's Energy Star standard of 75, 100 for a home built to the minimum code standard, and 130 or higher for a resale home.
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
Through M/I Financial, we continue to look for opportunities in the market to assist the Company's home sales efforts. M/I Financial offers our potential homebuyers “one-stop” shopping by providing financing and title services for the purchase of their home, which saves our customers both time and money. M/I Financial provides our homebuyers with access to several of what we believe are the best mortgage programs available through its networks, which include many of the major mortgage providers in the United States. With our combined buying power, we aim to offer our homebuyers unique programs with below-market financing options. With respect to title services, M/I Financial works closely with our homebuilding divisions so that we are able to provide an organized and efficient home closing process.We also build inventory homes in most of our communities to support our Ready New Homes program, which offers homebuyers the opportunity to close on certain new homes in 60 days or less. These homes enhance our marketing and sales efforts to prospective homebuyers who require a completed home within a short time frame. We determine our inventory homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality and our past experience in the market. We maintain a level of inventory homes in each community based on our current and planned sales pace, and we monitor and adjust inventory homes on an ongoing basis as conditions warrant.
Our Confidence Builder Program allows our homebuyers to be actively involved in the construction of their new home, giving them increased engagement throughout the design and construction process. This program is designed to “put the buyer first” and enhance the total homebuying experience. We believe prompt and courteous responses to homebuyers' needs throughout the homebuying process reduces post-closing repair costs, enhances our reputation for quality and service, and encourages repeat and referral business from homebuyers and the real estate community.
Finally, we believe our ultimate differentiator comes from one of the principles our company was founded upon - delivering superior customer service. We hold our teams to a higher standard when it comes to customer care. Our customer satisfaction scores are measured by an independent third-party company 30 days and 6 months after closing to hold us accountable for building a home of the highest quality.
We market our homes using traditional media such as newspapers, magazines, direct mail, billboards, radio and television. The particular media used differs from market to market based on area demographics and other competitive factors. In recent years, we have also significantly increased the reach of our websites through enhanced search engine optimization and search engine marketing. We also have increased the number of referral sites, like Zillow.com and Trulia.com that we use to drive incremental leads to our internet sales associates.  We also use email and database marketing, which have become an increasingly important part of our marketing. In the last five years, we have experienced a significant increase in sales demand from buyers who initially identified us online.
Product Lines, Design and Construction
Our residential communities are generally located in suburban areas that are easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to achieve diversity among architectural styles within a community by offering a variety of house models and several exterior design options for each model and preserve existing trees and foliage whenever practicable. Normally, homes of the same type or color may not be built next to each other. We believe our communities have attractive entrances with distinctive signage and landscaping and our added attention to community detail avoids a “development” appearance and gives each community a diversified neighborhood appearance.
We offer homes ranging from an average base sales price of approximately $120,000 to $1,000,000 and from approximately 1,500 to 5,500 square feet, with an average sales price of homes delivered during 2013 of $286,000. In addition to single-family detached homes, we also offer attached townhomes in most of our markets as well as condominiums in our Columbus and Washington, D.C. markets. By offering a wide range of homes, we are able to attract first-time, move-up, empty-nester and luxury homebuyers. It is our goal to sell more than one home to our buyers, and we believe we have had success in this pursuit.
We devote significant resources to the research, design and development of our homes in order to meet the demands of our buyers as well as the changing market requirements. We spent $3.6 million, $2.4 million and $2.5 million in 2013, 2012 and 2011, respectively, for research and development of our home designs. Across all of our divisions, we currently offer over 660 different floor plans designed to reflect current lifestyles and design trends. In late 2012, we reintroduced our Showcase Collection in the Midwest, which is designed for our move-up, empty-nester and luxury homebuyers and offers more design options, larger floor plans, and a higher-end product line of homes in upscale communities. In 2013, our Showcase Collection expanded greatly into several of our markets.  In addition, we are developing new plans and communities specifically for the growing empty-nester market. These plans (primarily ranch and main floor master bedroom type plans) focus on move-down buyers, are smaller in size, and feature fewer bedrooms, outdoor living potential and better community amenities. All of our product lines have been value-engineered to reduce production costs and construction cycle times while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. It is a core value of M/I Homes to offer homes that are current in design and lifestyle trends. As a rule, our homebuilding divisions will share successful plans with other divisions, when appropriate, for use in new markets.
All of our homes are constructed according to proprietary designs that meet the applicable FHA and VA requirements and all local building codes. We attempt to maintain efficient operations by utilizing standardized materials. Our raw materials consist primarily of lumber, concrete and similar construction materials, and while these materials are generally available from a variety of sources, we have reduced construction and administrative costs by executing national purchasing contracts with select vendors. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction and control product consistency and availability. We generally employ subcontractors for the installation of site improvements and the construction of homes. The construction of each home is supervised by a Personal Construction Supervisor who reports to a Production Manager, both of whom are employees of the Company. Our Personal Construction Supervisors manage the scheduling and construction process. Subcontractor work is performed pursuant to written agreements that require our subcontractors to comply with all applicable laws and labor practices, follow local building codes and permits, and meet performance, warranty, and insurance requirements. The agreements are generally short-term, with terms from six to twelve months, and specify a fixed price for labor and materials. The agreements are structured to provide price protection for a majority of the higher-cost phases of construction for homes in our backlog. In 2013, we have experienced modest construction delays due to shortage of materials or labor; however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future. The materials are substantially comprised of natural resource commodities; therefore, their cost and availability is subject to national and worldwide price fluctuations and inflation, each of which could be impacted by legislation or regulation relating to energy and climate change.
We generally begin construction of a home after we have obtained a sales contract and preliminary oral confirmation from the buyer's lender that financing should be approved. In certain markets, contracts may be accepted contingent upon the sale of an existing home, and construction may be authorized through a certain phase prior to satisfaction of that contingency. The construction of our homes typically takes approximately four to six months from the start of construction to completion of the home, depending on the size and complexity of the particular home being built, weather conditions, and the availability of labor, materials, and supplies.
In addition, inventory homes (i.e., homes started in the absence of an executed contract) are built to facilitate delivery of homes on an immediate-need basis under our Ready New Homes program and to provide presentation of new products. For some prospective buyers, selling their existing home has become a less predictable process and, as a result, when they sell their home, they often need to find, buy and move into a new home in 60 days or less. Other buyers simply prefer the certainty provided by being able to fully visualize a home before purchasing it. Of the total number of homes closed in 2013 and 2012, 56% and 60%, respectively, were inventory homes which include both homes started as inventory homes and homes that started under a contract that were later cancelled and became inventory homes as a result. At December 31, 2013, we had 798 inventory homes compared to 649 inventory homes at December 31, 2012.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer deposit at the time of signing the contract. The amount of the deposit varies among markets and communities. Homebuyers are also generally required to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer's deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits, unless home construction has started, in the event mortgage financing cannot be obtained within the period specified in their contract as a means to maintain goodwill with the potential buyer.
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

As of December 31, 2013, we had a total of 1,280 homes, with $408.0 million aggregate sales value, in backlog in various stages of completion, including homes that are under contract but for which construction had not yet begun. As of December 31, 2012, we had a total of 965 homes, with $282.5 million aggregate sales value, in backlog. Homes included in year-end backlog are typically included in homes delivered in the subsequent year.
Warranty
We provide certain warranties in connection with our homes and also have a program to perform multiple inspections on each home that we sell. Immediately prior to closing and as needed after a home is delivered, we inspect each home with the buyer. The Company offers a limited warranty program (“Home Builder’s Limited Warranty”) in conjunction with its ten or thirty-year transferable structural limited warranty on homes delivered in or after 2007. The Home Builder’s Limited Warranty covers construction defects for a statutory period based on geographic market and state law (currently ranging from five to ten years for the states in which the Company operates) and includes a mandatory arbitration clause. To increase the value of the ten or thirty-year warranty, the warranty is transferable in the event of the sale of the home. We also pass along to our homebuyers all warranties provided by the manufacturers or suppliers of components installed in each home. Although our subcontractors are generally required to repair and replace any product or labor defects during their respective warranty periods, we are ultimately responsible to the homeowner for making such repairs during our applicable warranty period. Accordingly, with the assistance of an actuary, we have estimated and established reserves for future structural warranty costs based on the number of home closings and historical data trends for our communities. Our warranty expense was approximately 0.9%, 1.0% and 1.2% of total housing revenue in 2013, 2012 and 2011, respectively.
Land Acquisition and Development
We continuously evaluate land acquisition opportunities in the normal course of our homebuilding business, and we focus on both the replenishment of our lot positions and adding to our lot positions in key submarkets to expand our market share. Our goal is to maintain an approximate five-year supply of lots, including lots controlled under option contracts and purchase agreements, which we believe provides an appropriate horizon for addressing regulatory matters and land development and the subsequent build-out of the homes in each community, and allows us to manage our business plan for future home deliveries. At December 31, 2013, we have more than 19,800 lots under control, which represents a 5.7 year supply of lots based on 2013 homes delivered, including certain lots that we anticipate selling to third parties.
We seek to meet our need for lots by obtaining advantageous land positions in desirable locations in a cost effective manner that is responsive to market conditions and maintains our financial strength and liquidity. Before entering into a contract to acquire land, we complete extensive comparative studies and analyses, which assist us in evaluating the economic feasibility of the land acquisition. We consider a number of factors, including projected rates of return, estimated gross margins, and projected pace of absorption and sales prices of the homes to be built, all of which are impacted by our evaluation of population and employment growth patterns, demographic trends and competing new home subdivisions and re-sales in the relevant sub-market.
We attempt to acquire land with a minimum cash investment and negotiate takedown options where they are available from sellers. We also restrict the use of guarantees or commitments in our land contracts in order to limit our financial exposure to the amounts invested in the property and pre-development costs during the life of the community we are developing. We believe this approach significantly reduces our risk. In addition, we generally obtain necessary development approvals before we acquire land. We acquire land primarily through contingent purchase agreements, which typically condition our obligation to purchase land upon approval of zoning, utilities, soil and subsurface conditions, environmental and wetland conditions, market analysis, development costs, title matters and other property-related criteria. We only enter into a commitment to purchase land after we complete a thorough market and financial evaluation. All land purchase agreements and the funding of land purchases require the approval of our land committee.
In 2013, we increased our investments in land acquisition, land development and housing inventory to meet increasing housing demand and expand our operations in certain markets. Our percent of lots internally developed also increased to 81% in 2013 from 73% in 2012, primarily due to a decline in the availability of developed lots in the market. Raw land that requires development generally remains more available. In order to minimize our investment and risk of large exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. We believe that the Company's maximum exposure related to its investment in these joint venture arrangements as of December 31, 2013 is the total amount invested of $37.8 million, consisting of $35.3 million which is reported as Investment in Unconsolidated Joint Ventures on our Consolidated Balance Sheets, and a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets). We expect to invest further amounts in these joint venture arrangements as development of the properties progresses. Further details relating to our unconsolidated joint ventures are included in Note 1 to our Consolidated Financial Statements.
For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company's percentage ownership in these LLCs as of December 31, 2013 ranged from 25% to 61%.

During the development of lots, we are required by some municipalities and other governmental authorities to provide completion bonds or letters of credit for sewer, streets and other improvements. At December 31, 2013, $62.2 million of completion bonds and $12.6 million of letters of credit were outstanding for these purposes. The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as homes are built and sold. In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
In the normal course of our homebuilding business, we balance the economic risk of owning lots and land with the necessity of having lots available for construction of our homes. At December 31, 2013, we had 3,041 developed lots and 1,656 lots under development in inventory. We also owned raw land expected to be developed into approximately 5,402 lots, which includes our interest in raw land held by unconsolidated joint ventures expected to be developed into 1,012 lots.
Our ability to continue development activities over the long-term will depend upon, among other things, a suitable economic environment and our continued ability to locate suitable parcels of land, enter into options or agreements to purchase such land, obtain governmental approvals for such land, and consummate the acquisition and development of such land.
At December 31, 2013, we had purchase agreements to acquire 2,700 developed lots and raw land to be developed into approximately 7,032 lots for a total of 9,732 lots, with an aggregate current purchase price of approximately $353.1 million. Purchase of these properties is generally contingent upon satisfaction of certain requirements by us and the sellers, such as zoning approval and availability of building permits. Further details relating to our land option agreements are included in Note 1 to our Consolidated Financial Statements. All land and lot acquisitions are approved by our corporate land acquisition committee, which is comprised of our senior management team and key operating and financial executives.
The following table sets forth our land position in lots (including lots held in unconsolidated joint ventures) at December 31, 2013:

	Lots Owned
Region	Developed Lots	Lots Under Development	Undeveloped Lots	Total Lots Owned	Lots Under Contract	Total
Midwest	1,564	166	2,001	3,731	2,366	6,097
Southern	888	1,006	2,443	4,337	4,601	8,938
Mid-Atlantic	589	484	958	2,031	2,765	4,796
Total	3,041	1,656	5,402	10,099	9,732	19,831
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
During 2013, we captured 79% of the available mortgage origination business from purchasers of our homes, originating approximately $627.5 million of mortgage loans. The mortgage loans originated by M/I Financial are, in most cases, sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.
M/I Financial has been approved by the U.S. Department of Housing and Urban Development, the VA and the USDA to originate mortgages that are insured and/or guaranteed by these entities. In addition, M/I Financial has been approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by the Federal National Mortgage Association (“Fannie Mae”) as a seller and servicer of mortgages and as a Government National Mortgage Association (“Ginnie Mae”) issuer. Our agency approvals, along with a sub-servicing relationship, allow us to sell loans on either a servicing released or servicing retained basis. This option provides flexibility and additional financing options to our customers.
We also provide title and closing services to purchasers of our homes through our 100%-owned subsidiaries, TransOhio Residential Title Agency Ltd. and M/I Title Agency Ltd., and our majority-owned subsidiary, Washington/Metro Residential Title Agency, LLC. Through these entities, we serve as a title insurance agent by providing title insurance policies, examination and closing services to purchasers of our homes in Columbus, Tampa, Orlando and the Washington, D.C. markets.  In addition, TransOhio Residential Title Agency Ltd., provides examination and title insurance services to our housing markets in Raleigh, Charlotte, Chicago, Indianapolis and Cincinnati. We assume no underwriting risk associated with the title policies.

Corporate Operations
Our corporate operations and home office are located in Columbus, Ohio, where we perform the following functions at a centralized level:

•	establish strategy, goals and operating policies;

•	ensure brand integrity and consistency across all local and regional communications;

•	monitor and manage the performance of our operations;

•	allocate capital resources;

•	provide financing and perform all cash management functions for the Company, and maintain our relationship with lenders;

•	maintain centralized information and communication systems; and

•	maintain centralized financial reporting, internal audit functions, and risk management.
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
Our financial services operations compete with other mortgage lenders, including national, regional, and local mortgage bankers and brokers, banks, savings and loan associations, and other financial institutions, in the origination and sale of mortgage loans. Principal competitive factors for our financial services operations include interest rates and other features of mortgage loan products available to the consumer.
Government Regulation and Environmental Matters
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
Development of land may be subject to periodic delays or precluded entirely due to building moratoriums. Generally, these moratoriums relate to insufficient water or sewage facilities or inadequate road capacity within specific market areas or communities. The moratoriums we have experienced have not been lengthy or had a material effect on our business.
Each of the states in which we operate has a wide variety of environmental protection laws. These laws generally regulate large developments located in or near certain specified geographic areas. Furthermore, these laws impose requirements for development approvals which are more stringent than those that land developers would have to meet outside of these geographic areas.
Our mortgage company and title insurance agencies must comply with various federal and state laws and regulations. These include eligibility and other requirements for participation in the programs offered by the FHA, VA, USDA, Ginnie Mae, Fannie Mae and Freddie Mac. These laws and regulations also require compliance with consumer lending and other laws and regulations such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. These laws and regulations subject our operations to examination by the applicable agencies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums.
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
Employees
At December 31, 2013, we employed 827 people (including part-time employees), of which 646 were employed in homebuilding operations, 103 were employed in financial services and 78 were employed in management and administrative services. No employees are represented by a collective bargaining agreement.
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
Our website address is www.mihomes.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the charters for each of our Audit, Compensation, and Nominating and Corporate Governance Committees. The contents of our website are not incorporated by reference in, or otherwise made a part of this Annual Report on Form 10-K.
Special Note of Caution Regarding Forward-Looking Statements
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
Homebuilding Market and Economic Risks
The homebuilding industry is cyclical and affected by changes in general economic, real estate and other business conditions that could adversely affect our results of operations, financial condition and cash flows, as was the case from 2006 through 2011.
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
These above conditions, among others, are complex and interrelated. Adverse changes in such business conditions may have a significant negative impact on our business. The negative impact may be national in scope but may also negatively affect some of the regions or markets in which we operate more than others. When such adverse conditions affect any of our larger markets, those conditions could have a proportionately greater impact on us than on some other homebuilding companies. We cannot predict their occurrence or severity, nor can we provide assurance that our strategic responses to their impacts would be successful.
Potential customers may be less willing or able to buy our homes if any of these conditions have a negative impact on the homebuilding industry. In the future, our pricing strategies may be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build or offer more affordable homes to maintain our gross margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers choose to not honor their contracts.
Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally on behalf of purchasers of the homes we build. A decrease in the demand for our homes because of the existence of any of the foregoing conditions could also adversely affect the financial results of this segment of our business.
The recent recession and downturn in the homebuilding industry had an adverse effect on our financial performance. A reversal in the current recovery could result in substantially reduced earnings or losses, and could require that we write down assets, dispose of assets, reduce operations, restructure our debt and/or issue new equity or debt, any of which could have a detrimental effect on our current shareholders. Additional external factors, such as foreclosure rates, mortgage pricing and availability, and unemployment rates, could also negatively impact our results.
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
In January 2013, the Consumer Financial Protection Bureau (the “CFPB”) proposed a number of new rules that became effective in January 2014, including but not limited to rules regarding the creation and definition of a “Qualified Mortgage” (QM), rules for lender practices regarding assessing borrowers’ Ability To Repay (ATR), and limitations on certain fees and incentive arrangements. These rules could affect the availability and cost of mortgage credit, as there is not currently an active secondary market for “non-QM” loans. Also in January 2013, the CFPB sought comments on related proposed rules that could modify the rules for certain narrowly-defined categories of lending programs. These regulations could make it more difficult for some potential buyers to finance home purchases and could result in our financial services segment originating fewer mortgages, which, in turn, could have an adverse effect on our future revenues and earnings.
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of new requirements relating to mortgage securitizations. These include a requirement that the originator of loans that are securitized retain a portion of the risk, either directly or by holding interests in the securitizations. Other requirements provided for by the Dodd-Frank Wall Street Reform and Consumer Protection Act have not yet been finalized or implemented. The effect of such provisions on our financial services business, both mortgage and title operations, will depend on the rules that are ultimately enacted which could have an adverse effect on our business if certain buyers are unable to obtain mortgage financing. A prolonged tightening of the financial markets could also negatively impact our business.
A reduction in the availability of mortgage financing or an increase in mortgage interest rates or down payment requirements could adversely affect our business.
We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. The future of these entities is uncertain. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
FHA and VA mortgage financing support continues to be an important factor in marketing our homes. The increased demands on the FHA, which have resulted in a reduction of its cash reserves, has led to additional regulations and requirements. Any increases in down payment requirements, lower maximum loan amounts, or limitations or restrictions on the availability of FHA and VA financing support could adversely affect interest rates, mortgage availability and our sales of new homes and origination of mortgage loans.
Even if potential customers do not need financing, changes in the availability of mortgage products may make it harder for them to sell their current homes to potential buyers who need financing, which may lead to lower demand for new homes.
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
Our operations depend on our ability to obtain land for the development of our communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density and other market conditions. If the supply of land, and especially developed lots, appropriate for development of communities is limited because of these factors, or for any other reason, the number of homes that we build and sell may decline. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, our revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.
Our land investment exposes us to significant risks, including potential impairment charges, that could negatively impact our profits if the market value of our inventory declines.
We must anticipate demand for new homes several years prior to homes being sold to homeowners. There are significant risks inherent in controlling or purchasing land, especially as the demand for new homes fluctuates. There is often a significant lag time between when we acquire land for development and when we sell homes in neighborhoods we have planned, developed and constructed. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant, and fluctuations in value can result in reduced profits. Economic conditions could require that we sell homes or land at a loss, or hold land in inventory longer than planned, which could significantly impact our financial condition, results of operations, cash flows and stock performance. Additionally, if conditions in the homebuilding industry decline in the future, we may be required to evaluate our inventory for potential impairment, which may result in additional valuation adjustments, which could be significant and could negatively impact our financial results and condition. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.
Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
The residential construction industry experiences labor and material shortages and risks from time to time, including: work stoppages; labor disputes; shortages in qualified subcontractors and construction personnel; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and delays in availability, or fluctuations in prices, of building materials. These labor and material shortages and risks can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Any of these circumstances could delay the start or completion of our communities, increase the cost of developing one or more of our communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, developed lots, building materials, and other resources, through higher sales prices, our gross margins from home sales and results of operations could be adversely affected.
Increased costs of lumber, framing, concrete, steel and other building materials could cause increases in construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may occur before construction begins. Sustained increases in construction costs may, over time, erode our gross margins from home sales, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our gross margins from home sales.
We depend on the continued availability of and satisfactory performance of subcontracted labor for the construction of our homes and to provide related materials. As the homebuilding market returns to full capacity, we have experienced in 2013, and may continue to experience, modest skilled labor shortages. The cost of labor may also be adversely affected by shortages of qualified trades people, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply or satisfactory performance by these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.
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
Inflation can have a long-term impact on us because if the costs of land, materials and labor increase, we would need to attempt to increase the sale prices of homes in order to maintain satisfactory margins. In a highly inflationary environment, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for our homes. Moreover, with inflation, the costs of capital will likely increase and the purchasing power of our cash resources can decline. Although the rate of inflation has been low for the last several years, we have begun to experience increases in the prices of labor and materials and some economists predict that government spending programs and other factors could lead to significant inflation in the future.
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
M/I Financial is party to a $100 million secured mortgage warehousing agreement, as amended and restated on March 29, 2013, among M/I Financial, the lenders party thereto and the administrative agent (the “MIF Mortgage Warehousing Agreement”). M/I Financial uses the MIF Mortgage Warehousing Agreement to finance eligible residential mortgage loans originated by M/I Financial. The MIF Mortgage Warehousing Agreement will expire on March 28, 2014. If we are unable to renew or replace the MIF Mortgage Warehousing Agreement when it matures, the activities of our financial services segment could be seriously impeded and our home sales and our homebuilding and financial services results of operations may be adversely affected.
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
M/I Financial sells a portion of the loans originated on a servicing released, non-recourse basis, although M/I Financial remains liable for certain limited representations and warranties related to loan sales and for repurchase obligations in certain limited circumstances. If M/I Financial is unable to sell to viable purchasers in the marketplace, our ability to originate and sell mortgage loans at competitive prices could be limited which would negatively affect our operations and our profitability. Additionally, if there is a significant decline in the secondary mortgage market, our ability to sell mortgages could be adversely impacted and we would be required to make arrangements with banks or other financial institutions to fund our buyers' closings. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to modify our origination model, which, among other things, could significantly reduce our ability to sell homes.

Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.
M/I Financial originates mortgages, primarily for our homebuilding customers. A portion of the mortgage loans originated are sold on a servicing released, non-recourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. While we have, from time to time, settled claims relating to loans, which have been fully reserved, we did not repurchase any loans in 2013 or 2012. However, there can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.
We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss ("NOL") carryforwards.
As of December 31, 2013, our net deferred tax assets were $110.9 million and we had federal NOL carryforwards and credits totaling $76.5 million that may be carried forward up to 20 years to offset future taxable income. These NOL carryforwards and credits begin to expire in 2028. As of December 31, 2013, we need to generate approximately $220.0 million of pre-tax earnings in future periods to realize all of our federal NOL carryforwards and credits and approximately an additional $75.0 million of pretax earnings to utilize our net federal deferred tax assets related to deductible temporary tax differences. At December 31, 2013, we had state tax effected NOL carryforwards totaling $15.1 million that may be carried forward from one to 20 years, depending on the tax jurisdiction, with losses expiring between 2013 and 2032. At December 31, 2013, we had a valuation allowance of $9.3 million against our state NOL carryforwards because we believe it is more likely than not that a portion of our state NOL carryforwards will not be realized due to the limited carryforward periods in certain states. If we are unable to use our NOLs, or use of our NOLs is limited, we may have to record charges or reduce our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.
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
In March 2009, we amended our code of regulations to impose certain restrictions on the transfer of our common shares to preserve the tax treatment of our NOLs and built-in losses (the “NOL Protective Amendment”). The transfer restrictions imposed by the NOL Protective Amendment generally restrict (unless otherwise approved by our board of directors) any direct or indirect transfer if the effect would be to: (1) increase the direct or indirect ownership of our shares by any person or group of persons from less than 5% to 5% or more of our common shares; or (2) increase the percentage of our common shares owned directly or indirectly by a person or group of persons owning or deemed to own 5% or more of our common shares. Although the NOL Protective Amendment is intended to reduce the likelihood of an “ownership change” that could adversely affect us, we cannot provide assurance that the restrictions on transferability in the NOL Protective Amendment will prevent all transfers that could result in such an “ownership change”. There also can be no assurance that the transfer restrictions in the NOL Protective Amendment will be enforceable against all of our shareholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
If we undergo an “ownership change” for purposes of Section 382 of the Code as a result of future transactions involving the 2017 Convertible Senior Subordinated Notes, the 2018 Convertible Senior Subordinated Notes or our common shares, including transactions initiated by the Company, and including transactions involving a shareholder becoming an owner of 5% or more of our common shares and purchases and sales of our common shares by existing 5% shareholders, our ability to use our NOL carryforwards and recognize certain built-in losses could be limited by Section 382 of the Code. Depending on the resulting limitation, a significant portion of our NOL carryforwards could expire before we would be able to use them. Our inability to utilize our NOL carryforwards could have a material adverse effect on our financial condition and results of operations.

Our results of operations, financial condition and cash flows could be adversely affected if pending or future legal claims against us are not resolved in our favor.
The Company and certain of its subsidiaries have been named as defendants in claims, complaints and legal actions which are routine and incidental to our business. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows, such matters are subject to inherent uncertainties. We have recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, it is possible that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material adverse effect on our results of operations, financial condition and cash flows for the periods in which the matters are resolved. Similarly, if additional claims are filed against us in the future, the negative outcome of one or more of such matters could have a material adverse effect on our results of operations, financial condition and cash flows.
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
As of December 31, 2013, we had approximately $379.6 million of indebtedness outstanding (excluding issuances of letters of credit, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility), $235.9 million of which was senior indebtedness, including $7.8 million of secured indebtedness, and we had $187.6 million of available borrowings under the Credit Facility. In addition, under the terms of the Credit Facility, the indentures governing the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness, we have the ability, subject to applicable debt covenants, to incur additional indebtedness. The incurrence of additional indebtedness could magnify other risks related to us and our business. Our indebtedness and any future indebtedness we may incur could have a significant adverse effect on our future financial condition.

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

•
our debt level and the various covenants contained in the Credit Facility, the indentures governing our 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes and the documents governing our other indebtedness could place us at a relative competitive disadvantage as compared to some of our competitors; and

•
the terms of our indebtedness could prevent us from raising the funds necessary to repurchase all of the 2018 Senior Notes tendered to us upon the occurrence of a change of control or all of the 2017 Convertible Senior Subordinated Notes or the 2018 Convertible Senior Subordinated Notes tendered to us upon the occurrence of a fundamental change, which, in each case, would constitute a default under the applicable indenture, which in turn could trigger a default under the Credit Facility and the documents governing our other indebtedness.

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
Several of our markets, specifically our operations in Florida, North Carolina, Washington, D.C. and Texas, are situated in geographical areas that are regularly impacted by severe storms, including hurricanes, flooding and tornadoes. In addition, our operations in the Midwest can be impacted by severe storms, including tornadoes. The occurrence of these or other natural disasters can cause delays in the completion of, or increase the cost of, developing one or more of our communities, and as a result could materially and adversely impact our results of operations.
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
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions which are routine and incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, the possibility exists that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved.
Item 4. MINE SAFETY DISCLOSURES.
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares and Dividends

The Company’s common shares are traded on the New York Stock Exchange under the symbol “MHO.” As of February 26, 2014, there were approximately 395 record holders of the Company’s common shares. At that date, there were 27,092,723 common shares issued and 24,437,338 common shares outstanding.
The table below presents the high and low sales prices of the Company’s common shares during each of the quarters presented:

2013	HIGH	LOW

First quarter	$29.07	$20.82
Second quarter	27.88	20.14
Third quarter	24.75	18.07
Fourth quarter	25.72	17.82

2012

First quarter	$13.99	$9.20
Second quarter	17.54	11.26
Third quarter	21.98	15.81
Fourth quarter	26.76	19.21

The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $132.7 million at December 31, 2013. Additionally, the terms of our Series A Preferred Shares prevent us from paying cash dividends on our common shares unless we have paid cash dividends on our Series A Preferred Shares for the then-current quarterly dividend period. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
The Company declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in the second, third and fourth quarters of 2013 (for aggregate dividend payments of $3.7 million). There were no cash dividends declared or paid to common shareholders in 2013 or 2012 or to preferred shareholders in 2012.

Performance Graph
The following graph illustrates the Company’s performance in the form of cumulative total return to holders of our common shares for the last five calendar years through December 31, 2013, assuming a hypothetical investment of $100 and reinvestment of all dividends paid on such investment, compared to the cumulative total return of the same hypothetical investment in both the Standard and Poor’s 500 Stock Index and the Standard & Poor’s 500 Homebuilding Index.

Comparison of Cumulative Year Total Return
300
250
200
150
100
50
Index Value
M/I Homes, Inc.
S&P 500
S&P 500 Homebuilding Index
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
M/I Homes, Inc.	$100.00	$98.58	$145.92	$91.08	$251.42	$241.46
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Homebuilding Index	100.00	118.32	125.51	125.55	256.62	280.73

Share Repurchases
During the year ended December 31, 2013, the Company did not repurchase any common shares. See “Market for Common Shares and Dividends” above for more information regarding our ability to repurchase our shares.
On April 10, 2013, we redeemed 2,000 of our outstanding Series A Preferred Shares for $50.4 million in cash.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated.  This table should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. These historical results may not be indicative of future results.

(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Income Statement (Year Ended December 31):
Revenue	$1,036,782	$761,905	$566,424	$616,377	$569,949
Gross margin	$206,469	$147,863	$77,301	$92,431	$19,539
Net income (loss)	$151,423	$13,347	$(33,877)	$(26,269)	$(62,109)
Preferred dividends	$3,656	$—	$—	$—	$—
Excess of fair value over book value of preferred shares redeemed	$2,190	$—	$—	$—	$—
Net income (loss) to common shareholders	$145,577	$13,347	$(33,877)	$(26,269)	$(62,109)
Earnings (loss) per share to common shareholders:
Basic:	$6.11	$0.68	$(1.81)	$(1.42)	$(3.71)
Diluted:	$5.24	$0.67	$(1.81)	$(1.42)	$(3.71)
Weighted average shares outstanding:
Basic	23,822	19,651	18,698	18,523	16,730
Diluted	28,763	19,891	18,698	18,523	16,730
Balance Sheet (December 31):
Inventory	$690,934	$556,817	$466,772	$450,936	$420,289
Total assets	$1,110,176	$831,300	$664,485	$661,894	$663,828
Notes payable bank – financial services operations	$80,029	$67,957	$52,606	$32,197	$24,142
Notes payable - other	$7,790	$11,105	$5,801	$5,853	$6,160
Convertible senior subordinated notes due 2017	$57,500	$57,500	$—	$—	$—
Convertible senior subordinated notes due 2018	$86,250	$—	$—	$—	$—
Senior Notes – net of discount	$228,070	$227,670	$239,016	$238,610	$199,424
Shareholders’ equity	$492,803	$335,428	$273,350	$303,491	$326,763

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW
M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered approximately 87,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). We also operate under the name Triumph Homes in certain communities in our Houston, Texas market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.
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
Revenue related to all other home closings initially funded by our 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”), is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.
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
These and other market factors that may impact project assumptions are considered by personnel in our homebuilding divisions as they prepare or update the forecasts for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ between communities, even within a given sub-market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace or a reduction in base house costs. Changes in our key assumptions, including estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates, could materially impact future cash flow and fair value estimates.
As of December 31, 2013, our projections generally assume a gradual improvement in market conditions. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of December 31, 2013, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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
Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. For joint venture arrangements where a special purpose entity is established to own the property, we enter into limited liability company or similar arrangements (“LLCs”). The Company's ownership interest in these LLCs as of December 31, 2013 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810-10”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE.
As of December 31, 2013, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over any of the LLCs, including our VIE, as we do not have the ability to control the activities that most significantly impact their economic performance. As a result, we are not required to consolidate any of the LLCs into our financial statements and we instead recorded the LLCs in Investment in Unconsolidated Joint Ventures on our Consolidated Balance Sheets.
We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 810-10 to determine whether we are the primary beneficiary of the VIE, if applicable, using an analysis similar to that described above. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. Please see the “Off-Balance Sheet Arrangements” section below and Note 1 of our Consolidated Financial Statements for additional information related to our off-balance-sheet arrangements. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2013 and 2012, we were not required to consolidate any of our option or purchase agreements.
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
Warranty Reserves. We use subcontractors for nearly all aspects of home construction. Although our subcontractors are generally required to repair and replace any product or labor defects, we are, during applicable warranty periods, ultimately responsible to the homeowner for making such repairs. As such, we record warranty reserves to cover our exposure to the costs for materials and labor not expected to be covered by our subcontractors to the extent they relate to warranty-type claims. Warranty reserves are established by charging cost of sales and crediting a warranty reserve for each home closed.  The amounts charged are estimated by management to be adequate to cover expected warranty-related costs described above under the Company's warranty programs. Reserves are recorded for warranties under the following warranty programs:

•	Home Builder’s Limited Warranty (“HBLW”); and

•	30-year or 10-year transferable structural warranty
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
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2013 and 2012, warranty reserves of $12.3 million and $10.4 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
Self-insurance Reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2013, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The reserves related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million completed operations/construction defect deductible per occurrence by division and a $15.0 million deductible in the aggregate, with a $250,000 deductible for all other types of claims. The Company records a general liability reserve for claims falling below the Company's deductible. The general liability reserve estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. The Company recorded expenses totaling $5.4 million, $4.0 million and $3.1 million, respectively, for all self-insured and general liability claims during 2013, 2012 and 2011.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future costs could differ from our current estimated amounts.
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
Valuation of Deferred Tax Assets. The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

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
During 2013, the Company concluded based on its analysis of positive and negative evidence, that the objective positive evidence outweighed the negative evidence and that the Company will more likely than not realize a majority of its deferred tax assets. As a result of such determination, the Company reversed a majority of its deferred tax asset in 2013, retaining a $9.3 million valuation allowance for certain state jurisdictions which have a shorter NOL carryforward utilization period or a large NOL carryforward relative to their current earnings. In future periods, the remaining valuation allowance for these state jurisdictions will be evaluated to determine if sufficient positive evidence and/or various tax planning strategies indicates that it is more likely than not that an additional portion of the underlying state NOL carryforwards will be realized.
At December 31, 2013, the Company's total deferred tax assets were $121.3 million, which, inclusive of our valuation allowance, results in a deferred tax asset of $112.0 million. The $112.0 million total deferred tax asset after valuation allowance is offset by $1.1 million of total deferred tax liabilities for a $110.9 million net deferred tax asset. The $110.9 million net deferred tax asset is reported on the Company's consolidated balance sheets, net of a $9.3 million valuation allowance. Please refer to Note 16 of our Consolidated Financial Statements for further details.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. We did not incur any interest or penalties in 2013 or 2012 because our provision for unrecognized tax benefits was reversed in the first quarter of 2012 as either the statute of limitations lapsed or audits were completed and the reserve was no longer necessary.
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
Overview
The housing market continued to strengthen in 2013, although permits and residential construction activity remain at low levels compared with historical averages. The improved conditions contributed to improvements in several financial and operating metrics for the Company for the year ended December 31, 2013 compared to the year ended December 31, 2012. We believe that improving demand for new homes is being driven by growing population and re-accelerating household formations, favorable own-versus-rent dynamics, record low inventory levels for both new homes and resales, historically attractive affordability levels, and a slow but steady improvement in job growth. In 2013, we experienced broad-based improvements across our markets, although the pace moderated in the second half of 2013 compared to the first half due to increasing mortgage rates from their historically low levels, increasing average sales prices of homes, and tapering of federal stimulus, all of which negatively impacted consumer confidence and new orders. While we recognize the potential headwinds from this and recent moves to lower loan limits on government-sponsored mortgages, we believe that the short supply of available homes and pent-up demand, along with a generally improving economy, will continue to drive the housing recovery forward. We believe that our improved results of operations are attributable to (i) our strategic growth and investment in new communities, along with a shift in our mix of communities towards better performing locations within each of our markets; (ii) our continued progress in shifting our investment to housing markets with stronger economic growth, including expansion into new markets; and (iii) the strong performance of our financial services operations.
During 2013, the Company reported a 36% increase in revenue, which exceeded $1.0 billion for the first time since 2007. We achieved net income of $151.4 million during the year ended December 31, 2013, of which $38.6 million ($1.32 per diluted share) related to our core profitability while $112.8 million ($3.92 per diluted share) related to the accounting benefit from income taxes associated with the reversal of a majority of our deferred tax asset valuation allowance (further details relating to our assessment of the reversal of a majority of our deferred tax asset valuation allowance are included in Note 16 to our Consolidated Financial Statements). We also experienced increases in our average sales price of homes delivered during 2013, and significant improvements in our backlog average sales price, total sales value, and number of units at December 31, 2013 compared to 2012. In addition, our operating gross margins and number of homes delivered in 2013 reached their highest levels in seven years. Traffic quantity and quality, as well as our number of new contracts, improved significantly during the year ended December 31, 2013 as buyer confidence in the housing market strengthened. Please see further discussion of our financial and operating metrics below in our “Summary of Company Results” and our “Year Over Year Comparisons” sections.
In response to the continued improvements in new home sales, we have increased our land positions to meet our strategic growth targets in each market, based on the availability of land opportunities that meet our financial return targets and other quality requirements, such as location. To sustain our improved profitability and grow our business, we believe that we need to purchase new land at prices that generate appropriate investment returns and drive greater operating efficiencies. Accordingly, we purchased $216.8 million of new land during the year ended December 31, 2013 and spent $106.8 million on land development.
In March 2013, we concurrently issued $86.3 million aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) and 2.461 million of our common shares, for aggregate combined net proceeds of $137.3 million. On April 10, 2013, we redeemed 2,000 of our outstanding 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) for $50.4 million in cash. As a result of the redemption, we recognized a $2.2 million non-cash equity charge representing the excess of fair value over carrying value, which related primarily to the original issuance costs paid in 2007 and reduced net income to common shareholders for the year ended December 31, 2013. On July 18, 2013, we entered into a new three-year unsecured revolving credit facility (the “Credit Facility”) with an aggregate commitment amount of $200 million (as more fully described below in the “Liquidity and Capital Resources” section below), which replaced the $140 million secured revolving credit facility (the “Prior Credit Facility”) that was scheduled to mature on December 31, 2014.
Summary of Company Results in 2013
Summary of Financial Results
In 2013, we achieved net income to common shareholders of $145.6 million, or $5.24 per diluted share, which included a $112.8 million accounting benefit from income taxes associated with the reversal of a majority of our deferred tax asset valuation allowance, $5.8 million of pre-tax impairment charges, a $1.7 million charge related to the early termination of our Prior Credit Facility, a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were redeemed in the first quarter of 2013 and $3.7 million in dividend payments made to holders of our Series A Preferred Shares. This compares to net income to common shareholders of $13.3 million, or $0.67 per diluted share, in 2012, which included a $3.0 million pre-tax settlement that we received related to defective imported drywall and $3.5 million of pre-tax impairment charges.
In 2013, we recorded total revenue in excess of $1.0 billion, of which $992.1 million was from homes delivered, $16.2 million was from land sales and $28.5 million was from our financial services operations. Revenue from homes delivered increased 36% from 2012 driven primarily by the 707 additional homes delivered in 2013 (a 26% increase) and an 8% increase in the average sales price of homes delivered in 2013 ($22,000 per home delivered) compared to 2012. Revenue from land sales increased $6.3 million from 2012 due primarily to land sales in both our Midwest and Southern regions. Revenue from our financial services segment increased 23% to $28.5 million in 2013. The strong results our financial services operations experienced during 2013 resulted from higher profit margins on our loan sales and servicing retained transactions as supply and demand factors were favorable. Our results in 2013 also benefited from a strong refinance market. The impact of both of these market factors on our operating results declined in the second half of 2013, and we do not expect to benefit as greatly from these factors in 2014 as we did in 2013.

Total gross margin increased $58.6 million in 2013 compared to 2012 as a result of a $53.3 million improvement in the gross margin of our homebuilding operations and a $5.3 million improvement in the gross margin of our financial services operations. The improvement in the gross margin of our homebuilding operations was primarily due to a $55.6 million improvement in homebuilding gross margin compared to 2012, partially offset by a $2.3 million increase in land impairments. The increase in homebuilding gross margin resulted primarily from the 8% increase in the average sales price of homes delivered ($22,000 per home delivered) and the 707 unit increase in homes delivered in 2013. The increased sales prices were driven primarily by the performance of our newer communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets, a shift in the mix of homes delivered to higher priced and larger homes, and improving market conditions. We also experienced better pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher lot and construction costs related to both the mix of homes delivered as well as cost increases associated with improving homebuilding industry conditions and normal supply and demand dynamics. In 2013, we were able to pass a majority of the higher construction costs to our homebuyers in the form of higher sales prices and lower incentives. However, recent moderation in the sales price appreciation we experienced in the first half in 2013 may make it more difficult to continue to fully offset any additional increases in material, labor and land costs that we may experience going forward.
Selling, general and administrative expense increased $28.7 million in 2013, which partially offset the increase in our gross margin discussed above, but declined as a percentage of revenue to 14.3% in 2013 compared to 15.6% in 2012. Selling expense increased $11.9 million to $68.3 million from $56.4 million in 2012 but declined as a percentage of revenue to 6.6% in 2013 compared to 7.4% in 2012. Variable selling expense for sales commissions contributed $11.3 million to the increase due to the increase in the number of homes delivered and the higher average sales price. The increase in selling expense was also attributable to a $0.6 million increase in non-variable selling expense related to a $2.2 million increase in expenses associated with our sales offices and models resulting from the increase in our number of communities, partially offset by the absence of the $1.6 million non-recurring expense in 2012 related to our early exit from rental space in the Midwest. General and administrative expense increased $16.9 million, from $62.6 million in 2012 to $79.5 million in 2013 but declined as a percentage of revenue from 8.2% in 2012 to 7.7% in 2013. This increase was primarily due to a $7.4 million increase in incentive compensation expense (as our pre-tax income more than tripled from 2012's pre-tax income), an increase in the fair value of stock options awarded, a $6.2 million increase in payroll-related expense (as our employee count increased 27% from a year ago) and a $2.6 million increase in other expenses related to our expansion in two new markets (Austin and Dallas/Fort Worth, Texas) in 2013 and our 20% community count growth across all of our markets. We are gaining overhead leverage and experiencing improvement in our selling, general and administrative expense ratios in our established markets; however, our overall ratios are not improving as rapidly as they would be if we were not experiencing significant growth resulting in higher, offsetting selling, general and administrative expense ratios in our new Austin and Dallas/Fort Worth, Texas markets.
Summary of Operational Results
In addition to the improving financial results noted above, our operational metrics also improved. We achieved a 25% increase in new contracts, a 26% increase in homes delivered, a 33% increase in the number of homes in our backlog, and a 44% increase in the overall sales value of our backlog in 2013 compared to 2012. Furthermore, we continue to invest in communities and markets that we believe will help us attain improved profitability as housing markets improve and enhance our ability to establish market share and create a platform for future growth in our current markets. During 2013, we opened 65 communities and closed 39 communities. Additionally, our absorption rates per community improved from 2.0 in 2012 to 2.2 in 2013.
Outlook
Looking ahead, although the rate of improvement in the overall housing industry may moderate, we believe that the fundamentals supporting a sustained multi-year housing recovery remain strong. Although the pace of improvement in new home sales activity moderated during the second half of 2013, we believe that long-term demand for new homes will continue to improve as consumers perceive good values amidst limited supply and relatively low interest rates. We believe that we will continue to benefit from the recovery in housing sales, although perhaps not at the same rate that we experienced during the first half of 2013. Specifically, the pace and increase in our new contracts and average sales price in 2014 when compared to our prior year results may be less than what we experienced in 2013, and this slower pace of improvement may lead to related impacts on the level of year-over-year improvements in our financial results.

Given our expectations with respect to homebuilding market conditions, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives in 2014:

•	profitably growing our presence in our existing markets;

•	strategically investing in new markets;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.
With these objectives and improving market conditions in mind, we took a number of steps in 2013 to position the Company for continued improvement in 2014 and beyond, including expanding our presence in Texas by purchasing our first community in the Dallas/Fort Worth market. We also invested $216.8 million in land acquisitions and $106.8 million in land development in 2013 to help grow our presence in our existing markets. We currently estimate that for 2014, we will spend approximately $400 million to $500 million on land purchases and land development. We ended 2013 with more than 19,800 lots under control, a 40% increase from our approximately 14,200 lots under control at the end of 2012. We also opened 65 communities and closed 39 communities in 2013, ending the year with a total of 157 communities. By the end of 2014, we expect to increase our community count by 5% to 10% from our community count at the end of 2013 by opening more than 70 communities. With our entry into two new markets, additional growth in our existing markets and related community count increases, our investment in employee count increased 27% from January 1, 2013.
We also improved our liquidity in 2013 by: (1) issuing $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”) and 2.461 million common shares in March 2013, for aggregate combined net proceeds of $137.3 million and (2) entering into the Credit Facility (as more fully described below in the “Liquidity and Capital Resources” section). We ended 2013 with $142.6 million of cash and no outstanding borrowings under the Credit Facility.
In 2014, we plan to build upon the steps taken in 2013. We believe the actions taken in 2013 have helped, and the actions we plan to take in 2014 will help, position us, both operationally and financially, to build on the momentum generated in 2013. Given the value in our year-end backlog and improving market conditions, we believe that our leverage and profitability will improve in 2014 compared to 2013.
Despite our positive expectations, it is unclear whether our gross margin percentages will continue to improve as they have the past two years or our financial services operations will experience the same favorable operating results as in 2013. Going forward, we believe our abilities to leverage our fixed costs and obtain land at projected rates of return, and our planned new communities provide our best opportunities to continue improving our gross margin percentages. Given the continued uncertainty in the macroeconomic environment, we can provide no assurance that the positive annual trends and/or sequential trends experienced in our financial and operating metrics in 2013 will continue in 2014.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; income (loss) before income taxes; and depreciation and amortization for the years ended December 31, 2013, 2012 and 2011:

	Years Ended
(In thousands)	2013	2012	2011
Revenue:
Midwest homebuilding	$336,242	$281,959	$228,191
Southern homebuilding	324,436	189,714	123,061
Mid-Atlantic homebuilding	347,565	266,976	200,706
Financial services (a)	28,539	23,256	14,466
Total revenue	$1,036,782	$761,905	$566,424

Gross margin:
Midwest homebuilding	$55,967	$43,488	$19,748
Southern homebuilding	60,960	38,300	12,864
Mid-Atlantic homebuilding	61,003	42,819	30,223
Financial services (a)	28,539	23,256	14,466
Total gross margin	$206,469	$147,863	$77,301

Selling, general and administrative expense:
Midwest homebuilding	$34,498	$32,044	$26,144
Southern homebuilding	37,307	23,770	18,179
Mid-Atlantic homebuilding	33,706	27,690	23,183
Financial services (a)	12,741	10,820	7,825
Corporate	29,524	24,709	20,867
Total selling, general and administrative expense	$147,776	$119,033	$96,198

Operating income (loss):
Midwest homebuilding	$21,469	$11,443	$(6,396)
Southern homebuilding	23,653	14,530	(5,314)
Mid-Atlantic homebuilding	27,297	15,130	7,039
Financial services (a)	15,798	12,436	6,641
Corporate	(29,524)	(24,709)	(20,867)
Total operating income (loss)	$58,693	$28,830	$(18,897)

Interest expense:
Midwest homebuilding	$4,923	$5,502	$6,154
Southern homebuilding	6,142	3,742	2,798
Mid-Atlantic homebuilding	3,491	5,406	5,099
Financial services (a)	1,382	1,421	954
Total interest expense	$15,938	$16,071	$15,005

Equity in income of unconsolidated joint ventures	$(306)	$—	$—
Loss on early extinguishment of debt	$1,726	$—	$—

Income (loss) before income taxes	$41,335	$12,759	$(33,902)

Depreciation and amortization:
Midwest homebuilding	$1,063	$2,834	$1,179
Southern homebuilding	1,230	968	601
Mid-Atlantic homebuilding	995	975	844
Financial services	138	140	282
Corporate	4,885	4,825	4,668
Total depreciation and amortization	$8,311	$9,742	$7,574

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at December 31, 2013 and 2012:

	At December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

	At December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in unconsolidated joint ventures	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments
The following table presents, by reportable segment, selected operating and financial information as of and for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Midwest Region
Homes delivered	1,237	1,113	991
New contracts, net	1,364	1,144	1,042
Backlog at end of period	545	418	387
Average sales price per home delivered	$269	$253	$230
Average sales price of homes in backlog	$311	$270	$259
Aggregate sales value of homes in backlog	$169,680	$112,890	$100,096
Revenue homes	$332,858	$281,334	$228,191
Revenue third party land sales	$3,384	$625	$—
Operating income (loss) homes	$22,902	$11,508	$(6,396)
Operating loss land	$(1,433)	$(65)	$—
Number of active communities	70	61	59
Southern Region
Homes delivered	1,182	823	571
New contracts, net	1,290	966	607
Backlog at end of period	449	341	164
Average sales price per home delivered	$272	$230	$214
Average sales price of homes in backlog	$307	$280	$241
Aggregate sales value of homes in backlog	$137,942	$95,529	$39,540
Revenue homes	$321,098	$189,044	$121,951
Revenue third party land sales	$3,338	$670	$1,110
Operating income (loss) homes	$22,273	$14,530	$(4,823)
Operating income (loss) land	$1,380	$—	$(492)
Number of active communities	50	37	28
Mid-Atlantic Region
Homes delivered	1,053	829	716
New contracts, net	1,133	910	732
Backlog at end of period	286	206	125
Average sales price per home delivered	$321	$312	$280
Average sales price of homes in backlog	$351	$360	$328
Aggregate sales value of homes in backlog	$100,395	$74,121	$41,019
Revenue homes	$338,122	$258,393	$200,706
Revenue third party land sales	$9,443	$8,582	$—
Operating income homes	$25,271	$13,360	$7,039
Operating income land	$2,026	$1,770	$—
Number of active communities	37	33	35
Total Homebuilding Regions
Homes delivered	3,472	2,765	2,278
New contracts, net	3,787	3,020	2,381
Backlog at end of period	1,280	965	676
Average sales price per home delivered	$286	$264	$242
Average sales price of homes in backlog	$319	$293	$267
Aggregate sales value of homes in backlog	$408,017	$282,540	$180,655
Revenue homes	$992,078	$728,771	$550,848
Revenue third party land sales	$16,165	$9,877	$1,110
Operating income (loss) homes	$70,446	$39,398	$(4,180)
Operating income (loss) land	$1,973	$1,705	$(492)
Number of active communities	157	131	122
Financial Services
Number of loans originated	2,598	2,280	1,764
Value of loans originated	$627,509	$520,708	$376,132

Revenue	$28,539	$23,256	$14,466
Selling, general and administrative expenses	12,741	10,820	7,825
Interest expense	1,382	1,421	954
Income before income taxes	$14,416	$11,015	$5,687

A home is included in “new contracts” when our standard sales contract is executed. “Homes delivered” represents homes for which the closing of the sale has occurred. “Backlog” represents homes for which the standard sales contract has been executed, but which are not included in homes delivered because closings for these homes have not yet occurred as of the end of the period specified.
The composition of our homes delivered, new contracts, net and backlog is constantly changing and may be based on a dissimilar mix of communities between periods as new communities open and existing communities wind down. Further, home types and individual homes within a community can range significantly in price due to differing square footage, option selections, lot sizes and quality and location of lots. These variations may result in a lack of meaningful comparability between homes delivered, new contracts, net and backlog due to the changing mix between periods.
Cancellation Rates
The following table sets forth the cancellation rates for each of our homebuilding segments for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Midwest	18.7%	17.4%	22.1%
Southern	16.2%	20.0%	19.5%
Mid-Atlantic	12.4%	13.3%	15.2%

Total cancellation rate	16.1%	17.1%	19.4%
Year Over Year Comparisons
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Midwest Region. Our Midwest region had operating income of $21.5 million in 2013, a $10.1 million increase from our operating income of $11.4 million in 2012. The increase in operating income was primarily the result of a $54.2 million improvement in our homebuilding revenue, offset, in part, by a $2.5 million increase in selling, general, and administrative expense and a $2.3 million increase in asset impairment charges taken in 2013 compared to 2012.
For the twelve months ended December 31, 2013, homebuilding revenue in our Midwest region increased $54.2 million, from $282.0 million in 2012 to $336.2 million in 2013. This 19% increase in homebuilding revenue was the result of an 11% increase in the number of homes delivered (124 units), a 6% increase in the average sales price of homes delivered ($16,000 per home delivered) and a $2.8 million increase in land sale revenue. Our homebuilding gross margin in our Midwest region increased $12.5 million, in 2013 and yielded a gross margin percentage of 16.6% for 2013 - a 120 basis point improvement when compared to 15.4% for 2012. This gross margin percentage improvement resulted from the increase in our average sales price described above, partially offset by a $2.3 million increase in asset impairment charges taken in 2013 compared to 2012 and higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.
Selling, general and administrative expense increased $2.5 million, from $32.0 million in 2012 to $34.5 million in 2013, but declined as a percentage of revenue to 10.3% in 2013 from 11.4% in 2012. The increase in selling, general and administrative expense was attributable, in part, to a $0.4 million increase in selling expense, which was primarily due to a $2.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and number of homes delivered, partially offset by a $1.9 million decrease in non-variable selling expense primarily related to the absence of the $1.6 million charge taken in 2012 for the acceleration of leasehold improvement depreciation for rental space we exited early. The increase in selling, general and administrative expense was also attributable to a $2.1 million increase in general and administrative expense, which was primarily due to a $0.6 million increase in compensation expense resulting primarily from a 15% increase in employee count related to our community count and backlog growth; a $0.7 million increase in other land related expenses; and a $0.7 million increase in variable compensation expense associated with the improved operating performance in this region.
During 2013, we experienced a 19% increase in new contracts in our Midwest region, from 1,144 in 2012 to 1,364 in 2013. Backlog increased 30% from 418 homes at December 31, 2012 to 545 homes at December 31, 2013, with an average sales price in backlog of $311,000 at December 31, 2013 compared to $270,000 at December 31, 2012. These improvements were primarily due to higher-end product offerings and improving sub-market conditions, as well as more attractive community locations compared to a year ago. During the twelve months ended December 31, 2013, we opened 21 communities in our Midwest region compared to 16 during 2012. Our monthly absorption rate in our Midwest region improved slightly to 1.8 per community in 2013 compared to 1.7 per community in 2012.

Southern Region. Our Southern region had operating income of $23.7 million in 2013, a $9.2 million increase from our operating income of $14.5 million in 2012. The increase in operating income was primarily the result of a $134.7 million improvement in our homebuilding revenue and a $1.4 million profit relating to the sale of land to third parties, offset, in part, by a $13.5 million increase in selling, general, and administrative expense.
For the twelve months ended December 31, 2013, homebuilding revenue in our Southern region increased $134.7 million, from $189.7 million in 2012 to $324.4 million in 2013. This 71% increase in homebuilding revenue was the result of a 44% increase in the number of homes delivered (359 units), an 18% increase in the average sales price of homes delivered ($42,000 per home delivered) and a $2.7 million increase in land sales revenue. Our homebuilding gross margin in our Southern region increased $22.7 million and yielded a gross margin percentage of 18.8% for 2013 compared to 18.6% for 2012 excluding the $3.0 million settlement the Company received in the third quarter of 2012 related to defective imported drywall. The improvement in our gross margin percentage when compared to 2012 is primarily reflective of the improvement in the average sales price of homes delivered described above as well as from a $1.4 million profit from the sale of land, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.
Selling, general and administrative expense increased $13.5 million from $23.8 million in 2012 to $37.3 million in 2013 but declined as a percentage of revenue to 11.5% in 2013 from 12.5% in 2012. The increase in selling, general and administrative expense was attributable, in part, to a $7.6 million increase in selling expense, which was primarily due to (1) a $5.6 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and number of homes delivered, and (2) a $2.0 million increase in expenses related to our design centers and sales offices related to our increased community count. The increase in selling, general and administrative expense was also attributable to a $5.9 million increase in general and administrative expense, which was primarily due to a $1.5 million increase in compensation expenses resulting primarily from a 39% increase in employee count related to our community count and backlog growth; a $0.8 million increase in other land related expenses; and a $1.6 million increase in variable compensation expense associated with the improved operating performance in this region. In addition, the Southern region experienced a $0.9 million increase in payroll-related expenses and a $0.5 million increase in other start-up expenses related to our new Austin and Dallas/Fort Worth, Texas divisions.
During 2013, we experienced a 34% increase in new contracts in our Southern region, from 966 in 2012 to 1,290 in 2013. Backlog increased 32% from 341 homes at December 31, 2012 to 449 homes at December 31, 2013, with an average sales price in backlog of $307,000 at December 31, 2013 compared to $280,000 at December 31, 2012. These improvements were primarily due to an increased number of active communities at December 31, 2013 compared to prior year as our Texas operations continue to grow. During 2013, we opened 28 communities in our Southern region compared to 19 communities opened during 2012. Our monthly absorption rate in our Southern region improved slightly to 2.6 per community in 2013 compared to 2.5 per community in 2012.
Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $27.3 million in 2013, a $12.2 million increase from our operating income of $15.1 million in 2012. This increase was primarily due to the improvement in our homebuilding revenue, offset in part, by a $6.0 million increase in selling, general and administrative expense.
For the twelve months ended December 31, 2013, homebuilding revenue in our Mid-Atlantic region increased $80.6 million from $267.0 million in 2012 to $347.6 million in 2013. Our homebuilding gross margin in our Mid-Atlantic region increased $18.2 million and yielded a gross margin percentage of 17.6% - a 160 basis point improvement when compared to 16.0% in 2012. This percentage improvement resulted from a 3% increase in the average sales price of homes delivered ($9,000 per home delivered) and lower average lot costs when compared to 2012 (mix related), partially offset by higher construction costs related to both the mix of homes delivered as well as cost increases in labor and materials associated with improving housing market conditions and normal supply/demand dynamics.
Selling, general and administrative expense increased $6.0 million from $27.7 million in 2012 to $33.7 million in 2013 but declined as a percentage of revenue to 9.7% in 2013 from 10.4% in 2012. The increase in selling, general and administrative expense was attributable, in part, to a $3.7 million increase in selling expense, which was primarily due to a $3.3 million increase in variable selling expenses resulting from the increase in sales commissions from the higher average sales price of homes delivered and number of homes delivered. The increase in selling, general and administrative expense was also attributable to a $2.3 million increase in general and administrative expense, which was primarily due to a $0.9 million increase in compensation expenses resulting primarily from a 23% increase in employee count related to our community count and backlog growth as well as due to a $1.3 million increase in variable compensation expense associated with the improved operating performance in this region.
During 2013, we experienced a 25% increase in new contracts in our Mid-Atlantic region, from 910 in 2012 to 1,133 in 2013 and a 39% increase in the number of homes in backlog from 206 homes at December 31, 2012 to 286 homes at December 31, 2013. However, our average sales price in backlog decreased by 3% to $351,000 at December 31, 2013 compared to $360,000 at December 31, 2012 due to a change in product mix with a higher percentage of our backlog units being townhomes in 2013 than in 2012. During 2013, we opened 16 communities in our Mid-Atlantic region compared to 11 communities opened during 2012. Our monthly absorption rate in our Mid-Atlantic region improved to 2.7 per community in 2013, compared to 2.1 per community in the same period in 2012.

Financial Services. Revenue from our mortgage and title operations increased $5.2 million (23%) from $23.3 million in 2012 to $28.5 million in 2013 as a result of several factors: (1) a 14% increase in the number of loan originations, from 2,280 in 2012 to 2,598 in 2013; (2) a 6.1% increase in the average loan amount from $228,000 in 2012 to $242,000 in 2013; (3) higher average margins on our loans sold than we experienced in 2012; and (4) additional revenue due to retaining mortgage servicing rights. We ended 2013 with a $3.4 million increase in operating income compared to 2012, which was primarily due to the increase in revenue discussed above. Offsetting these improvements was a $1.9 million increase in selling, general and administrative expense for 2013 compared to 2012, primarily due to an increase in payroll related expenses resulting from a 27% increase in employee count related to our unit growth and new markets, partially offset by the absence of the $1.0 million increase in reserves related to mortgage loans sold taken in 2012. During the first half of 2013, we experienced higher profit margins on our loan sales and servicing retained transactions as supply and demand factors were favorable during that time and we benefited from a strong refinance market. The impact of both of these market factors on our operating results declined in the second half of 2013, and we do not expect to benefit as greatly from these factors in 2014 as we did in 2013. On February 1, 2014, M/I Financial Corp. was converted from an Ohio corporation to an Ohio limited liability company and changed its name to M/I Financial, LLC. Further details relating to this change are included in Note 20 to our Consolidated Financial Statements.
At December 31, 2013, M/I Financial provided financing services in all of our markets. Approximately 79% of our homes delivered during 2013 were financed through M/I Financial compared to 83% in 2012. The decrease in our overall capture rate was due to a higher percentage of our homes delivered being in Texas where our financial services operations are not fully in place, as is typical in newer markets. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.
Corporate Selling, General and Administrative Expenses. Corporate selling, general and administrative expense increased $4.8 million, from $24.7 million in 2012 to $29.5 million in 2013. The increase was primarily due to a $4.3 million increase in share based and variable incentive compensation associated with our improved financial performance (as our pre-tax income more than tripled from 2012's pre-tax income), a $0.7 million increase in professional fees associated with our growth and a $0.8 million increase related to the absence of our net gain on purchase accounting related to our April 2012 acquisition, offset partially by a $0.7 million recovery of legal fees in 2013 from our insurance carrier received in connection with our drywall product liability litigation and a $0.7 million decrease in depreciation charges.
Interest Expense - Net. Interest expense for the Company decreased $0.2 million, from $16.1 million in 2012 to $15.9 million in 2013. This slight decrease was primarily the result of a decline in our weighted average borrowing rate from 8.83% for 2012 to 7.61% for 2013, related to the addition of our two convertible debt issuances, which have significantly lower interest rates compared to our other debt outstanding in those periods, as well as an increase in our capitalized interest related to increased land development during 2013 compared to the prior year. Partially offsetting these decreases was an increase in our weighted average borrowings from $291.8 million in 2012 to $389.7 million in 2013 related to the issuance of $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012 and the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. The $0.3 million increase in 2013 as compared to 2012 is primarily attributable to third party lot sales.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt is attributable to the write-off of unamortized debt issuance costs associated with the termination of our Prior Credit Facility that was scheduled to mature on December 31, 2014. During the twelve months ended December 31, 2013, we recognized a loss on early extinguishment of debt of $1.7 million.
Income Taxes. Our overall effective tax rate was (266.3)% for the year ended December 31, 2013 and (4.6)% for the same period in 2012. Our 2013 effective tax rate primarily reflects the reversal of a majority of our beginning of the year deferred tax asset valuation allowance as we determined during the year that we met the “more likely than not” realization criteria in accordance with ASC 740-10, Income Taxes (please see Note 16 to our Consolidated Financial Statements for more information). The effective rates are not reflective of our historical tax rate or our effective tax rate in future periods due to our deferred tax asset valuation allowance. We expect our 2014 effective tax rate to more closely reflect a combined federal and state rate of around 38% barring any changes in tax status and change in ability to recover remaining state tax loss carryforwards that did not meet the “more likely than not criteria.”
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
LIQUIDITY AND CAPITAL RESOURCES
Overview of Capital Resources and Liquidity
At December 31, 2013, we had $142.6 million of cash, cash equivalents and restricted cash, with $128.7 million of this amount comprised of unrestricted cash and cash equivalents, and we had $187.6 million available to draw under our Credit Facility, a three-year unsecured revolving credit facility. We entered into the Credit Facility on July 18, 2013 and it replaced the Prior Credit Facility that was scheduled to mature on December 31, 2014 (as more fully described in the “Notes Payable - Homebuilding” section below). We believe that our balance of unrestricted cash and available borrowing options, including availability under our Credit Facility, along with proceeds from home deliveries and other sources of liquidity, will be sufficient to fund currently anticipated working capital needs, investment in land and land development, construction of homes, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships, and we may choose to issue new debt and/or equity securities as management deems necessary.
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

At both December 31, 2013 and 2012, our ratio of net debt to net capital was 39%, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. The ratio reflects an increase in shareholder’s equity, primarily related to our net earnings, which included the reversal of a majority of our valuation allowance against our deferred tax assets, along with $54.6 million of additional paid in capital resulting from our issuance of 2.461 million of our common shares in March 2013, partially offset by the redemption of 2,000 of our Series A Preferred Shares during the second quarter of 2013 for $50.4 million and the increase in debt as a result of the issuance of our 2018 Convertible Senior Subordinated Notes. We believe that the ratio of net debt to net capital is useful in understanding the leverage employed in our operations and comparing us with other homebuilders.
Operating Cash Flow Activities
During 2013, we used $74.0 million of cash in our operating activities, compared to $47.0 million of cash used in our operating activities in 2012. As is typical in the homebuilding industry, our primary uses of cash in operating our business are for land purchases, land development expenditures, home construction, interest expense, selling expenses, and general and administrative expenses. The primary source of cash is revenues from home deliveries, along with revenues from our financial services operations.
The net increase of $27.0 million in cash used in operating activities during 2013 compared to 2012 was primarily due to a $82.8 million increase in the net change in total inventory, offset, in part, by an $28.6 million improvement in pretax income (as more fully described in the “Summary of Financial Results” section above) as well as favorable net changes of $17.2 million in accounts payable, $7.7 million in other liabilities and $3.3 million in accrued compensation.
Due to our debt and equity offerings in both the third quarter of 2012 and the first quarter of 2013, as well as our net earnings in 2013 and 2012, we had the flexibility to invest capital to grow our operations in 2013 while maintaining our net debt to net capital ratio. During 2013, we spent $216.8 million on land purchases and $106.8 million on land development, for total land spending of $323.6 million compared to total land spending of $195.2 million in 2012.
Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $400 million to $500 million on land purchases and land development in 2014. However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2014 compared with 2013 is driven primarily by our growth objectives and the ability of our divisions to contract for land in our markets on terms that meet our risk and return targets. In addition, we expect a larger portion of our land investment will continue to shift from developed lot purchases to land acquisition and development, which will result in increased inventory levels.
We have also continued to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have paid deposits and prepaid acquisition costs totaling $26.8 million as of December 31, 2013 as consideration for the right to purchase land and lots in the future, including the right to purchase $353.1 million of land and lots during 2014 through 2019.
Investing Cash Flow Activities
During 2013, we used $35.6 million of cash in investing activities, compared to generating $25.3 million of cash from investing activities in 2012. This $60.9 million increase in cash usage was primarily due to the net changes in restricted cash, which decreased $38.0 million in total from 2012. In 2012, restricted cash declined by $32.8 million, primarily as a result of an amendment to the Company's Prior Credit Facility in January 2012 that permitted the Company to release $25.0 million of restricted cash that had been pledged to the lenders under the Prior Credit Facility, whereas in 2013, restricted cash increased by $5.2 million, primarily consisting of homebuilding cash the Company pledged as collateral for additional letters of credit issued under our secured Letter of Credit Facilities. In addition, we increased our investment in unconsolidated joint ventures by $27.7 million during 2013 primarily due to joint development investments with other builders in two separate land developments in our Southern region.
Financing Cash Flow Activities
During the twelve months ended December 31, 2013, we generated $92.8 million of cash from our financing activities, compared to generating $107.4 million of cash during the twelve months ended December 31, 2012. This $14.6 million decrease in cash generated was primarily the result of an increase of $8.6 million in repayments of notes payable - other, a $3.3 million increase in repayments of bank borrowings within our financial services segment and a $3.7 million increase of dividends paid on our Series A Preferred Shares during 2013 compared with the same period in 2012. This is partially offset by the amount by which the proceeds from our issuances of common shares and convertible senior notes during 2013, partially offset by the redemption of 2,000 of our Series A Preferred Shares during the second quarter of 2013, exceeded the proceeds from our issuances of common shares, senior notes and convertible senior notes during 2012, partially offset by the repayment of senior notes during the second quarter of 2012.

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
Included in the table below is a summary of our available sources of cash from financing sources as of December 31, 2013:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2016	$—	$187,563
Notes payable – financial services (b)	3/28/2014	$80,029	$308

(a)
On July 18, 2013, we entered into the Credit Facility which replaced our Prior Credit Facility that was scheduled to mature on December 31, 2014. The available amount is computed in accordance with the borrowing base calculation under the Credit Facility, which totaled $334.2 million of availability at December 31, 2013, such that the full $200 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings and $12.4 million of letters of credit outstanding at December 31, 2013, leaving $187.6 million available. The commitment amount can be increased from $200 million up to $225 million in the aggregate, contingent on obtaining additional commitments from lenders. The Credit Facility has an expiration date of July 18, 2016.

(b)
The available amount is computed in accordance with the borrowing base calculations under M/I Financial's $100 million secured mortgage warehousing agreement as amended and restated on March 29, 2013 (the “MIF Mortgage Warehousing Agreement”) and M/I Financial's mortgage repurchase agreement dated November 13, 2012, as amended (the “MIF Mortgage Repurchase Facility”), each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements is $115 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 28, 2014 and the MIF Mortgage Repurchase Facility has an expiration date of November 5, 2014.

Notes Payable - Homebuilding.
Homebuilding Credit Facility. On July 18, 2013, the Company entered into the Credit Facility, which provides for an aggregate commitment amount of $200 million, including a $100 million sub-facility for letters of credit. In addition, the Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount of the Credit Facility up to $225 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Credit Facility matures on July 18, 2016. Borrowings under the Credit Facility are at the Alternate Base Rate plus 2.25% or at the Eurodollar Rate plus 3.25%.
The Credit Facility replaced the Prior Credit Facility that was scheduled to mature on December 31, 2014. The letters of credit that were outstanding under the Prior Credit Facility became outstanding letters of credit under the Credit Facility. The Company incurred no prepayment penalties in connection with the termination and replacement of the Prior Credit Facility.
Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. As of December 31, 2013, borrowing availability under the Credit Facility was $334.2 million in accordance with the borrowing base calculation, such that the the full $200 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings outstanding and $12.4 million of letters of credit outstanding under the Credit Facility at December 31, 2013, leaving net remaining borrowing availability of $187.6 million.
The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 18 to our Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries. The guarantors for the Credit Facility are the same subsidiaries that guarantee the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
The Credit Facility is governed by a Credit Agreement dated July 18, 2013. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants. The covenants, as more fully described and defined in the Credit Agreement, require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth, (2) a leverage ratio not in excess of 60%, and (3) as of the end of each fiscal quarter, either a minimum Interest Coverage Ratio of 1.5 to 1.0 or liquidity not less than the total amount of interest incurred during the period of twelve months ending on the last day of such fiscal quarter. In addition, the Credit Facility contains covenants that limit the amount of the Company's unsold owned land, secured indebtedness, and the number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures.

As of December 31, 2013, the Company was in compliance with all financial covenants of the Credit Facility. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of December 31, 2013:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$305.3	$461.5
Leverage Ratio	≤	0.60	0.38
Interest Coverage Ratio	≥	1.5 to 1.0	3.2 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$138.5	$24.6
Unsold Housing Units and Model Homes	≤	1,440	757
Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from June 1, 2014 to September 30, 2014. During the twelve months ended December 31, 2013, the Company extended the maturity dates of each of the Letter of Credit Facilities for an additional year, and increased the maximum available amount under one of the facilities from $8.0 million to $10.0 million. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 101% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letter of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.
The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $1.3 million was uncommitted at December 31, 2013 and could be withdrawn at any time. As of December 31, 2013, there was a total of $13.4 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $13.7 million of restricted cash.
Notes Payable - Financial Services
MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial, with a maximum borrowing availability of $100 million and an expiration date of March 28, 2014. The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $125 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.50%.
As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of March 28, 2014, but we cannot provide any assurance that we will be able to obtain such an extension.
The MIF Mortgage Warehousing Agreement is secured by certain mortgage loans originated by M/I Financial and that are being “warehoused” prior to their sale to investors. The MIF Mortgage Warehousing Agreement provides for limits with respect to certain loan types that can secure outstanding borrowings. There are currently no guarantors of the MIF Mortgage Warehousing Agreement, although M/I Financial may, at its election, designate from time to time any one or more of its subsidiaries as guarantors.
As of December 31, 2013, there was $68.2 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all financial covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial's compliance with such covenants as of December 31, 2013:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	6.5 to 1.0
Liquidity	≥	$5.0	$13.9
Adjusted Net Income	>	$0.0	$6.8
Tangible Net Worth	≥	$10.0	$13.8

MIF Mortgage Repurchase Facility. In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity.
The MIF Mortgage Repurchase Facility, as amended on November 6, 2013, has an expiration date of November 5, 2014 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are substantially similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of December 31, 2013, there was $11.9 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all financial covenants as of December 31, 2013.
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
The Company may redeem all or any portion of the 2018 Senior Notes on or after November 15, 2014 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.313% of the principal amount outstanding, but will decline to 102.156% of the principal amount outstanding if redeemed during the 12-month period beginning on November 15, 2015, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after November 15, 2016, but prior to maturity.
The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of December 31, 2013, the Company was in compliance with all terms, conditions, and financial covenants under the indenture.
The “restricted payments basket,” as defined in the indenture, is equal to $40 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010 and excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. At December 31, 2013, our restricted payments basket had a positive balance of $132.7 million. As a result, we are permitted to make Investments (in addition to Permitted Investments) and/or to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance. See “- Preferred Shares” below for more information.
Weighted Average Borrowings. In 2013 and 2012, our weighted average borrowings outstanding were $389.7 million and $291.8 million, respectively, with a weighted average interest rate of 7.61% and 8.83%, respectively. The increase in our weighted average borrowings related to the issuance of $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes in the third quarter of 2012 and the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013. The decline in our weighted average interest rate related to the addition of our two convertible debt issuances, which have significantly lower interest rates compared to our other debt outstanding in those periods.
At December 31, 2013, we had no outstanding borrowings under the Credit Facility nor did we borrow under the Credit Facility during 2013. Based on our current anticipated spending on land acquisition and development in 2014, and associated increases in our investment in inventory, including land and houses under construction, we expect to borrow under the Credit Facility during 2014, with the estimated peak amount outstanding anticipated to be approximately $75 million. The actual amount borrowed in 2014 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home closings, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.
There were $12.4 million of letters of credit issued and outstanding under the Credit Facility at December 31, 2013. During 2013, the average daily amount of letters of credit outstanding under the Credit Facility was $14.9 million and the maximum amount of letters of credit outstanding under the Credit Facility was $17.3 million.
At December 31, 2013, M/I Financial had $68.2 million outstanding under the MIF Mortgage Warehousing Agreement.  During 2013, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $19.1 million and the maximum amount outstanding under the MIF Mortgage Warehousing Agreement was $68.2 million.
At December 31, 2013, M/I Financial had $11.9 million outstanding under the MIF Mortgage Repurchase Facility.  During 2013, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $4.7 million and the maximum amount outstanding was $12.1 million.
Preferred Shares. On March 15, 2007, we issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate, for net proceeds of $96.3 million. The Series A Preferred Shares have a liquidation preference equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the date of final distribution). Dividends on the Series A Preferred Shares are non-cumulative and, if declared by us, are paid at an annual rate of 9.75%. Dividends are payable quarterly in arrears, if declared by us, on March 15, June 15, September 15 and December 15. If there is a change of control of the Company and if the Company's corporate credit rating is withdrawn or downgraded to a certain level (together constituting a “change of control event”), the dividends on the Series A Preferred Shares will increase to 10.75% per year. We may redeem the Series A Preferred Shares in whole or in part (provided, that any redemption that would reduce the aggregate liquidation preference of the Series A Preferred Shares below $25 million in the aggregate would be restricted to a redemption in whole only) at any time or from time to time at a cash redemption price equal to $25 per depositary share (plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) for the then current quarterly dividend period accrued to but excluding the redemption date). Holders of the Series A Preferred Shares have no right to require redemption of the Series A Preferred Shares. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund provisions, are not convertible into any other securities, and will remain outstanding indefinitely unless redeemed by us. Holders of the Series A Preferred Shares have no voting rights, except with respect to those specified matters set forth in the Company's Amended and Restated Articles of Incorporation or as otherwise required by applicable Ohio law, and no preemptive rights. The outstanding depositary shares are listed on the New York Stock Exchange under the trading symbol “MHO-PrA”. There is no separate public trading market for the Series A Preferred Shares except as represented by the depositary shares.
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $132.7 million at December 31, 2013. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. On April 10, 2013, we redeemed 2,000 of our outstanding Series A Preferred Shares for $50.4 million in cash. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in the second, third and fourth quarters of 2013 (for aggregate dividend payments of $3.7 million). The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Universal Shelf Registration. In October 2013, the Company filed a $400 million universal shelf registration statement with the SEC, which registration statement became effective on December 20, 2013. Pursuant to the registration statement, the Company may, from time to time, offer debt securities, common shares, preferred shares, depositary shares, warrants to purchase debt securities, common shares, preferred shares, depositary shares or units of two or more of those securities, rights to purchase debt securities, common shares, preferred shares or depositary shares, stock purchase contracts and units. The timing and amount of offerings, if any, will depend on market and general business conditions.

CONTRACTUAL OBLIGATIONS
Included in the table below is a summary, as of December 31, 2013, of future amounts payable under the Company's contractual obligations:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 years
Notes payable bank – financial services (a)	$80,107	$80,107	$—	$—	$—
Notes payable - other (including interest)	9,165	2,040	2,198	4,066	861
Senior notes (including interest)	329,188	19,838	39,675	269,675	—
Convertible senior subordinated notes (including interest)	162,869	4,456	8,913	149,500	—
Obligation for consolidated inventory not owned (b)	1,775	1,775	—	—	—
Operating leases	14,455	3,313	5,412	4,339	1,391
Purchase obligations (c)	204,562	204,562	—	—	—
Land option agreements (d)	—	—	—	—	—
Unrecognized tax benefits (e)	—	—	—	—	—
Total	$802,121	$316,091	$56,198	$427,580	$2,252

(a)
Borrowings under the MIF Mortgage Warehousing Agreement are at the greater of the floating LIBOR rate plus 275 basis points or 3.5%.  Borrowings under the MIF Mortgage Repurchase Facility are at the floating LIBOR rate plus 275 or 300 basis points, depending on the loan type. Total borrowings outstanding under both agreements at December 31, 2013 had a weighted average interest rate of 3.5%.  Interest payments by period will be based upon the outstanding borrowings and the applicable interest rate(s) in effect.  The above amounts do not reflect interest due and payable at December 31, 2013.

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

(c)
As of December 31, 2013, the Company had obligations with certain subcontractors and suppliers of raw materials in the ordinary course of business to meet the commitment to deliver 1,280 homes with an aggregate sales price of $408.0 million.  Based on our current housing gross margin, excluding the charge for impairment of inventory, less variable selling costs, less payments to date on homes in backlog, we estimate payments totaling approximately $204.6 million to be made in 2014 relating to those homes.

(d)
As of December 31, 2013, the Company had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $353.1 million.  Purchase of properties is generally contingent upon satisfaction of certain requirements by the Company and the sellers and therefore the timing of payments under these agreements is not determinable.  The Company has no specific performance obligations with respect to these agreements.

(e)
We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions.  As of December 31, 2013, we had no unrecognized tax benefits due to the lapse of the statue of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change.

OFF-BALANCE SHEET ARRANGEMENTS
Reference is made to Notes 1, 7, 8, and 9 in the accompanying Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
(Dollars in thousands)
Revenue	$336,307	$275,195	$234,553	$190,727
Unit data:
New contracts	793	869	1,078	1,047
Homes delivered	1,120	937	788	627
Backlog at end of period	1,280	1,607	1,675	1,385

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
(Dollars in thousands)
Revenue	$250,911	$208,875	$170,994	$131,125
Unit data:
New contracts	673	757	826	764
Homes delivered	887	746	625	507
Backlog at end of period	965	1,179	1,168	933

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
Interest Rate Lock Commitments: Interest rate lock commitments (“IRLCs”) are extended to certain homebuying customers who have applied for a mortgage loan and meet certain defined credit and underwriting criteria. Typically, the IRLCs will have a duration of less than six months; however, in certain markets, the duration could extend to twelve months.
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
The table below shows the notional amounts of our financial instruments at December 31, 2013 and 2012:

	December 31,
Description of financial instrument (in thousands)	2013	2012
Best-effort contracts and related committed IRLCs	$2,494,000	$1,184,000
Uncommitted IRLCs	49,710,000	25,854,000
FMBSs related to uncommitted IRLCs	48,000,000	26,000,000
Best-effort contracts and related mortgage loans held for sale	63,386,000	25,441,000
FMBSs related to mortgage loans held for sale	20,000,000	44,000,000
Mortgage loans held for sale covered by FMBSs	19,884,000	44,524,000

The table below shows the measurement of assets and liabilities at December 31, 2013 and 2012:

	December 31,
Description of Financial Instrument (in thousands)	2013	2012
Mortgage loans held for sale	$81,810,000	$71,121
Forward sales of mortgage-backed securities	745,000	253,000
Interest rate lock commitments	(319,000)	1,000
Best-efforts contracts	479,000	(3,000)
Total	$82,715,000	$71,372,000

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Description (in thousands)	2013	2012	2011
Mortgage loans held for sale	$(2,094,000)	$(1,494,000)	3,065,000
Forward sales of mortgage-backed securities	492,000	723,000	(591,000)
Interest rate lock commitments	(320,000)	(357,000)	366,000
Best-efforts contracts	482,000	128,000	(436,000)
Total (loss) gain recognized	$(1,440,000)	$(1,000,000)	$2,404,000

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2013:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	12/31/2013
ASSETS:
Mortgage loans held for sale:
Fixed rate	$83,257	—	—	—	—	—	$83,257	$78,357
Weighted average interest rate	4.21%	—	—	—	—	—	4.21%
Variable rate	$3,613	—	—	—	—	—	$3,613	$3,453
Weighted average interest rate	3.24%	—	—	—	—	—	3.24%

LIABILITIES:
Long-term debt — fixed rate	152	182	242	$57,803	$316,614	$887	$375,880	$421,014
Weighted average interest rate	3	3.37	3.37	3.25%	7.07%	3.37%	6.48%
Short-term debt — variable rate	$80,029	—	—	—	—	—	$80,029	$80,029
Weighted average interest rate	3.53%	—	—	—	—	—	3.53%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of M/I Homes, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 28, 2014

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except per share amounts)	2013	2012	2011

Revenue	$1,036,782	$761,905	$566,424
Costs and expenses:
Land and housing	824,508	610,540	467,130
Impairment of inventory and investment in unconsolidated joint ventures	5,805	3,502	21,993
General and administrative	79,494	62,627	52,664
Selling	68,282	56,406	43,534
Equity in income of unconsolidated joint ventures	(306)	—	—
Interest	15,938	16,071	15,005
Loss on early extinguishment of debt	1,726	—	—
Total costs and expenses	995,447	749,146	600,326

Income (loss) before income taxes	41,335	12,759	(33,902)

Benefit from income taxes	(110,088)	(588)	(25)

Net income (loss)	$151,423	$13,347	$(33,877)

Preferred dividends	3,656	—	—
Excess of fair value over book value of preferred shares redeemed	2,190	—	—

Net income (loss) to common shareholders	$145,577	$13,347	$(33,877)

Earnings (loss) per common share:
Basic	$6.11	$0.68	$(1.81)
Diluted	$5.24	$0.67	$(1.81)

Weighted average shares outstanding:
Basic	23,822	19,651	18,698
Diluted	28,763	19,891	18,698

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2013	2012

ASSETS:
Cash and cash equivalents	$128,725	$145,498
Restricted cash	13,902	8,680
Mortgage loans held for sale	81,810	71,121
Inventory	690,934	556,817
Property and equipment - net	10,536	10,439
Investment in unconsolidated joint ventures	35,266	11,732
Deferred income taxes, net of valuation allowance of $9.3 million and $135.7 million at December 31, 2013 and 2012, respectively	110,911	—
Other assets	38,092	27,013
TOTAL ASSETS	$1,110,176	$831,300

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$70,226	$47,690
Customer deposits	11,262	10,239
Other liabilities	71,341	49,972
Community development district ("CDD") obligations	3,130	4,634
Obligation for consolidated inventory not owned	1,775	19,105
Notes payable bank - financial services operations	80,029	67,957
Notes payable - other	7,790	11,105
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	—
Senior notes	228,070	227,670
TOTAL LIABILITIES	617,373	495,872

Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 and 4,000 shares issued at December 31, 2013 and 2012, respectively; 2,000 and 4,000 shares outstanding as of December 31, 2013 and 2012, respectively	48,163	96,325
Common shares - $.01 par value; authorized 38,000,000 shares; issued 27,092,723 and 24,631,723 shares at December 31, 2013 and 2012, respectively	271	246
Additional paid-in capital	236,060	180,289
Retained earnings	262,625	117,048
Treasury shares - at cost - 2,734,780 and 2,944,470 shares at December 31, 2013 and 2012, respectively	(54,316)	(58,480)
TOTAL SHAREHOLDERS' EQUITY	492,803	335,428
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,110,176	$831,300
See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2010	4,000	$96,325	18,524,335	$221	$140,418	$137,578	$(71,051)	$303,491
Net loss	—	—	—	—	—	(33,877)	—	(33,877)
Excess tax benefit from stock-based payment arrangements	—	—	—	—	233	—	—	233
Stock options exercised	—	—	190,090	—	(2,275)	—	3,775	1,500
Stock-based compensation expense	—	—	—	—	1,866	—	—	1,866
Deferral of executive and director compensation	—	—	—	—	137	—	—	137
Executive and director deferred compensation distributions	—	—	21,932	—	(436)	—	436	—
Balance at December 31, 2011	4,000	$96,325	18,736,357	$221	$139,943	$103,701	$(66,840)	$273,350
Net income	—	—	—	—	—	13,347	—	13,347
Common share issuance	—	—	2,530,000	25	42,060	—	—	42,085
Stock options exercised	—	—	378,674	—	(2,759)	—	7,521	4,762
Stock-based compensation expense	—	—	—	—	1,734	—	—	1,734
Deferral of executive and director compensation	—	—	—	—	150	—	—	150
Executive and director deferred compensation distributions	—	—	42,222	—	(839)	—	839	—
Balance at December 31, 2012	4,000	$96,325	21,687,253	$246	$180,289	$117,048	$(58,480)	$335,428
Net income	—	—	—	—	—	151,423	—	151,423
Fair value over carrying value of preferred shares redeemed	—	2,190	—	—	—	(2,190)	—	—
Dividends to shareholders, $609.375 per preferred share	—	—	—	—	—	(3,656)	—	(3,656)
Common share issuance	—	—	2,461,000	25	54,592	—	—	54,617
Preferred shares redeemed	(2,000)	(50,352)	—	—	—	—	—	(50,352)
Stock options exercised	—	—	184,832	—	(1,031)	—	3,671	2,640
Stock-based compensation expense	—	—	—	—	2,344	—	—	2,344
Deferral of executive and director compensation	—	—	—	—	359	—	—	359
Executive and director deferred compensation distributions	—	—	24,858	—	(493)	—	493	—
Balance at December 31, 2013	2,000	$48,163	24,357,943	$271	$236,060	$262,625	$(54,316)	$492,803

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$151,423	$13,347	$(33,877)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	5,805	3,368	21,938
Impairment of investment in unconsolidated joint ventures	—	390	1,029
Equity in income of unconsolidated joint ventures	(306)	—	—
Bargain purchase gain	—	(1,219)	—
Mortgage loan originations	(627,509)	(520,708)	(376,132)
Proceeds from the sale of mortgage loans	614,726	505,368	365,234
Fair value adjustment of mortgage loans held for sale	2,094	1,494	(3,065)
Depreciation	4,973	7,158	5,114
Amortization of intangibles, debt discount and debt issue costs	3,338	2,584	2,460
Loss on early extinguishment of debt, including transaction costs	1,726	—	—
Stock-based compensation expense	2,344	1,734	1,866
Deferred income tax benefit (expense)	15,547	5,076	(12,950)
Deferred tax asset valuation allowances	(126,458)	(5,076)	12,950
Change in assets and liabilities:
Cash held in escrow	(37)	(125)	3,155
Inventory	(156,708)	(73,874)	(33,014)
Other assets	(10,219)	(8,460)	1,291
Accounts payable	22,536	5,358	11,503
Customer deposits	1,023	5,867	1,118
Accrued compensation	9,753	6,421	(123)
Other liabilities	11,975	4,302	(2,458)
Net cash used in operating activities	(73,974)	(46,995)	(33,961)

INVESTING ACTIVITIES:
Change in restricted cash	(5,185)	32,779	(2,566)
Purchase of property and equipment	(2,382)	(933)	(1,352)
Acquisition, net of cash acquired	—	(4,707)	(4,654)
Return of capital from unconsolidated joint ventures	1,522	—	—
Investment in unconsolidated joint ventures	(29,509)	(1,817)	(752)
Net cash (used in) provided by investing activities	(35,554)	25,322	(9,324)

FINANCING ACTIVITIES:
Repayment of senior notes, including transaction costs	—	(41,443)	—
Net proceeds from issuance of senior notes	—	29,700	—
Proceeds from issuance of convertible senior subordinated notes due 2017	—	57,500	—
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—	—
Proceeds from bank borrowings - net	12,072	15,351	20,409
(Principal repayments of) proceeds from notes payable-other and CDD bond obligations	(3,315)	5,304	(52)
Dividends paid on preferred shares	(3,656)	—	—
Net proceeds from issuance of common shares	54,617	42,085	—
Redemption of preferred shares	(50,352)	—	—
Debt issue costs	(5,501)	(5,881)	(220)
Proceeds from exercise of stock options	2,640	4,762	1,500
Excess tax deficiency from stock-based payment arrangements	—	—	233
Net cash provided by financing activities	92,755	107,378	21,870
Net (decrease) increase in cash and cash equivalents	(16,773)	85,705	(21,415)
Cash and cash equivalents balance at beginning of period	145,498	59,793	81,208
Cash and cash equivalents balance at end of period	$128,725	$145,498	$59,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$11,834	$13,083	$12,756
Income taxes	$765	$281	$(372)

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,504)	$(1,349)	$(1,129)
Consolidated inventory not owned	$(17,330)	$16,161	$2,476
Distribution of single-family lots from unconsolidated joint ventures	$4,800	$—	$—
Contingent consideration related to acquisition	$—	$—	$329

See Notes to Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies
Business.  M/I Homes, Inc. and its subsidiaries (the “Company” or “we”) is engaged primarily in the construction and sale of single-family residential property in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.  The Company designs, sells and builds single-family homes on developed lots, which it develops or purchases ready for home construction.  The Company also purchases undeveloped land to develop into developed lots for future construction of single-family homes and, on a limited basis, for sale to others.  Our homebuilding operations operate across three geographic regions in the United States.  Within these regions, our operations have similar economic characteristics; therefore, they have been aggregated into three reportable homebuilding segments: Midwest homebuilding, Southern homebuilding and Mid-Atlantic homebuilding.
The Company conducts mortgage financing activities through its 100%-owned subsidiary, M/I Financial, LLC (“M/I Financial”), which originates mortgage loans primarily for purchasers of the Company’s homes.  The loans and the servicing rights are generally sold to outside mortgage lenders.  The Company and M/I Financial also operate 100%- and majority-owned subsidiaries that provide title services to purchasers of the Company’s homes.  Our mortgage banking and title service activities have similar economic characteristics; therefore, they have been aggregated into one reportable segment, the financial services segment. On February 1, 2014, M/I Financial Corp. was converted from an Ohio corporation to an Ohio limited liability company and its name was changed to M/I Financial, LLC. Further details relating to this change are included in Note 20 to our Consolidated Financial Statements.
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
Cash and Cash Equivalents.  Liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents. Amounts in transit from title companies for homes delivered of approximately $18.4 million and $6.7 million are included in cash and cash equivalents at December 31, 2013 and 2012, respectively. M/I Financial held $15.3 million and $19.1 million of the Company's cash and cash equivalents at December 31, 2013 and 2012.
Restricted Cash. At December 31, 2013 and 2012, restricted cash consists primarily of amounts held in restricted accounts as collateral for our letter of credit arrangements of $13.9 million and $8.7 million respectively. The aggregate capacity of these secured letters of credit is approximately $20.0 million.
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
These and other market factors that may impact project assumptions are considered by personnel in our homebuilding divisions as they prepare or update the forecasts for each community. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ between communities, even within a given sub-market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace or a reduction in base house costs. Changes in our key assumptions, including estimated average selling price, construction and development costs, absorption pace (reflecting any product mix change strategies implemented or to be implemented), selling strategies, alternative land uses (including disposition of all or a portion of the land owned), or discount rates, could materially impact future cash flow and fair value estimates.
As of December 31, 2013, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of both December 31, 2013 and December 31, 2012, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.
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
In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, which include the impact of short sales, if any, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales prices realized in its most recent quarters and the sales prices in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models, assuming no increase in weighted average sales price in 2014, an increase ranging from 2% to 4% in 2015 and 2016, and a 2% increase in 2017 and beyond.
In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors, adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates. The Company anticipates no increase in assumed weighted average costs in 2014, an increase ranging from 2% to 4% in 2015 and 2016, and a 2% increase in 2017 and beyond.
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

Capitalized Interest.  The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to a third party.  The summary of capitalized interest for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Capitalized interest, beginning of period	$15,376	$18,869	$20,075
Interest capitalized to inventory	13,601	9,975	9,743
Capitalized interest charged to cost of sales	(15,175)	(13,468)	(10,949)
Capitalized interest, end of year	$13,802	$15,376	$18,869

Interest incurred	$29,539	$26,046	$24,748
Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During 2013, we increased our total investment in such joint venture arrangements by $23.6 million from $11.7 million at December 31, 2012 to $35.3 million at December 31, 2013, primarily due to joint investments with other builders in two separate land developments in our Southern region.
For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company's ownership in these LLCs as of December 31, 2013 ranged from 25% to 61% compared to 33% to 50% as of December 31, 2012. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810-10”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE.
As of December 31, 2013 and December 31, 2012, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over any of the LLCs, including our VIE, as we do not have the ability to control the activities that most significantly impact their economic performance. As a result, we are not required to consolidate any of the LLCs into our financial statements and we instead record the LLCs in Investment in Unconsolidated Joint Ventures on our Consolidated Balance Sheets.
We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 810-10 to determine whether we are the primary beneficiary of the VIE, if applicable, using an analysis similar to that described above. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our Consolidated Financial Statements. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Consolidated Balance Sheets. At both December 31, 2013 and 2012, we were not required to consolidate any of our option or purchase agreements.
Investment in Unconsolidated Joint Ventures. We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated entities' earnings or loss, if any, is included in our Consolidated Statements of Operations. We evaluate our investments in unconsolidated joint ventures for impairment at least quarterly as described below.
If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the unconsolidated joint venture, the timing of distribution of lots to the Company from the unconsolidated joint venture, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in unconsolidated joint ventures, the Company evaluates the projected cash flows associated with each unconsolidated joint venture. As of both December 31, 2013 and December 31, 2012, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated joint ventures. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the unconsolidated joint venture for a period of time sufficient to allow for any anticipated recovery in market value. We believe that the Company's maximum exposure related to its investment in these unconsolidated joint ventures as of December 31, 2013 is the amount invested of $35.3 million (in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Further details relating to our unconsolidated joint ventures are included in Note 7 to our Consolidated Financial Statements.
Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period; however, due to the passage of time, change in market conditions, and/or changes in management's intentions with respect to the inventory, a change in assumptions could result and impairment could occur.
Consolidated Inventory Not Owned and Related Obligation. At December 31, 2013, Consolidated Inventory Not Owned was $1.8 million, all of which related to specific performance obligations. At December 31, 2012, Consolidated Inventory Not Owned included $19.1 million under options contracts that were deemed to be VIEs and where we were considered the primary beneficiary of the VIE. Of this balance, $2.6 million related to specific performance obligations. At December 31, 2013 and 2012, the corresponding liability of $1.8 million and $19.1 million, respectively, has been classified as Obligation for Consolidated Inventory Not Owned on the Consolidated Balance Sheets.
Property and Equipment-net. The Company records property and equipment at cost and subsequently depreciates the assets using both straight-line and accelerated methods.  Following are the major classes of depreciable assets and their estimated useful lives:

	Year Ended December 31,
	2013	2012
Land, building and improvements	$11,823	$11,823
Office furnishings, leasehold improvements, computer equipment and computer software	22,563	22,419
Transportation and construction equipment	163	169
Property and equipment	34,549	34,411
Accumulated depreciation	(24,013)	(23,972)
Property and equipment, net	$10,536	$10,439

Estimated Useful Lives
Building and improvements	35 years
Office furnishings, leasehold improvements, computer equipment and computer software	3-7 years
Transportation and construction equipment	5-7 years
Depreciation expense was $2.2 million, $4.8 million and $3.5 million in 2013, 2012 and 2011, respectively.
Notes Receivable. In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers, other real estate investors or, in some cases, affiliated unconsolidated LLCs. We consider the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, we assess the need for an allowance on an individual basis. Factors considered as part of this assessment include the counterparty's payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty's financial condition and plans, and the current and expected economic environment. Such receivables are reported net of allowance for credit losses within other assets. Such receivables are generally reported in Other Assets in our Consolidated Balance Sheets. At December 31, 2013, Other Assets included notes receivable totaling $3.2 million with interest rates of 2% and 12%, both maturing in 2015. At December 31, 2012, Other Assets included notes receivable totaling $8.8 million, with interest rates ranging from 0% to 12% and maturities from 2013 to 2030. With respect to the balance at both December 31, 2013 and 2012, $2.5 million was from an affiliated unconsolidated joint venture.
Deferred Costs. At December 31, 2013 and 2012, unamortized debt issue costs of $9.9 million and $9.1 million, respectively, are included in Other Assets on the Consolidated Balance Sheets. The costs are primarily amortized to interest expense using the straight line method, which approximates the effective interest method.
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

•	Home Builder’s Limited Warranty (“HBLW”); and

•	30-year or 10-year transferable structural warranty
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
While we believe that our warranty reserves are sufficient to cover our projected costs, there can be no assurances that historical data and trends will accurately predict our actual warranty costs. At December 31, 2013 and 2012, warranty reserves of $12.3 million and $10.4 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
Self-insurance reserves. Self-insurance reserves are made for estimated liabilities associated with employee health care, workers' compensation, and general liability insurance. For 2013, our self-insurance limit for employee health care was $250,000 per claim per year, with stop loss insurance covering amounts in excess of $250,000. Our workers’ compensation claims are insured by a third party and carry a deductible of $250,000 per claim, except for claims made in the state of Ohio where the Company is self-insured. Our self-insurance limit for Ohio workers’ compensation is $500,000 per claim, with stop loss insurance covering all amounts in excess of this limit. The reserves related to employee health care and workers' compensation are based on historical experience and open case reserves. Our general liability claims are insured by a third party; the Company generally has a $7.5 million completed operations/construction defect deductible per occurrence by division and a $15.0 million deductible in the aggregate, with a $250,000 deductible for all other types of claims. The Company records a general liability reserve for claims falling below the Company's deductible. The general liability reserve estimate is based on an actuarial evaluation of our past history of claims, other industry specific factors and specific event analysis. At December 31, 2013 and 2012, self-insurance reserves of $1.0 million and $1.2 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets. The Company recorded expenses totaling $5.4 million, $4.0 million and $3.1 million, respectively, for all self-insured and general liability claims during the years ended December 31, 2013, 2012 and 2011.
Guarantees and Indemnities. Guarantee and indemnity liabilities are established by charging the applicable income statement or balance sheet line, depending on the nature of the guarantee or indemnity, and crediting a liability.  M/I Financial provides a limited-life guarantee on loans sold to certain third parties and estimates its actual liability related to the guarantee and any indemnities subsequently provided to the purchaser of the loans in lieu of loan repurchase based on historical loss experience.  Actual future costs associated with loans guaranteed or indemnified could differ materially from our current estimated amounts.  The Company has also provided certain other guarantees and indemnifications in connection with the purchase and development of land, including environmental indemnifications, and guarantees of the completion of land development.  The Company estimates these liabilities based on the estimated cost of insurance coverage or estimated cost of acquiring a bond in the amount of the exposure.  Actual future costs associated with these guarantees and indemnifications could differ materially from our current estimated amounts. At December 31, 2013 and 2012, guarantees and indemnifications of $3.5 million and $3.4 million, respectively, are included in Other Liabilities on the Consolidated Balance Sheets.
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
Segment Information.  Our reportable business segments consist of Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding, and financial services.  Our homebuilding operations derive a majority of their revenue from constructing single-family homes in thirteen markets in the United States.  Our operations in the thirteen markets each individually represent an operating segment.  Due to similar economic characteristics within the homebuilding operations, the Company has aggregated the operating segments into three regions that represent the reportable homebuilding segments.  The financial services segment generates revenue by originating and selling mortgages, and by collecting fees for title and insurance services.
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
Revenue related to all other home closings initially funded by our 100%-owned subsidiary, M/I Financial, is recorded on the date that M/I Financial sells the loan to a third-party investor, because the receivable from the third-party investor is not subject to future subordination, and the Company has transferred to this investor the usual risks and rewards of ownership that is in substance a sale and does not have a substantial continuing involvement with the home.
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
We recognize the majority of the revenue associated with our mortgage loan operations when the mortgage loans and/or related servicing rights are sold to third party investors. The revenue recognized is reduced by the fair value of the related guarantee provided to the investor. The fair value of the guarantee is recognized in revenue when the Company is released from its obligation under the guarantee. Generally, all of the financial services mortgage loans and related servicing rights are sold to third party investors within two to three weeks of origination. M/I Financial began retaining a small portion of mortgage loan servicing rights during 2012 and increased the amount in 2013. As of December 31, 2013, we retained mortgage servicing rights of 2,080 loans for a total value of $5.8 million. We recognize financial services revenue associated with our title operations as homes are closed, closing services are rendered, and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the underwriting risk associated with title insurance policies is transferred to third-party insurers.
Advertising and Research and Development.  The Company expenses advertising, and research and development costs as incurred.  The Company expensed $5.8 million, $5.4 million and $4.9 million in 2013, 2012 and 2011, respectively, for advertising expenses.  The Company expensed $3.6 million, $2.4 million and $2.5 million in 2013, 2012 and 2011, respectively, for research and development expenses.
Income Taxes. The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on future tax consequences attributable to (1) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and (2) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
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
During 2013, the Company concluded based on its analysis of positive and negative evidence, that the objective positive evidence outweighed the negative evidence and that the Company will more likely than not realize a majority of its deferred tax assets. As a result of such determination, the Company reversed a majority of its deferred tax asset in 2013, retaining a $9.3 million valuation allowance for certain state jurisdictions which have a shorter NOL carryforward utilization period or a large NOL carryforward relative to their current earnings. In future periods, the remaining valuation allowance for these state jurisdictions will be evaluated to determine if sufficient positive evidence and/or various tax planning strategies indicates that it is more likely than not that an additional portion of the underlying state NOL carryforwards will be realized.
At December 31, 2013, the Company's total deferred tax assets were $121.3 million, which, inclusive of our valuation allowance, results in a deferred tax asset of $112.0 million. The $112.0 million total deferred tax asset after valuation allowance is offset by $1.1 million of total deferred tax liabilities for a $110.9 million net deferred tax asset. The $110.9 million net deferred tax asset is reported on the Company's consolidated balance sheets, net of a $9.3 million valuation allowance. Please refer to Note 16 of our Consolidated Financial Statements for further details.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. We did not incur any interest or penalties in 2013 or 2012 because our provision for unrecognized tax benefits was reversed in the first quarter of 2012 as either the statute of limitations lapsed or audits were completed and the reserve was no longer necessary.
Earnings Per Share.  Basic earnings per share is calculated by dividing income attributable to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to the potential dilution that could occur if securities or contracts to issue our common shares that are dilutive were exercised or converted into common shares or resulted in the issuance of common shares that then shared our earnings. In period of net losses, no dilution is computed. Please see Note 15 to our Consolidated Financial Statements for more information regarding our earnings per share calculation.
Profit Sharing.  The Company has a deferred profit-sharing plan that covers substantially all Company employees and permits participants to make contributions to the plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Company contributions to the plan are made at the discretion of the Company’s board of directors and resulted in a $0.8 million, $0.6 million and $0.4 million expense for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Reclassifications.  Certain amounts in our 2011 Summarized Unaudited Condensed Combined Balance Sheet for our unconsolidated joint ventures in Note 7 of our Consolidated Financial Statements were adjusted to conform to our 2013 and 2012 presentation. The Company believes these reclassifications are immaterial to the Consolidated Financial Statements. The Company reclassified certain amounts presented in the Supplemental Condensed Consolidating Balance Sheet for the period ended December 31, 2012 and the Supplemental Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2012 and 2011 included in Note 18.

The Company believes these reclassifications are immaterial to the supplemental Condensed Consolidating Financial Statements, which are presented as supplemental information. These reclassifications do not affect the Company's Consolidated Financial Statements for either period.
Land Option Agreements.  In the ordinary course of business, the Company enters into land option agreements in order to secure land for the construction of homes in the future.  Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices.  Because the entities holding the land under the option agreement may meet the criteria for VIEs, the Company evaluates all land option agreements to determine if it is necessary to consolidate any of these entities.  Other than as described above in “Consolidated Inventory Not Owned,” the Company currently believes that its maximum exposure as of December 31, 2013 related to our land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $26.8 million, including cash deposits of $14.4 million, prepaid acquisition costs of $4.9 million and letters of credit of $7.5 million.
Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of December 31, 2013, the Company had outstanding $91.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through February 2018.  Included in this total are: (1) $62.2 million of performance and maintenance bonds and $12.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.2 million of financial letters of credit; and (3) $3.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
Impact of New Accounting Standards. In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-01: Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 amended ASU 2011-11 and will enhance disclosures required by the United States Generally Accepted Accounting Principles (“U.S. GAAP”) by requiring additional information about financial and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and for interim periods within those annual periods. The Company adopted this standard on January 1, 2013, and the adoption did not have a material impact on its Consolidated Financial Statements.
In April 2013, the FASB issued ASU No. 2013-04: Liabilities (“ASU 2013-04”), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for us beginning January 1, 2014. The Company does not anticipate the adoption of this guidance will have a material impact on its Consolidated Financial Statements or disclosures.
In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 are intended to end inconsistent practices regarding the presentation of unrecognized tax benefits on the balance sheet. An entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and for interim periods within those annual periods. Early adoption and retrospective application are permitted. The Company does not anticipate the adoption of this guidance will have a material impact on its Consolidated Financial Statements or disclosures.
Note 2. Stock-Based and Deferred Compensation
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
Following is a summary of stock option activity for the year ended December 31, 2013, relating to the stock options awarded under the 2009 LTIP and the 1993 Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (a) (In thousands)
Options outstanding at December 31, 2012	1,784,209	$24.17	5.59	$14,495
Granted	367,250	23.66
Exercised	(184,832)	14.15
Forfeited	(64,950)	27.90
Options outstanding at December 31, 2013	1,901,677	$24.91	5.58	$11,918
Options vested or expected to vest at December 31, 2013	1,915,574	$24.72	5.54	$12,314
Options exercisable at December 31, 2013	1,303,547	$26.58	4.28	$7,697

(a)Intrinsic value is defined as the amount by which the fair value of the underlying common shares exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.2 million, $2.6 million and$1.1 million, respectively.
The fair value of our five-year service stock options granted during the years ended December 31, 2013, 2012 and 2011 was established at the date of grant using the Black-Scholes pricing model, with the weighted average assumptions as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.88%	0.82%	2.39%
Expected volatility	56.70%	53.08%	48.00%
Expected term (in years)	5.5	5.5	5.5
Weighted average grant date fair value of options granted during the period	$11.97	$5.85	$6.58
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
Total compensation expense that has been charged against income relating to the 2009 LTIP and the 1993 Plan was $2.3 million, $1.7 million, and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, there was a total of $5.6 million of unrecognized compensation expense related to unvested stock option awards that will be recognized as compensation expense as the awards vest over a weighted average period of 2.2 years for the service awards.  There were no excess tax benefits from stock-based payment arrangements for both years ended December 31, 2013 and 2012, and $0.2 million of excess tax deficiency from stock-based payment arrangements for the year ended December 31, 2011.
On May 5, 2009, the Company’s board of directors terminated the M/I Homes, Inc. 2006 Director Equity Incentive Plan (the “Director Equity Plan”).  Awards outstanding under the Director Equity Plan remain in effect in accordance with their respective terms.  At December 31, 2013, there were 16,110 units outstanding under the Director Equity Plan with a value of $0.5 million.
In May 2013, the Company awarded 10,500 stock units under the 2009 LTIP to the Company's non-employee directors.  One stock unit is the equivalent of one common share.  Stock units and the related dividends will be converted to common shares upon termination of service as a director.  These stock units vest immediately; therefore, compensation expense relating to the stock units issued in May 2013 was recognized entirely on the grant date.  The amount of expense per stock unit was equal to the $26.42 closing price of the Company’s common shares on the date of grant, resulting in expense totaling $0.3 million for the year ended December 31, 2013. In 2012, the

Company awarded 7,000 stock units under the 2009 LTIP to the Company's non-employee directors, resulting in expense totaling less than $0.1 million for the year ended December 31, 2012. In 2011, the Company awarded 6,000 stock units under the 2009 LTIP to the Company's non-employee directors, resulting in expense totaling less than $0.1 million for the year ended December 31, 2011.
Deferred Compensation Plans
As of December 31, 2013, the Company also maintains the Executives' Deferred Compensation Plan and the Director Deferred Compensation Plan (together the “Plans”), which provide an opportunity for the Company’s directors and certain eligible employees of the Company to defer a portion of their cash compensation to invest in the Company’s common shares.  Compensation expense deferred into the Plans totaled $0.4 million for the year ended December 31, 2013 and $0.1 million for each of the years ended December 31, 2012 and 2011.  The portion of cash compensation deferred by employees and directors under the Plans is invested in fully-vested equity units in the Plans.  One equity unit is the equivalent of one common share.  Equity units and the related dividends will be converted and distributed to the employee or director in the form of common shares at the earlier of his or her elected distribution date or termination of service as an employee or director of the Company.  Distributions from the Plans totaled $0.3 million, $0.6 million and $0.3 million, respectively, during the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, there were a total of 77,663 equity units with a value of $1.8 million outstanding under the Plans.  The aggregate fair market value of these units at December 31, 2013, based on the closing price of the underlying common shares, was approximately $2.0 million, and the associated deferred tax benefit the Company would recognize if the outstanding units were distributed was $1.0 million as of December 31, 2013.  Common shares are issued from treasury shares upon distribution of deferred compensation from the Plans.
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
The table below shows the notional amounts of our financial instruments at December 31, 2013 and 2012:

	December 31,
Description of financial instrument (in thousands)	2013	2012
Best efforts contracts and related committed IRLCs	$2,494	$1,184
Uncommitted IRLCs	49,710	25,854
FMBSs related to uncommitted IRLCs	48,000	26,000
Best efforts contracts and related mortgage loans held for sale	63,386	25,441
FMBSs related to mortgage loans held for sale	20,000	44,000
Mortgage loans held for sale covered by FMBSs	19,884	44,524

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at December 31, 2013 and 2012:

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$81,810	$—	$81,810	$—
Forward sales of mortgage-backed securities	745	—	745	—
Interest rate lock commitments	(319)	—	(319)	—
Best-efforts contracts	479	—	479	—
Total	$82,715	$—	$82,715	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$71,121	$—	$71,121	$—
Forward sales of mortgage-backed securities	253	—	253	—
Interest rate lock commitments	1	—	1	—
Best-efforts contracts	(3)	—	(3)	—
Total	$71,372	$—	$71,372	$—
The following table sets forth the amount of (loss) gain recognized, within our revenue in the Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Description (in thousands)	2013	2012	2011
Mortgage loans held for sale	$(2,094)	$(1,494)	$3,065
Forward sales of mortgage-backed securities	492	723	(591)
Interest rate lock commitments	(320)	(357)	366
Best-efforts contracts	482	128	(436)
Total (loss) gain recognized	$(1,440)	$(1,000)	$2,404

The following tables set forth the fair value of the Company's derivative instruments and their location within the Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	December 31, 2013		December 31, 2013
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$745	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	319
Best-efforts contracts	Other assets	479	Other liabilities	—
Total fair value measurements		$1,224		$319

	Asset Derivatives		Liability Derivatives
	December 31, 2012		December 31, 2012
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$253	Other liabilities	$—
Interest rate lock commitments	Other assets	1	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	3
Total fair value measurements		$254		$3
Assets Measured on a Non-Recurring Basis
The Company assesses inventory for recoverability on a quarterly basis if events or changes in local or national economic conditions indicate that the carrying amount of an asset may not be recoverable. Our determination of fair value is based on projections and estimates, which are Level 3 measurement inputs. For further explanation on the Company's policy regarding our assessment of recoverability for assets measured on a non-recurring basis, please see Note 1 to our Consolidated Financial Statements. The tables below show the level and measurement of assets measured on a non-recurring basis for the years ended December 31, 2013 and 2012:

		Year Ended December 31,
Description (in thousands)	Hierarchy	2013	2012 (2)	2011 (2)

Adjusted basis of inventory (1)	Level 3	$5,494	$6,658	$44,629
Total losses		5,805	3,502	21,993

Initial basis of inventory (3)		$11,299	$10,160	$66,622

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

(3)
This amount is inclusive of our investments in unconsolidated joint ventures. There were no losses on our investments in unconsolidated joint ventures in 2013. The fair value of these investments in unconsolidated joint ventures was $1.1 million and $1.0 million for 2012 and 2011, respectively. The total loss for these unconsolidated joint ventures was $0.4 million and $1.0 million for 2012 and 2011, respectively.

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2013 and 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	December 31, 2013		December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$142,627	$142,627	$154,178	$154,178
Mortgage loans held for sale	81,810	81,810	71,121	71,121
Split dollar life insurance policies	171	171	710	678
Notes receivable	3,151	2,784	8,787	7,460
Commitments to extend real estate loans	—	—	1	1
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	479	479	—	—
Forward sales of mortgage-backed securities	745	745	253	253
Liabilities:
Notes payable - banks	80,029	80,029	67,957	67,957
Notes payable - other	7,790	7,452	11,105	11,148
Convertible senior subordinated notes due 2017	57,500	74,391	57,500	74,175
Convertible senior subordinated notes due 2018	86,250	95,845	—	—
Senior notes due 2018	228,070	248,975	227,670	250,700
Commitments to extend real estate loans	319	319	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	3	3
Off-Balance Sheet Financial Instruments:
Letters of credit	—	413	—	493
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at December 31, 2013 and 2012:
Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.
Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at December 31, 2013 and 2012. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.
Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable. During the year ended December 31, 2013, the balance of our split dollar life insurance policies decreased by $0.5 million due to the surrender of a policy (and termination of the related split-dollar agreement) by an officer.
Note Payable - Banks. The interest rate available to the Company during the year ended December 31, 2013 fluctuated with the Alternate Base Rate or the Eurodollar Rate (for the Company's $200 million unsecured revolving credit facility (the “Credit Facility”)) or LIBOR (for M/I Financial's $100 million secured mortgage warehousing agreement as amended and restated on March 29, 2013 (the “MIF Mortgage Warehousing Agreement”) and for M/I Financial's $15 million mortgage repurchase agreement dated November 13, 2012, as amended (the “MIF Mortgage Repurchase Facility”))), and thus their carrying value is a reasonable estimate of fair value. During the second quarter of 2013, M/I Financial exercised the accordion feature under the MIF Mortgage Warehousing Agreement to increase the maximum borrowing availability amount thereunder by $20.0 million to $100.0 million.
Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.
Letters of Credit. Letters of credit of $25.8 million and $25.7 million represent potential commitments at December 31, 2013 and 2012, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 4. Inventory
A summary of the Company's inventory as of December 31, 2013 and 2012 is as follows:

	December 31,
(In thousands)	2013	2012
Single-family lots, land and land development costs	$323,673	$257,397
Land held for sale	8,059	8,442
Homes under construction	305,499	221,432
Model homes and furnishings - at cost (less accumulated depreciation: December 31, 2013 - $5,173; December 31, 2012 - $4,883)	34,433	37,080
Community development district infrastructure	3,130	4,634
Land purchase deposits	14,365	8,727
Consolidated inventory not owned	1,775	19,105
Total inventory	$690,934	$556,817
Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.
Homes under construction include homes that are in various stages of construction. As of December 31, 2013 and 2012, we had 798 homes (with a carrying value of $123.3 million) and 649 homes (with a carrying value of $89.8 million), respectively, included in homes under construction that were not subject to a sales contract.
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
A summary of the Company’s valuation adjustments and write-offs for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Impairment of operating communities:
Midwest	$481	$285	$5,493
Southern	—	—	2,608
Mid-Atlantic	—	—	1,833
Total impairment of operating communities (a)	$481	$285	$9,934
Impairment of future communities:
Midwest	$3,531	$2,732	$6,985
Southern	—	—	3,455
Mid-Atlantic	—	—	—
Total impairment of future communities (a)	$3,531	$2,732	$10,440
Impairment of land held for sale:
Midwest	$1,793	$95	$—
Southern	—	—	590
Mid-Atlantic	—	—	—
Total impairment of land held for sale (a)	$1,793	$95	$590
Option deposits and pre-acquisition costs write-offs:
Midwest	$—	$36	$441
Southern	—	110	89
Mid-Atlantic	—	110	444
Total option deposits and pre-acquisition costs write-offs (b)	$—	$256	$974
Impairment of investments in Unconsolidated Joint Ventures:
Midwest	$—	$390	979
Southern	—	—	50
Mid-Atlantic	—	—	—
Total impairment of investments in Unconsolidated Joint Ventures (a)	$—	$390	$1,029
Total impairments and write-offs of option deposits and pre-acquisition costs	$5,805	$3,758	$22,967

(a)	Amounts are recorded within Impairment of inventory and investment in unconsolidated joint ventures in the Company's Consolidated Statements of Operations.

(b)	Amounts are recorded within General and administrative expenses in the Company's Consolidated Statements of Operations.
Note 6. Transactions with Related Parties
The Company made a contribution of $0.8 million in 2013 to the M/I Homes Foundation, a charitable organization having certain officers and directors of the Company on its Board of Trustees.
The Company had receivables totaling $0.2 million and $0.7 million at December 31, 2013 and 2012, respectively, due from executive officers, relating to amounts owed to the Company for split-dollar life insurance policy premiums.  The Company will collect the receivable either directly from the executive officer, if employment terminates other than by death, or from the executive officer’s beneficiary, if employment terminates due to death of the executive officer. We also have an outstanding loan to one of our unconsolidated joint ventures for $2.5 million in which we are one of the partners in the joint venture. The receivables are recorded in Other Assets on the Consolidated Balance Sheets.
NOTE 7. Investment in Unconsolidated Joint Ventures
The Company has periodically partnered with other land developers or homebuilders to share in the cost of land investment and development through joint ownership and development agreements, joint ventures, and other similar arrangements. For such joint venture arrangements where a special purpose entity is established to own the property, we have determined that we do not have substantive control over any of these entities; therefore, they are recorded using the equity method of accounting. The Company's maximum exposure related to its investment in these joint venture arrangements as of December 31, 2013 is the total amount invested of $37.8 million, consisting of $35.3 million which is reported as Investment in Unconsolidated Joint Ventures on our Consolidated Balance Sheets, and a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets). Included in the Company's investment in unconsolidated joint ventures at both December 31, 2013 and December 31, 2012 were $0.8 million of capitalized interest and other costs.

The Company evaluates its investment in unconsolidated joint ventures for potential impairment on a quarterly basis. If the fair value of the investment (see Notes 1 and 3 of our Consolidated Financial Statements) is less than the investment's carrying value, and the Company determines the decline in value was other than temporary, the Company would write down the investment to fair value.
Summarized condensed combined financial information for the unconsolidated joint ventures that are included in the homebuilding segments as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is as follows:
Summarized Condensed Combined Balance Sheets:

	December 31,
(In thousands)	2013	2012
Assets:
Single-family lots, land and land development costs (a) (b)	$73,069	$60,086
Other assets	2,972	(232)
Total assets	$76,041	$59,853
Liabilities and partners’ equity:
Liabilities:
Notes payable	$8,022	$10,436
Other liabilities	4,041	324
Total liabilities	12,063	10,760
Partners’ equity:
Company’s equity (a) (b)	32,103	24,265
Other equity	31,875	24,829
Total partners’ equity	63,978	49,093
Total liabilities and partners’ equity	$76,041	$59,853

(a)	For the years ended December 31, 2013 and 2012, impairment expenses and other miscellaneous adjustments totaling $10.4 million and $12.5 million, respectively, were excluded from the table above.

(b)
For the year ended December 31, 2013, the table above excludes the Company's investment in joint development arrangements for which a special purpose entity was not established, totaling $13.5 million.

Summarized Condensed Combined Statements of Operations:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Revenue	$2,909	$—	$—
Costs and expenses	1,763	15	18
Income (loss)	$1,146	$(15)	$(18)

The Company’s total equity in the income (loss) relating to the above homebuilding unconsolidated joint ventures was $0.3 million for 2013 and less than ($0.1 million) for 2012 and 2011.
NOTE 8. Guarantees and Indemnifications
Warranty
Our warranty reserve amounts are based upon historical experience and geographic location. Our warranty reserves are included in Other Liabilities in the Company's Consolidated Balance Sheets.  A summary of warranty activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Warranty reserves, beginning of period	$10,438	$9,025	$8,335
Warranty expense on homes delivered during the period	7,023	5,853	4,526
Changes in estimates for pre-existing warranties	2,394	1,690	1,891
Settlements made during the period	(7,564)	(6,130)	(5,727)
Warranty reserves, end of period	$12,291	$10,438	$9,025

Guarantees
In the ordinary course of business, M/I Financial, a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $5.2 million and $3.1 million were covered under the above guarantees as of December 31, 2013 and 2012, respectively. A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at December 31, 2013, and will be recognized in income as M/I Financial is released from its obligation under the guarantees. M/I Financial did not repurchase any loans under the above agreements during 2013. The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $8.2 million and $7.9 million at December 31, 2013 and 2012, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.
M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of December 31, 2013 and 2012, the total of all loans indemnified to third party insurers relating to the above agreements was $1.5 million and $1.0 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company has recorded a liability relating to the guarantees described above totaling $3.1 million and $2.6 million at December 31, 2013 and 2012, respectively, which is management's best estimate of the Company's liability.
At December 31, 2013, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company's obligations under the 2018 Senior Notes and the Credit Facility are guaranteed jointly and severally on a senior unsecured basis by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 18), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the Indenture for the 2018 Senior Notes. The Company's obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors for the 2018 Senior Notes and the Credit Facility (the “Guarantor Subsidiaries”). Refer to Note 13 for a description of the guarantees of the Credit Facility.
NOTE 9. Commitments and Contingencies
At December 31, 2013, the Company had outstanding approximately $91.3 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through February 2018. Included in this total are: (1) $62.2 million of performance and maintenance bonds and $12.6 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.2 million of financial letters of credit, of which $7.5 million represent deposits on land and lot purchase agreements; and (3) $3.3 million of financial bonds.
At December 31, 2013, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $353.1 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
NOTE 10. Legal Liabilities
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions that are routine and incidental to our business. Certain of the liabilities resulting from these other matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these other matters. However, there exists the possibility that the costs to resolve these other matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At both December 31, 2013 and 2012, we had $0.3 million reserved for legal expenses.

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
At December 31, 2013, the future minimum rental commitments totaled $14.4 million under non-cancelable operating leases with initial terms in excess of one year as follows:  2014 - $3.3 million; 2015 - $2.8 million; 2016 - $2.6 million; 2017 - $2.6 million; 2018 - $1.7 million; and $1.4 million thereafter.  The Company’s total rental expense was $3.7 million, $4.1 million, and $3.8 million for 2013, 2012 and 2011, respectively.
Note 12. Community Development District Infrastructure and Related Obligations
A Community Development District and/or Community Development Authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and to allow for the construction and maintenance of long-term infrastructure through alternative financing sources, including the tax-exempt markets.  A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD.  CDDs may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or within these communities.  CDDs are also granted the power to levy special assessments to impose ad valorem taxes, rates, fees and other charges for the use of the CDD project.  An allocated share of the principal and interest on the bonds issued by the CDD is assigned to and constitutes a lien on each parcel within the community evidenced by an assessment (“Assessment”).  The owner of each such parcel is responsible for the payment of the Assessment on that parcel.  If the owner of the parcel fails to pay the Assessment, the CDD may foreclose on the lien pursuant to powers conferred to the CDD under applicable state laws and/or foreclosure procedures.  In connection with the development of certain of the Company’s communities, CDDs have been established and bonds have been issued to finance a portion of the related infrastructure.  Following are details relating to the CDD bond obligations issued and outstanding as of December 31, 2013:

Issue Date	Maturity Date	Interest Rate	Principal Amount as of December 31, 2013 (in thousands)	Principal Amount as of December 31, 2012 (in thousands)
7/15/2004	12/1/2022	6.00%	$3,200	$3,463
7/15/2004	12/1/2036	6.25%	10,060	10,060
3/15/2007	5/1/2037	5.20%	—	6,515
Total CDD bond obligations issued and outstanding			$13,260	$20,038
The Company records a liability for the estimated developer obligations that are probable and estimable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  The Company reduces this liability by the corresponding Assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and the transfer of the property.  The Company recorded a $3.1 million and $4.6 million liability related to these CDD bond obligations as of December 31, 2013 and December 31, 2012, respectively, along with the related inventory infrastructure.
NOTE 13. Debt
Notes Payable - Homebuilding
On July 18, 2013, the Company entered into the Credit Facility, which has a maximum borrowing availability of $200 million, with a sub-limit of $100 million for the issuance of letters of credit. The Credit Facility matures on July 18, 2016. The Credit Facility contains an uncommitted $25 million accordion feature under which its aggregate principal amount can be increased to up to $225 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. Interest on amounts borrowed under the Credit Facility is payable at a rate based on either the Alternate Base Rate plus 2.25% or at the Eurodollar Rate plus 3.25%. Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants, including a minimum tangible net worth requirement and a maximum leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 60%. In addition, we are restricted from allowing the amount of unsold owned land to exceed 125% of the sum of tangible net worth and subordinated debt, we are prohibited from making investments in Unrestricted Subsidiaries and Joint Ventures in excess of 30% of tangible net worth, and we are required to maintain either (i) an interest coverage ratio (as defined therein) of at least 1.5 to 1.0 or (ii) liquidity (as defined therein) of an amount not less than our consolidated interest incurred during the trailing 12 months. At December 31, 2013, the Company was in compliance with all financial covenants of the Credit Facility.
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
At December 31, 2013, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $334.2 million, so the full amount of the $200 million facility was available, and there were no borrowings outstanding and $12.4 million of letters of credit outstanding, leaving net remaining borrowing availability of $187.6 million as of December 31, 2013.
The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturities ranging from June 1, 2014 to September 30, 2014. During 2013, the Company extended the maturity dates on each of the Letter of Credit Facilities for an additional year, while also increasing the maximum available amount under one of the facilities from $8.0 million to $10.0 million. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $1.3 million was uncommitted at December 31, 2013 and could be withdrawn at any time. At December 31, 2013 and December 31, 2012, there was $13.4 million and $8.4 million of outstanding letters of credit in aggregate under the Company's three Letter of Credit Facilities, respectively, which were collateralized with $13.7 million and $8.5 million of the Company's cash, respectively.
Notes Payable — Financial Services
In March 2013, M/I Financial amended and restated the MIF Mortgage Warehousing Agreement, which has a maximum borrowing availability of $100.0 million and an expiration date of March 28, 2014. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.50%. As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Warehousing Agreement was set at approximately one year and is under consideration for extension annually by the participating lenders. We expect to extend the MIF Mortgage Warehousing Agreement on or prior to the current expiration date of March 28, 2014, but we cannot provide any assurance that we will be able to obtain such an extension.
In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity. The MIF Mortgage Repurchase Facility, as amended on November 6, 2013, has an expiration date of November 5, 2014 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type.
At December 31, 2013 and December 31, 2012, M/I Financial's total combined maximum borrowing availability under the two credit facilities was $115.0 million and 85.0 million, respectively. At December 31, 2013 and December 31, 2012, M/I Financial had $80.0 million and $68.0 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.
Convertible Senior Subordinated Notes
In March 2013, the Company issued $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes bear interest at a rate of 3.0% per year, payable semiannually in arrears on March 1 and September 1 of each year. The 2018 Convertible Senior Subordinated Notes mature on March 1, 2018. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 30.9478 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2018 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2017 Convertible Senior Subordinated Notes. The 2018 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2018 Convertible Senior Subordinated Notes provides that the Company may not redeem the 2018 Convertible Senior Subordinated Notes prior to March 6, 2016, but also contains provisions requiring the Company to repurchase the notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).

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
In September 2012, the Company issued $57.5 million aggregate principal amount of 2017 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes bear interest at a rate of 3.25% per year, payable semiannually in arrears on March 15 and September 15 of each year. The 2017 Convertible Senior Subordinated Notes mature on September 15, 2017. At any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Convertible Senior Subordinated Notes into the Company's common shares. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share, which equates to approximately 2.4 million common shares. The conversion rate is subject to adjustment upon the occurrence of certain events. The 2017 Convertible Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by those subsidiaries of the Company that are guarantors under the Company's 2018 Senior Notes and 2018 Convertible Senior Subordinated Notes. The 2017 Convertible Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and the subsidiary guarantors, are subordinated in right of payment to our existing and future senior indebtedness and are also effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The indenture governing the 2017 Convertible Senior Subordinated Notes provides that we may not redeem the notes prior to their stated maturity date, but also contains provisions requiring the Company to repurchase the 2017 Convertible Senior Subordinated Notes (subject to certain exceptions), at a holder's option, upon the occurrence of a fundamental change (as defined in the indenture).
Senior Notes
As of both December 31, 2013 and December 31, 2012, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries in accordance with the terms of the indenture.
The Company may redeem all or any portion of the 2018 Senior Notes on or after November 15, 2014 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.313% of the principal amount outstanding, but will decline to 102.156% of the principal amount outstanding if redeemed during the 12-month period beginning on November 15, 2015, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after November 15, 2016, but prior to maturity.
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $132.7 million and 39.4 million at December 31, 2013 and December 31, 2012, respectively. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Consolidated Balance Sheets, totaling $7.8 million and $11.1 million as of December 31, 2013 and 2012, respectively.  The balance consists primarily of a mortgage note payable with a $4.8 million principal balance outstanding at December 31, 2013 (and $5.2 million outstanding at December 31, 2012), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable acquired through normal course of business. These other borrowings are included in the debt maturities schedule below.

Maturities over the next five years with respect to the Company’s debt as of December 31, 2013 are as follows:

Year Ending December 31,	Debt Maturities (In thousands)
2014	$81,494
2015	641
2016	740
2017	61,193
2018	316,614
Thereafter	887
Total	$461,569

Note 14. Preferred Shares
The Company’s Articles of Incorporation authorize the issuance of up to 2,000,000 preferred shares, par value $.01 per share.  On March 15, 2007, the Company issued 4,000,000 depositary shares, each representing 1/1000th of a Series A Preferred Share, or 4,000 Series A Preferred Shares in the aggregate.  On April 10, 2013, the Company redeemed 2,000 of its Series A Preferred Shares for $50.4 million in cash. The aggregate liquidation value of the remaining 2,000 Preferred Shares is $50 million.  The Company paid $3.7 million of dividends in 2013 on the Series A Preferred Shares. No dividends were paid in 2012 on the Series A Preferred Shares. Please see Note 13 for additional information related to the restrictions on our ability to pay dividends on and repurchase our Series A Preferred Shares.
NOTE 15. Earnings (Loss) Per Share
The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income (loss) available to common shareholders and basic and diluted income (loss) per share for the year ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
NUMERATOR
Net income (loss)	$151,423	$13,347	$(33,877)
Preferred stock dividends	(3,656)	—	—
Excess of fair value over book value of preferred shares redeemed	(2,190)	—	—
Net income (loss) available to common shareholders	145,577	13,347	(33,877)
Interest on 3.25% convertible senior subordinated notes due 2017	2,443	—	—
Interest on 3.00% convertible senior subordinated notes due 2018	2,675	—	—
Diluted income (loss) available to common shareholders	150,695	13,347	(33,877)
DENOMINATOR
Basic weighted average shares outstanding	23,822	19,651	18,698
Effect of dilutive securities:
Stock option awards	237	92	—
Deferred compensation awards	123	148	—
3.25% convertible senior subordinated notes due 2017	2,416	—	—
3.00% convertible senior subordinated notes due 2018	2,165	—	—
Diluted weighted average shares outstanding - adjusted for assumed conversions	28,763	19,891	18,698
Earnings (loss) per common share
Basic	$6.11	$0.68	$(1.81)
Diluted	$5.24	$0.67	$(1.81)
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	963	1,538	2,170
The Company declared and paid a quarterly cash dividend of $609.375 per share on its 2,000 outstanding Series A Preferred Shares in the second, third and fourth quarters of 2013 for an aggregate dividend payment of $3.7 million for the year ended December 31, 2013.
In March 2013, the Company announced its intention to redeem 2,000 of its outstanding Series A Preferred Shares and recognized a $2.2 million non-cash equity charge in the first quarter of 2013 related to the excess of fair value over carrying value relating primarily to the original issuance costs that were paid in 2007. This charge reduced net income to common shareholders in the earnings per share calculation above for the year ended December 31, 2013. On April 10, 2013, the Company redeemed the 2,000 Series A Preferred Shares for $50.4 million in cash.

In March 2013, the Company also issued 2.461 million common shares in a public offering at a price of $23.50 per share (for net proceeds of $54.6 million), which shares are included above in our total basic weighted average shares outstanding for the twelve month period ended December 31, 2013.
For the year ended December 31, 2013, the effect of convertible debt was included in the diluted earnings per share calculations. For the year ended December 31, 2012, the effect of convertible debt was not included in the diluted earnings per share calculation as it would have been anti-dilutive. For the year ended December 31, 2011, the effects of outstanding shares underlying deferred compensation awards and outstanding options to purchase common shares were not included in the diluted earnings per share calculations as they would have been anti-dilutive due to the Company’s net loss for the period.
NOTE 16. Income Taxes
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
During 2013, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be utilized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative. The Company is required to use judgment in considering the relative impact of negative and positive evidence when determining the need for a valuation allowance for its deferred tax asset. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is needed.
The positive evidence considered by the Company in its evaluation for each of our taxing jurisdictions was the objective evidence related to our past and current financial results, including a period of sustained profitability comprising six consecutive quarters of pre-tax net income, and the projected utilization of a majority of our current NOL carryforwards and temporary differences as they reverse in the carryforward periods, generally 20 years. Other positive evidence considered, among other things, was our expectation of continued earnings and continued indications of a sustained recovery in the housing markets in which the Company operates. This is evidenced by the significant increases experienced by the Company in several key financial indicators compared to the prior year, including new contracts, revenues, backlog sales value, new home deliveries and declining overhead leverage as a percent of revenue. We believe that economic data, such as recent and forecasted increases in housing starts, homebuilding volume and average sales prices, also affirm the recovery in the housing industry. We believe historically low mortgage rates, affordable home prices, reduced foreclosures, and a favorable home ownership to rental comparison continue to drive the recovery in the housing industry.
The most significant direct negative evidence that existed at the time our reversal evaluation was that the Company was in a four-year cumulative loss position, a period which represents our estimated business cycle. However, the Company's cumulative four-year loss had declined significantly as a result of six consecutive quarters of profitability and, based on the Company's current earnings level, the Company projected realization of a majority of its deferred tax assets. Other negative evidence considered was a recent rise in mortgage interest rates and the potential impact of such rise on our business. While we believe the rise in rates caused a temporary slow down in the pace of the housing recovery and related trends, we believe the demand for housing will continue to increase new contracts, as evidenced by our year-over-year increases in new contracts during each quarter of 2013 when compared to 2012, as well as other factors.
During 2013, the Company concluded based on its analysis of positive and negative evidence, that the objective positive evidence outweighed the negative evidence and that the Company will more likely than not realize a majority of its deferred tax assets. As a result of such determination, the Company reversed a majority of its deferred tax asset in 2013 from $135.7 million at December 31, 2012 to $9.3 million at December 31, 2013. The remaining valuation allowance is for certain state jurisdictions, which have a shorter NOL carryforward utilization period or a large NOL carryforward relative to their current earnings. In future periods, the remaining valuation allowance for these state jurisdictions will be evaluated to determine if sufficient positive evidence and/or various tax planning strategies indicates that it is more likely than not that an additional portion of the underlying state NOL carryforwards will be realized.
At December 31, 2013, the Company's total deferred tax assets were $121.3 million, which, inclusive of our valuation allowance, results in a deferred tax asset of $112.0 million. The $112.0 million total deferred tax asset after valuation allowance is offset by $1.1 million of total deferred tax liabilities for a $110.9 million net deferred tax asset. The $110.9 million net deferred tax asset is reported on the Company's consolidated balance sheets, net of a $9.3 million valuation allowance.
The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Warranty, insurance and other accruals	$12,003	$11,378
Inventory	16,657	22,612
State taxes	106	(64)
Net operating loss carryforward	91,659	102,475
Deferred charges	897	336
Total deferred tax assets	$121,322	$136,737
Less valuation allowance	$(9,291)	$(135,749)
Total deferred tax assets, net of valuation allowance	$112,031	$988

Deferred tax liabilities:
Depreciation	$774	$804
Prepaid expenses	346	184
Total deferred tax liabilities	$1,120	$988

Net deferred tax asset, net of valuation allowance	$110,911	$—
The provision (benefit) from income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$2	$208	$3
State	821	(796)	(28)
	$823	$(588)	$(25)

	Year Ended December 31,
(In thousands)	2013	2012	2011
Deferred:
Federal	$(102,830)	$—	$—
State	(8,081)	—	—
	$(110,911)	$—	$—
Total	$(110,088)	$(588)	$(25)
For 2013, 2012 and 2011, the Company’s effective tax rate was (266.33)%, (4.61)%, and 0.07%, respectively. Reconciliation of the differences between income taxes computed at the federal statutory tax rate and consolidated benefit from income taxes are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Federal taxes at statutory rate	$14,467	$4,466	$(11,866)
State and local taxes – net of federal tax benefit	534	829	(19)
Change in unrecognized tax benefit	—	(1,346)	(254)
Change in valuation allowance	(126,458)	(5,076)	12,950
Change in state NOL deferred asset – net of federal tax benefit	853	(312)	(1,280)
Other	516	851	444
Total	$(110,088)	$(588)	$(25)

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

	Year Ended December 31,
(In thousands)	2013	2012	2011
Balance at January 1,	$—	$1,346	$1,601
Additions for tax positions of prior years	—	—	39
Reductions for tax positions of prior years	—	(1,346)	(294)
Balance at December 31,	$—	$—	$1,346
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.  At both December 31, 2013 and 2012, we had no unrecognized tax benefits due to the lapse of the statue of limitations and completion of audits in prior years. We believe that our current income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. In 2011, we recognized $0.1 million in interest and penalties, and recorded an accrual of $0.7 million for the payment of interest and penalties.
At December 31, 2013, the Company had federal NOL carryforwards of approximately $72.1 million and federal credit carryforwards of $4.4 million. Federal NOL carryforwards may be carried forward up to 20 years to offset future taxable income. Our federal carryforward benefits begin to expire in 2028. The Company had $15.1 million of state NOL carryforwards at December 31, 2013. State NOLs may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with $8.4 million expiring between 2013 and 2027 and $6.7 million expiring between 2028 and 2032, absent sufficient state taxable income. As of December 31, 2013, we have recorded a $9.3 million valuation allowance against these state NOLs. On February 1, 2014, M/I Financial Corp. was converted from an Ohio corporation to an Ohio limited liability company and its name was changed to M/I Financial, LLC. As a result, we estimate that we will utilize more of our state tax NOLs than previously estimated, and will recognize a tax benefit of approximately $3.0 million in the first quarter of 2014. Further details relating to this change are included in Note 20 to our Consolidated Financial Statements.
On September 13, 2013, the Internal Revenue Service issued final regulations regarding capitalization of tangible personal property. Under ASC 740, this is considered to be a change in tax law. Although the final regulations are generally effective beginning on or after January 1, 2014, ASC 740 requires that the effect of a change in tax law be recognized as of the enactment date. Based on our review and analysis, there will not be a material impact on our deferred tax balance as of December 31, 2013.
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
Austin, Texas
Dallas/Fort Worth, Texas
In July 2013, we announced our entry into the Dallas/Fort Worth, Texas market. We expect to open our first community in our Dallas/Fort Worth market in the second half of 2014.
Our financial services operations include the origination, sale and servicing of mortgage loans and title services primarily for purchasers of the Company's homes.

The following table shows, by segment, revenue, operating income (loss) and interest expense for 2013, 2012 and 2011, as well as the Company’s income (loss) before income taxes for such periods:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Revenue:
Midwest homebuilding	$336,242	$281,959	$228,191
Southern homebuilding	324,436	189,714	123,061
Mid-Atlantic homebuilding	347,565	266,976	200,706
Financial services (a)	28,539	23,256	14,466
Total revenue	$1,036,782	$761,905	$566,424

Operating income (loss):
Midwest homebuilding	$21,469	$11,443	$(6,396)
Southern homebuilding	23,653	14,530	(5,314)
Mid-Atlantic homebuilding	27,297	15,130	7,039
Financial services (a)	15,798	12,436	6,641
Less: Corporate selling, general and administrative expenses	(29,524)	(24,709)	(20,867)
Total operating income (loss)	$58,693	$28,830	$(18,897)

Interest expense:
Midwest homebuilding	$4,923	$5,502	$6,154
Southern homebuilding	6,142	3,742	2,798
Mid-Atlantic homebuilding	3,491	5,406	5,099
Financial services (a)	1,382	1,421	954
Total interest expense	$15,938	$16,071	$15,005

Equity in income of unconsolidated joint ventures	$(306)	$—	$—
Loss on early extinguishment of debt	$1,726	$—	$—

Income (loss) before income taxes	$41,335	$12,759	$(33,902)

Depreciation and amortization:
Midwest homebuilding	$1,063	$2,834	$1,179
Southern homebuilding	1,230	968	601
Mid-Atlantic homebuilding	995	975	844
Financial services	138	140	282
Corporate	4,885	4,825	4,668
Total depreciation and amortization	$8,311	$9,742	$7,574

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

The following tables show total assets by segment at December 31, 2013 and 2012:

	December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

	December 31, 2012
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$1,462	$4,612	$2,653	$—	$8,727
Inventory (a)	196,554	157,302	194,234	—	548,090
Investments in unconsolidated joint ventures	5,121	6,611	—	—	11,732
Other assets	4,421	8,436	7,759	242,135	262,751
Total assets	$207,558	$176,961	$204,646	$242,135	$831,300

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 18. Supplemental Guarantor Information
The Company's obligations under the 2018 Senior Notes, 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are not guaranteed by all of the Company's subsidiaries and therefore, the Company has disclosed condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The subsidiary guarantors of the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are the same.
The following condensed consolidating financial information includes balance sheets, statements of operations and cash flow information for M/I Homes, Inc. (the parent company and the issuer of the aforementioned guaranteed notes), the Guarantor Subsidiaries, collectively, and for all other subsidiaries and joint ventures of the Company (the “Unrestricted Subsidiaries”), collectively. Each Guarantor Subsidiary is a direct or indirect 100%-owned subsidiary of M/I Homes, Inc. and has fully and unconditionally guaranteed the (a) 2018 Senior Notes, on a joint and several senior unsecured basis, (b) the 2017 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis and (c) the 2018 Convertible Senior Subordinated Notes on a joint and several senior subordinated unsecured basis.
There are no significant restrictions on the parent company's ability to obtain funds from its Guarantor Subsidiaries in the form of a dividend, loan, or other means.
As of December 31, 2013, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the Indenture for the 2018 Senior Notes.
In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$1,008,243	$28,539	$—	$1,036,782
Costs and expenses:
Land and housing	—	824,508	—	—	824,508
Impairment of inventory and investment in unconsolidated joint ventures	—	5,805	—	—	5,805
General and administrative	—	66,249	13,245	—	79,494
Selling	—	68,209	73	—	68,282
Equity in income of unconsolidated joint ventures	—	—	(306)	—	(306)
Interest	—	14,556	1,382	—	15,938
Loss on early extinguishment of debt	—	1,726	—	—	1,726
Total costs and expenses	—	981,053	14,394	—	995,447

Income before income taxes	—	27,190	14,145	—	41,335

(Benefit) provision for income taxes	—	(114,866)	4,778	—	(110,088)

Equity in subsidiaries	151,423	—	—	(151,423)	—

Net income (loss)	$151,423	$142,056	$9,367	$(151,423)	$151,423

Preferred dividends	3,656	—	—	—	3,656
Excess of fair value over book value of preferred shares redeemed	2,190	—	—	—	2,190

Net income (loss) to common shareholders	$145,577	$142,056	$9,367	$(151,423)	$145,577

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$738,649	$23,256	$—	$761,905
Costs and expenses:
Land and housing	—	610,540	—	—	610,540
Impairment of inventory and investment in unconsolidated joint ventures	—	3,502	—	—	3,502
General and administrative	—	51,307	11,320	—	62,627
Selling	—	56,396	10	—	56,406
Interest	—	14,650	1,421	—	16,071
Total costs and expenses	—	736,395	12,751	—	749,146

Income before income taxes	—	2,254	10,505	—	12,759

(Benefit) provision for income taxes	—	(4,157)	3,569	—	(588)

Equity in subsidiaries	13,347	—	—	(13,347)	—

Net income (loss)	$13,347	$6,411	$6,936	$(13,347)	$13,347

	Year Ended December 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$551,958	$14,466	$—	$566,424
Costs and expenses:
Land and housing	—	467,130	—	—	467,130
Impairment of inventory and investment in unconsolidated joint ventures	—	21,993	—	—	21,993
General and administrative	—	44,438	8,226	—	52,664
Selling	—	43,534	—	—	43,534
Interest	—	14,050	955	—	15,005
Total costs and expenses	—	591,145	9,181	—	600,326

(Loss) income before income taxes	—	(39,187)	5,285	—	(33,902)

(Benefit) provision for income taxes	—	(1,784)	1,759	—	(25)

Equity in subsidiaries	(33,877)	—	—	33,877	—

Net (loss) income	$(33,877)	$(37,403)	$3,526	$33,877	$(33,877)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$113,407	$15,318	$—	$128,725
Restricted cash	—	13,902	—	—	13,902
Mortgage loans held for sale	—	—	81,810	—	81,810
Inventory	—	690,934	—	—	690,934
Property and equipment - net	—	10,267	269	—	10,536
Investment in unconsolidated joint ventures	—	13,525	21,741	—	35,266
Investment in subsidiaries	535,879	—	—	(535,879)	—
Deferred income taxes, net of valuation allowances	—	109,763	1,148	—	110,911
Intercompany assets	318,852	—	—	(318,852)	—
Other assets	9,892	17,180	11,020	—	38,092
TOTAL ASSETS	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$69,887	$339	$—	$70,226
Customer deposits	—	11,262	—	—	11,262
Intercompany liabilities	—	296,229	22,623	(318,852)	—
Other liabilities	—	64,413	6,928	—	71,341
Community development district obligations	—	3,130	—	—	3,130
Obligation for consolidated inventory not owned	—	1,775	—	—	1,775
Notes payable bank - financial services operations	—	—	80,029	—	80,029
Notes payable - other	—	7,790	—	—	7,790
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,070	—	—	—	228,070
TOTAL LIABILITIES	371,820	454,486	109,919	(318,852)	617,373

Shareholders' equity	492,803	514,492	21,387	(535,879)	492,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$126,334	$19,164	$—	$145,498
Restricted cash	—	8,680	—	—	8,680
Mortgage loans held for sale	—	—	71,121	—	71,121
Inventory	—	540,761	16,056	—	556,817
Property and equipment - net	—	10,314	125	—	10,439
Investment in unconsolidated joint ventures	—	—	11,732	—	11,732
Investment in subsidiaries	391,555	—	—	(391,555)	—
Intercompany assets	219,962	—	—	(219,962)	—
Other assets	9,081	12,375	5,557	—	27,013
TOTAL ASSETS	$620,598	$698,464	$123,755	$(611,517)	$831,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$46,882	$808	$—	$47,690
Customer deposits	—	10,239	—	—	10,239
Intercompany liabilities	—	205,389	14,573	(219,962)	—
Other liabilities	—	44,230	5,742	—	49,972
Community development district obligations	—	4,634	—	—	4,634
Obligation for consolidated inventory not owned	—	3,549	15,556	—	19,105
Notes payable bank - financial services operations	—	—	67,957	—	67,957
Notes payable - other	—	11,105	—	—	11,105
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Senior notes	227,670	—	—	—	227,670
TOTAL LIABILITIES	285,170	326,028	104,636	(219,962)	495,872

Shareholders' equity	335,428	372,436	19,119	(391,555)	335,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$620,598	$698,464	$123,755	$(611,517)	$831,300

(a)
Certain amounts above have been reclassified from intercompany assets to intercompany liabilities as of December 31, 2012. These reclassifications relate solely to transactions between M/I Homes, Inc. and its subsidiaries and are immaterial to the Supplemental Condensed Consolidated Financial Statements. These reclassifications do not impact the Company's consolidated financial statements.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,100	$(72,633)	$(1,341)	$(7,100)	$(73,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	(5,185)	—	—	(5,185)
Purchase of property and equipment	—	(2,146)	(236)	—	(2,382)
Investments in and advances to unconsolidated joint ventures	—	(13,525)	(15,984)	—	(29,509)
Return of capital from unconsolidated joint ventures	—	—	1,522	—	1,522
Net cash (used in) provided by investing activities	—	(20,856)	(14,698)	—	(35,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings - net	—	—	12,072	—	12,072
Principal repayments from notes payable - other and community development district bond obligations	—	(3,315)	—	—	(3,315)
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Redemption of preferred shares	(50,352)	—	—	—	(50,352)
Dividends paid	(3,656)	—	(7,100)	7,100	(3,656)
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Intercompany financing	(96,599)	89,279	7,320	—	—
Debt issue costs	—	(5,402)	(99)	—	(5,501)
Proceeds from exercise of stock options	2,640	—	—	—	2,640
Net cash (used in) provided by financing activities	(7,100)	80,562	12,193	7,100	92,755

Net decrease in cash and cash equivalents	—	(12,927)	(3,846)	—	(16,773)
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$113,407	$15,318	$—	$128,725

	Year Ended December 31, 2012
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities (a)	$3,500	$(35,770)	$(11,225)	$(3,500)	$(46,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	—	32,779	—	—	32,779
Purchase of property and equipment	—	(854)	(79)	—	(933)
Acquisition, net of cash acquired	—	(4,707)	—	—	(4,707)
Investments in and advances to unconsolidated joint ventures	—	—	(1,817)	—	(1,817)
Net cash used in investing activities	—	27,218	(1,896)	—	25,322

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(41,443)	—	—	—	(41,443)
Proceeds from bank borrowings - net	—	—	15,351	—	15,351
Principal proceeds from note payable - other and community development district bond obligations	—	5,304	—	—	5,304
Proceeds from issuance of senior notes	29,700	—	—	—	29,700
Proceeds from issuance of convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Dividends paid (a)	—	—	(3,500)	3,500	—
Proceeds from issuance of common shares	42,085	—	—	—	42,085
Intercompany financing	(96,104)	91,856	4,248	—	—
Debt issue costs	—	(5,813)	(68)	—	(5,881)
Proceeds from exercise of stock options	4,762	—	—	—	4,762
Net cash provided by financing activities	(3,500)	91,347	16,031	3,500	107,378

Net increase in cash and cash equivalents	—	82,795	2,910	—	85,705
Cash and cash equivalents balance at beginning of period	—	43,539	16,254	—	59,793
Cash and cash equivalents balance at end of period	$—	$126,334	$19,164	$—	$145,498

(a)
Certain amounts above have been reclassified from intercompany financing to dividends paid and cash flows from operating activities for the year ended December 31, 2012. These reclassifications relate solely to transactions between M/I Homes, Inc. and its subsidiaries and are immaterial to the Supplemental Condensed Consolidated Financial Statements. These reclassifications do not impact the Company's consolidated financial statements.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities (a)	$2,500	$(27,734)	$(6,227)	$(2,500)	$(33,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	(2,566)	—	—	(2,566)
Purchase of property and equipment	—	(1,314)	(38)	—	(1,352)
Acquisition, net of cash acquired	—	(4,654)	—	—	(4,654)
Distributions from unconsolidated joint ventures	—	—	(752)	—	(752)
Net cash used in investing activities	—	(8,534)	(790)	—	(9,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	20,409	—	20,409
Principal repayments of note payable-other and community development district bond obligations	—	(52)	—	—	(52)
Dividends paid (a)	—	—	(2,500)	2,500	—
Intercompany financing	(4,233)	8,135	(3,902)	—	—
Debt issue costs	—	(150)	(70)	—	(220)
Proceeds from exercise of stock options	1,500	—	—	—	1,500
Excess tax benefit from stock-based payment arrangements	233	—	—	—	233
Net cash provided by financing activities	(2,500)	7,933	13,937	2,500	21,870

Net (decrease) increase in cash and cash equivalents	—	(28,335)	6,920	—	(21,415)
Cash and cash equivalents balance at beginning of period	—	71,874	9,334	—	81,208
Cash and cash equivalents balance at end of period	$—	$43,539	$16,254	$—	$59,793

(a)
Certain amounts above have been reclassified from intercompany financing to dividends paid and cash flows from operating activities for the year ended December 31, 2011. These reclassifications relate solely to transactions between M/I Homes, Inc. and its subsidiaries and are immaterial to the Supplemental Condensed Consolidated Financial Statements. These reclassifications do not impact the Company's consolidated financial statements.

Note 19. Supplementary Financial Data
The following tables set forth our selected consolidated financial and operating data for the quarterly periods indicated.

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$336,307	$275,195	$234,553	$190,727
Gross margin	$67,030	$54,909	$46,216	$38,314
Net income	$13,043	$124,092	$6,045	$2,397
Earnings per common share:
Basic	$0.54	$5.09	$0.25	$0.11
Diluted	$0.48	$4.22	$0.25	$0.11
Weighted average common shares outstanding:
Basic	24,358	24,358	24,271	22,273
Diluted	29,783	29,745	24,646	22,688

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$250,911	$208,875	$170,994	$131,125
Gross margin	$47,638	$43,114	$33,411	$23,700
Net loss	$5,015	$8,314	$3,204	$(3,186)
Earnings (loss) per common share:
Basic	$0.23	$0.43	$0.17	$(0.17)
Diluted	$0.23	$0.42	$0.17	$(0.17)
Weighted average common shares outstanding:
Basic	21,545	19,434	18,833	18,772
Diluted	21,961	20,273	19,031	18,772

Note 20. Subsequent Events
On February 1, 2014, M/I Financial Corp. was converted from a wholly owned Ohio C corporation to a wholly owned Ohio limited liability company and its name was changed to M/I Financial, LLC.  M/I Financial, LLC will be disregarded as an entity separate from its owner and will report its income and deductions on M/I Homes, Inc.’s federal and state tax returns.  As a result, we estimate that we will utilize more of our state tax NOLs than previously estimated, and will recognize a tax benefit of approximately $3.0 million in the first quarter of 2014.

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
The Company’s management, with the participation of the principal executive officer and the principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).  Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report included on page 91 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of M/I Homes, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of M/I Homes, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio
February 28, 2014

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.
(1) The following financial statements are contained in Item 8:
Page in this report

Financial Statements

Report of Independent Registered Public Accounting Firm	51
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	52
Consolidated Balance Sheets as of December 31, 2013 and 2012	53
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	54
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	55
Notes to Consolidated Financial Statements	56

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

4.3
Indenture, dated as of November 12, 2010, by and among M/I Homes, Inc., the guarantors named therein and U.S. Bank National Association, as trustee of M/I Homes, Inc.'s 8.625% Senior Notes due 2018, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2010.

4.4
Registration Rights Agreement, dated as of November 12, 2010, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 12, 2010.

4.5
Registration Rights Agreement, dated as of May 8, 2012, by and among M/I Homes, Inc., the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9, 2012.

4.6
Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 11, 2012.

4.7
Supplemental Indenture, dated as of September 11, 2012, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 11, 2012.

4.8
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

4.10
Supplemental Indenture, dated as of March 11, 2013, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed March 12, 2013.

4.11	Form of 3.0% Convertible Senior Subordinated Note due 2018, incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A filed March 12, 2013.

4.12	Form of Guarantee of 3.0% Convertible Senior Subordinated Notes due 2018, incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K/A filed March 12, 2013.

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

10.6
Credit Agreement dated July 18, 2013 by and among M/I Homes, Inc., as borrower, the lenders party thereto and PNC Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 19, 2013.

10.7
Mortgage Warehousing Agreement dated April 18, 2011 by and among M/I Financial, the lenders party thereto (currently Comerica Bank and The Huntington National Bank) and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2011.

10.8
Amendment No. 1 to Mortgage Warehousing Agreement, dated November 29, 2011, by and among M/I Financial, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.9
Amendment No. 2 to Mortgage Warehousing Agreement, dated March 23, 2012, by and among M/I Financial, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.10
Third Amendment to Mortgage Warehousing Agreement, dated September 26, 2012, by and among M/I Financial, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.11
Amended and Restated Mortgage Warehousing Agreement dated as of March 29, 2013 by and among M/I Financial, as borrower, the lenders party thereto and Comerica Bank, as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2013.

10.12
Master Repurchase Agreement between M/I Financial and Sterling National Bank dated November 13, 2012, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

10.13
Amendment No. 1 to Master Repurchase Agreement dated as of March 18, 2013 by and between M/I Financial and Sterling National Bank, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.14	Amendment No. 2 to Master Repurchase Agreement dated as of November 6, 2013 by and between M/I Financial Corp. and Sterling National Bank (Filed herewith).

10.15
Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2009.

10.16
Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of July 27, 2009, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 30, 2009.

10.17
Fourth Amended and Restated Master Letter of Credit Facility Agreement by and between U.S. Bank National Association and M/I Homes, Inc., dated as of September 30, 2013, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.18
First Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 16, 2010, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 17, 2010.

10.19
Second Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2011, , incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

10.20
Third Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2012, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.21
Fourth Amendment to Letter of Credit Agreement by and between Regions Bank and M/I Homes, Inc., dated as of August 31, 2013, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.22
Continuing Letter of Credit Agreement by and between Wells Fargo Bank, National Association and M/I Homes, Inc., dated as of June 4, 2010, incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on August 17, 2010.

10.23*
M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 22, 1999, incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12434).

10.24*
First Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated August 11, 1999, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-12434).

10.25*
Second Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated February 13, 2001, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12434).

10.26*
Third Amendment to M/I Homes, Inc. 1993 Stock Incentive Plan as Amended, dated April 27, 2006, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.27*
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

10.30*
M/I Homes, Inc. Amended and Restated Executives' Deferred Compensation Plan, effective as of August 28, 2008, incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.31*
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

10.32*
Collateral Assignment Split-Dollar Agreement, dated as of September 24, 1997, by and between M/I Homes, Inc. and Phillip Creek, incorporated herein by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.33*
Surrender of Policy and Termination of Agreement with Respect to Collateral Assignment Split-Dollar Agreement, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.34*
Change of Control Agreement between M/I Homes, Inc. and Robert H. Schottenstein, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2008.

10.35*
Change of Control Agreement between M/I Homes, Inc. and Phillip G. Creek, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 3, 2008.

10.36*
Change of Control Agreement between M/I Homes, Inc. and J. Thomas Mason, dated as of July 3, 2008, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 3, 2008.

10.37*
M/I Homes, Inc. 2009 Long-Term Incentive Plan, as amended effective May 8, 2012, incorporated herein by reference to Appendix A to the Company's proxy statement on Schedule 14A relating to the 2012 Annual Meeting of Shareholders of the Company filed on April 4, 2012.

10.38*
Form of Stock Units Award Agreement for Directors under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.39*
Form of Nonqualified Stock Option Award Agreement for Employees under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2010.

10.40
Form of Performance Share Unit Award Agreement under the M/I Homes, Inc. 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2014.

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

Exhibit Number	Description
10.14	Amendment No. 2 to Master Repurchase Agreement dated as of November 6, 2013 by and between M/I Financial and Sterling National Bank.

21	Subsidiaries of M/I Homes, Inc.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

(c) Financial statement schedules

None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2014.

M/I Homes, Inc.
(Registrant)

By:	/s/Robert H. Schottenstein
Robert H. Schottenstein
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2014.

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