Form 10-K/A
period 2013-12-31
M I HOMES INC
filed 2014-03-07
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K of M/I Homes, Inc. (the “Company”) for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 28, 2014 (the “Original Filing”). The Amendment is being filed solely for the purpose of correcting a typographical error in the tables in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on page 49 of the Original Filing. In the Original Filing, (a) these tables indicate that figures therein are stated in thousands and (b) the figures included therein were inadvertently stated in ones. This amendment corrects the tables so that the figures are stated in thousands.
Except for this correction, there have been no changes in any of the financial or other information contained in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or, except as described above, modify or update the disclosures therein in any way.

PART II

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
The table below shows the notional amounts of our financial instruments at December 31, 2013 and 2012:

	December 31,
Description of financial instrument (in thousands)	2013	2012
Best-effort contracts and related committed IRLCs	$2,494	$1,184
Uncommitted IRLCs	49,710	25,854
FMBSs related to uncommitted IRLCs	48,000	26,000
Best-effort contracts and related mortgage loans held for sale	63,386	25,441
FMBSs related to mortgage loans held for sale	20,000	44,000
Mortgage loans held for sale covered by FMBSs	19,884	44,524

The table below shows the measurement of assets and liabilities at December 31, 2013 and 2012:

	December 31,
Description of Financial Instrument (in thousands)	2013	2012
Mortgage loans held for sale	$81,810	$71,121
Forward sales of mortgage-backed securities	745	253
Interest rate lock commitments	(319)	1
Best-efforts contracts	479	(3)
Total	$82,715	$71,372

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Description (in thousands)	2013	2012	2011
Mortgage loans held for sale	$(2,094)	$(1,494)	3,065
Forward sales of mortgage-backed securities	492	723	(591)
Interest rate lock commitments	(320)	(357)	366
Best-efforts contracts	482	128	(436)
Total (loss) gain recognized	$(1,440)	$(1,000)	$2,404

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of December 31, 2013:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	12/31/2013
ASSETS:
Mortgage loans held for sale:
Fixed rate	$83,257	—	—	—	—	—	$83,257	$78,357
Weighted average interest rate	4.21%	—	—	—	—	—	4.21%
Variable rate	$3,613	—	—	—	—	—	$3,613	$3,453
Weighted average interest rate	3.24%	—	—	—	—	—	3.24%

LIABILITIES:
Long-term debt — fixed rate	152	182	242	$57,803	$316,614	$887	$375,880	$421,014
Weighted average interest rate	3	3.37	3.37	3.25%	7.07%	3.37%	6.48%
Short-term debt — variable rate	$80,029	—	—	—	—	—	$80,029	$80,029
Weighted average interest rate	3.53%	—	—	—	—	—	3.53%

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)    The following documents are included as exhibits to this Form 10-K/A:

Exhibit Number	Description

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March 2014.

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