Form 10-Q
period 2014-03-31
M I HOMES INC
filed 2014-04-25
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
Commission File Number 1-12434

M/I HOMES, INC.
(Exact name of registrant as specified in it charter)

Ohio	31-1210837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Common shares, par value $.01 per share: 24,466,921 shares outstanding as of April 23, 2014.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	March 31, 2014	December 31, 2013

ASSETS:
Cash and cash equivalents	$89,360	$128,725
Restricted cash	11,551	13,902
Mortgage loans held for sale	55,750	81,810
Inventory	723,627	690,934
Property and equipment - net	10,506	10,536
Investment in unconsolidated joint ventures	44,847	35,266
Deferred income taxes, net of valuation allowance of $4.0 million and $9.3 million at March 31, 2014 and December 31, 2013, respectively	111,214	110,911
Other assets	38,048	38,092
TOTAL ASSETS	$1,084,903	$1,110,176

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$71,376	$70,226
Customer deposits	12,984	11,262
Other liabilities	59,057	71,341
Community development district (“CDD”) obligations	2,060	3,130
Obligation for consolidated inventory not owned	1,627	1,775
Notes payable bank - financial services operations	51,532	80,029
Notes payable - other	7,757	7,790
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	86,250
Senior notes	228,169	228,070
TOTAL LIABILITIES	578,312	617,373

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued at both March 31, 2014 and December 31, 2013; 2,000 shares outstanding at both March 31, 2014 and December 31, 2013	48,163	48,163
Common shares - $.01 par value; authorized 38,000,000 shares; issued 27,092,723 shares at both March 31, 2014 and December 31, 2013	271	271
Additional paid-in capital	236,270	236,060
Retained earnings	274,038	262,625
Treasury shares - at cost - 2,625,802 and 2,734,780 shares at March 31, 2014 and December 31, 2013, respectively	(52,151)	(54,316)
TOTAL SHAREHOLDERS' EQUITY	506,591	492,803
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,084,903	$1,110,176

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013

Revenue	$234,841	$190,727
Costs and expenses:
Land and housing	183,964	151,513
Impairment of inventory and investment in unconsolidated joint ventures	—	900
General and administrative	18,315	15,979
Selling	15,969	13,109
Equity in income of unconsolidated joint ventures	(62)	—
Interest	4,170	4,340
Total costs and expenses	222,356	185,841

Income before income taxes	12,485	4,886

(Benefit) provision for income taxes	(147)	299

Net income	12,632	4,587

Preferred dividends	1,219	—
Excess of fair value over book value of preferred shares redeemed	—	2,190

Net income to common shareholders	$11,413	$2,397

Earnings per common share:
Basic	$0.47	$0.11
Diluted	$0.41	$0.11

Weighted average shares outstanding:
Basic	24,417	22,273
Diluted	29,870	22,688

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2014
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2013	2,000	$48,163	24,357,943	$271	$236,060	$262,625	$(54,316)	$492,803
Net income	—	—	—	—	—	12,632	—	12,632
Dividends to shareholders, $609.375 per preferred share	—	—	—	—	—	(1,219)	—	(1,219)
Stock options exercised	—	—	101,630	—	(653)	—	2,019	1,366
Stock-based compensation expense	—	—	—	—	710	—	—	710
Deferral of executive and director compensation	—	—	—	—	299	—	—	299
Executive and director deferred compensation distributions	—	—	7,348	—	(146)	—	146	—
Balance at March 31, 2014	2,000	$48,163	24,466,921	$271	$236,270	$274,038	$(52,151)	$506,591

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
OPERATING ACTIVITIES:
Net income	$12,632	$4,587
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	—	900
Equity in income of unconsolidated joint ventures	(62)	—
Mortgage loan originations	(124,362)	(121,244)
Proceeds from the sale of mortgage loans	153,210	135,568
Fair value adjustment of mortgage loans held for sale	(2,788)	(924)
Depreciation	1,126	1,317
Amortization of debt discount and debt issue costs	786	821
Stock-based compensation expense	710	519
Deferred income tax expense	5,024	1,788
Deferred tax asset valuation allowances	(5,327)	(1,788)
Change in assets and liabilities:
Cash held in escrow	(44)	(193)
Inventory	(33,250)	(23,567)
Other assets	(645)	1,397
Accounts payable	1,150	9,380
Customer deposits	1,722	2,007
Accrued compensation	(13,034)	(5,959)
Other liabilities	1,049	3,949
Net cash (used in) provided by operating activities	(2,103)	8,558

INVESTING ACTIVITIES:
Change in restricted cash	2,395	(621)
Purchase of property and equipment	(400)	(229)
Investment in unconsolidated joint ventures	(10,874)	(11,852)
Net cash used in investing activities	(8,879)	(12,702)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior subordinated notes due 2018	—	86,250
Repayments of bank borrowings - net	(28,497)	(14,831)
Principal repayments of notes payable-other and CDD bond obligations	(33)	(789)
Dividends paid on preferred shares	(1,219)	—
Net proceeds from issuance of common shares	—	54,617
Debt issue costs	—	(3,544)
Proceeds from exercise of stock options	1,366	—
Net cash (used in) provided by financing activities	(28,383)	121,703
Net (decrease) increase in cash and cash equivalents	(39,365)	117,559
Cash and cash equivalents balance at beginning of period	128,725	145,498
Cash and cash equivalents balance at end of period	$89,360	$263,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$(209)	$(1,112)
Income taxes	$765	$73

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,070)	$(368)
Consolidated inventory not owned	$(148)	$(2,111)
Distribution of single-family lots from unconsolidated joint ventures	$1,355	$1,303
Reclassification of preferred shares subject to redemption	$—	$50,352

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of M/I Homes, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that period. Actual results could differ from these estimates and have a significant impact on the financial condition and results of operations and cash flows. With regard to the Company, estimates and assumptions are inherent in calculations relating to valuation of inventory and investment in unconsolidated joint ventures, property and equipment depreciation, valuation of derivative financial instruments, accounts payable on inventory, accruals for costs to complete inventory, accruals for warranty claims, accruals for self-insured general liability claims, litigation, accruals for health care and workers' compensation, accruals for guaranteed or indemnified loans, stock-based compensation expense, income taxes, and contingencies. Items that could have a significant impact on these estimates and assumptions include the risks and uncertainties listed in “Item 1A. Risk Factors” in Part I of our 2013 Form 10-K, as the same may be updated from time to time in our subsequent filings with the SEC.

Reclassifications

Certain amounts in our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 were adjusted to conform to our 2014 presentation. The Company also reclassified certain amounts presented in the Supplemental Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013 included in Note 11. The Company believes these reclassifications are immaterial to the supplemental condensed consolidating financial statements which are presented as supplemental information. These reclassifications do not affect the Company's consolidated financial statements for either period.

Impact of New Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04: Receivables - Troubled Debt Restructurings by Creditors (“ASU 2014-04”), which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. This guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property. The guidance is effective for the Company beginning October 1, 2015 and is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

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
The table below shows the notional amounts of our financial instruments at March 31, 2014 and December 31, 2013:

Description of financial instrument (in thousands)	March 31, 2014	December 31, 2013
Best efforts contracts and related committed IRLCs	$3,104	$2,494
Uncommitted IRLCs	58,687	49,710
FMBSs related to uncommitted IRLCs	64,000	48,000
Best efforts contracts and related mortgage loans held for sale	36,072	63,386
FMBSs related to mortgage loans held for sale	19,000	20,000
Mortgage loans held for sale covered by FMBSs	18,737	19,884

The table below shows the level and measurement of assets and liabilities measured on a recurring basis at March 31, 2014 and December 31, 2013:

Description of Financial Instrument (in thousands)	Fair Value Measurements March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$55,750	$—	$55,750	$—
Forward sales of mortgage-backed securities	180	—	180	—
Interest rate lock commitments	402	—	402	—
Best-efforts contracts	66	—	66	—
Total	$56,398	$—	$56,398	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$81,810	$—	$81,810	$—
Forward sales of mortgage-backed securities	745	—	745	—
Interest rate lock commitments	(319)	—	(319)	—
Best-efforts contracts	479	—	479	—
Total	$82,715	$—	$82,715	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Description (in thousands)	2014	2013
Mortgage loans held for sale	$2,788	$924
Forward sales of mortgage-backed securities	(565)	(330)
Interest rate lock commitments	721	193
Best-efforts contracts	(413)	(123)
Total gain recognized	$2,531	$664

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	March 31, 2014		March 31, 2014
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$180	Other liabilities	$—
Interest rate lock commitments	Other assets	402	Other liabilities	—
Best-efforts contracts	Other assets	66	Other liabilities	—
Total fair value measurements		$648		$—

	Asset Derivatives		Liability Derivatives
	December 31, 2013		December 31, 2013
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$745	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	319
Best-efforts contracts	Other assets	479	Other liabilities	—
Total fair value measurements		$1,224		$319

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

As of March 31, 2014, our projections generally assume a gradual improvement in market conditions over time. If communities are not recoverable based on estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The fair value of a community is estimated by discounting management's cash flow projections using an appropriate risk-adjusted interest rate. As of March 31, 2014, we utilized discount rates ranging from 13% to 16% in our valuations. The discount rate used in determining each asset's estimated fair value reflects the inherent risks associated with the related estimated cash flow stream, as well as current risk-free rates available in the market and estimated market risk premiums. For example, construction in progress inventory, which is closer to completion, will generally require a lower discount rate than land under development in communities consisting of multiple phases spanning several years of development.

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

In order to estimate the sales prices included in its cash flow models, the Company considers the historical sales prices realized on homes it delivered in the community and other communities in the geographic area, as well as the sales prices included in its current backlog for such communities. In addition, the Company considers internal and external market studies and trends, which may include, but are not limited to, statistics on sales prices in neighboring communities, which include the impact of short sales, if any, and sales prices on similar products in non-neighboring communities in the geographic area where the community is located. When analyzing its historical sales prices and corresponding market studies, the Company places greater emphasis on more current metrics and trends such as the sales prices realized in its most recent quarters and the sales prices in current backlog. Based upon this analysis, the Company sets a sales price for each house type in the community which it believes will achieve an acceptable gross margin and sales pace in the community. This price becomes the price published to the sales force for use in its sales efforts. The Company then considers the average of these published sales prices when estimating the future sales prices in its cash flow models, assuming no increase in weighted average sales price in 2014, a 4% increase in 2015 and 2016, and a 2% increase in 2017 and beyond.

In order to arrive at the Company's assumed costs to build and deliver homes, the Company generally assumes a cost structure reflecting contracts currently in place with its vendors and subcontractors, adjusted for any anticipated cost reduction initiatives or increases in cost structure. With respect to overhead included in the cash flow models, the Company uses forecasted rates included in the Company's annual budget adjusted for actual experience that is materially different than budgeted rates. The Company anticipates no increase in assumed weighted average costs in 2014, a 4% increase in 2015 and 2016, and a 2% increase in 2017 and beyond.

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

For raw land, land under development, or lots that management intends to market for sale to a third party, but that do not meet all of the criteria to be classified as land held for sale as discussed below, the estimated fair values of the assets are determined based on either the estimated net sales proceeds expected to be realized on the sale of the assets or the estimated fair value determined using cash flow valuation techniques.

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

Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the three month period ended March 31, 2014, we increased our total investment in such joint venture arrangements from December 31, 2013 by $9.6 million primarily due to a joint investment with another builder in a land development in our Southern region.

For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company's ownership interest in these LLCs as of March 31, 2014 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810-10”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity. To determine whether we are the primary beneficiary of an entity, we consider whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. This analysis considers, among other things, whether we have the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with M/I Homes; and the ability to change or amend the existing option contract with the VIE. If we determine that we are not able to control such activities, we are not considered the primary beneficiary of the VIE.

As of March 31, 2014, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over any of these LLCs, including our VIE, as we do not have the ability to control the activities that most significantly impact their economic performance. As a result, we are not required to consolidate any of the LLCs into our financial statements and we instead recorded the LLCs in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.

We enter into option or purchase agreements to acquire land or lots, for which we generally pay non-refundable deposits. We also analyze these agreements under ASC 810-10 to determine whether we are the primary beneficiary of the VIE, if applicable, using an analysis similar to that described above. If we are deemed to be the primary beneficiary of the VIE, we will consolidate the VIE in our consolidated financial statements. In cases where we are the primary beneficiary, even though we do not have title to such land, we are required to consolidate these purchase/option agreements and reflect such assets and liabilities as Consolidated Inventory not Owned in our Unaudited Condensed Consolidated Balance Sheets. At both March 31, 2014 and December 31, 2013, we were not required to consolidate any of our option or purchase agreements.

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

If the fair value of the investment is less than the investment's carrying value and the Company has determined that the decline in value is other than temporary, the Company would write down the value of the investment to fair value. The determination of whether an investment's fair value is less than the carrying value requires management to make certain assumptions regarding the amount and timing of future contributions to the unconsolidated joint venture, the timing of distribution of lots to the Company from the unconsolidated joint venture, the projected fair value of the lots at the time of distribution to the Company, and the estimated proceeds from, and timing of, the sale of land or lots to third parties. In determining the fair value of investments in unconsolidated joint ventures, the Company evaluates the projected cash flows associated with each unconsolidated joint venture. As of March 31, 2014, the Company used a discount rate of 16% in determining the fair value of investments in unconsolidated joint ventures. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. The factors management considers are: (1) the length of time and the extent to which the market value has been less than cost; (2) the financial condition and near-term prospects of the company; and (3) the intent and ability of the Company to retain its investment in the unconsolidated joint venture for a period of time sufficient to allow for any anticipated recovery in market value. We believe that the Company's maximum exposure related to its investment in these unconsolidated joint ventures as of March 31, 2014 is the amount invested of $44.8 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Included in the Company's investment in unconsolidated joint ventures at both March 31, 2014 and December 31, 2013 were $0.8 million of capitalized interest and other costs.

Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period; however, due to the passage of time, change in market conditions, and/or changes in management's intentions with respect to the inventory, a change in assumptions could result and impairment could occur.

The table below shows the level and measurement of the Company's assets measured on a non-recurring basis as of and for the three months ended March 31, 2014 and 2013:

		Three Months Ended March 31,
Description (in thousands)	Hierarchy	2014	2013 (2)

Adjusted basis of inventory (1)	Level 3	$—	$2,015
Total losses		—	900

Initial basis of inventory		$—	$2,915

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

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

The following table presents the carrying amounts and fair values of the Company's financial instruments at March 31, 2014 and December 31, 2013. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$100,911	$100,911	$142,627	$142,627
Mortgage loans held for sale	55,750	55,750	81,810	81,810
Split dollar life insurance policies	185	185	171	171
Notes receivable	4,692	3,780	3,151	2,784
Commitments to extend real estate loans	402	402	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	66	66	479	479
Forward sales of mortgage-backed securities	180	180	745	745
Liabilities:
Notes payable - banks	51,532	51,532	80,029	80,029
Notes payable - other	7,757	7,651	7,790	7,452
Convertible senior subordinated notes due 2017	57,500	69,431	57,500	74,391
Convertible senior subordinated notes due 2018	86,250	91,748	86,250	95,845
Senior notes due 2018	228,169	248,113	228,070	248,975
Commitments to extend real estate loans	—	—	319	319
Off-Balance Sheet Financial Instruments:
Letters of credit	—	356	—	413

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at March 31, 2014 and December 31, 2013:

Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at March 31, 2014 and December 31, 2013. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Notes Payable - Banks. The Company is a party to three primary credit agreements: (1) a $200 million unsecured revolving credit facility dated July 18, 2013, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, with M/I Financial as borrower, amended on March 28, 2014 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement, with M/I Financial as borrower, amended on November 6, 2013 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to the Company during the first quarter of 2014 fluctuated with the Alternate Base Rate or the Eurodollar Rate (for the Credit Facility) or LIBOR (for the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility).

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $25.7 million and $25.8 million represent potential commitments at March 31, 2014 and December 31, 2013, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 3. Inventory

A summary of the Company's inventory as of March 31, 2014 and December 31, 2013 is as follows:

(In thousands)	March 31, 2014	December 31, 2013
Single-family lots, land and land development costs	$337,137	$323,673
Land held for sale	3,623	8,059
Homes under construction	325,439	305,499
Model homes and furnishings - at cost (less accumulated depreciation: March 31, 2014 - $5,642; December 31, 2013 - $5,173)	36,831	34,433
Community development district infrastructure	2,060	3,130
Land purchase deposits	16,910	14,365
Consolidated inventory not owned	1,627	1,775
Total inventory	$723,627	$690,934

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of March 31, 2014 and December 31, 2013, we had 782 homes (with a carrying value of $119.0 million) and 798 homes (with a carrying value of $123.3 million), respectively, included in homes under construction that were not subject to a sales contract.

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

NOTE 4. Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  The summary of capitalized interest for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Capitalized interest, beginning of period	$13,802	$15,376
Interest capitalized to inventory	3,250	2,777
Capitalized interest charged to land and housing costs and expenses	(3,108)	(3,528)
Capitalized interest, end of period	$13,944	$14,625

Interest incurred	$7,420	$7,117

NOTE 5. Guarantees and Indemnifications

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

A summary of warranty activity for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Warranty reserves, beginning of period	$12,291	$10,438
Warranty expense on homes delivered during the period	1,359	1,338
Changes in estimates for pre-existing warranties	238	—
Settlements made during the period	(2,119)	(1,376)
Warranty reserves, end of period	$11,769	$10,400

Guarantees

In the ordinary course of business, M/I Financial, LLC (“M/I Financial”), a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet those terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $6.5 million and $5.2 million were covered under the above guarantees as of March 31, 2014 and December 31, 2013, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on the above loans was deferred at March 31, 2014, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial did not repurchase any loans under the above agreements during the three months ended March 31, 2014. The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $7.9 million and $8.2 million at March 31, 2014 and December 31, 2013, respectively.  The risk associated with the guarantees above is offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. As of March 31, 2014 and December 31, 2013, the total of all loans indemnified to third party insurers relating to the above agreements was $1.6 million and $1.5 million, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company has recorded a liability relating to the guarantees described above totaling $2.8 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively, which is management's best estimate of the Company's liability.

At March 31, 2014, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company's obligations under the 2018 Senior Notes and the Credit Facility are guaranteed jointly and severally on a senior unsecured basis by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the Indenture for the 2018 Senior Notes. The Company's obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors for the 2018 Senior Notes and the Credit Facility (the “Guarantor Subsidiaries”).

NOTE 6. Commitments and Contingencies

At March 31, 2014, the Company had outstanding approximately $96.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through October 2018. Included in this total are: (1) $66.0 million of performance and maintenance bonds and $14.0 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.7 million of financial letters of credit, of which $6.2 million represent deposits on land and lot purchase agreements; and (3) $4.3 million of financial bonds.

At March 31, 2014, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $445.3 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.

The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions that are incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, it is possible that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At March 31, 2014 and December 31, 2013, we had $0.1 million and $0.3 million reserved for legal expenses, respectively.

NOTE 7. Debt

Notes Payable - Homebuilding

The Credit Facility matures on July 18, 2016, and provides revolving credit financing for the Company with a maximum borrowing availability of $200 million and a sub-limit of $100 million for the issuance of letters of credit. The Credit Facility contains an uncommitted $25 million accordion feature under which its aggregate principal amount can be increased to up to $225 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. Interest on amounts borrowed under the Credit Facility is payable at a rate based on either the Alternate Base Rate plus 2.25% or at the Eurodollar Rate plus 3.25%. Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants. At March 31, 2014, the Company was in compliance with all financial covenants of the Credit Facility.
At March 31, 2014, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $320.5 million, so the full amount of the $200 million facility was available. There were no borrowings outstanding and $14.6 million of letters of credit outstanding, leaving net remaining borrowing availability of $185.4 million as of March 31, 2014.

The Company's obligations under the Credit Facility are guaranteed by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11 to our Unaudited Condensed Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. The guarantors for the Credit Facility are the same subsidiaries that guarantee the 2018 Senior Notes, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
The Company’s obligations under the Credit Facility are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness. Our obligations under the Credit Facility are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness.

The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturities ranging from June 1, 2014 to September 30, 2014. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $1.3 million was uncommitted at March 31, 2014 and could be withdrawn at any time. At March 31, 2014 and December 31, 2013, there was $11.0 million and $13.4 million of outstanding letters of credit in aggregate under the Company's three Letter of Credit Facilities, respectively, which were collateralized with $11.3 million and $13.7 million of the Company's cash, respectively.

Notes Payable — Financial Services

In March 2014, M/I Financial entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, increased the maximum borrowing availability to $110.0 million from $100.0 million and included an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders), extended the expiration date to March 27, 2015, increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines to $150.0 million from $125.0 million, and, effective with the quarter ending September 30, 2014, increased M/I Financial's minimum required tangible net worth requirement from $10.0 million to $11.0 million and the minimum required liquidity requirement from $5.0 million to $5.5 million. The interest rate was also adjusted to a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.0%.

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

At March 31, 2014 and December 31, 2013, M/I Financial's total combined maximum borrowing availability under the two credit facilities was $125.0 million and $115.0 million, respectively. At March 31, 2014 and December 31, 2013, M/I Financial had $51.5 million and $80.0 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.

Senior Notes
In November 2010, the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million. As of both March 31, 2014 and December 31, 2013, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of March 31, 2014, the Company was in compliance with all terms, conditions, and financial covenants under the indenture.
The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11 to our Unaudited Condensed Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. As of March 31, 2014, the guarantors for the 2018 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $40 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010, excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $136.4 million at March 31, 2014. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.

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
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $7.8 million as of both March 31, 2014 and December 31, 2013.  The balance consists primarily of a mortgage note payable with a $4.7 million principal balance outstanding at March 31, 2014 (and $4.8 million outstanding at December 31, 2013), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable acquired through normal course of business.

NOTE 8. Earnings Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2014	2013
NUMERATOR
Net income	$12,632	$4,587
Preferred stock dividends	(1,219)	—
Excess of fair value over book value of preferred shares redeemed	—	(2,190)
Net income to common shareholders	11,413	2,397
Interest on 3.25% convertible senior subordinated notes due 2017	358	—
Interest on 3.00% convertible senior subordinated notes due 2018	482	—
Diluted income available to common shareholders	$12,253	$2,397
DENOMINATOR
Basic weighted average shares outstanding	24,417	22,273
Effect of dilutive securities:
Stock option awards	239	296
Deferred compensation awards	129	119
3.25% convertible senior subordinated notes due 2017	2,416	—
3.00% convertible senior subordinated notes due 2018	2,669	—
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,870	22,688
Earnings per common share
Basic	$0.47	$0.11
Diluted	$0.41	$0.11
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,154	856

During the first quarter of 2014, the Company declared a cash dividend of $609.375 per preferred share on its 2,000 outstanding Series A Preferred Shares. The dividend was paid on March 17, 2014 to holders of record as of March 1, 2014 for $1.2 million in cash. This charge reduced net income to common shareholders in the earnings per share calculation above for the three month period ended March 31, 2014.

In March 2013, the Company announced its intention to redeem 2,000 of its outstanding Series A Preferred Shares and recognized a $2.2 million non-cash equity charge in the first quarter of 2013 related to the excess of fair value over carrying value relating primarily to the original issuance costs that were paid in 2007. This charge reduced net income to common shareholders in the earnings per share calculation above for the three months ended March 31, 2013. On April 10, 2013, the Company redeemed the 2,000 Series A Preferred Shares for $50.4 million in cash.

During the quarter ended March 31, 2013, the Company also issued 2.461 million common shares in a public offering at a price of $23.50 per share (for net proceeds of $54.6 million), which shares are included above in our total basic weighted average shares outstanding for both periods presented.

For the three months ended March 31, 2014, the effect of convertible debt was included in the diluted earnings per share calculations. For the three months ended March 31, 2013, the effect of convertible debt was not included in the diluted earnings per share calculations as it would have been anti-dilutive.

NOTE 9. Income Taxes

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

During the year ended December 31, 2013, the Company concluded based on its analysis of positive and negative evidence, that the objective positive evidence outweighed the negative evidence and that the Company will more likely than not realize a majority of its deferred tax assets. As a result of such determination, the Company reversed a majority of its deferred tax asset in 2013.

On February 1, 2014, M/I Financial Corp. was converted from a wholly-owned Ohio C corporation to a wholly-owned Ohio limited liability company, and its name was changed to M/I Financial, LLC.  M/I Financial, LLC will be disregarded for state and federal income tax purposes as an entity separate from its owner and will report its income and deductions on M/I Homes, Inc.’s federal and state tax returns.  As a result, we estimate that we will utilize more of our state tax NOLs than previously estimated, and recognized a tax benefit of approximately $5.3 million during the first quarter of 2014. Of that amount, approximately $3.0 million is attributable to the conversion of M/I Financial and the remainder was attributable to better than anticipated operating results during the first quarter of 2014. These reversals were partially offset by income tax expense incurred of $5.2 million. At March 31, 2014, the Company's total deferred tax assets were $116.0 million, which, inclusive of our remaining valuation allowance, results in a deferred tax asset of $112.1 million. The $112.1 million total deferred tax asset after valuation allowance is offset by $0.8 million of total deferred tax liabilities for a $111.2 million net deferred tax asset. The $111.2 million net deferred tax asset is reported on the Company's Unaudited Condensed Consolidated Balance Sheets, net of a $4.0 million valuation allowance.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

(In thousands)	March 31, 2014	December 31, 2013
Deferred tax assets:
Warranty, insurance and other accruals	$11,373	12,003
Inventory	14,892	16,657
State taxes	109	106
Net operating loss carryforward	88,699	91,659
Deferred charges	944	897
Total deferred tax assets	$116,017	$121,322
Less valuation allowance	$(3,964)	$(9,291)
Total deferred tax assets, net of valuation allowance	$112,053	$112,031
Deferred tax liabilities:
Depreciation	(497)	774
Prepaid expenses	(342)	346
Total deferred tax liabilities	(839)	1,120

Total deferred tax assets, net of valuation allowance	111,214	110,911

The provision (benefit) from income taxes consists of the following:

	Three Months Ended March 31,
(In thousands)	2014	2013
Current:
Federal	$—	$—
State	$155	$299
	$155	$299

(In thousands)
Deferred:
Federal	$(205)	$—
State	$(97)	$—
	(302)	—
Total	$(147)	$299
At March 31, 2014, the Company had federal NOL carryforwards of approximately $69.4 million and federal credit carryforwards of $4.4 million. Federal NOL carryforwards may be carried forward up to 20 years to offset future taxable income. Our federal carryforward benefits begin to expire in 2028. The Company had $15.0 million of state NOL carryforwards at March 31, 2014. State NOLs may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with $8.3 million expiring between 2014 and 2027 and $6.7 million expiring between 2028 and 2032, absent sufficient state taxable income.

NOTE 10. Business Segments

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

The following table shows, by segment, revenue; operating income; interest expense; and income before income taxes for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Revenue:
Midwest homebuilding	$79,604	$60,702
Southern homebuilding	80,200	50,961
Mid-Atlantic homebuilding	67,172	70,654
Financial services (a)	7,865	8,410
Total revenue	$234,841	$190,727

Operating income:
Midwest homebuilding (b)	$7,243	$2,201
Southern homebuilding (b)	5,877	3,091
Mid-Atlantic homebuilding (b)	4,793	4,345
Financial services (a)	5,026	5,455
Less: Corporate selling, general and administrative expense	(6,346)	(5,866)
Total operating income	$16,593	$9,226

Interest expense:
Midwest homebuilding	$1,269	$1,474
Southern homebuilding	1,591	1,304
Mid-Atlantic homebuilding	995	1,244
Financial services (a)	315	318
Total interest expense	$4,170	$4,340

Equity in income of unconsolidated joint ventures	(62)	—

Income before income taxes	$12,485	$4,886

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

(b)
For the three months ended March 31, 2013, the impact of charges relating to the impairment of future communities and land held for sale in the Midwest region reduced operating income by $0.3 million and $0.6 million, respectively. There were no charges relating to the impairment of inventory for the three months ended March 31, 2014 and no charges in the Mid-Atlantic or Southern regions for the three months ended March 31, 2013.

The following tables show total assets by segment at March 31, 2014 and December 31, 2013:

	March 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,040	$9,353	$5,517	$—	$16,910
Inventory (a)	240,696	256,348	209,673	—	706,717
Investments in unconsolidated joint ventures	4,361	40,486	—	—	44,847
Other assets	11,115	16,268	8,121	280,925	316,429
Total assets	$258,212	$322,455	$223,311	$280,925	$1,084,903

	December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

NOTE 11. Supplemental Guarantor Information

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

As of March 31, 2014, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes.

In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$226,976	$7,865	$—	$234,841
Costs and expenses:
Land and housing	—	183,964	—	—	183,964
General and administrative	—	15,291	3,024	—	18,315
Selling	—	15,969	—	—	15,969
Equity in income of unconsolidated joint ventures	—	—	(62)	—	(62)
Interest	—	3,854	316	—	4,170
Total costs and expenses	—	219,078	3,278	—	222,356

Income before income taxes	—	7,898	4,587	—	12,485

(Benefit) provision for income taxes	—	(1,781)	1,634	—	(147)

Equity in subsidiaries	12,632	—	—	(12,632)	—

Net income (loss)	12,632	9,679	2,953	(12,632)	12,632

Preferred dividends	1,219	—	—	—	1,219

Net income (loss) to common shareholders	$11,413	$9,679	$2,953	$(12,632)	$11,413

	Three Months Ended March 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$182,317	$8,410	$—	$190,727
Costs and expenses:
Land and housing	—	151,513	—	—	151,513
Impairment of inventory and investment in unconsolidated joint ventures	—	900	—	—	900
General and administrative	—	12,842	3,137	—	15,979
Selling	—	13,092	17	—	13,109
Interest	—	4,022	318	—	4,340
Total costs and expenses	—	182,369	3,472	—	185,841

Income before income taxes	—	(52)	4,938	—	4,886

(Benefit) provision for income taxes	—	(1,415)	1,714	—	299

Equity in subsidiaries	4,587	—	—	(4,587)	—

Net income (loss)	4,587	1,363	3,224	(4,587)	4,587

Excess of fair value over book value of preferred shares redeemed	2,190	—	—	—	2,190

Net income (loss) to common shareholders	$2,397	$1,363	$3,224	$(4,587)	$2,397

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$75,221	$14,139	$—	$89,360
Restricted cash	—	11,551	—	—	11,551
Mortgage loans held for sale	—	—	55,750	—	55,750
Inventory	—	723,627	—	—	723,627
Property and equipment - net	—	10,226	280	—	10,506
Investment in unconsolidated joint ventures	—	22,814	22,033	—	44,847
Deferred income taxes, net of valuation allowances	—	110,241	973	—	111,214
Investment in subsidiaries	545,511	—	—	(545,511)	—
Intercompany assets	323,761	—	—	(323,761)	—
Other assets	9,238	18,698	10,112	—	38,048
TOTAL ASSETS	$878,510	$972,378	$103,287	$(869,272)	$1,084,903

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$71,043	$333	$—	$71,376
Customer deposits	—	12,984	—	—	12,984
Intercompany liabilities	—	299,016	24,745	(323,761)	—
Other liabilities	—	53,720	5,337	—	59,057
Community development district obligations	—	2,060	—	—	2,060
Obligation for consolidated inventory not owned	—	1,627	—	—	1,627
Notes payable bank - financial services operations	—	—	51,532	—	51,532
Notes payable - other	—	7,757	—	—	7,757
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,169	—	—	—	228,169
TOTAL LIABILITIES	371,919	448,207	81,947	(323,761)	578,312

SHAREHOLDERS’ EQUITY	506,591	524,171	21,340	(545,511)	506,591

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$878,510	$972,378	$103,287	$(869,272)	$1,084,903

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$113,407	$15,318	$—	$128,725
Restricted cash	—	13,902	—	—	13,902
Mortgage loans held for sale	—	—	81,810	—	81,810
Inventory	—	690,934	—	—	690,934
Property and equipment - net	—	10,267	269	—	10,536
Investment in unconsolidated joint ventures	—	13,525	21,741	—	35,266
Deferred income taxes, net of valuation allowances	—	109,763	1,148	—	110,911
Investment in subsidiaries	535,879	—	—	(535,879)	—
Intercompany assets	318,852	—	—	(318,852)	—
Other assets	9,892	17,180	11,020	—	38,092
TOTAL ASSETS	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$69,887	$339	$—	$70,226
Customer deposits	—	11,262	—	—	11,262
Intercompany liabilities	—	296,229	22,623	(318,852)	—
Other liabilities	—	64,413	6,928	—	71,341
Community development district obligations	—	3,130	—	—	3,130
Obligation for consolidated inventory not owned	—	1,775	—	—	1,775
Notes payable bank - financial services operations	—	—	80,029	—	80,029
Notes payable - other	—	7,790	—	—	7,790
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,070	—	—	—	228,070
TOTAL LIABILITIES	371,820	454,486	109,919	(318,852)	617,373

SHAREHOLDERS’ EQUITY	492,803	514,492	21,387	(535,879)	492,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,000	$(31,968)	$29,865	$(3,000)	$(2,103)

INVESTING ACTIVITIES:
Restricted cash	—	2,395	—		2,395
Purchase of property and equipment	—	(363)	(37)		(400)
Investments in and advances to unconsolidated joint ventures	—	(9,289)	(1,585)	—	(10,874)
Net cash used in investing activities	—	(7,257)	(1,622)	—	(8,879)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(28,497)	—	(28,497)
Principal repayments of note payable - other and community development district bond obligations	—	(33)	—	—	(33)
Proceeds from exercise of stock options	1,366	—	—	—	1,366
Intercompany financing	(3,147)	1,072	2,075	—	—
Dividends paid	(1,219)	—	(3,000)	3,000	(1,219)
Net cash (used in) provided by financing activities	(3,000)	1,039	(29,422)	3,000	(28,383)

Net decrease in cash and cash equivalents	—	(38,186)	(1,179)	—	(39,365)
Cash and cash equivalents balance at beginning of period	—	113,407	15,318	—	128,725
Cash and cash equivalents balance at end of period	$—	$75,221	$14,139	$—	$89,360

	Three Months Ended March 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided (used in) by operating activities	$2,600	$(9,997)	$18,555	$(2,600)	$8,558

INVESTING ACTIVITIES:
Restricted cash	—	(621)	—	—	(621)
Purchase of property and equipment	—	(192)	(37)	—	(229)
Investments in and advances to unconsolidated joint ventures	—	—	(11,852)	—	(11,852)
Net cash used in investing activities	—	(813)	(11,889)	—	(12,702)

FINANCING ACTIVITIES:
Proceeds from bank borrowings - net	—	—	(14,831)	—	(14,831)
Principal proceeds from note payable - other and community development district bond obligations	—	(789)	—	—	(789)
Proceeds from issuance of convertible senior subordinated notes due 2017	86,250	—	—	—	86,250
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Intercompany financing	(143,467)	133,958	9,509	—	—
Dividends paid	—	—	(2,600)	2,600	—
Debt issue costs	—	(3,544)		—	(3,544)
Net cash (used in) provided by financing activities	(2,600)	129,625	(7,922)	2,600	121,703

Net increase in cash and cash equivalents	—	118,815	(1,256)	—	117,559
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$245,149	$17,908	$—	$263,057

(a)
Certain amounts above have been reclassified from intercompany financing to dividends paid and cash flows from operating activities for the three months ended March 31, 2013. These reclassifications relate solely to transactions between M/I Homes, Inc. and its subsidiaries and are immaterial to the Supplemental Condensed Consolidated Financial Statements. These reclassifications do not impact the Company's consolidated financial statements.

NOTE 12. Stock-Based Compensation

The Company has an equity compensation plan, the 2009 Long-Term Incentive Plan (the “Plan”) which has been amended from time to time. The Plan was approved by our shareholders and is administered by the Compensation Committee of our Board of Directors. Under the Plan, the Company is permitted to grant (1) nonqualified stock options to purchase common shares, (2) incentive stock options to purchase common shares, (3) stock appreciation rights, (4) restricted common shares, (5) other stock-based awards - awards that are valued in whole or in part by reference to, or otherwise based on, the fair market value of the common shares, and (6) cash-based awards to its officers, employees, non-employee directors and other eligible participants. Subject to certain adjustments, the plan authorizes awards to officers, employees, non-employee directors and other eligible participants for up to 1,600,000 common shares, of which 185,670 remain available for grant at March 31, 2014.

On February 18, 2014, the Company awarded 397,500 annual service-based nonqualified stock options at an exercise price of $23.79 (the closing price of our common shares on the New York Stock Exchange on such date) and related fair value of $12.64 that vest ratably over a five-year period. On February 18, 2014, the Company also awarded its executive officers (in the aggregate) a target number of performance share units (“PSU's”) equal to 50,439 PSU's. Each PSU represents a contingent right to receive one common share of the Company if vesting is satisfied at the end of a three-year performance period (the “Performance Period”). The ultimate number of PSU's that will vest and be earned, if any, after the completion of the Performance Period, is based on (1) (a) the Company’s cumulative pre-tax income from operations, excluding extraordinary items, over the Performance Period (weighted 80%) (the “Performance Condition Awards”), and (b) the Company’s total relative shareholder return over the Performance Period compared to the total shareholder return of a peer group of other publicly-traded homebuilders (weighted 20%) (the “Market Condition Awards”) and (2) the participant’s continued employment through the end of the Performance Period, except in the case of termination due to death, disability or retirement or involuntary termination without cause by the Company. The grant date fair value of the Performance Condition Awards and Market Condition Awards was $23.79 and $21.00, respectively. The number of PSU's that vest may increase by up to 50% from the target number based on levels of achievement of the above criteria as set forth in the applicable award agreements and decrease to zero if the Company fails to meet the minimum performance levels for both of the above criteria. If the Company achieves the minimum performance levels for both of the above criteria, 50% of the target number of PSU's will vest and be earned. Any portion of PSU's that do not vest at the end of the Performance Period will be forfeited.

In accordance with ASC 718-10-25-20, Compensation-Stock Compensation, compensation expense related to the awards under the Plan is determined as follows:

Type of Award	Method of Determination of Fair Value	Timing of Recording of Compensation Costs

Stock-Based Service Awards	Black-Scholes Option Pricing Model	Ratably over vesting period
Performance Condition Awards	Closing price of Company's Stock on date of grant	Ratably over the Performance Period (1)
Market Condition Awards	Monte Carlo Simulation Model	Ratably over the Performance Period

(1) ASC 718 - Compensation - Stock Compensation requires that we assess the probability of the attainment of the performance target. Once the Company determines that the target is probable of achievement, the life-to-date expense is recorded immediately and the remaining expense is recorded on a straight-line basis through the end of the Performance Period.

Total recorded compensation expense relating to equity awards granted under the Plan was approximately $0.7 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered more than 87,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). We also operate under the name Triumph Homes in certain communities in our Houston, Texas market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 for more information regarding those risk factors.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information about our accounting policies.

We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2014 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that its chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 13 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar long-term economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the occasional sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

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

Overview

We believe the housing market in general moderated in 2014's first quarter compared to 2013's first quarter, which we believe was due to a number of factors, including (1) the increase in mortgage rates since May 2013, (2) reduced affordability in certain markets as a result of increasing average sales prices as well as the higher mortgage rates, (3) the tepid pace of the economic recovery and uneven job creation, and (4) the imposition of lower loan limits on government-sponsored mortgages beginning in January 2014. We believe our first quarter results were also negatively impacted, comparatively, by the harsh weather conditions in many of our markets which kept potential homebuyers at home, delayed the opening of certain of our new communities and their contribution to our new contract results, and delayed the completion of construction of homes. Despite this moderation in the housing market and the unfavorable weather conditions, we experienced improvements in most of our financial and operating metrics, with the exception of our new contracts, which declined by 6% during the three months ended March 31, 2014 compared to a year ago.

During the quarter ended March 31, 2014, the Company reported a 23.1% increase in revenue compared to the same period in 2013 and achieved net income of $12.6 million, of which $7.3 million ($0.23 per diluted share) related to our core profitability and $5.3 million ($0.18 per diluted share) related to the accounting benefit from income taxes associated with the reversal of a portion of our remaining state deferred tax asset valuation allowance (see Note 9 to our Unaudited Condensed Consolidated Financial Statements for further information). We also achieved our highest gross and operating margins in any quarter since 2006, with gross margin reaching 21.7% and operating margin reaching 7.1%. We believe our improved results of operations are attributable to (1) our strategic growth and investment in new communities, along with a shift in our mix of communities towards better performing locations within each of our markets; (2) our continued progress in shifting our investment to housing markets with stronger economic growth, including expansion into new markets; and (3) the strong contribution from our financial services operations. Please see further discussion of our financial and operating metrics below in the “Summary of Company Results” and our “Year Over Year Comparison” section.

Summary of Financial Results

For the quarter ended March 31, 2014, we achieved net income to common shareholders of $11.4 million, or $0.41 per diluted share, which included a $5.3 million accounting benefit from income taxes associated with the reversal of a portion of the remaining valuation allowance against our state deferred tax assets and $1.2 million of dividend payments made to holders of our Series A Preferred Shares. This compares to net income to common shareholders of $2.4 million, or $0.11 per diluted share, for the first quarter of 2013, which included $0.9 million of pre-tax impairment charges and a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the first quarter of 2013.

During the three months ended March 31, 2014, we recorded total revenue of $234.8 million of which $220.7 million was from homes delivered, $6.3 million was from land sales and $7.9 million was from our financial services operations. Revenue from homes delivered increased 24% driven primarily by the 110 additional homes delivered in 2014's first quarter compared to the same period in 2013 and a 5% increase in the average sales price of homes delivered ($15,000 per home delivered). In addition revenue from land sales increased $1.7 million during the first quarter of 2014 primarily due to two large land sales in our Midwest region offset partially by a slight decline in revenue from land sales in our Mid-Atlantic region compared to prior year. Revenue in our financial services segment decreased 6% to $7.9 million in the first quarter of 2014 primarily due to the factors discussed below in our “Year Over Year Comparison” section.

Total gross margin increased $12.6 million in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of a $12.5 million improvement in the gross margin of our homebuilding operations. The increase in homebuilding gross margin for the three months ended March 31, 2014 resulted primarily from the 5% increase in the average sales price of homes delivered ($15,000 per home delivered) and the 110 unit increase in the number of homes delivered. The increased sales prices for the three months ended March 31, 2014 were driven primarily by the performance of our newer communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets, a shift in the mix of homes delivered to higher priced and larger homes and improving market conditions. We also experienced better pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher average lot and construction costs related to both the mix of homes delivered as well as cost increases associated with homebuilding industry conditions and normal supply and demand dynamics. In the three month period ended March 31, 2014, we were able to pass a majority of the higher costs to our homebuyers in the form of higher sales prices and lower incentives. However, recent moderation in the sales price appreciation trends we experienced in the first half of 2013 may make it more difficult to continue to fully offset any additional increases in lot, material, labor and land costs that we may experience going forward.

Selling, general and administrative expense increased $5.2 million for the three months ended March 31, 2014, which partially offset the increase in our gross margins discussed above, but declined as a percentage of revenue to 14.6% compared to 15.3% for the three months ended March 31, 2013. Selling expense increased $2.9 million during the first quarter of 2014 from the prior year's first quarter but declined slightly as a percentage of revenue to 6.8% compared to 6.9% in the first quarter of 2013. Variable selling expense for sales commissions contributed $1.6 million to the increase due to the increase in the number of homes delivered and the higher average sales price. The increase in selling expense was also attributable to a $1.3 million increase in non-variable selling expense primarily related to an increase in expenses associated with our sales offices and models resulting from the increase in our number of communities. General and administrative expense increased $2.3 million during the first quarter of 2014 but declined as a percentage of revenue to 7.8% compared to 8.4% for the first quarter of 2013. This increase was primarily due to a $0.7 million increase in incentive compensation expense and a $1.5 million increase in payroll-related expense, resulting primarily from a 29% increase in our employee count related to our community count and backlog growth.
Summary of Operational Results

In addition to the improving financial results noted above, certain of our operational metrics also improved. For the quarter ended March 31, 2014, we achieved an 18% increase in the number of homes delivered and a 5% increase in the average sales price of homes delivered compared to the same period a year ago. We also experienced a 10% increase in the number of homes in our backlog, a 12% increase in the average sales price of homes in backlog, and a 24% increase in the overall sales value of our backlog at March 31, 2014 compared to March 31, 2013. We continue to invest in communities and markets that we believe will help us attain improved profitability as housing markets improve and enhance our ability to establish market share and create a platform for future growth in our current markets. During the three month period ended March 31, 2014, we opened 13 communities and closed 12 communities. However, new contracts declined by 6% during the three months ended March 31, 2014 compared to a year ago, and our absorption rates per community declined from 2.6 for the three months ended March 31, 2013 to 2.1 for the three months ended March 31, 2014. We believe this decline in new contracts and absorption rates from 2013's first quarter was the result of a more cautious homebuyer in 2014 as described above and harsh winter weather conditions that kept potential homebuyers at home and delayed our new community openings to late in the quarter. Additionally, the comparison of new contracts in the first quarter of 2014 with the prior year's first quarter was challenging as a result of our strong level of new contracts in the first quarter of 2013, which represented a 37% increase compared to the first quarter of 2012.
Outlook

Looking ahead, we continue to believe that the long-term fundamentals supporting a sustained multi-year housing recovery remain in place, despite recent softening in the demand for new homes. Taking into account normal seasonality, we believe an improving economy and job market should lead to a healthy level of demand for housing through the remainder of 2014, although likely at a more moderate and uneven pace. We expect that the level of demand will remain largely dependent on the extent of job growth and consumer confidence, along with stability in mortgage loan underwriting standards and interest rates. Furthermore, despite increased home prices and higher mortgage rates (which remain at historically low levels), we believe that the average cost of new home ownership currently provides value compared to the average cost of renting in most markets, and the current limited availability of housing inventory should increase the need for construction of new homes. We believe these conditions in the housing market, combined with our investments in land for new communities in desirable locations, should lead to continued positive comparisons in the Company's financial performance through the remainder of 2014.

Given our expectations with respect to homebuilding market conditions, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives during the remainder of 2014:

•	profitably growing our presence in our existing markets;

•	strategically investing in new markets;

•	maintain a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

With these objectives in mind and given our belief that we remain in the early stages of a broad, sustainable recovery in the U.S. new home market, we took a number of steps during the first three months of 2014 to position the Company for the remainder of 2014 and beyond, including investing $53.0 million in land acquisitions and $17.5 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $400 million to $500 million in 2014 on land purchases and land development. However, given varying results in each of our local markets, we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets.
Despite our positive expectations, it is unclear whether our financial results will continue to improve at the rate they did in 2013 and the first quarter of 2014 or whether our financial services operations will experience the same favorable operating results as in 2013. Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and grow our active communities provide our best opportunities to continue improving our financial results. However, we can provide no assurance that the rate of positive annual trends and/or sequential trends experienced in our financial and operating metrics in 2013 and the first quarter of 2014 will continue throughout the remainder of 2014.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and income before income taxes for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Revenue:
Midwest homebuilding	$79,604	$60,702
Southern homebuilding	80,200	50,961
Mid-Atlantic homebuilding	67,172	70,654
Financial services (a)	7,865	8,410
Total revenue	$234,841	$190,727

Gross margin:
Midwest homebuilding	$15,397	$9,189
Southern homebuilding	15,216	9,786
Mid-Atlantic homebuilding	12,399	10,929
Financial services (a)	7,865	8,410
Total gross margin	$50,877	$38,314

Selling, general and administrative expense:
Midwest homebuilding	$8,154	$6,988
Southern homebuilding	9,339	6,695
Mid-Atlantic homebuilding	7,606	6,584
Financial services (a)	2,839	2,955
Corporate	6,346	5,866
Total selling, general and administrative expense	$34,284	$29,088

Operating income (loss):
Midwest homebuilding	$7,243	$2,201
Southern homebuilding	5,877	3,091
Mid-Atlantic homebuilding	4,793	4,345
Financial services (a)	5,026	5,455
Corporate	(6,346)	(5,866)
Total operating income	$16,593	$9,226

Interest expense:
Midwest homebuilding	$1,269	$1,474
Southern homebuilding	1,591	1,304
Mid-Atlantic homebuilding	995	1,244
Financial services (a)	315	318
Total interest expense	$4,170	$4,340

Equity in income of unconsolidated joint ventures	(62)	—

Income before income taxes	$12,485	$4,886

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at March 31, 2014 and December 31, 2013:

	At March 31, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,040	$9,353	$5,517	$—	$16,910
Inventory (a)	240,696	256,348	209,673	—	706,717
Investments in unconsolidated joint ventures	4,361	40,486	—	—	44,847
Other assets	11,115	16,268	8,121	280,925	316,429
Total assets	$258,212	$322,455	$223,311	$280,925	$1,084,903

	At December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

(a)
Inventory includes single-family lots, land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments

The following table presents, by reportable segment, selected operating and financial information as of and for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Midwest Region
Homes delivered	259	232
New contracts, net	374	349
Backlog at end of period	660	535
Average sales price per home delivered	$296	$262
Average sales price of homes in backlog	$317	$270
Aggregate sales value of homes in backlog	$209,311	$144,480
Revenue homes	$76,656	$60,702
Revenue third party land sales	$2,948	$—
Operating income homes	$6,336	$2,849
Operating income (loss) land	$907	$(648)
Number of active communities	67	61
Southern Region
Homes delivered	275	191
New contracts, net	336	378
Backlog at end of period	510	528
Average sales price per home delivered	$284	$258
Average sales price of homes in backlog	$331	$280
Aggregate sales value of homes in backlog	$168,607	$147,679
Revenue homes	$78,146	$49,258
Revenue third party land sales	$2,054	$1,703
Operating income homes	$5,756	$2,061
Operating income land	$121	$1,030
Number of active communities	52	39
Mid-Atlantic Region
Homes delivered	203	204
New contracts, net	272	320
Backlog at end of period	355	322
Average sales price per home delivered	$325	$332
Average sales price of homes in backlog	$334	$339
Aggregate sales value of homes in backlog	$118,510	$109,026
Revenue homes	$65,908	$67,830
Revenue third party land sales	$1,264	$2,824
Operating income homes	$4,500	$3,736
Operating income land	$293	$609
Number of active communities	39	35
Total Homebuilding Regions
Homes delivered	737	627
New contracts, net	982	1,047
Backlog at end of period	1,525	1,385
Average sales price per home delivered	$299	$284
Average sales price of homes in backlog	$326	$290
Aggregate sales value of homes in backlog	$496,428	$401,186
Revenue homes	$220,710	$177,790
Revenue third party land sales	$6,266	$4,527
Operating income homes	$16,592	$8,646
Operating income land	$1,321	$991
Number of active communities	158	135
Financial Services
Number of loans originated	493	497
Value of loans originated	$124,362	$121,244

Revenue	$7,865	$8,410
Less: Selling, general and administrative expense	2,839	2,955
Interest expense	315	318
Income before income taxes	$4,711	$5,137

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

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Midwest	17.1%	19.0%
Southern	20.0%	14.3%
Mid-Atlantic	8.7%	9.9%

Total cancellation rate	16.0%	14.7%

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

Year Over Year Comparison

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Midwest Region. Our Midwest region had operating income of $7.2 million for the three months ended March 31, 2014, a $5.0 million increase from our operating income of $2.2 million for the three months ended March 31, 2013. The increase in operating income was primarily the result of an $18.9 million improvement in our homebuilding revenue, offset, in part, by a $1.2 million increase in selling, general, and administrative expense.

For the quarter ended March 31, 2014, homebuilding revenue in our Midwest region increased $18.9 million, from $60.7 million in the first quarter of 2013 to $79.6 million in the first quarter of 2014. This 31% increase in homebuilding revenue was the result of a 13% increase in the average sales price of homes delivered ($34,000 per home delivered), a 12% increase in the number of homes delivered (27 units) and a $2.9 million increase in land sale revenue. Our homebuilding gross margin increased $6.2 million and yielded a gross margin percentage of 19.3% for the quarter ended March 31, 2014, a 420 basis point improvement when compared to the same period in 2013. This gross margin percentage improvement resulted from the increase in our average sales price described above and the $0.9 million decrease in asset impairment charges taken in the first quarter of 2014 compared to the same period in 2013, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.2 million from $7.0 million for the quarter ended March 31, 2013 to $8.2 million for the quarter ended March 31, 2014 but declined as a percentage of revenue to 10.2% compared to 12.0% for the same period in 2013. The increase in selling, general and administrative expense was attributable, in part, to a $1.1 million increase in selling expense, which was primarily due to (1) a $0.6 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and number of homes delivered and (2) a $0.5 million increase in expenses related to our design centers and sales offices related to our increased community count. The increase in selling, general and administrative expense was also attributable to an increase in general and administrative expense, which was primarily due to a $0.4 million increase in compensation expense resulting primarily from the increase in employee count related to our community count and backlog growth, partially offset by a decrease in other land related expenses and professional fees.
During the three months ended March 31, 2014, we experienced a 7% increase in new contracts in our Midwest region, from 349 in the first quarter of 2013 to 374 in the first quarter of 2014. Backlog increased 23% from 535 homes at March 31, 2013 to 660 homes at March 31, 2014, with an average sales price in backlog of $317,000 at March 31, 2014 compared to $270,000 at March 31, 2013. Despite the impact of harsh winter weather conditions, we were able to achieve positive operating results in our Midwest region compared to prior year's first quarter due to higher-end product offerings, improving sub-market conditions, an increased number of active communities, and more attractive community locations. During the three months ended March 31, 2014, we opened three communities in our Midwest region compared to four during 2013's first quarter. Our monthly absorption rate in our Midwest region declined slightly to 1.8 per community in the first quarter of 2014 compared to 1.9 per community in 2013's first quarter.

Southern Region. Our Southern region had operating income of $5.9 million for the quarter ended March 31, 2014, a $2.8 million increase from our operating income of $3.1 million for the first quarter of 2013. The increase in operating income was primarily the result of a $29.2 million improvement in our homebuilding revenue offset partially by a $0.9 million decrease in profit relating to the sale of land to third parties and a $2.6 million increase in selling, general and administrative expense.

During the three months ended March 31, 2014, homebuilding revenue in our Southern region increased $29.2 million, from $51.0 million in the first quarter of 2013 to $80.2 million in the first quarter of 2014. This 57% increase in homebuilding revenue was the result of a 44% increase in the number of homes delivered (84 units), a 10% increase in the average sales price of homes delivered ($26,000 per home delivered), and a $0.4 million increase in land sale revenue. Our homebuilding gross margin increased $5.4 million and yielded a gross margin percentage of 19.0% for the quarter ended March 31, 2014 compared to 19.2% for the quarter ended March 31, 2013. The slight decline in our gross margin percentage is primarily reflective of a $0.9 million decrease in profit from the sale of land coupled with higher construction and lot costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics which offset the improvements described above.

Selling, general and administrative expense increased $2.6 million from $6.7 million in the first quarter of 2013 to $9.3 million in the first quarter of 2014 but declined as a percentage of revenue to 11.6% for the three months ended March 31, 2014 compared to 13.0% for the first quarter of 2013. The increase in selling, general and administrative expense was attributable, in part, to a $1.9 million increase in selling expense, which was due to (1) a $1.2 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and number of homes delivered, and (2) a $0.7 million increase in expenses related to our design centers and sales offices related to our increased community count. The increase in selling, general and administrative expense was also attributable to a $0.7 million increase in general and administrative expense, which was primarily due to a $0.5 million increase in compensation expenses resulting primarily from the increase in employee count related to our community count and backlog growth.

Average sales price in backlog increased to $331,000 at March 31, 2014 from $280,000 at March 31, 2013 due to product and market mix. However, during the three months ended March 31, 2014, we experienced an 11% decrease in new contracts in our Southern region, from 378 in the first quarter of 2013 to 336 for the quarter ended March 31, 2014. Backlog also decreased 3% from 528 homes at March 31, 2013 to 510 homes at March 31, 2014. We believe the declines in new contracts and backlog were attributable to increased competition, certain of our new communities opening later in the quarter than anticipated as well as softer demand in the first quarter of 2014 when compared to the prior year due to increasingly cautious homebuyers in this region. During the three months ended March 31, 2014, we opened five new communities in our Southern region compared to six during 2013's first quarter. Our monthly absorption rate in our Southern region declined from 3.3 per community in the first quarter of 2013 to 2.2 per community in the first quarter of 2014.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $4.8 million for the quarter ended March 31, 2014, a $0.5 million increase from our operating income of $4.3 million in the first quarter of 2013.

For the three month period ended March 31, 2014, homebuilding revenue in our Mid-Atlantic region decreased $3.5 million from $70.7 million in the first quarter of 2013 to $67.2 million in the first quarter of 2014. This 5% decrease in revenue was attributable to (1) a decrease in land sale revenue of $1.6 million and (2) a 2% decline in the average sales price of homes delivered related to a change in product and market mix. The market mix change was primarily the result of construction delays due to harsh winter weather conditions which impacted the timing of deliveries in the region. Homebuilding gross margin increased $1.5 million compared to the first quarter of 2013 and yielded a gross margin percentage of 18.5%, which represents a 300 basis point improvement when compared to the quarter ended March 31, 2013. This improvement in gross margin percentage resulted from gains due to a shift in product and market mix partially offset by higher construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.0 million from $6.6 million in the first quarter of 2013 to $7.6 million in the first quarter of 2014 and increased as a percentage of revenue from 9.0% to 11.3%. The increase in selling, general and administrative expense was attributable, in part, to an increase in general and administrative expense, which was primarily due to a $0.6 million increase in compensation expenses resulting primarily from the increase in employee count related to our community count and backlog growth as well as other miscellaneous increases.

During the three months ended March 31, 2014, we experienced a 15% decrease in new contracts in our Mid-Atlantic region, from 320 in the first quarter of 2013 to 272 in the first quarter of 2014, as well as a decrease in our average sales price of homes in backlog from $339,000 at March 31, 2013 to $334,000 at March 31, 2014. These declines in operating metrics were primarily a result of delayed openings of certain new communities resulting from harsh weather conditions in the first quarter that impacted our new contract results and also a change in product mix with a higher percentage of our backlog units being townhomes in 2014 which have a lower average sales price. The number of homes in backlog increased 10%, however, from 322 homes at March 31, 2013 to 355 homes at March 31, 2014. We opened five communities in our Mid-Atlantic region during both the first quarter of 2014 and 2013. Our monthly absorption rate in our Mid-Atlantic region declined to 2.4 per community in the first quarter of 2014 from 3.1 per community in the first quarter of 2013.

Financial Services. Revenue from our mortgage and title operations decreased $0.5 million (6%) from $8.4 million in the first quarter of 2013 to $7.9 million in the first quarter of 2014 as a result of a 1% decrease in the number of loan originations, from 497 in the first quarter of 2013 to 493 in the first quarter of 2014, and lower margins on the loans sold and a continued shift in product mix from government to conventional financing, where margins on sale are generally lower. We experienced a $0.4 million decrease in operating income in the first quarter of 2014 in our mortgage and title operations compared to 2013's first quarter, which was due to the decrease in revenue discussed above. Our mortgage and title operations experienced a slight decrease in selling, general, and administrative expenses due to a $0.8 million decrease in expenses related to mortgage loans sold, partially offset by a $0.6 million increase in payroll related expenses resulting from the increase in employee count related to our unit growth and new markets. However, we experienced a 3% increase in the average loan amount from $244,000 in the quarter ended March 31, 2013 to $252,000 in the quarter ended March 31, 2014. During the first half of 2013, we experienced higher profit margins on our loan sales and servicing retained transactions as supply and demand factors were favorable during that time, and we benefited from a strong refinance market. The impact of both of these market factors on our operating results declined in the second half of 2013 and into 2014's first quarter, and we do not expect to benefit as greatly from these factors throughout the remainder of 2014 as we did in 2013. In addition, competition in the industry has recently increased, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and a more challenging pricing environment, to continue for the foreseeable future.

At March 31, 2014, M/I Financial provided financing services in all of our markets. Approximately 76% of our homes delivered during the first quarter of 2014 were financed through M/I Financial compared to 77% in the first quarter of 2013. The decrease in our overall capture rate was due to a higher percentage of our homes delivered being in Texas where our financial services operations are not fully in place, as is typical in newer markets. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $0.4 million, from $5.9 million in the first quarter of 2013 to $6.3 million in the first quarter of 2014. The increase was primarily due to a $0.2 million increase in equity compensation expense and a $0.2 million increase in professional fees incurred during the quarter.

Interest Expense - Net. Interest expense for the Company decreased slightly by $0.1 million, from $4.3 million in the three months ended March 31, 2013 to $4.2 million in the three months ended March 31, 2014. This decrease was primarily the result of a decline in our weighted average borrowing rate from 8.16% in the first quarter of 2013 to 7.39% for first quarter of 2014, related to the addition of our 2018 Convertible Senior Subordinated Notes at the end of the first quarter of 2013 , as well as increased capitalized interest related to our increased land development during the first quarter of 2014 compared to prior year. Partially offsetting these decreases was an increase in our weighted average borrowings from $348.4 million in 2013's first quarter to $401.1 million in 2014's first quarter related to the issuance of our 2018 Convertible Senior Subordinated Notes at the end of the first quarter of 2013.

Income Taxes. Our overall effective tax rate was (1.2)% for the quarter ended March 31, 2014 and 6.1% for the same period in 2013. Our 2014 effective tax rate primarily reflects tax expense of $5.2 million offset by the reversal of $5.3 million of our beginning of the year state deferred tax asset valuation allowance as we now estimate that we will utilize more of our state tax NOLs than previously estimated due to the conversion of M/I Financial Corp. from a wholly-owned Ohio C corporation to a wholly-owned Ohio limited liability company and a change in estimate due to our current pre-tax operating results. The effective rate is not reflective of our historical tax rate or our effective tax rate in future periods due to our state deferred tax asset valuation allowance. We expect our effective combined federal and state tax rate for the remainder of 2014 will be approximately 38% (before the impact of any deferred tax asset valuation allowance reversal) barring any changes in tax status and change in ability to recover remaining state tax loss carryforwards that did not meet the “more likely than not criteria”.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity.

At March 31, 2014, we had $100.9 million of cash, cash equivalents and restricted cash, with $89.4 million of this amount comprised of unrestricted cash and cash equivalents, a $39.4 million decrease from December 31, 2013, primarily as a result of our increased investment in inventory during the first quarter of 2014. Our principal uses of cash for the three months ended March 31, 2014 were investment in land and land development, construction of homes, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit lines. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances and other sources of liquidity.

We are actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We expect to continue to expand our business, based on demand for new homes improving further or remaining at current levels, and thus we expect cash outlays for land purchases, land development, home construction and operating expenses to continue to exceed our cash generated by operations in 2014.

During the first quarter of 2014, we delivered 737 homes, started 888 homes, and spent $53.0 million on land purchases and $17.5 million on land development. Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $400 million to $500 million on land purchases and land development during 2014, including the $70.5 million spent during the first three months of 2014. We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have right to purchase $445.3 million of land and lots during 2014 through 2019.

However, land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2014 compared to 2013 is driven primarily by our growth objectives as we expand our business. In addition, we expect a larger portion of our land investment will continue to shift from developed lot purchases to land acquisition and development, which will result in increased inventory levels.

Operating Cash Flow Activities. During the three month period ended March 31, 2014, we used $2.1 million of cash in our operating activities, compared to generating $8.6 million of cash from our operating activities during the three months ended March 31, 2013. The increase in cash used in operating activities was primarily due to a $9.7 million increase in the change in inventory compared with the three months ended March 31, 2013, and an $18.2 million increase in the net reduction of accounts payable and accrued liabilities compared with the three months ended March 31, 2013, offset partially by a $7.6 million improvement in pre-tax income for the three month period and a $14.5 million net increase related to proceeds from the sale of mortgage loans net of the amount of mortgage loan originations.

Investing Cash Flow Activities. During the first three months of 2014, we used $8.9 million of cash in investing activities, compared to using $12.7 million of cash in investing activities during the three months ended March 31, 2013.

Financing Cash Flow Activities. During the three months ended March 31, 2014, we used $28.4 million of cash from our financing activities, compared to generating $121.7 million of cash during the first three months of 2013. The change in cash from financing activities was primarily due to the absence of any debt and equity capital financing transactions in 2014, both of which occurred in the first quarter of 2013. In addition, we increased our repayments of bank borrowings within our financial services segment during the three months ended March 31, 2014 compared with the first three months of 2013.

At both March 31, 2014 and December 31, 2013, our ratio of net debt to net capital was 39%, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that this ratio provides useful information regarding our financial position and in understanding the leverage employed in our operations and comparing us with other homebuilders.

We fund our operations with cash flows from operating activities, including proceeds from home closings and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowing available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. However, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or our long-term capital structure as management deems necessary. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs.

The Company is a party to three primary credit agreements: (1) a $200 million unsecured revolving credit facility dated July 18, 2013, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, with M/I Financial as borrower, amended on March 28, 2014 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement, with M/I Financial as borrower, amended on November 6, 2013 (the “MIF Mortgage Repurchase Facility”). Included in the table below is a summary of our available sources of cash from these financing sources as of March 31, 2014:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2016	$—	$185,375
Notes payable – financial services (b)	(b)	$51,532	$481

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $320.5 million of availability at March 31, 2014, such that the full $200 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings and $14.6 million of letters of credit outstanding at March 31, 2014, leaving $185.4 million available.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements is $125 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 27, 2015 and the MIF Mortgage Repurchase Facility has an expiration date of November 5, 2014.

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

Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. As of March 31, 2014, borrowing availability under the Credit Facility is shown in the table above. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth, (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum liquidity amount. In addition, the Credit Facility contains covenants that limit the amount of the Company's unsold owned land, secured indebtedness, and the number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. As of March 31, 2014, the Company was in compliance with all covenants of the

Credit Facility. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of March 31, 2014:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$310.2	$476.0
Leverage Ratio	≤	60%	40%
Interest Coverage Ratio	≥	1.5 to 1.0	3.5 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$142.8	$24.9
Unsold Housing Units and Model Homes	≤	1,300	686

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

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $1.3 million was uncommitted at March 31, 2014 and could be withdrawn at any time. As of March 31, 2014, there was a total of $11.0 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $11.3 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. In March 2014, M/I Financial entered into an amendment to the MIF Mortgage Warehousing Agreement which, among other things, increased the maximum borrowing availability to $110.0 million from $100.0 million and included an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders), extended the expiration date to March 27, 2015, increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines to $150.0 million from $125.0 million and, effective with the quarter ending September 30, 2014, increased the minimum required tangible net worth from $10.0 million to $11.0 million, and the minimum required liquidity from $5.0 million to $5.5 million. The interest rate was also adjusted to a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.0%.

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

As of March 31, 2014, there was $40.8 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial's compliance with such covenants as of March 31, 2014:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	4.6 to 1.0
Liquidity	≥	$5.0	$11.7
Adjusted Net Income	>	$0.0	$6.7
Tangible Net Worth	≥	$10.0	$13.4

MIF Mortgage Repurchase Facility. In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity.

The MIF Mortgage Repurchase Facility, as amended on November 6, 2013, has an expiration date of November 5, 2014 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of March 31, 2014, there was $10.7 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all covenants as of March 31, 2014.

Senior Notes and Convertible Senior Subordinated Notes.

8.625% Senior Notes. In November 2010, the Company issued $200 million aggregate principal amount of 8.625% senior notes due 2018. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million. The Company may redeem all or any portion of the 2018 Senior Notes on or after November 15, 2014 at a stated redemption price, together with accrued and unpaid interest thereon. The redemption price will initially be 104.313% of the principal amount outstanding, but will decline to 102.156% of the principal amount outstanding if redeemed during the 12-month period beginning on November 15, 2015, and will further decline to 100.000% of the principal amount outstanding if redeemed on or after November 15, 2016, but prior to maturity. See Note 7 to the Condensed Consolidated Financial Statements for more information regarding the 2018 Senior Notes.

3.0% Convertible Senior Subordinated Notes. In March 2013, the Company issued $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018. The conversion rate initially equals 30.9478 shares per $1,000 of their principal amount. This corresponds to an initial conversion price of approximately $32.31 per common share, which equates to approximately 2.7 million common shares. See Note 7 to the Condensed Consolidated Financial Statements for more information regarding the 2018 Convertible Senior Subordinated Notes.

3.25% Convertible Senior Subordinated Notes. In September 2012, the Company issued $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017. The conversion rate initially equals 42.0159 shares per $1,000 of principal amount. This corresponds to an initial conversion price of approximately $23.80 per common share which equates to approximately 2.4 million common shares. See Note 7 to the Condensed Consolidated Financial Statements for more information regarding the 2017 Convertible Senior Subordinated Notes.

Weighted Average Borrowings. For the three months ended March 31, 2014 and 2013, our weighted average borrowings outstanding were $401.1 million and $348.4 million, respectively, with a weighted average interest rate of 7.39% and 8.16%, respectively. The decline in our weighted average borrowing rate related to the addition of our 2018 Convertible Senior Subordinated Notes at the end of the first quarter of 2013 which was at a lower rate. The increase in our weighted average borrowings related to the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013.

At March 31, 2014, we had no outstanding borrowings under the Credit Facility nor did we borrow under the Credit Facility during the three months ended March 31, 2014. Based on our current anticipated spending on land acquisition and development in 2014, and associated increases in our investment in inventory, including land and houses under construction, we expect to borrow under the Credit Facility during 2014, with the estimated peak amount outstanding anticipated to be approximately $75 million. The actual amount borrowed in 2014 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home closings, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.

There were $14.6 million of letters of credit issued and outstanding under the Credit Facility at March 31, 2014. During the three months ended March 31, 2014, the average daily amount of letters of credit outstanding under the Credit Facility was $14.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $14.6 million.

At March 31, 2014, M/I Financial had $40.8 million outstanding under the MIF Mortgage Warehousing Agreement.  During the three months ended March 31, 2014, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $17.5 million and the maximum amount outstanding was $68.2 million.

At March 31, 2014, M/I Financial had $10.7 million outstanding under the MIF Mortgage Repurchase Facility.  During the three months ended March 31, 2014, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $3.0 million and the maximum amount outstanding was $11.9 million.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $136.4 million at March 31, 2014. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in first quarter of 2014 for $1.2 million. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS
Reference is made to Notes 2, 3, 5, and 6 in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. These Notes discuss our off-balance sheet arrangements with respect to land acquisition contracts and option agreements, and land development joint ventures, including the nature and amounts of financial obligations relating to these items. In addition, these Notes discuss the nature and amounts of certain types of commitments that arise in the ordinary course of our land development and homebuilding operations, including commitments of land development joint ventures for which we might be obligated.
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
At March 31, 2014, “Consolidated Inventory Not Owned” was $1.6 million, all of which related to specific performance obligations. At March 31, 2014, the corresponding liability of $1.6 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of March 31, 2014 related to its land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $27.6 million, including cash deposits of $16.9 million, prepaid acquisition costs of $4.5 million and letters of credit of $6.2 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of March 31, 2014, the Company had outstanding $96.0 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through October 2018.  Included in this total are: (1) $66.0 million of performance bonds and $14.0 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $11.7 million of financial letters of credit; and (3) $4.3 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

Guarantees and Indemnities.  In the ordinary course of business, M/I Financial enters into agreements that guarantee purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur.  The risks associated with these guarantees are offset by the value of the underlying assets, and the Company accrues its best estimate of the probable loss on these loans.  Additionally, the Company has provided certain other guarantees and indemnities in connection with the acquisition and development of land by our homebuilding operations.  Refer to Note 5 of our Unaudited Condensed Consolidated Financial Statements for additional details relating to our guarantees and indemnities.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. We are exposed to interest rate risk through borrowings under our revolving credit and mortgage repurchase facilities, consisting of the Credit Facility, the MIF Mortgage Warehousing Agreement, and the MIF Mortgage Repurchase Facility which permit borrowings of up to $325 million, subject to availability constraints. Additionally, M/I Financial is exposed to interest rate risk associated with its mortgage loan origination services.

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

The table below shows the notional amounts of our financial instruments at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
Description of financial instrument (in thousands)	2014	2013
Best-effort contracts and related committed IRLCs	$3,104	$2,494
Uncommitted IRLCs	58,687	49,710
FMBSs related to uncommitted IRLCs	64,000	48,000
Best-effort contracts and related mortgage loans held for sale	36,072	63,386
FMBSs related to mortgage loans held for sale	19,000	20,000
Mortgage loans held for sale covered by FMBSs	18,737	19,884

The table below shows the measurement of assets and liabilities at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
Description of Financial Instrument (in thousands)	2014	2013
Mortgage loans held for sale	$55,750	$81,810
Forward sales of mortgage-backed securities	180	745
Interest rate lock commitments	402	(319)
Best-efforts contracts	66	479
Total	$56,398	$82,715

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Description (in thousands)	2014	2013
Mortgage loans held for sale	$2,788	$924
Forward sales of mortgage-backed securities	(565)	(330)
Interest rate lock commitments	721	193
Best-efforts contracts	(413)	(123)
Total gain recognized	$2,531	$664

The following table provides the expected future cash flows and current fair values of borrowings under our credit facilities and mortgage loan origination services that are subject to market risk as interest rates fluctuate, as of March 31, 2014:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	3/31/2014
ASSETS:
Mortgage loans held for sale:
Fixed rate	$54,225	$—	$—	$—	$—	$—	$54,225	$53,475
Weighted average interest rate	4.19%	—%	—%	—%	—%	—%	4.19%
Variable rate	$2,319	$—	$—	$—	$—	$—	$2,319	$2,275
Weighted average interest rate	3.35%	—%	—%	—%	—%	—%	3.35%

LIABILITIES:
Long-term debt — fixed rate	$152	$182	$242	$57,803	$316,614	$887	$375,880	$411,130
Weighted average interest rate	3.37%	3.37%	3.37%	3.25%	7.07%	3.37%	6.48%
Short-term debt — variable rate	$51,532	$—	$—	$—	$—	$—	$51,532	$51,532
Weighted average interest rate	2.98%	—%	—%	—%	—%	—%	2.98%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common shares or Series A Preferred Shares during the three months ended March 31, 2014.

See Note 7 to our Unaudited Condensed Consolidated Financial Statements and the "Liquidity and Capital Resources" section above for more information regarding the limit imposed by the indenture governing our 2018 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1
Amendment No. 1 to the Amended and Restated Mortgage Warehousing Agreement dated as of March 28, 2014 by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2014).

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

M/I Homes, Inc.
(Registrant)

Date:	April 25, 2014	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	April 25, 2014	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 1 to the Amended and Restated Mortgage Warehousing Agreement dated as of March 28, 2014 by and among M/I Financial, LLC, as borrower, the lenders party thereto and Comerica Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2014).

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