Form 10-Q
period 2014-06-30
M I HOMES INC
filed 2014-07-25
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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
Common shares, par value $.01 per share: 24,474,139 shares outstanding as of July 23, 2014.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	June 30, 2014	December 31, 2013

ASSETS:
Cash and cash equivalents	$33,643	$128,725
Restricted cash	10,076	13,902
Mortgage loans held for sale	64,782	81,810
Inventory	816,140	690,934
Property and equipment - net	11,283	10,536
Investment in unconsolidated joint ventures	42,182	35,266
Deferred income taxes, net of valuation allowance of $9.3 million at December 31, 2013	109,558	110,911
Other assets	39,042	38,092
TOTAL ASSETS	$1,126,706	$1,110,176

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$87,325	$70,226
Customer deposits	15,019	11,262
Other liabilities	59,416	71,341
Community development district (“CDD”) obligations	1,884	3,130
Obligation for consolidated inventory not owned	1,268	1,775
Notes payable bank - financial services operations	61,914	80,029
Notes payable - other	7,717	7,790
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	86,250
Senior notes	228,269	228,070
TOTAL LIABILITIES	606,562	617,373

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both June 30, 2014 and December 31, 2013	48,163	48,163
Common shares - $.01 par value; authorized 58,000,000 and 38,000,000 shares at June 30, 2014 and December 31, 2013, respectively; issued 27,092,723 shares at both June 30, 2014 and December 31, 2013	271	271
Additional paid-in capital	237,345	236,060
Retained earnings	286,373	262,625
Treasury shares - at cost - 2,618,584 and 2,734,780 shares at June 30, 2014 and December 31, 2013, respectively	(52,008)	(54,316)
TOTAL SHAREHOLDERS' EQUITY	520,144	492,803
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,126,706	$1,110,176

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Revenue	$281,608	$234,553	$516,449	$425,280
Costs and expenses:
Land and housing	221,217	187,136	405,181	338,649
Impairment of inventory and investment in unconsolidated joint ventures	804	1,201	804	2,101
General and administrative	21,281	18,149	39,596	34,128
Selling	20,251	16,275	36,220	29,384
Equity in loss (income) of unconsolidated joint ventures	22	—	(40)	—
Interest	2,730	4,397	6,900	8,737
Total costs and expenses	266,305	227,158	488,661	412,999

Income before income taxes	15,303	7,395	27,788	12,281

Provision for income taxes	1,749	131	1,602	430

Net income	13,554	7,264	26,186	11,851

Preferred dividends	1,219	1,219	2,438	1,219
Excess of fair value over book value of preferred shares redeemed	—	—	—	2,190

Net income to common shareholders	$12,335	$6,045	$23,748	$8,442

Earnings per common share:
Basic	$0.50	$0.25	$0.97	$0.36
Diluted	$0.44	$0.25	$0.85	$0.36

Weighted average shares outstanding:
Basic	24,470	24,271	24,444	23,278
Diluted	29,913	24,646	29,891	23,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Six Months Ended June 30, 2014
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2013	2,000	$48,163	24,357,943	$271	$236,060	$262,625	$(54,316)	$492,803
Net income	—	—	—	—	—	26,186	—	26,186
Dividends to shareholders, $609.375 per preferred share	—	—	—	—	—	(2,438)	—	(2,438)
Stock options exercised	—	—	108,848	—	(702)	—	2,162	1,460
Stock-based compensation expense	—	—	—	—	1,794	—	—	1,794
Deferral of executive and director compensation	—	—	—	—	339	—	—	339
Executive and director deferred compensation distributions	—	—	7,348	—	(146)	—	146	—
Balance at June 30, 2014	2,000	$48,163	24,474,139	$271	$237,345	$286,373	$(52,008)	$520,144

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
OPERATING ACTIVITIES:
Net income	$26,186	$11,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	804	2,101
Equity in income of unconsolidated joint ventures	(40)	—
Mortgage loan originations	(278,410)	(260,976)
Proceeds from the sale of mortgage loans	298,953	279,023
Fair value adjustment of mortgage loans held for sale	(3,515)	1,583
Capitalization of originated mortgage servicing rights	(2,006)	—
Amoritzation of mortgage servicing rights	362	—
Depreciation	2,392	2,566
Amortization of debt discount and debt issue costs	1,557	1,753
Stock-based compensation expense	1,794	1,316
Deferred income tax expense	10,644	4,462
Deferred tax asset valuation allowances	(9,291)	(4,462)
Change in assets and liabilities:
Cash held in escrow	7	71
Inventory	(122,616)	(78,265)
Other assets	(2,760)	(5,044)
Accounts payable	17,099	14,198
Customer deposits	3,757	5,233
Accrued compensation	(9,991)	(3,646)
Other liabilities	(1,595)	3,058
Net cash used in operating activities	(66,669)	(25,178)

INVESTING ACTIVITIES:
Change in restricted cash	3,819	(3,869)
Purchase of property and equipment	(1,677)	(1,050)
Investment in unconsolidated joint ventures	(13,484)	(18,288)
Net proceeds from sale of mortgage servicing rights	2,135	—
Net cash used in investing activities	(9,207)	(23,207)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior subordinated notes due 2018	—	86,250
Repayments of bank borrowings - net	(18,115)	(17,515)
Principal repayments of notes payable-other and CDD bond obligations	(73)	(1,676)
Dividends paid on preferred shares	(2,438)	(1,219)
Net proceeds from issuance of common shares	—	54,617
Redemption of preferred shares	—	(50,352)
Debt issue costs	(40)	(3,605)
Proceeds from exercise of stock options	1,460	2,639
Net cash (used in) provided by financing activities	(19,206)	69,139
Net (decrease) increase in cash and cash equivalents	(95,082)	20,754
Cash and cash equivalents balance at beginning of period	128,725	145,498
Cash and cash equivalents balance at end of period	$33,643	$166,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$5,238	$6,235
Income taxes	$550	$447

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(1,246)	$(764)
Consolidated inventory not owned	$(507)	$(17,224)
Distribution of single-family lots from unconsolidated joint ventures	$6,608	$1,366

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “financial statements”) of M/I Homes, Inc. and its subsidiaries (the “Company”) and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. The financial statements include the accounts of the Company. All intercompany transactions have been eliminated. Results for the interim period are not necessarily indicative of results for a full year. In the opinion of management, the accompanying financial statements reflect all adjustments (all of which are normal and recurring in nature) necessary for a fair presentation of financial results for the interim periods presented. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

Impact of New Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s unaudited condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted.  The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s unaudited condensed consolidated financial statements and disclosures.

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

The table below shows the notional amounts of our financial instruments at June 30, 2014 and December 31, 2013:

Description of Financial Instrument (in thousands)	June 30, 2014	December 31, 2013
Best efforts contracts and related committed IRLCs	$3,456	$2,494
Uncommitted IRLCs	62,151	49,710
FMBSs related to uncommitted IRLCs	63,000	48,000
Best efforts contracts and related mortgage loans held for sale	24,934	63,386
FMBSs related to mortgage loans held for sale	38,000	20,000
Mortgage loans held for sale covered by FMBSs	38,180	19,884
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at June 30, 2014 and December 31, 2013:

Description of Financial Instrument (in thousands)	Fair Value Measurements June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$64,782	$—	$64,782	$—
Forward sales of mortgage-backed securities	(439)	—	(439)	—
Interest rate lock commitments	578	—	578	—
Best-efforts contracts	(113)	—	(113)	—
Total	$64,808	$—	$64,808	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$81,810	$—	$81,810	$—
Forward sales of mortgage-backed securities	745	—	745	—
Interest rate lock commitments	(319)	—	(319)	—
Best-efforts contracts	479	—	479	—
Total	$82,715	$—	$82,715	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	2014	2013	2014	2013
Mortgage loans held for sale	$727	$(2,508)	$3,515	$(1,584)
Forward sales of mortgage-backed securities	(619)	3,368	(1,184)	3,038
Interest rate lock commitments	176	(929)	897	(736)
Best-efforts contracts	(179)	140	(592)	17
Total gain recognized	$105	$71	$2,636	$735

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	June 30, 2014		June 30, 2014
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$439
Interest rate lock commitments	Other assets	578	Other liabilities	—
Best-efforts contracts	Other assets	—	Other liabilities	113
Total fair value measurements		$578		$552

	Asset Derivatives		Liability Derivatives
	December 31, 2013		December 31, 2013
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$745	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	319
Best-efforts contracts	Other assets	479	Other liabilities	—
Total fair value measurements		$1,224		$319

Assets Measured on a Non-Recurring Basis

The Company assesses inventory for recoverability on a quarterly basis based on the difference in the carrying value of the inventory and its fair value at the time of the evaluation. Determining the fair value of a community’s inventory involves a number of variables, estimates and projections, which are Level 3 measurement inputs. See Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company's 2013 Form 10-K for additional information regarding the Company’s methodology for determining fair value.

The Company uses significant assumptions to evaluate the recoverability of its inventory. As of June 30, 2014, the Company's projections generally assume a gradual improvement in market conditions over time. The Company assumed no increase in weighted average sales price or assumed weighted average costs to build and deliver homes in 2014, and a 2% increase in both in 2015 and beyond. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company estimates the fair value of each impaired community by determining the present value of the estimated future cash flows and discounting those cash flow projections using an appropriate risk-adjusted interest rate. As of June 30, 2014, we utilized discount rates ranging from 13% to 16% in our valuations.

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
The table below shows the level and measurement of the Company's assets measured on a non-recurring basis as of and for the three and six months ended June 30, 2014 and 2013:

		Three Months Ended June 30,		Six Months Ended June 30,
Description (in thousands)	Hierarchy	2014	2013 (2)	2014	2013 (2)

Adjusted basis of inventory (1)	Level 3	$1,529	$1,583	$1,529	$1,901
Total losses		804	1,201	804	2,101

Initial basis of inventory		$2,333	$2,784	$2,333	$4,002

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the six month period ended June 30, 2014, we increased our total investment in such joint venture arrangements from December 31, 2013 by $6.9 million primarily due to a joint investment with another builder in a land development in our Southern region.

For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company's ownership interest in these LLCs as of June 30, 2014 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810-10”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity.

As of June 30, 2014, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over the VIE as we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not considered the primary beneficiary of the VIE and are not required to consolidate the VIE or any of the LLCs in which we have an interest into our financial statements. We instead recorded the VIE and the LLCs in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.

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

Investment In Unconsolidated Joint Ventures.  We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated joint ventures' earnings or loss, if any, is included in our statement of operations. We evaluate our investments in unconsolidated joint ventures for impairment at least quarterly as described in Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company's 2013 Form 10-K. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, many of which are interrelated and require management to make certain assumptions. As of June 30, 2014, the Company used a discount rate of 16% in determining the fair value of its investments in unconsolidated joint ventures. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period; however, due to the passage of time, change in market conditions, and/or changes in management's intentions with respect to the investment, a change in assumptions could result and impairment could occur. During the three and six months ended June 30, 2014 and 2013, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
We believe that the Company's maximum exposure related to its investment in these unconsolidated joint ventures as of June 30, 2014 is the amount invested of $42.2 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Included in the Company's investment in unconsolidated joint ventures at both June 30, 2014 and December 31, 2013 were $0.8 million of capitalized interest and other costs.
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

The following table presents the carrying amounts and fair values of the Company's financial instruments at June 30, 2014 and December 31, 2013. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	June 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$43,719	$43,719	$142,627	$142,627
Mortgage loans held for sale	64,782	64,782	81,810	81,810
Split dollar life insurance policies	189	189	171	171
Notes receivable	4,495	3,740	3,151	2,784
Commitments to extend real estate loans	578	578	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	—	—	479	479
Forward sales of mortgage-backed securities	—	—	745	745
Liabilities:
Notes payable - banks	61,914	61,914	80,029	80,029
Notes payable - other	7,717	7,366	7,790	7,452
Convertible senior subordinated notes due 2017	57,500	71,516	57,500	74,391
Convertible senior subordinated notes due 2018	86,250	93,150	86,250	95,845
Senior notes due 2018	228,269	244,088	228,070	248,975
Commitments to extend real estate loans	—	—	319	319
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	113	113	—	—
Forward sales of mortgage-backed securities	439	439	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	337	—	413
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at June 30, 2014 and December 31, 2013:

Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at June 30, 2014 and December 31, 2013. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Notes Payable - Banks. The Company is a party to three primary credit agreements: (1) a $200 million unsecured revolving credit facility dated July 18, 2013, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, with M/I Financial as borrower, amended on March 28, 2014 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement, with M/I Financial as borrower, amended on November 6, 2013 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to the Company during the second quarter of 2014 fluctuated with the Alternate Base Rate or the Eurodollar Rate (for the Credit Facility) or LIBOR (for the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility).

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $26.9 million and $25.8 million represent potential commitments at June 30, 2014 and December 31, 2013, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 3. Inventory

A summary of the Company's inventory as of June 30, 2014 and December 31, 2013 is as follows:

(In thousands)	June 30, 2014	December 31, 2013
Single-family lots, land and land development costs	$366,945	$323,673
Land held for sale	3,450	8,059
Homes under construction	384,930	305,499
Model homes and furnishings - at cost (less accumulated depreciation: June 30, 2014 - $6,186; December 31, 2013 - $5,173)	41,115	34,433
Community development district infrastructure	1,884	3,130
Land purchase deposits	16,548	14,365
Consolidated inventory not owned	1,268	1,775
Total inventory	$816,140	$690,934

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of June 30, 2014 and December 31, 2013, we had 948 homes (with a carrying value of $133.8 million) and 798 homes (with a carrying value of $123.3 million), respectively, included in homes under construction that were not subject to a sales contract.

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

NOTE 4. Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Capitalized interest, beginning of period	$13,944	$14,625	$13,802	$15,376
Interest capitalized to inventory	4,730	3,328	7,980	6,105
Capitalized interest charged to land and housing costs and expenses	(3,843)	(3,693)	(6,951)	(7,221)
Capitalized interest, end of period	$14,831	$14,260	$14,831	$14,260

Interest incurred	$7,460	$7,725	$14,880	$14,842

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
A summary of warranty activity for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Warranty reserves, beginning of period	$11,769	$10,400	$12,291	$10,438
Warranty expense on homes delivered during the period	1,680	1,667	3,039	3,005
Changes in estimates for pre-existing warranties	652	101	890	101
Settlements made during the period	(2,881)	(1,780)	(5,000)	(3,156)
Warranty reserves, end of period	$11,220	$10,388	$11,220	$10,388

Guarantees

In the ordinary course of business, M/I Financial, LLC (“M/I Financial”), a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $21.5 million and $5.2 million were covered under these guarantees as of June 30, 2014 and December 31, 2013, respectively.  A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at June 30, 2014, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial did not repurchase any loans under the above agreements during the six months ended June 30, 2014. The risk associated with the guarantees above is partially offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $7.1 million and $8.2 million at June 30, 2014 and December 31, 2013, respectively. The risk associated with the guarantees above is partially offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. Loans totaling approximately $1.6 million and $1.5 million were covered under these guarantees as of June 30, 2014 and December 31, 2013, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.

The Company has recorded a liability relating to these guarantees to third parties totaling $2.3 million and $3.1 million at June 30, 2014 and December 31, 2013, respectively, which is management's best estimate of the Company's liability.

At June 30, 2014, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company's obligations under the 2018 Senior Notes and the Credit Facility are guaranteed jointly and severally on a senior unsecured basis by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the Indenture for the 2018 Senior Notes. The Company's obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors for the 2018 Senior Notes and the Credit Facility (the “Guarantor Subsidiaries”).

NOTE 6. Commitments and Contingencies

At June 30, 2014, the Company had outstanding approximately $110.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through July 2019. Included in this total are: (1) $76.7 million of performance and maintenance bonds and $13.0 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.8 million of financial letters of credit, of which $8.0 million represent deposits on land and lot purchase agreements; and (3) $6.6 million of financial bonds.

At June 30, 2014, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $441.4 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions that are incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, it is possible that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At June 30, 2014 and December 31, 2013, we had $0.2 million and $0.3 million reserved for legal expenses, respectively.

NOTE 7. Debt

Notes Payable - Homebuilding

The Credit Facility matures on July 18, 2016, and provides revolving credit financing for the Company with a maximum borrowing availability of $200 million and a sub-limit of $100 million for the issuance of letters of credit. The Credit Facility contains an uncommitted $25 million accordion feature under which its aggregate principal amount can be increased to up to $225 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. Interest on amounts borrowed under the Credit Facility is payable at a rate based on either the Alternate Base Rate plus 2.25% or at the Eurodollar Rate plus 3.25%. Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants. At June 30, 2014, the Company was in compliance with all financial covenants of the Credit Facility.

At June 30, 2014, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $326.4 million, so the full amount of the $200 million facility was available. There were no borrowings outstanding and $17.2 million of letters of credit outstanding, leaving net remaining borrowing availability of $182.8 million as of June 30, 2014.

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
The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturities ranging from August 31, 2014 to June 1, 2015. During the three months ended June 30, 2014, the Company extended the maturity date on one of the Letter of Credit Facilities for an additional year to June 1, 2015. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $2.2 million was uncommitted at June 30, 2014 and could be withdrawn at any time. At June 30, 2014 and December 31, 2013, there was $9.7 million and $13.4 million of outstanding letters of credit in aggregate under the Company's three Letter of Credit Facilities, respectively, which were collateralized with $9.9 million and $13.7 million of the Company's cash, respectively.

Notes Payable — Financial Services

In March 2014, M/I Financial entered into an amendment to the MIF Mortgage Warehousing Agreement, which, among other things, increased the maximum borrowing availability to $110.0 million and included an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders), extended the expiration date to March 27, 2015, increased the maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines to $150.0 million, and, effective with the quarter ending September 30, 2014, increased M/I Financial's minimum required tangible net worth requirement from $10.0 million to $11.0 million and the minimum required liquidity requirement from $5.0 million to $5.5 million. The interest rate was also adjusted to a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.0%.
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

At June 30, 2014 M/I Financial's total combined maximum borrowing availability under the two credit facilities was $125.0 million, an increase from $115.0 million at December 31, 2013. At June 30, 2014 and December 31, 2013, M/I Financial had $61.9 million and $80.0 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.

Senior Notes
In November 2010, the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million. As of both June 30, 2014 and December 31, 2013, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.  The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of June 30, 2014, the Company was in compliance with all terms, conditions, and financial covenants under the indenture.
The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11 to our Unaudited Condensed Consolidated Financial Statements), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. As of June 30, 2014, the guarantors for the 2018 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $40 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010, excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $141.2 million at June 30, 2014. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $7.7 million and $7.8 million as of June 30, 2014 and December 31, 2013, respectively.  The balance consists primarily of a mortgage note payable with a $4.6 million principal balance outstanding at June 30, 2014 (and $4.8 million principal balance outstanding at December 31, 2013), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable incurred through the normal course of business.
NOTE 8. Earnings Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
NUMERATOR
Net income	$13,554	$7,264	$26,186	$11,851
Preferred stock dividends	(1,219)	(1,219)	(2,438)	(1,219)
Excess of fair value over book value of preferred shares redeemed	—	—	—	(2,190)
Net income to common shareholders	12,335	6,045	23,748	8,442
Interest on 3.25% convertible senior subordinated notes due 2017	383	—	744	—
Interest on 3.00% convertible senior subordinated notes due 2018	517	—	1,002	—
Diluted income available to common shareholders	$13,235	$6,045	$25,494	$8,442
DENOMINATOR
Basic weighted average shares outstanding	24,470	24,271	24,444	23,278
Effect of dilutive securities:
Stock option awards	218	262	228	278
Deferred compensation awards	140	113	134	115
3.25% convertible senior subordinated notes due 2017	2,416	—	2,416	—
3.00% convertible senior subordinated notes due 2018	2,669	—	2,669	—
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,913	24,646	29,891	23,671
Earnings per common share:
Basic	$0.50	$0.25	$0.97	$0.36
Diluted	$0.44	$0.25	$0.85	$0.36
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,287	998	1,221	928

For the three and six months ended June 30, 2014, the effect of convertible debt was included in the diluted earnings per share calculations. For the three and six months ended June 30, 2013, the effect of convertible debt was not included in the diluted earnings per share calculations as it would have been anti-dilutive.

NOTE 9. Income Taxes

During the three and six months ended June 30, 2014, the Company recorded a tax provision of $1.7 million and $1.6 million, respectively. The amounts reflect income tax expense related to the respective periods' pre-tax earnings as well as a $4.0 million and $9.3 million benefit for the three and six months ended June 30, 2014, respectively, from the reversal of our state deferred tax asset valuation allowance. During the three and six months ended June 30, 2013, the Company recorded a tax provision of $0.1 million and $0.4 million, respectively. The effective tax rate for the three and six months ended June 30, 2014 was 11.4% and 5.8%, respectively, which reflects tax expense of $5.7 million and $10.9 million, respectively, offset by the reversal of our state deferred tax asset valuation allowance. The effective rate for the three and six months ended June 30, 2014 is not reflective of our historical tax rate or our effective tax rate in future periods due to our state deferred tax asset valuation allowance reversals in 2014. The effective tax rate for the same periods in 2013 was not meaningful due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), and there is no correlation between the effective tax rate and the amount of pre-tax income for those periods.
In accordance with ASC 740-10, Income Taxes, we determine our net deferred tax assets by taxing jurisdiction. We evaluate our net deferred tax assets, including the benefit from NOLs, by jurisdiction to determine if a valuation allowance is required. Companies must assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with operating losses and our experience of utilizing tax credit carryforwards and tax planning alternatives. We recorded a full valuation allowance against all of our deferred tax assets during 2008 due to economic conditions and the weight of negative evidence at that time.
During the year ended December 31, 2013, we reversed the valuation allowance against our federal deferred tax assets and our deferred tax assets in most of our state jurisdictions because the weight of the positive evidence in those jurisdictions exceeded that of the negative evidence. However, at December 31, 2013, we retained a valuation allowance for certain states which have shorter carryforward periods for utilization of NOL carryovers or lower current earnings relative to their NOL carryforward balance. In 2014, we determined that it is more likely than not that our state NOL carryforwards should be able to be realized and we reversed the remaining state deferred tax valuation allowance of $4.0 million in the second quarter of 2014 for a total of $9.3 million for the six months ended June 30, 2014.
At June 30, 2014, the Company had federal NOL carryforwards of approximately $62.3 million and federal credit carryforwards of $4.4 million. Federal NOL carryforwards may be carried forward up to 20 years to offset future taxable income. Our federal carryforward benefits begin to expire in 2028. The Company had $14.3 million of state NOL carryforwards at June 30, 2014. State NOLs may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with $7.5 million expiring between 2014 and 2027 and $6.8 million expiring between 2028 and 2032, absent sufficient state taxable income.

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

The following table shows, by segment, revenue; operating income; interest expense; and income before income taxes for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Revenue:
Midwest homebuilding	$85,549	$79,498	$165,153	$140,201
Southern homebuilding	101,122	68,946	181,322	119,906
Mid-Atlantic homebuilding	88,467	78,857	155,639	149,511
Financial services (a)	6,470	7,252	14,335	15,662
Total revenue	$281,608	$234,553	$516,449	$425,280

Operating income:
Midwest homebuilding (b)	$6,726	$4,381	$13,969	$6,582
Southern homebuilding (b)	8,649	3,858	14,526	6,949
Mid-Atlantic homebuilding (b)	7,584	6,184	12,377	10,529
Financial services (a)	3,374	4,169	8,400	9,625
Less: Corporate selling, general and administrative expense	(8,278)	(6,800)	(14,624)	(12,667)
Total operating income	$18,055	$11,792	$34,648	$21,018

Interest expense:
Midwest homebuilding	$492	$1,356	$1,761	$2,830
Southern homebuilding	1,368	1,800	2,959	3,104
Mid-Atlantic homebuilding	568	906	1,563	2,149
Financial services (a)	302	335	617	654
Total interest expense	$2,730	$4,397	$6,900	$8,737

Equity in loss (income) of unconsolidated joint ventures	22	—	(40)	—

Income before income taxes	$15,303	$7,395	$27,788	$12,281

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

(b)
For the three and six months ended June 30, 2014, the impact of charges relating to the impairment of operating communities in the Midwest region reduced operating income by $0.8 million. For the three months ended June 30, 2013, operating income was reduced by $0.6 million related to the impairment of future communities and $0.6 million related to the impairment of land held for sale in the Midwest region. For the six months ended June 30, 2013, the impact of charges relating to the impairment of future communities and land held for sale in the Midwest region reduced operating income by $0.8 million and $1.3 million, respectively. There were no impairment charges in the Mid-Atlantic or Southern regions for the three and six months ended June 30, 2014 and 2013.

The following tables show total assets by segment at June 30, 2014 and December 31, 2013:

	June 30, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,009	$8,364	$5,175	$—	$16,548
Inventory (a)	274,305	295,883	229,404	—	799,592
Investments in unconsolidated joint ventures	3,671	38,511	—	—	42,182
Other assets	13,707	19,165	11,532	223,980	268,384
Total assets	$294,692	$361,923	$246,111	$223,980	$1,126,706

	December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

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

As of June 30, 2014, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes.

In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$275,138	$6,470	$—	$281,608
Costs and expenses:
Land and housing	—	221,217	—	—	221,217
Impairment of inventory and investment in unconsolidated joint ventures	—	804	—	—	804
General and administrative	—	18,057	3,224	—	21,281
Selling	—	20,251	—	—	20,251
Equity in loss of unconsolidated joint ventures	—	—	22	—	22
Interest	—	2,428	302	—	2,730
Total costs and expenses	—	262,757	3,548	—	266,305

Income before income taxes	—	12,381	2,922	—	15,303

Provision for income taxes	—	344	1,405	—	1,749

Equity in subsidiaries	13,554	—	—	(13,554)	—

Net income	13,554	12,037	1,517	(13,554)	13,554

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$12,335	$12,037	$1,517	$(13,554)	$12,335

	Three Months Ended June 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$227,301	$7,252	$—	$234,553
Costs and expenses:
Land and housing	—	187,136	—	—	187,136
Impairment of inventory and investment in unconsolidated joint ventures	—	1,201	—	—	1,201
General and administrative	—	14,953	3,196	—	18,149
Selling	—	16,246	29	—	16,275
Interest	—	4,062	335	—	4,397
Total costs and expenses	—	223,598	3,560	—	227,158

Income before income taxes	—	3,703	3,692	—	7,395

(Benefit) provision for income taxes	—	(1,199)	1,330	—	131

Equity in subsidiaries	7,264	—	—	(7,264)	—

Net income	7,264	4,902	2,362	(7,264)	7,264

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$6,045	$4,902	$2,362	$(7,264)	$6,045

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$502,114	$14,335	$—	$516,449
Costs and expenses:
Land and housing	—	405,181	—	—	405,181
Impairment of inventory and investment in unconsolidated joint ventures	—	804	—	—	804
General and administrative	—	33,348	6,248	—	39,596
Selling	—	36,220	—	—	36,220
Equity in income of unconsolidated joint ventures	—	—	(40)	—	(40)
Interest	—	6,282	618	—	6,900
Total costs and expenses	—	481,835	6,826	—	488,661

Income before income taxes	—	20,279	7,509	—	27,788

(Benefit) provision for income taxes	—	(1,437)	3,039	—	1,602

Equity in subsidiaries	26,186	—	—	(26,186)	—

Net income	26,186	21,716	4,470	(26,186)	26,186

Preferred dividends	2,438	—	—	—	2,438

Net income to common shareholders	$23,748	$21,716	$4,470	$(26,186)	$23,748

	Six Months Ended June 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$409,618	$15,662	$—	$425,280
Costs and expenses:
Land and housing	—	338,649	—	—	338,649
Impairment of inventory and investment in unconsolidated joint ventures	—	2,101	—	—	2,101
General and administrative	—	27,795	6,333	—	34,128
Selling	—	29,338	46	—	29,384
Interest	—	8,084	653	—	8,737
Total costs and expenses	—	405,967	7,032	—	412,999

Income before income taxes	—	3,651	8,630	—	12,281

(Benefit) provision for income taxes	—	(2,614)	3,044	—	430

Equity in subsidiaries	11,851	—	—	(11,851)	—

Net income	11,851	6,265	5,586	(11,851)	11,851

Preferred dividends	1,219	—	—	—	1,219
Excess of fair value over book value of preferred shares redeemed	2,190	—	—	—	2,190

Net income to common shareholders	$8,442	$6,265	$5,586	$(11,851)	$8,442

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$19,707	$13,936	$—	$33,643
Restricted cash	—	10,076	—	—	10,076
Mortgage loans held for sale	—	—	64,782	—	64,782
Inventory	—	816,140	—	—	816,140
Property and equipment - net	—	10,969	314	—	11,283
Investment in unconsolidated joint ventures	—	23,843	18,339	—	42,182
Deferred income taxes, net of valuation allowances	—	108,626	932	—	109,558
Investment in subsidiaries	555,665	—	—	(555,665)	—
Intercompany assets	327,915	—	—	(327,915)	—
Other assets	8,583	21,564	8,895	—	39,042
TOTAL ASSETS	$892,163	$1,010,925	$107,198	$(883,580)	$1,126,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$87,082	$243	$—	$87,325
Customer deposits	—	15,019	—	—	15,019
Intercompany liabilities	—	307,650	20,265	(327,915)	—
Other liabilities	—	54,096	5,320	—	59,416
Community development district obligations	—	1,884	—	—	1,884
Obligation for consolidated inventory not owned	—	1,268	—	—	1,268
Notes payable bank - financial services operations	—	—	61,914	—	61,914
Notes payable - other	—	7,717	—	—	7,717
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,269	—	—	—	228,269
TOTAL LIABILITIES	372,019	474,716	87,742	(327,915)	606,562

SHAREHOLDERS’ EQUITY	520,144	536,209	19,456	(555,665)	520,144

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$892,163	$1,010,925	$107,198	$(883,580)	$1,126,706

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$113,407	$15,318	$—	$128,725
Restricted cash	—	13,902	—	—	13,902
Mortgage loans held for sale	—	—	81,810	—	81,810
Inventory	—	690,934	—	—	690,934
Property and equipment - net	—	10,267	269	—	10,536
Investment in unconsolidated joint ventures	—	13,525	21,741	—	35,266
Deferred income taxes, net of valuation allowances	—	109,763	1,148	—	110,911
Investment in subsidiaries	535,879	—	—	(535,879)	—
Intercompany assets	318,852	—	—	(318,852)	—
Other assets	9,892	17,180	11,020	—	38,092
TOTAL ASSETS	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$69,887	$339	$—	$70,226
Customer deposits	—	11,262	—	—	11,262
Intercompany liabilities	—	296,229	22,623	(318,852)	—
Other liabilities	—	64,413	6,928	—	71,341
Community development district obligations	—	3,130	—	—	3,130
Obligation for consolidated inventory not owned	—	1,775	—	—	1,775
Notes payable bank - financial services operations	—	—	80,029	—	80,029
Notes payable - other	—	7,790	—	—	7,790
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,070	—	—	—	228,070
TOTAL LIABILITIES	371,820	454,486	109,919	(318,852)	617,373

SHAREHOLDERS’ EQUITY	492,803	514,492	21,387	(535,879)	492,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$6,400	$(93,426)	$26,757	$(6,400)	$(66,669)

INVESTING ACTIVITIES:
Restricted cash	—	3,819	—	—	3,819
Purchase of property and equipment	—	(1,578)	(99)	—	(1,677)
Investments in and advances to unconsolidated joint ventures	—	(10,318)	(3,166)	—	(13,484)
Net proceeds from the sale of mortgage servicing rights	—	—	2,135	—	2,135
Net cash used in investing activities	—	(8,077)	(1,130)	—	(9,207)

FINANCING ACTIVITIES:
Repayments of bank borrowings - net	—	—	(18,115)	—	(18,115)
Principal repayments of note payable - other and community development district bond obligations	—	(73)	—	—	(73)
Proceeds from exercise of stock options	1,460	—	—	—	1,460
Intercompany financing	(5,422)	7,876	(2,454)	—	—
Dividends paid	(2,438)	—	(6,400)	6,400	(2,438)
Debt issue costs	—	—	(40)	—	(40)
Net cash (used in) provided by financing activities	(6,400)	7,803	(27,009)	6,400	(19,206)

Net decrease in cash and cash equivalents	—	(93,700)	(1,382)	—	(95,082)
Cash and cash equivalents balance at beginning of period	—	113,407	15,318	—	128,725
Cash and cash equivalents balance at end of period	$—	$19,707	$13,936	$—	$33,643

	Six Months Ended June 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,600	$(47,747)	$22,569	$(4,600)	$(25,178)

INVESTING ACTIVITIES:
Restricted cash	—	(3,869)	—	—	(3,869)
Purchase of property and equipment	—	(991)	(59)	—	(1,050)
Investments in and advances to unconsolidated joint ventures	—	(10,160)	(8,128)	—	(18,288)
Net cash used in investing activities	—	(15,020)	(8,187)	—	(23,207)

FINANCING ACTIVITIES:
Repayments from bank borrowings - net	—	—	(17,515)	—	(17,515)
Principal repayments from note payable - other and community development district bond obligations	—	(1,676)	—	—	(1,676)
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Redemption of of preferred shares	(50,352)	—	—	—	(50,352)
Proceeds from exercise of stock options	2,639	—	—	—	2,639
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Intercompany financing	(96,535)	90,800	5,735	—	—
Dividends paid	(1,219)	—	(4,600)	4,600	(1,219)
Debt issue costs	—	(3,544)	(61)	—	(3,605)
Net cash (used in) provided by financing activities	(4,600)	85,580	(16,441)	4,600	69,139

Net increase (decrease) in cash and cash equivalents	—	22,813	(2,059)	—	20,754
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$149,147	$17,105	$—	$166,252

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered more than 88,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). We also operate under the name Triumph Homes in certain communities in our Houston, Texas market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

We believe that there have been no significant changes to our critical accounting policies during the quarter ended June 30, 2014 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We believe that housing market conditions, in general, remain healthy despite a moderation in the pace of new contracts in 2014's first half compared to 2013's first half. We believe this moderation in the housing industry was due to a number of factors, including (1) higher mortgage rates in the first half of 2014, (2) reduced affordability in certain markets as a result of higher average sales prices and higher mortgage rates, (3) a tepid economic recovery and uneven job creation, and (4) the imposition of lower loan limits on government-sponsored mortgages beginning in January 2014. Our results during the three and six months ended June 30, 2014 were also negatively impacted by the harsh weather conditions early in the year, which delayed the opening of certain of our new communities and their expected contribution to our new contracts, as well as lower traffic levels. Our new contracts declined by 6% for the three and six months ended June 30, 2014. Despite the moderation in new contracts in the first half of 2014, we experienced improvements in most of our financial and operating metrics for the three and six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company reported revenue of $516.4 million, a 21.4% increase compared to the same period in 2013, and achieved net income of $26.2 million, of which $16.9 million ($0.54 per diluted share) related to our core profitability, and $9.3 million ($0.31 per diluted share) related to the accounting benefit from income taxes associated with the reversal of our remaining state deferred tax asset valuation allowance (see Note 9 to our Unaudited Condensed Consolidated Financial Statements for further information). We also achieved our highest year-to-date gross and operating margins since 2006, with gross margin reaching 21.5% and operating margin reaching 6.7% for the six months ended June 30, 2014. We believe our improved results of operations are attributable to (1) our strategic growth and investment in new communities, along with a shift in our mix of communities towards better performing locations within each of our markets; (2) our continued progress in shifting our investment to housing markets with stronger economic growth, including expansion into new markets; and (3) the contributions from our financial services operations. Please see further discussion of our financial and operating metrics below in the “Summary of Company Results” and our “Year Over Year Comparison” section.

Summary of Financial Results

For the quarter ended June 30, 2014, we achieved net income to common shareholders of $12.3 million, or $0.44 per diluted share, which included a $4.0 million accounting benefit from income taxes associated with the reversal of the remaining valuation allowance against our state deferred tax assets, $1.2 million of dividend payments made to holders of our Series A Preferred Shares and $0.8 million of pre-tax impairment charges. This compares to net income to common shareholders of $6.0 million, or $0.25 per diluted share, for the second quarter of 2013, which included $1.2 million of dividend payments made to holders of our Series A Preferred Shares and $1.2 million of pre-tax impairment charges. For the six months ended June 30, 2014, we achieved net income to common shareholders of $23.7 million, or $0.85 per diluted share, which included a $9.3 million accounting benefit from income taxes associated with the reversal of the remaining valuation allowance against our state deferred tax assets, $2.4 million of dividend payments made to holders of our Series A Preferred Shares and $0.8 million of pre-tax impairment charges.

This compares to net income to common shareholders of $8.4 million, or $0.36 per diluted share, for the six months ended June 30, 2013, which included a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the first quarter of 2013, $2.1 million of pre-tax impairment charges and $1.2 million of dividend payments made to holders of our Series A Preferred Shares.

During the quarter ended June 30, 2014, we recorded total revenue of $281.6 million, of which $273.4 million was from homes delivered, $1.8 million was from land sales and $6.4 million was from our financial services operations. Revenue from homes delivered increased 23% driven primarily by the 106 additional homes delivered in 2014's second quarter compared to the same period in 2013 and a 9% increase in the average sales price of homes delivered ($25,000 per home delivered). Revenue from land sales decreased $3.8 million during the second quarter of 2014 primarily due to two large land sales in our Midwest region and a large land sale in our Mid-Atlantic region in the prior year. Revenue in our financial services segment decreased 11% to $6.4 million in the second quarter of 2014 primarily due to the factors discussed below in our “Year Over Year Comparison” section. For the first half of 2014, we recorded total revenue of $516.4 million, of which $494.1 million was from homes delivered, $8.0 million was from land sales and $14.3 million was from our financial services operations. Revenue from homes delivered increased 24% driven primarily by the 216 additional homes delivered in the first half of 2014 compared to the same period in 2013 and a 7% increase in the average sales price of homes delivered ($21,000 per home delivered). Revenue from land sales decreased $2.1 million from 2013's first half primarily due to a large land sale in our Mid-Atlantic region in the prior year. Revenue in our financial services segment decreased 8% to $14.3 million in the first half of 2014 primarily due to the factors discussed below in our “Year Over Year Comparisons” section.

Total gross margin increased $13.4 million in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of a $14.2 million improvement in the gross margin of our homebuilding operations, offset partially by a $0.8 million decline in gross margin from our financial services operations. The increase in homebuilding gross margin for the second quarter of 2014 resulted primarily from the 9% increase in the average sales price of homes delivered ($25,000 per home delivered) and the 106 unit increase in the number of homes delivered. For the six months ended June 30, 2014, total gross margin increased $26.0 million compared to the first half of 2013, which was largely the result of a $27.3 million improvement in the gross margin of our homebuilding operations, offset partially by a $1.3 million decline in gross margin from our financial services operations. The increase in homebuilding gross margin for the first half of 2014 resulted primarily from the 7% increase in the average sales price of homes delivered ($21,000 per home delivered) and the 216 unit increase in the number of homes delivered.

The increased sales prices for both the three and six months ended June 30, 2014 were driven primarily by the performance of our newer communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets and a shift in the mix of homes delivered to higher priced and larger homes. We also experienced better pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher average lot and construction costs related to both the mix of homes delivered as well as cost increases associated with homebuilding industry conditions and normal supply and demand dynamics. In the six month period ended June 30, 2014, we were able to pass a majority of the higher costs to our homebuyers in the form of higher sales prices and lower incentives. However, recent moderation in the pace of improvement in the homebuilding industry may make it more difficult to continue to fully offset any additional increases in lot, material, labor and land costs that we may experience going forward.

Selling, general and administrative expense increased $7.1 million and $12.3 million for the three and six months ended June 30, 2014, respectively, which offset, in part, the increase in our gross margins discussed above. For the second quarter of 2014, selling expense increased $4.0 million from the prior year's second quarter and increased as a percentage of revenue to 7.2% compared to 6.9% in the second quarter of 2013. Variable selling expense for sales commissions contributed $2.7 million to the increase due to the increase in the number of homes delivered and the higher average sales price. The increase in selling expense was also attributable to a $1.3 million increase in non-variable selling expense primarily related to an increase in expenses associated with our sales offices and models resulting from the increase in our number of communities compared to 2013's second quarter. General and administrative expense increased $3.1 million during the second quarter of 2014 but improved slightly as a percentage of revenue to 7.6% compared to 7.7% for the second quarter of 2013. This increase was primarily due to a $0.8 million increase in incentive compensation expense and a $1.3 million increase in payroll-related expense, resulting primarily from the increase in our employee count related to our community count and backlog growth. For the six months ended June 30, 2014, selling expense increased $6.8 million from the first half of 2013 and increased slightly as a percentage of revenue to 7.0% compared to 6.9% in the first half of 2013. Variable selling expense for sales commissions contributed $4.3 million to the increase due to the increase in the number of homes delivered and the higher average sales price. The increase in selling expense was also attributable to a $2.6 million increase in non-variable selling expense primarily related to an increase in expenses associated with our sales offices and models resulting from the increase in our number of communities. General and administrative expense increased $5.5 million compared to the six months ended June 30, 2013 but improved as a percentage of revenue from 8.0% in the first half of 2013 to 7.7% in the first half of 2014. This increase was primarily due to a $1.9 million increase in incentive compensation expense and a $2.5 million increase in payroll-related expense, resulting primarily from a 22% increase in our employee count related to our community count and backlog growth. Overall, our selling, general and administrative expense was 14.7% of revenue in both the second quarter and first half of 2014, respectively, compared to 14.7% and 14.9% for the same periods in 2013, respectively.
Summary of Operational Results

In addition to the improving financial results noted above, certain of our operational metrics also improved. For the quarter ended June 30, 2014, we achieved a 13% increase in the number of homes delivered and a 9% increase in the average sales price of homes delivered compared to the same period a year ago. For the six months ended June 30, 2014, we achieved a 15% increase in the number of homes delivered and a 7% increase in the average sales price of homes delivered compared to 2013's first half. We also experienced a 13% increase in the average sales price of homes in backlog and an 11% increase in the overall sales value of our backlog at June 30, 2014 compared to June 30, 2013.
We continue to invest in communities and markets that we believe will help us attain improved profitability as housing markets improve and enhance our ability to establish market share and create a platform for future growth in our current markets. During the six month period ended June 30, 2014, we opened 22 communities and closed 34 communities. However, new contracts declined by 6% during the three and six months ended June 30, 2014 compared to a year ago and the number of homes in our backlog at June 30, 2014 declined by 2% compared to June 30, 2013. Our absorption rates per community also declined from 2.6 for the six months ended June 30, 2013 to 2.2 for the six months ended June 30, 2014. We believe this decline in new contracts, units in backlog and absorption rates from 2013's first half was the result of the general moderation of the pace of improvement in the housing market in the first half of 2014 compared to 2013's same period as well as harsh winter weather conditions that kept potential homebuyers at home and delayed our new community openings to later in the year. Additionally, comparing new contracts levels in the second quarter and first half of 2014 with the second quarter and first half of 2013 was challenging as a result of our strong level of new contracts in the first half of 2013, which represented a 34% increase compared to the first half of 2012.
Outlook

Looking ahead, we continue to believe that the fundamentals supporting the housing recovery remain in place, despite recent moderation in the demand for new homes. We believe overall housing market conditions will continue to be positive over the next several quarters but expect the pace of new contracts to be more moderate than we experienced in 2013. We expect that the level of demand for housing will be uneven and will remain largely dependent on (1) our ability to open new communities during the second half of 2014, (2) traffic levels, (3) the extent of job growth and consumer confidence, and (4) the stability in mortgage loan underwriting standards and interest rates. Furthermore, despite increased home prices and higher mortgage rates (which remain at historically low levels), we believe that the average cost of new home ownership currently provides value compared to the average cost of renting in most markets, and the current limited availability of housing inventory should increase the need for construction of new homes. We believe these conditions in the housing market, combined with our investments in land for new communities in desirable locations, should lead to continued positive comparisons of the Company's financial performance to prior year results through the remainder of 2014.
Given our expectations with respect to homebuilding market conditions, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives during the remainder of 2014:

•	profitably growing our presence in our existing markets;

•	review new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

With these objectives in mind, we took a number of steps during the first half of 2014 to position the Company for the remainder of 2014 and beyond, including investing $124.9 million in land acquisitions and $51.9 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend approximately $425 million to $475 million in 2014 on land purchases and land development. However, given varying results in each of our local markets, we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets.
Despite our positive expectations, it is unclear whether our financial results will continue to improve at the rate they did in 2013 and the first half of 2014. Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and grow our active communities provide our best opportunities to continue improving our financial results. However, we can provide no assurance that the rate of positive annual trends and/or sequential trends experienced in our financial and operating metrics in 2013 and the first half of 2014 will continue throughout the remainder of 2014.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and income before income taxes for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Revenue:
Midwest homebuilding	$85,549	$79,498	$165,153	$140,201
Southern homebuilding	101,122	68,946	181,322	119,906
Mid-Atlantic homebuilding	88,467	78,857	155,639	149,511
Financial services (a)	6,470	7,252	14,335	15,662
Total revenue	$281,608	$234,553	$516,449	$425,280

Gross margin:
Midwest homebuilding	$16,382	$12,560	$31,779	$21,750
Southern homebuilding	20,180	12,299	35,396	22,084
Mid-Atlantic homebuilding	16,555	14,105	28,954	25,034
Financial services (a)	6,470	7,252	14,335	15,662
Total gross margin	$59,587	$46,216	$110,464	$84,530

Selling, general and administrative expense:
Midwest homebuilding	$9,656	$8,180	$17,810	$15,168
Southern homebuilding	11,531	8,441	20,870	15,136
Mid-Atlantic homebuilding	8,971	7,921	16,577	14,504
Financial services (a)	3,096	3,082	5,935	6,037
Corporate	8,278	6,800	14,624	12,667
Total selling, general and administrative expense	$41,532	$34,424	$75,816	$63,512

Operating income (loss):
Midwest homebuilding	$6,726	$4,381	$13,969	$6,582
Southern homebuilding	8,649	3,858	14,526	6,949
Mid-Atlantic homebuilding	7,584	6,184	12,377	10,529
Financial services (a)	3,374	4,169	8,400	9,625
Corporate	(8,278)	(6,800)	(14,624)	(12,667)
Total operating income	$18,055	$11,792	$34,648	$21,018

Interest expense:
Midwest homebuilding	$492	$1,356	$1,761	$2,830
Southern homebuilding	1,368	1,800	2,959	3,104
Mid-Atlantic homebuilding	568	906	1,563	2,149
Financial services (a)	302	335	617	654
Total interest expense	$2,730	$4,397	$6,900	$8,737

Equity in loss (income) of unconsolidated joint ventures	22	—	(40)	—

Income before income taxes	$15,303	$7,395	$27,788	$12,281

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at June 30, 2014 and December 31, 2013:

	At June 30, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$3,009	$8,364	$5,175	$—	$16,548
Inventory (a)	274,305	295,883	229,404	—	799,592
Investments in unconsolidated joint ventures	3,671	38,511	—	—	42,182
Other assets	13,707	19,165	11,532	223,980	268,384
Total assets	$294,692	$361,923	$246,111	$223,980	$1,126,706

	At December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments

The following table presents, by reportable segment, selected operating and financial information as of and for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Midwest Region
Homes delivered	291	298	550	530
New contracts, net	394	395	768	744
Backlog at end of period	763	632	763	632
Average sales price per home delivered	$293	$257	$294	$259
Average sales price of homes in backlog	$324	$282	$324	$282
Aggregate sales value of homes in backlog	$247,068	$178,379	$247,068	$178,379
Revenue homes	$85,205	$76,674	$161,861	$137,377
Revenue third party land sales	$344	$2,824	$3,292	$2,824
Operating income homes	$6,635	$4,722	$12,971	$7,571
Operating income (loss) land	$91	$(341)	$998	$(989)
Number of active communities	60	65	60	65
Southern Region
Homes delivered	330	249	605	440
New contracts, net	363	376	699	754
Backlog at end of period	543	655	543	655
Average sales price per home delivered	$306	$277	$296	$269
Average sales price of homes in backlog	$336	$275	$336	$275
Aggregate sales value of homes in backlog	$182,216	$180,363	$182,216	$180,363
Revenue homes	$100,966	$68,946	$179,112	$118,203
Revenue third party land sales	$156	$—	$2,210	$1,703
Operating income homes	$8,623	$3,858	$14,379	$5,919
Operating income land	$26	$—	$147	$1,030
Number of active communities	50	40	50	40
Mid-Atlantic Region
Homes delivered	273	241	476	445
New contracts, net	259	307	531	627
Backlog at end of period	341	388	341	388
Average sales price per home delivered	$319	$316	$322	$323
Average sales price of homes in backlog	$343	$340	$343	$340
Aggregate sales value of homes in backlog	$116,937	$132,028	$116,937	$132,028
Revenue homes	$87,203	$76,080	$153,111	$143,910
Revenue third party land sales	$1,264	$2,777	$2,528	$5,601
Operating income homes	$7,259	$5,546	$11,759	$9,282
Operating income land	$325	$638	$618	$1,247
Number of active communities	35	35	35	35
Total Homebuilding Regions
Homes delivered	894	788	1,631	1,415
New contracts, net	1,016	1,078	1,998	2,125
Backlog at end of period	1,647	1,675	1,647	1,675
Average sales price per home delivered	$306	$281	$303	$282
Average sales price of homes in backlog	$332	$293	$332	$293
Aggregate sales value of homes in backlog	$546,221	$490,769	$546,221	$490,770
Revenue homes	$273,374	$221,700	$494,084	$399,490
Revenue third party land sales	$1,764	$5,601	$8,030	$10,128
Operating income homes	$22,517	$14,126	$39,109	$22,772
Operating income land	$442	$297	$1,763	$1,288
Number of active communities	145	140	145	140
Financial Services
Number of loans originated	607	597	1,100	1,094
Value of loans originated	$154,048	$139,732	$278,410	$260,976

Revenue	$6,470	$7,252	$14,335	$15,662
Less: Selling, general and administrative expense	3,096	3,082	5,935	6,037
Interest expense	302	335	617	654
Income before income taxes	$3,072	$3,835	$7,783	$8,971

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

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Midwest	15.6%	18.6%	16.3%	18.8%
Southern	17.7%	13.2%	18.8%	13.7%
Mid-Atlantic	9.4%	10.2%	9.1%	10.0%

Total cancellation rate	14.9%	14.4%	15.4%	14.6%

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

Year Over Year Comparison

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Midwest Region. Our Midwest region had operating income of $6.7 million for the three months ended June 30, 2014, a $2.3 million increase from our operating income of $4.4 million for the three months ended June 30, 2013. The increase in operating income was primarily the result of a $6.0 million improvement in our homebuilding revenue, offset partially by a $1.5 million increase in selling, general, and administrative expense.

For the quarter ended June 30, 2014, homebuilding revenue in our Midwest region increased $6.0 million, from $79.5 million in the second quarter of 2013 to $85.5 million in the second quarter of 2014. This 8% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($36,000 per home delivered), partially offset by a 2% decrease in the number of homes delivered (7 units) and a $2.5 million decrease in land sale revenue. Our homebuilding gross margin increased $3.8 million and yielded a gross margin percentage of 19.1% for the quarter ended June 30, 2014, a 330 basis point improvement when compared to the same period in 2013. This gross margin percentage improvement resulted from the increase in our average sales price described above and the $0.4 million decrease in asset impairment charges taken in the second quarter of 2014 compared to the same period in 2013, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.5 million, from $8.2 million for the quarter ended June 30, 2013 to $9.7 million for the quarter ended June 30, 2014 and increased as a percentage of revenue to 11.3% compared to 10.3% for the same period in 2013. The increase in selling, general and administrative expense was attributable, in part, to a $1.2 million increase in selling expense, which was primarily due to (1) a $0.5 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and (2) a $0.7 million increase in expenses primarily related to our design centers and sales offices as a result of our increased average community count. The increase in selling, general and administrative expense was also attributable to an increase in general and administrative expense, which was primarily due to a $0.3 million increase in compensation expense resulting primarily from the increase in employee count related to our community count and backlog growth as well as higher incentive compensation due to improved operating results.
During the three months ended June 30, 2014, new contracts were flat in our Midwest region compared to the second quarter of 2013. Backlog increased 21% from 632 homes at June 30, 2013 to 763 homes at June 30, 2014, with an average sales price in backlog of $324,000 at June 30, 2014 compared to $282,000 at June 30, 2013. Despite the impact of harsh winter weather conditions, we were able to achieve positive operating results in our Midwest region compared to prior year's second quarter due to higher-end product offerings, improving sub-market conditions and more attractive community locations. During the three months ended June 30, 2014, we opened three communities in our Midwest region compared to six during 2013's second quarter. Our monthly absorption rate in our Midwest region was 2.1 per community for 2014's second quarter, the same as in 2013's second quarter.

Southern Region. Our Southern region had operating income of $8.6 million for the quarter ended June 30, 2014, a $4.7 million increase from our operating income of $3.9 million for the second quarter of 2013. The increase in operating income was primarily the result of a $32.2 million improvement in our homebuilding revenue offset partially by a $3.1 million increase in selling, general and administrative expense.

During the three months ended June 30, 2014, homebuilding revenue in our Southern region increased $32.2 million, from $68.9 million in the second quarter of 2013 to $101.1 million in the second quarter of 2014. This 47% increase in homebuilding revenue was the result of a 33% increase in the number of homes delivered (81 units) and a 10% increase in the average sales price of homes delivered ($29,000 per home delivered). Our homebuilding gross margin increased $7.9 million and yielded a gross margin percentage of 20.0% for the quarter ended June 30, 2014 compared to 17.8% for the quarter ended June 30, 2013. The improvement in our gross margin percentage is primarily reflective of the improvements described above partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $3.1 million from $8.4 million in the second quarter of 2013 to $11.5 million in the second quarter of 2014 but declined as a percentage of revenue to 11.4% for the three months ended June 30, 2014 compared to 12.0% for the second quarter of 2013. The increase in selling, general and administrative expense was attributable, in part, to a $2.2 million increase in selling expense, which was due to (1) a $1.9 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and number of homes delivered, and (2) a $0.3 million increase in expenses related to our design centers and sales offices related to our increased average community count. The increase in selling, general and administrative expense was also attributable to a $0.9 million increase in general and administrative expense, which was primarily due to an increase in land-related expenses as well as an increase in payroll-related and other miscellaneous expenses associated with our new Austin and Dallas/Fort Worth divisions.

Average sales price in backlog increased to $336,000 at June 30, 2014 from $275,000 at June 30, 2013 due to improvements in the product and market mix. However, during the three months ended June 30, 2014, we experienced a 3% decrease in new contracts in our Southern region, from 376 in the second quarter of 2013 to 363 for the quarter ended June 30, 2014. Backlog also decreased 17% from 655 homes at June 30, 2013 to 543 homes at June 30, 2014. We believe the declines in new contracts and backlog were attributable to increased competition and the opening of certain of our new communities later in the quarter than we anticipated. Additionally, comparing new contracts levels in the second quarter of 2014 with the second quarter of 2013 was challenging as a result of our strong level of new contracts in the second quarter of 2013, which represented a 40% increase compared to the second quarter of 2012. During the three months ended June 30, 2014, we opened three communities in our Southern region compared to six during 2013's second quarter. Our monthly absorption rate in our Southern region declined from 3.2 per community in the second quarter of 2013 to 2.4 per community in the second quarter of 2014 primarily due to an increase in the number of average communities during the second quarter of 2014 compared to 2013's second quarter as well as due to the decline in new contracts compared to prior year discussed above.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $7.6 million for the quarter ended June 30, 2014, a $1.4 million increase from our operating income of $6.2 million in the second quarter of 2013. The increase in operating income was primarily the result of a $9.6 million improvement in our homebuilding revenue offset partially by a $1.1 million increase in selling, general and administrative expense.

For the three month period ended June 30, 2014, homebuilding revenue in our Mid-Atlantic region increased $9.6 million from $78.9 million in the second quarter of 2013 to $88.5 million in the second quarter of 2014. This 12% increase in revenue was attributable to a 13% increase in the number of homes delivered (32 units) and a slight increase in the average sales price of homes delivered related to a change in product and market mix, offset, in part, by a decrease in land sale revenue of $1.5 million. Homebuilding gross margin increased $2.5 million compared to the second quarter of 2013 and yielded a gross margin percentage of 18.7%, which represents an 80 basis point improvement when compared to 17.9% for the quarter ended June 30, 2013. This improvement in gross margin percentage resulted from the improvements described above, partially offset by higher construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.1 million from $7.9 million in the second quarter of 2013 to $9.0 million in the second quarter of 2014 and increased slightly as a percentage of revenue from 10.0% to 10.1%. The increase in selling, general and administrative expense was attributable, in part, to a $0.6 million increase in selling expense, which was due to (1) a $0.3 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered and number of homes delivered, and (2) a $0.3 million increase in expenses related to our design centers and sales offices related to our increased average community count. The increase in selling, general and administrative expense was attributable, in part, to a $0.4 million increase in general and administrative expense, which was primarily due to an increase in compensation expenses resulting primarily from the increase in employee count related to our average community count as well as other miscellaneous increases.

During the three months ended June 30, 2014, we experienced a 16% decrease in new contracts in our Mid-Atlantic region, from 307 in the second quarter of 2013 to 259 in the second quarter of 2014, as well as a 12% decrease in the number of homes in backlog from 388 homes at June 30, 2013 to 341 homes at June 30, 2014. These declines were primarily attributable to delayed openings of certain new communities resulting from harsh weather conditions in the first quarter that impacted our new contract results and a change in product mix. Average sales price of homes in backlog increased, however, from $340,000 at June 30, 2013 to $343,000 at June 30, 2014. We opened three communities in our Mid-Atlantic region during both the second quarter of 2014 and 2013. Our monthly absorption rate in our Mid-Atlantic region declined to 2.3 per community in the second quarter of 2014 from 2.9 per community in the second quarter of 2013 due to the decrease in new contracts and the increase in our average community count compared to prior year.

Financial Services. Loan originations of our mortgage and title operations increased 2% from 597 in the second quarter of 2013 to 607 in the second quarter of 2014, and we experienced a 9% increase in the average loan amount from $234,000 in the quarter ended June 30, 2013 to $254,000 in the quarter ended June 30, 2014. Despite these increases, our revenue from our mortgage and title operations decreased $0.8 million (11%) from $7.3 million in the second quarter of 2013 to $6.5 million in the second quarter of 2014. This decline in revenue was primarily attributable to lower margins on the loans sold compared to 2013's second quarter. In the second quarter of 2013, we experienced higher profit margins on our loan sales and servicing retained transactions as supply and demand factors were favorable during that time, and we also benefited from a strong refinance market. Additionally, the product mix of our loans sold continued to shift from government to conventional financing, which generally yields lower margins on sale. Competition in the industry has also recently increased, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and a more challenging pricing environment, to continue for the foreseeable future.

We experienced a $0.8 million decrease in operating income in the second quarter of 2014 in our mortgage and title operations compared to 2013's second quarter, which was due to the decrease in revenue discussed above. Selling, general, and administrative expense for our mortgage and title operations remained flat for 2014's second quarter compared to the same period a year ago.

At June 30, 2014, M/I Financial provided financing services in all of our markets. Approximately 77% of our homes delivered during the second quarter of 2014 were financed through M/I Financial which was the same rate as in the second quarter of 2013. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.5 million, from $6.8 million in the second quarter of 2013 to $8.3 million in the second quarter of 2014. The increase was primarily due to share based and variable incentive compensation associated with our improved financial performance.

Interest Expense - Net. Interest expense for the Company decreased by $1.7 million, from $4.4 million in the three months ended June 30, 2013 to $2.7 million in the three months ended June 30, 2014. This decrease was primarily the result of a decline in our weighted average borrowing rate from 7.43% in the second quarter of 2013 to 7.28% for second quarter of 2014 related to increased capitalized interest as a result of our increased land development during the second quarter of 2014 compared to prior year. We also experienced a decrease in our weighted average borrowings from $415.9 million in 2013's second quarter to $406.7 million in 2014's second quarter related to a decrease in bank borrowings during the quarter compared to 2013's second quarter.
Income Taxes. Our overall effective tax rate was 11.4% for the three months ended June 30, 2014 and 1.8% for the same period in 2013. Our 2014 effective tax rate primarily reflects tax expense of $5.7 million, offset by the reversal of $4.0 million of our state deferred tax asset valuation allowance, as we now estimate that we will utilize all of our state tax NOLs based on our current pre-tax operating results. The effective rate is not reflective of our historical tax rate or our effective tax rate in future periods due to our state deferred tax asset valuation allowance. We expect our effective combined federal and state tax rate for the remainder of 2014 will be approximately 39.2% barring any changes in tax status and change in ability to recover remaining state tax loss carryforwards that did not meet the “more likely than not criteria”.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Midwest Region. Our Midwest region had operating income of $14.0 million for the six months ended June 30, 2014, a $7.4 million increase from our operating income of $6.6 million for the six months ended June 30, 2013. The increase in operating income was primarily the result of a $25.0 million improvement in our homebuilding revenue, offset, in part, by a $2.6 million increase in selling, general, and administrative expense.

For the first half of 2014, homebuilding revenue in our Midwest region increased $25.0 million, from $140.2 million for the first six months of 2013 to $165.2 million for the first six months of 2014. This 18% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($35,000 per home delivered) and a 4% increase in the number of homes delivered (20 units), as well as an increase of $0.5 million in land sale revenue. Our homebuilding gross margin improved $10.0 million and yielded a gross margin percentage of 19.2% for the second half of 2014, a 370 basis point improvement when compared to the same period in 2013. This gross margin percentage improvement resulted primarily from the improvements described above as well as a $1.3 million decrease in asset impairment charges taken in the first six months of 2014 compared to the same period in 2013, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $2.6 million from $15.2 million for the six months ended June 30, 2013 to $17.8 million for the six months ended June 30, 2014 and remained flat as a percentage of revenue, ending at 10.8% for both the first half of 2014 and 2013. The increase in selling, general and administrative expense was attributable, in part, to a $2.2 million increase in selling expense, which was primarily due to (1) a $1.0 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and number of homes delivered and (2) a $1.1 million increase in expenses primarily related to our design centers and sales offices as a result of our increased average community count. The increase in selling, general and administrative expense was also attributable to an increase in general and administrative expense, which was primarily due to a $0.7 million increase in compensation expense resulting primarily from the increase in employee count related to our average community count and backlog growth, offset partially by a $0.3 million decrease in professional fees and other miscellaneous expenses.

During the six months ended June 30, 2014, we experienced a 3% increase in new contracts in our Midwest region, from 744 in the first half of 2013 to 768 for the first half of 2014. Backlog increased 21% from 632 homes at June 30, 2013 to 763 homes at June 30, 2014, with an average sales price in backlog of $324,000 at June 30, 2014 compared to $282,000 at June 30, 2013. Despite the impact of harsh winter weather conditions and a moderation in the overall housing market when compared to 2013's same period, we were able to achieve positive operating results in our Midwest region compared to prior year's first half due to higher-end product offerings, improving sub-market conditions and more attractive community locations. During the first half of 2014, we opened six new communities in our Midwest region compared to 10 during 2013's first half. Our monthly absorption rate in our Midwest region declined slightly from 2.0 per community in the first half of 2013 to 1.9 per community in the first half of 2014.

Southern Region. Our Southern region had operating income of $14.5 million for the six months ended June 30, 2014, a $7.6 million increase from our operating income of $6.9 million for the six months ended June 30, 2013. The increase in operating income was primarily the result of a $61.4 million improvement in our homebuilding revenue, offset, in part, by a $5.8 million increase in selling, general, and administrative expense.

During the six months ended June 30, 2014, homebuilding revenue in our Southern region increased $61.4 million, from $119.9 million in the first half of 2013 to $181.3 million in the first half of 2014. This 51% increase in homebuilding revenue was the result of a 38% increase in the number of homes delivered (165 units) and a 10% increase in the average sales price of homes delivered ($27,000 per home delivered) as well as an increase of $0.5 million in land sale revenue. Our homebuilding gross margin increased $13.3 million and yielded a gross margin percentage of 19.5% for the first half of 2014 compared to 18.4% for the first half of 2013. The improvement in our gross margin percentage is primarily reflective of the improvements in the average sales price of homes delivered and the number of homes delivered described above, offset partially by a $0.9 million decrease in profit from the sale of land, compared to the first six months of 2013, as well as higher construction and lot costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $5.8 million from $15.1 million in the first six months of 2013 to $20.9 million in the first six months of 2014 but declined as a percentage of revenue to 11.5% for the first half of 2014 from 12.6% for the first half of 2013. The increase in selling, general and administrative expense was attributable, in part, to a $4.1 million increase in selling expense, which was due to (1) a $3.1 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered and (2) a $1.0 million increase in expenses related to our design centers and sales offices. The increase in selling, general and administrative expense was also attributable to a $1.7 million increase in general and administrative expense, which was primarily due to a $0.2 million increase in compensation expense resulting primarily from the increase in employee count related to our average community count growth, a $0.4 million increase in land-related expenses, a $0.3 million increase in other miscellaneous expenses and an increase in payroll-related and other miscellaneous expenses associated with our new Austin and Dallas/Fort Worth divisions.

Average sales price in backlog increased to $336,000 at June 30, 2014 from $275,000 at June 30, 2013 due to product and market mix. However, during the six months ended June 30, 2014, we experienced a 7% decrease in new contracts in our Southern region, from 754 in the first half of 2013 to 699 for the first half of 2014. Backlog also decreased 17% from 655 homes at June 30, 2013 to 543 homes at June 30, 2014. We believe the declines in new contracts and backlog were attributable to increased competition and the opening of certain of new communities later in the quarter than we anticipated. Additionally, comparing new contracts levels in the first half of 2014 with the first half of 2013 was challenging as a result of our strong level of new contracts in the first half of 2013, which represented a 56% increase compared to the first half of 2012. During the six months ended June 30, 2014, we opened eight new communities in our Southern region compared to 12 during 2013's first half. Our monthly absorption rate in our Southern region declined from 3.2 per community in the first half of 2013 to 2.3 per community in the first half of 2014 due to an increase in the number of average communities during the first half of 2014 compared to 2013's first half as well as due to the decline in new contracts discussed above.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $12.4 million for the six months ended June 30, 2014, a $1.9 million increase from our operating income of $10.5 million in the first six months of 2013. The increase in operating income was primarily the result of a $6.1 million improvement in our homebuilding revenue offset partially by a $2.1 million increase in selling, general and administrative expense.

For the six month period ended June 30, 2014, homebuilding revenue in our Mid-Atlantic region increased $6.1 million from $149.5 million in the first half of 2013 to $155.6 million in the first half of 2014. This 4% increase in revenue was attributable to a 7% increase in the number of homes delivered (31 units), offset, in part, by a $3.1 million decrease in land sale revenue (as our homebuilding operations occasionally generate revenue from the sale of land and lots in addition to home sales). Average sales price of homes delivered remained flat compared to the same period a year ago which is related to a change in product and market mix. Homebuilding gross margin increased $3.9 million compared to the first half of 2013 and yielded a gross margin percentage of 18.6%, which represents an 190 basis point improvement when compared to 16.7% for the six months ended June 30, 2013. This improvement in gross margin percentage resulted from gains due to a shift in product and market mix partially offset by higher construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $2.1 million from $14.5 million in the first half of 2013 to $16.6 million in the first half of 2014 and increased as a percentage of revenue from 9.7% to 10.7%. The increase in selling, general and administrative expense was attributable, in part, to a $0.5 million increase in selling expense, which was due to (1) a $0.2 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered, and (2) a $0.3 million increase in expenses related to our design centers and sales offices related to our increased average community count. The increase in selling, general and administrative expense was attributable, in part, to a $1.6 million increase in general and administrative expense, which was primarily due to a $0.4 million increase in compensation expenses resulting primarily from the increase in employee count related to our average community count, a $0.4 million increase related to higher incentive compensation due to improved operating results, a $0.3 million increase in land-related expenses, a $0.2 million increase in architectural expenses, and a $0.3 million increase in other miscellaneous increases.

During the six months ended June 30, 2014, we experienced a 15% decrease in new contracts in our Mid-Atlantic region, from 627 in the first half of 2013 to 531 in the first half of 2014 as well as a 12% decrease in the number of homes in backlog from 388 homes at June 30, 2013 to 341 homes at June 30, 2014. These declines were primarily attributable to delayed openings of certain new communities resulting from harsh weather conditions in the first quarter that impacted our new contract results and a change in product mix. Average sales price of homes in backlog increased, however, from $340,000 at June 30, 2013 to $343,000 at

June 30, 2014. During the six months ended June 30, 2014, we opened eight new communities in our Mid-Atlantic region compared to the same amount during 2013's first half. Our monthly absorption rate in our Mid-Atlantic region declined to 2.4 per community in the first six months of 2014 from 3.0 per community in the same period in 2013 due to the decrease in new contracts described above as well as the increase in our average community count compared to prior year.
Financial Services. Loan originations of our mortgage and title operations increased 1% from 1,094 in the first half of 2013 to 1,100 in the first half of 2014, and we experienced a 6% increase in the average loan amount from $239,000 in the six months ended June 30, 2013 to $253,000 in the six months ended June 30, 2014. Despite these increases, our revenue from our mortgage and title operations decreased $1.4 million (8%) from $15.7 million in the first half of 2013 to $14.3 million in the first half of 2014. This decline in revenue was primarily attributable to lower margins on the loans sold compared to 2013's first half. In the first half of 2013, we experienced higher profit margins on our loan sales and servicing retained transactions as supply and demand factors were favorable during that time, and we also benefited from a strong refinance market. Additionally, the product mix of our loans sold continued to shift from government to conventional financing, which generally yields lower margins on sale. Competition in the industry has also recently increased, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and a more challenging pricing environment, to continue for the foreseeable future.

We ended the first half of 2014 with a $1.2 million decrease in operating income in our mortgage and title operations compared to the first half of 2013, which was due to the decrease in revenue discussed above. Selling, general, and administrative expense for our mortgage and title operations decreased $0.1 million for the six months ended June 30, 2014 compared to the same period in 2013.

At June 30, 2014, M/I Financial provided financing services in all of our markets. Approximately 77% of our homes delivered during the first half of 2014 were financed through M/I Financial which was the same rate as in the first half of 2013. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.9 million, from $12.7 million in the six months ended June 30, 2013 to $14.6 million in the six months ended June 30, 2014. The increase was primarily due to a $1.5 million increase in share based and variable incentive compensation associated with our improved financial performance and a $0.4 million increase in professional fees.

Interest Expense - Net. Interest expense for the Company decreased $1.8 million, from $8.7 million for the six months ended June 30, 2013 to $6.9 million for the six months ended June 30, 2014. This decrease was primarily the result of a decline in our weighted average borrowing rate from 7.76% in the first half of 2013 to 7.33% for 2014's first half, related to the addition of our 2018 Convertible Senior Subordinated Notes issuance, which has a significantly lower interest rate compared to our other debt outstanding in 2013's first half, as well as an increase in capitalized interest related to our increased land development in the first half of 2014 compared to prior year. Partially offsetting this decrease was an increase in our weighted average borrowings from $382.4 million in the first half of 2013 to $403.9 million in first half of 2014 related to the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013.

Income Taxes. Our overall effective tax rate was 5.8% for the six months ended June 30, 2014 and 3.5% for the same period in 2013. Our 2014 effective tax rate primarily reflects tax expense of $10.9 million, offset by the reversal of $9.3 million of our state deferred tax asset valuation allowance, as we now estimate that we will utilize all of our state tax NOLs based on our current pre-tax operating results. The effective rate is not reflective of our historical tax rate or our effective tax rate in future periods due to our state deferred tax asset valuation allowance. We expect our effective combined federal and state tax rate for the remainder of 2014 will be approximately 39.2% barring any changes in tax status and change in ability to recover remaining state tax loss carryforwards that did not meet the “more likely than not criteria”.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity.

At June 30, 2014, we had $43.7 million of cash, cash equivalents and restricted cash, with $33.6 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $95.1 million decrease from December 31, 2013. This decrease was primarily a result of our increased investment in inventory during the first half of 2014. Our principal uses of cash for the six months ended June 30, 2014 were investment in land and land development, construction of homes, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit lines. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances and other sources of liquidity.

We are actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We expect to continue to expand our business based on the demand for new homes improving further or remaining at current levels. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses to continue to exceed our cash generated by operations in 2014 and therefore expect to utilize our revolving credit facility.
During the first half of 2014, we delivered 1,631 homes, started 2,135 homes, and spent $124.9 million on land purchases and $51.9 million on land development. Based upon our business activity levels, liquidity, leverage, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $425 million to $475 million on land purchases and land development during 2014, including the $176.8 million spent during the first six months of 2014. We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, we have right to purchase $441.4 million of land and lots during 2014 through 2019.
Land transactions are subject to a number of factors, including our financial condition and market conditions, as well as satisfaction of various conditions related to specific properties. We will continue to monitor market conditions and our ongoing pace of home deliveries and adjust our land spending accordingly. The planned increase in our land spending in 2014 compared to 2013 is driven primarily by our growth objectives as we expand our business. In addition, we expect that a larger portion of our land investment will continue to shift from developed lot purchases to land acquisition and development, which will result in increased inventory levels.

Operating Cash Flow Activities. During the six month period ended June 30, 2014, we used $66.7 million of cash in our operating activities, compared to using $25.2 million of cash from our operating activities during the first half of 2013. The increase in cash used in operating activities was primarily due to a $44.4 million increase in the change in inventory compared with the six months ended June 30, 2013.

Investing Cash Flow Activities. During the first half of 2014, we used $9.2 million of cash in investing activities, compared to using $23.2 million of cash in investing activities during the first half of 2013. The $14.0 million decrease was partially due to the change in restricted cash, which decreased $7.7 million from the six months ended June 30, 2013, as the Company pledged less cash as collateral in accordance with our secured Letter of Credit Facilities. In addition, we invested $4.8 million more in our unconsolidated joint ventures during the six months ended June 30, 2013 compared to the six months ended June 30, 2014 primarily due to our entry into joint investments with other builders in two separate land developments in our Southern region in 2013's first half.

Financing Cash Flow Activities. During the six months ended June 30, 2014, we used $19.2 million of cash from our financing activities, compared to generating $69.1 million of cash during the first six months of 2013. The change in cash from financing activities was primarily due to the absence of any debt and equity capital financing transactions or preferred share redemptions in 2014, all of which occurred in the first half of 2013.

At June 30, 2014 and December 31, 2013, our ratio of net debt to net capital was 43% and 39%, respectively, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. We believe that this ratio provides useful information regarding our financial position and in understanding the leverage employed in our operations and comparing us with other homebuilders.

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
The Company is a party to three primary credit agreements: (1) a $200 million unsecured revolving credit facility dated July 18, 2013, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, with M/I Financial as borrower, amended on March 28, 2014 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement, with M/I Financial as borrower, amended on November 6, 2013 (the “MIF Mortgage Repurchase Facility”). Included in the table below is a summary of our available sources of cash from these financing sources as of June 30, 2014:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2016	$—	$182,784
Notes payable – financial services (b)	(b)	$61,914	$777

(a)
The available amount under the Credit Facility is computed in accordance with the borrowing base calculation, which totaled $326.4 million of availability at June 30, 2014, such that the full $200 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were no borrowings and $17.2 million of letters of credit outstanding at June 30, 2014, leaving $182.8 million available.

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

Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. As of June 30, 2014, borrowing availability under the Credit Facility is shown in the table above. The Credit Facility contains various representations, warranties and affirmative, negative and financial covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth, (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum liquidity amount. In addition, the Credit Facility contains covenants that limit the amount of the Company's unsold owned land, secured indebtedness, and the number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. As of June 30, 2014, the Company was in compliance with all covenants of the Credit Facility. The following table summarizes the most significant restrictive covenant thresholds under the Credit Facility and our compliance with such covenants as of June 30, 2014:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Consolidated Tangible Net Worth	≥	$316.2	$492.1
Leverage Ratio	≤	60%	44%
Interest Coverage Ratio	≥	1.5 to 1.0	3.9 to 1.0
Investments in Unrestricted Subsidiaries and Joint Ventures	≤	$147.6	$21.2
Unsold Housing Units and Model Homes	≤	1,291	756

Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturity dates ranging from August 31, 2014 to June 1, 2015. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 101% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letter of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $2.2 million was uncommitted at June 30, 2014 and could be withdrawn at any time. As of June 30, 2014, there was a total of $9.7 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $9.9 million of restricted cash.
Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $110.0 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). The MIF Mortgage Warehousing Agreement has an expiration date of March 27, 2015. The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150.0 million. Effective with the quarter ending September 30, 2014, the minimum required tangible net worth requirement applicable to M/I Financial increases from $10.0 million to $11.0 million and the minimum required liquidity requirement applicable to M/I Financial increases from $5.0 million to $5.5 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.0%.

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

As of June 30, 2014, there was $49.3 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial's compliance with such covenants as of June 30, 2014:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	5.35 to 1.0
Liquidity	≥	$5.0	$11.7
Adjusted Net Income	>	$0.0	$5.8
Tangible Net Worth	≥	$10.0	$13.0

MIF Mortgage Repurchase Facility. In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity.
The MIF Mortgage Repurchase Facility, as amended on November 6, 2013, has an expiration date of November 5, 2014 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of June 30, 2014, there was $12.7 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all covenants as of June 30, 2014.

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

Weighted Average Borrowings. For the three months ended June 30, 2014 and 2013, our weighted average borrowings outstanding were $406.7 million and $415.9 million, respectively, with a weighted average interest rate of 7.28% and 7.43%, respectively. The decline in our weighted average borrowing rate was attributable to increased capitalized interest related to our increased land development during the second quarter of 2014 compared to prior year. The decrease in our weighted average borrowings related to a decrease in bank borrowings during the quarter compared to 2013's second quarter.

At June 30, 2014, we had no outstanding borrowings under the Credit Facility. During the six months ended June 30, 2014, the average daily amount outstanding under the Credit Facility was $0.2 million and the maximum amount outstanding under the Credit Facility was $2.0 million. Based on our current anticipated spending on land acquisition and development in 2014, and associated increases in our investment in inventory, including land and houses under construction, we expect to borrow under the Credit Facility during 2014, with the estimated peak amount outstanding not anticipated to exceed $100 million. The actual amount borrowed in 2014 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home closings, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and Credit Facility balances from week to week due to the timing of such receipts and payments.

There were $17.2 million of letters of credit issued and outstanding under the Credit Facility at June 30, 2014. During the six months ended June 30, 2014, the average daily amount of letters of credit outstanding under the Credit Facility was $15.0 million and the maximum amount of letters of credit outstanding under the Credit Facility was $17.5 million.

At June 30, 2014, M/I Financial had $49.3 million outstanding under the MIF Mortgage Warehousing Agreement.  During the six months ended June 30, 2014, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $19.1 million and the maximum amount outstanding was $68.2 million.

At June 30, 2014, M/I Financial had $12.7 million outstanding under the MIF Mortgage Repurchase Facility.  During the six months ended June 30, 2014, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $4.2 million and the maximum amount outstanding was $14.9 million.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $141.2 million at June 30, 2014. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in second quarter of 2014 for $1.2 million and have paid $2.4 million for the six months ended June 30, 2014. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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
At June 30, 2014, “Consolidated Inventory Not Owned” was $1.3 million, all of which related to specific performance obligations. At June 30, 2014, the corresponding liability of $1.3 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of June 30, 2014 related to its land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $28.8 million, including cash deposits of $16.5 million, prepaid acquisition costs of $4.3 million and letters of credit of $8.0 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of June 30, 2014, the Company had outstanding $110.2 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through July 2019.  Included in this total are: (1) $76.7 million of performance bonds and $13.0 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $13.8 million of financial letters of credit; and (3) $6.6 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.

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

The table below shows the notional amounts of our financial instruments at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2014	2013
Best-effort contracts and related committed IRLCs	$3,456	$2,494
Uncommitted IRLCs	62,151	49,710
FMBSs related to uncommitted IRLCs	63,000	48,000
Best-effort contracts and related mortgage loans held for sale	24,934	63,386
FMBSs related to mortgage loans held for sale	38,000	20,000
Mortgage loans held for sale covered by FMBSs	38,180	19,884

The table below shows the measurement of assets and liabilities at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
Description of Financial Instrument (in thousands)	2014	2013
Mortgage loans held for sale	$64,782	$81,810
Forward sales of mortgage-backed securities	(439)	745
Interest rate lock commitments	578	(319)
Best-efforts contracts	(113)	479
Total	$64,808	$82,715

The following table sets forth the amount of gain (loss) recognized on assets and liabilities for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
Description (in thousands)	2014	2013
Mortgage loans held for sale	$727	$(2,508)
Forward sales of mortgage-backed securities	(619)	3,368
Interest rate lock commitments	176	(929)
Best-efforts contracts	(179)	140
Total gain recognized	$105	$71

The following table provides the expected future cash flows and current fair values of mortgage loans held for sale, borrowings under our credit facilities and other borrowings that are subject to market risk as interest rates fluctuate, as of June 30, 2014:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	6/30/2014
ASSETS:
Mortgage loans held for sale:
Fixed rate	$62,330	$—	$—	$—	$—	$—	$62,330	$61,685
Weighted average interest rate	4.09%	—%	—%	—%	—%	—%	4.09%
Variable rate	$3,109	$—	$—	$—	$—	$—	$3,109	$3,097
Weighted average interest rate	3.23%	—%	—%	—%	—%	—%	3.23%

LIABILITIES:
Long-term debt — fixed rate	$152	$182	$242	$57,803	$316,614	$887	$375,880	$410,516
Weighted average interest rate	3.37%	3.37%	3.37%	3.25%	7.07%	3.37%	6.48%
Short-term debt — variable rate	$61,914	$—	$—	$—	$—	$—	$61,914	$61,914
Weighted average interest rate	2.98%	—%	—%	—%	—%	—%	2.98%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common shares or Series A Preferred Shares during the three months ended June 30, 2014.

See Note 7 to our Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section above for more information regarding the limit imposed by the indenture governing our 2018 Senior Notes on our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

3.1	Articles of Incorporation of M/I Homes, Inc. (reflecting amendments through May 6, 2014) [for SEC reporting compliance purposes only - not filed with Ohio Secretary of State] (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	July 25, 2014	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	July 25, 2014	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of M/I Homes, Inc. (reflecting amendments through May 6, 2014) [for SEC reporting compliance purposes only - not filed with Ohio Secretary of State] (Filed herewith.)

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)