Form 10-Q
period 2014-09-30
M I HOMES INC
filed 2014-10-24
CIK 799292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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
Common shares, par value $.01 per share: 24,474,139 shares outstanding as of October 22, 2014.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)	September 30, 2014	December 31, 2013

ASSETS:
Cash and cash equivalents	$17,168	$128,725
Restricted cash	8,898	13,902
Mortgage loans held for sale	76,983	81,810
Inventory	893,964	690,934
Property and equipment - net	11,430	10,536
Investment in unconsolidated joint ventures	40,769	35,266
Deferred income taxes, net of valuation allowance of $9.3 million at December 31, 2013	102,882	110,911
Other assets	41,060	38,092
TOTAL ASSETS	$1,193,154	$1,110,176

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$97,873	$70,226
Customer deposits	14,202	11,262
Other liabilities	74,203	71,341
Community development district (“CDD”) obligations	3,056	3,130
Obligation for consolidated inventory not owned	1,700	1,775
Notes payable bank - homebuilding	14,400	—
Notes payable bank - financial services operations	73,778	80,029
Notes payable - other	8,530	7,790
Convertible senior subordinated notes due 2017	57,500	57,500
Convertible senior subordinated notes due 2018	86,250	86,250
Senior notes	228,369	228,070
TOTAL LIABILITIES	659,861	617,373

Commitments and contingencies (Note 6)	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - $.01 par value; authorized 2,000,000 shares; 2,000 shares issued and outstanding at both September 30, 2014 and December 31, 2013	48,163	48,163
Common shares - $.01 par value; authorized 58,000,000 and 38,000,000 shares at September 30, 2014 and December 31, 2013, respectively; issued 27,092,723 shares at both September 30, 2014 and December 31, 2013	271	271
Additional paid-in capital	238,095	236,060
Retained earnings	298,772	262,625
Treasury shares - at cost - 2,618,584 and 2,734,780 shares at September 30, 2014 and December 31, 2013, respectively	(52,008)	(54,316)
TOTAL SHAREHOLDERS' EQUITY	533,293	492,803
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,193,154	$1,110,176

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Revenue	$330,767	$275,195	$847,216	$700,475
Costs and expenses:
Land and housing	261,636	218,150	666,817	556,799
Impairment of inventory and investment in unconsolidated joint ventures	622	2,136	1,426	4,237
General and administrative	21,724	18,261	61,320	52,389
Selling	21,955	17,999	58,175	47,383
Equity in income of unconsolidated joint ventures	(22)	(278)	(62)	(278)
Interest	2,649	3,449	9,549	12,186
Loss on early extinguishment of debt	—	1,726	—	1,726
Total costs and expenses	308,564	261,443	797,225	674,442

Income before income taxes	22,203	13,752	49,991	26,033

Provision (benefit) for income taxes	8,586	(111,559)	10,188	(111,129)

Net income	13,617	125,311	39,803	137,162

Preferred dividends	1,218	1,219	3,656	2,438
Excess of fair value over book value of preferred shares redeemed	—	—	—	2,190

Net income to common shareholders	$12,399	$124,092	$36,147	$132,534

Earnings per common share:
Basic	$0.51	$5.09	$1.48	$5.61
Diluted	$0.44	$4.22	$1.30	$4.79

Weighted average shares outstanding:
Basic	24,474	24,358	24,454	23,642
Diluted	29,921	29,745	29,900	28,410

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Nine Months Ended September 30, 2014
	Preferred Shares		Common Shares
	Shares Outstanding		Shares Outstanding		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Total Shareholders' Equity
(Dollars in thousands)		Amount		Amount
Balance at December 31, 2013	2,000	$48,163	24,357,943	$271	$236,060	$262,625	$(54,316)	$492,803
Net income	—	—	—	—	—	39,803	—	39,803
Dividends to shareholders, $609.375 per preferred share	—	—	—	—	—	(3,656)	—	(3,656)
Stock options exercised	—	—	108,848	—	(702)	—	2,162	1,460
Stock-based compensation expense	—	—	—	—	2,504	—	—	2,504
Deferral of executive and director compensation	—	—	—	—	379	—	—	379
Executive and director deferred compensation distributions	—	—	7,348	—	(146)	—	146	—
Balance at September 30, 2014	2,000	$48,163	24,474,139	$271	$238,095	$298,772	$(52,008)	$533,293

See Notes to Unaudited Condensed Consolidated Financial Statements.

M/I HOMES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
OPERATING ACTIVITIES:
Net income	$39,803	$137,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Inventory valuation adjustments and abandoned land transaction write-offs	1,426	4,237
Equity in income of unconsolidated joint ventures	(62)	(278)
Mortgage loan originations	(470,345)	(426,636)
Proceeds from the sale of mortgage loans	477,728	439,151
Fair value adjustment of mortgage loans held for sale	(2,556)	(1,782)
Capitalization of originated mortgage servicing rights	(3,046)	—
Amoritzation of mortgage servicing rights	548	—
Depreciation	3,733	3,777
Amortization of debt discount and debt issue costs	2,329	2,555
Loss on early extinguishment of debt	—	1,726
Stock-based compensation expense	2,504	1,835
Deferred income tax expense	17,320	9,190
Deferred tax asset valuation allowances	(9,291)	(120,836)
Change in assets and liabilities:
Cash held in escrow	92	148
Inventory	(196,139)	(142,642)
Other assets	(4,582)	(2,443)
Accounts payable	27,647	38,114
Customer deposits	2,940	4,679
Accrued compensation	(3,247)	1,767
Other liabilities	6,487	9,840
Net cash used in operating activities	(106,711)	(40,436)

INVESTING ACTIVITIES:
Change in restricted cash	4,912	(7,274)
Purchase of property and equipment	(2,347)	(1,654)
Return of capital from unconsolidated joint ventures	619	1,522
Investment in unconsolidated joint ventures	(16,818)	(25,496)
Net proceeds from sale of mortgage servicing rights	2,135	—
Net cash used in investing activities	(11,499)	(32,902)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior subordinated notes due 2018	—	86,250
Proceeds from (repayments of) bank borrowings - net	8,149	(12,343)
Principal proceeds from (repayments of) notes payable-other and CDD bond obligations	740	(2,979)
Dividends paid on preferred shares	(3,656)	(2,438)
Net proceeds from issuance of common shares	—	54,617
Redemption of preferred shares	—	(50,352)
Debt issue costs	(40)	(5,463)
Proceeds from exercise of stock options	1,460	2,640
Excess tax deficiency from stock-based payment arrangements	—	383
Net cash provided by financing activities	6,653	70,315
Net decrease in cash and cash equivalents	(111,557)	(3,023)
Cash and cash equivalents balance at beginning of period	128,725	145,498
Cash and cash equivalents balance at end of period	$17,168	$142,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest — net of amount capitalized	$3,074	$4,977
Income taxes	$551	$679

NON-CASH TRANSACTIONS DURING THE PERIOD:
Community development district infrastructure	$(74)	$(1,215)
Consolidated inventory not owned	$(75)	$(17,529)
Distribution of single-family lots from unconsolidated joint ventures	$10,758	$1,912

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

Impact of New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

The table below shows the notional amounts of our financial instruments at September 30, 2014 and December 31, 2013:

Description of Financial Instrument (in thousands)	September 30, 2014	December 31, 2013
Best efforts contracts and related committed IRLCs	$4,616	$2,494
Uncommitted IRLCs	56,470	49,710
FMBSs related to uncommitted IRLCs	57,000	48,000
Best efforts contracts and related mortgage loans held for sale	41,058	63,386
FMBSs related to mortgage loans held for sale	34,000	20,000
Mortgage loans held for sale covered by FMBSs	33,736	19,884
The table below shows the level and measurement of assets and liabilities measured on a recurring basis at September 30, 2014 and December 31, 2013:

Description of Financial Instrument (in thousands)	Fair Value Measurements September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$76,983	$—	$76,983	$—
Forward sales of mortgage-backed securities	(41)	—	(41)	—
Interest rate lock commitments	434	—	434	—
Best-efforts contracts	51	—	51	—
Total	$77,427	$—	$77,427	$—

Description of Financial Instrument (in thousands)	Fair Value Measurements December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$81,810	$—	$81,810	$—
Forward sales of mortgage-backed securities	745	—	745	—
Interest rate lock commitments	(319)	—	(319)	—
Best-efforts contracts	479	—	479	—
Total	$82,715	$—	$82,715	$—

The following table sets forth the amount of gain (loss) recognized, within our revenue in the Unaudited Condensed Consolidated Statements of Operations, on assets and liabilities measured on a recurring basis for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	2014	2013	2014	2013
Mortgage loans held for sale	$(959)	$3,365	$2,556	$1,782
Forward sales of mortgage-backed securities	398	(5,262)	(786)	(2,224)
Interest rate lock commitments	(144)	1,677	753	941
Best-efforts contracts	164	(193)	(428)	(176)
Total (loss) gain recognized	$(541)	$(413)	$2,095	$323

The following tables set forth the fair value of the Company's derivative instruments and their location within the Unaudited Condensed Consolidated Balance Sheets for the periods indicated (except for mortgage loans held for sale which is disclosed as a separate line item):

	Asset Derivatives		Liability Derivatives
	September 30, 2014		September 30, 2014
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$—	Other liabilities	$41
Interest rate lock commitments	Other assets	434	Other liabilities	—
Best-efforts contracts	Other assets	51	Other liabilities	—
Total fair value measurements		$485		$41

	Asset Derivatives		Liability Derivatives
	December 31, 2013		December 31, 2013
Description of Derivatives	Balance Sheet Location	Fair Value (in thousands)	Balance Sheet Location	Fair Value (in thousands)
Forward sales of mortgage-backed securities	Other assets	$745	Other liabilities	$—
Interest rate lock commitments	Other assets	—	Other liabilities	319
Best-efforts contracts	Other assets	479	Other liabilities	—
Total fair value measurements		$1,224		$319

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

The Company uses significant assumptions to evaluate the recoverability of its inventory. As of September 30, 2014, the Company's projections generally assume a gradual improvement in market conditions over time. The Company assumed no increase in weighted average sales price or assumed weighted average costs to build and deliver homes in 2014, an increase ranging from 2% to 4% in 2015 and 2016, and a 2% increase in in 2017 and beyond. If communities are not recoverable based on the estimated future undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. The Company estimates the fair value of each impaired community by determining the present value of the estimated future cash flows and discounting those cash flow projections using an appropriate risk-adjusted interest rate. As of September 30, 2014, we utilized discount rates ranging from 13% to 16% in our valuations.

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
The table below shows the level and measurement of the Company's assets measured on a non-recurring basis as of and for the three and nine months ended September 30, 2014 and 2013:

		Three Months Ended September 30,		Nine Months Ended September 30,
Description (in thousands)	Hierarchy	2014	2013 (2)	2014	2013 (2)

Adjusted basis of inventory (1)	Level 3	$76	$1,975	$1,605	$3,876
Total losses		622	2,136	1,426	4,237

Initial basis of inventory		$698	$4,111	$3,031	$8,113

(1)	The fair values in the table above represent only assets whose carrying values were adjusted in the respective period.

(2)	The carrying values for these assets may have subsequently increased or decreased from the fair value reported due to activities that have occurred since the measurement date.

Variable Interest Entities. In order to minimize our investment and risk of land exposure in a single location, we have periodically partnered with other land developers or homebuilders to share in the land investment and development of a property through joint ownership and development agreements, joint ventures, and other similar arrangements. During the nine month period ended September 30, 2014, we increased our total investment in such joint venture arrangements from December 31, 2013 by $5.5 million primarily due to a joint investment with another builder in a land development in our Southern region.

For joint venture arrangements where a special purpose entity is established to own the property, we generally enter into limited liability company or similar arrangements (“LLCs”) with the other partners. The Company's ownership interest in these LLCs as of September 30, 2014 ranged from 25% to 61%. These entities typically engage in land development activities for the purpose of distributing or selling developed lots to the Company and its partners in the LLC. With respect to our investments in these LLCs, we are required, under ASC 810-10, Consolidation (“ASC 810-10”), to evaluate whether or not such entities should be consolidated into our financial statements. We initially perform these evaluations when each new entity is created and upon any events that require reconsideration of the entity. In order to determine if we should consolidate an LLC, we determine (1) if the LLC is a variable interest entity (“VIE”) and (2) if we are the primary beneficiary of the entity.

As of September 30, 2014, we have determined that one of the LLCs in which we have an interest meets the requirements of a VIE due to a lack of equity at risk in the entity. However, we have determined that we do not have substantive control over the VIE as we do not have the ability to control the activities that most significantly impact its economic performance. As a result, we are not considered the primary beneficiary of the VIE and are not required to consolidate the VIE or any of the LLCs in which we have an interest into our financial statements. We instead recorded the VIE and the LLCs in Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets.

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

Investment In Unconsolidated Joint Ventures.  We use the equity method of accounting for investments in unconsolidated joint ventures over which we exercise significant influence but do not have a controlling interest. Under the equity method, our share of the unconsolidated joint ventures' earnings or loss, if any, is included in our statement of operations. We evaluate our investments in unconsolidated joint ventures for impairment at least quarterly as described in Note 1, “Summary of Significant Accounting Policies - Inventory” in the Company's 2013 Form 10-K. Determining the fair value of investments in unconsolidated joint ventures involves a number of variables, many of which are interrelated and require management to make certain assumptions. As of September 30, 2014, the Company used a discount rate of 16% in determining the fair value of its investments in unconsolidated joint ventures. In addition to the assumptions management must make to determine if the investment's fair value is less than the carrying value, management must also use judgment in determining whether the impairment is other than temporary. Because of the high degree of judgment involved in developing these assumptions, it is possible that the Company may determine the investment is not impaired in the current period; however, due to the passage of time, changes in market conditions, and/or changes in management's intentions with respect to the investment, a change in assumptions could result and impairment could occur. During the three and nine months ended September 30, 2014 and 2013, the Company did not record any impairment charges on its investments in unconsolidated joint ventures.
We believe that the Company's maximum exposure related to its investment in these unconsolidated joint ventures as of September 30, 2014 is the amount invested of $40.8 million, which is reported as Investment in Unconsolidated Joint Ventures on our Unaudited Condensed Consolidated Balance Sheets, in addition to a $2.5 million note due to the Company from one of the unconsolidated joint ventures (reported in Other Assets), although we expect to invest further amounts in these unconsolidated joint ventures as development of the properties progresses. Included in the Company's investment in unconsolidated joint ventures at both September 30, 2014 and December 31, 2013 were $0.8 million of capitalized interest and other costs.
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

The following table presents the carrying amounts and fair values of the Company's financial instruments at September 30, 2014 and December 31, 2013. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

	September 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash equivalents and restricted cash	$26,066	$26,066	$142,627	$142,627
Mortgage loans held for sale	76,983	76,983	81,810	81,810
Split dollar life insurance policies	189	189	171	171
Notes receivable	4,406	3,778	3,151	2,784
Commitments to extend real estate loans	434	434	—	—
Best-efforts contracts for committed IRLCs and mortgage loans held for sale	51	51	479	479
Forward sales of mortgage-backed securities	—	—	745	745
Liabilities:
Notes payable - banks	88,178	88,178	80,029	80,029
Notes payable - other	8,530	8,012	7,790	7,452
Convertible senior subordinated notes due 2017	57,500	63,322	57,500	74,391
Convertible senior subordinated notes due 2018	86,250	86,142	86,250	95,845
Senior notes due 2018	228,369	240,350	228,070	248,975
Commitments to extend real estate loans	—	—	319	319
Forward sales of mortgage-backed securities	41	41	—	—
Off-Balance Sheet Financial Instruments:
Letters of credit	—	595	—	413
The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments at September 30, 2014 and December 31, 2013:

Cash, Cash Equivalents and Restricted Cash. The carrying amounts of these items approximate fair value because they are short-term by nature.

Mortgage Loans Held for Sale, Forward Sales of Mortgage-Backed Securities, Commitments to Extend Real Estate Loans, Best-Efforts Contracts for Committed IRLCs and Mortgage Loans Held for Sale, 2017 Convertible Senior Subordinated Notes, 2018 Convertible Senior Subordinated Notes and 2018 Senior Notes. The fair value of these financial instruments was determined based upon market quotes at September 30, 2014 and December 31, 2013. The market quotes used were quoted prices for similar assets or liabilities along with inputs taken from observable market data by correlation. The inputs were adjusted to account for the condition of the asset or liability.

Split Dollar Life Insurance Policies and Notes Receivable. The estimated fair value was determined by calculating the present value of the amounts based on the estimated timing of receipts using discount rates that incorporate management's estimate of risk associated with the corresponding note receivable.

Notes Payable - Banks. The Company is a party to three primary credit agreements: (1) a $200 million unsecured revolving credit facility dated July 18, 2013, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (the “Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, with M/I Financial as borrower, amended on March 28, 2014 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement, with M/I Financial as borrower, amended on November 6, 2013 (the “MIF Mortgage Repurchase Facility”). For each of these credit facilities, the interest rate is based on a variable rate index, and thus their carrying value is a reasonable estimate of fair value. The interest rate available to the Company during the third quarter of 2014 fluctuated with the Alternate Base Rate or the Eurodollar Rate (for the Credit Facility) or LIBOR (for the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility). Refer to Note 12 for additional information regarding the Credit Facility.

Notes Payable - Other. The estimated fair value was determined by calculating the present value of the future cash flows using the Company's current incremental borrowing rate.

Letters of Credit. Letters of credit of $28.2 million and $25.8 million represent potential commitments at September 30, 2014 and December 31, 2013, respectively. The letters of credit generally expire within one or two years. The estimated fair value of letters of credit was determined using fees currently charged for similar agreements.

NOTE 3. Inventory

A summary of the Company's inventory as of September 30, 2014 and December 31, 2013 is as follows:

(In thousands)	September 30, 2014	December 31, 2013
Single-family lots, land and land development costs	$402,352	$323,673
Land held for sale	2,898	8,059
Homes under construction	419,931	305,499
Model homes and furnishings - at cost (less accumulated depreciation: September 30, 2014 - $6,732; December 31, 2013 - $5,173)	42,356	34,433
Community development district infrastructure	3,056	3,130
Land purchase deposits	21,638	14,365
Consolidated inventory not owned	1,733	1,775
Total inventory	$893,964	$690,934

Single-family lots, land and land development costs include raw land that the Company has purchased to develop into lots, costs incurred to develop the raw land into lots, and lots for which development has been completed, but which have not yet been used to start construction of a home.

Homes under construction include homes that are in various stages of construction. As of September 30, 2014 and December 31, 2013, we had 999 homes (with a carrying value of $159.9 million) and 798 homes (with a carrying value of $123.3 million), respectively, included in homes under construction that were not subject to a sales contract.

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

NOTE 4. Capitalized Interest

The Company capitalizes interest during land development and home construction.  Capitalized interest is charged to land and housing costs and expenses as the related inventory is delivered to a third party.  The summary of capitalized interest for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Capitalized interest, beginning of period	$14,831	$14,260	$13,802	$15,376
Interest capitalized to inventory	5,161	3,940	13,141	10,045
Capitalized interest charged to land and housing costs and expenses	(4,281)	(4,074)	(11,232)	(11,295)
Capitalized interest, end of period	$15,711	$14,126	$15,711	$14,126

Interest incurred	$7,810	$7,389	$22,690	$22,231

NOTE 5. Guarantees and Indemnifications

Warranty

Warranty reserves are recorded for warranties under our Home Builder’s Limited Warranty (“HBLW”) and our 10-year (Texas markets only) and 30-year (all markets excluding Texas) transferable structural warranty in Other Liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets.

The warranty reserves for the HBLW are established as a percentage of average sales price and adjusted based on historical payment patterns determined, generally, by geographic area and recent trends. Factors that are considered in determining the HBLW reserves include: (1) the historical range of amounts paid per average sales price on a home; (2) type and mix of amenity packages added to the home; (3) any warranty expenditures not considered to be normal and recurring; (4) timing of payments; (5) improvements in quality of construction expected to impact future warranty expenditures; and (6) conditions that may affect certain projects and require a different percentage of average sales price for those specific projects. Changes in estimates for warranties occur due to changes in the historical payment experience and differences between the actual payment pattern experienced during the period and the historical payment pattern used in our evaluation of the warranty reserve balance at the end of each quarter. Actual future warranty costs could differ from our current estimated amount.

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
A summary of warranty activity for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Warranty reserves, beginning of period	$11,220	$10,388	$12,291	$10,438
Warranty expense on homes delivered during the period	1,923	1,999	4,962	5,004
Changes in estimates for pre-existing warranties	1,047	321	1,937	422
Settlements made during the period	(3,508)	(1,952)	(8,508)	(5,108)
Warranty reserves, end of period	$10,682	$10,756	$10,682	$10,756

Guarantees

In the ordinary course of business, M/I Financial, LLC (“M/I Financial”), a 100%-owned subsidiary of M/I Homes, Inc., enters into agreements that guarantee certain purchasers of its mortgage loans that M/I Financial will repurchase a loan if certain conditions occur, primarily if the mortgagor does not meet the terms of the loan within the first six months after the sale of the loan. Loans totaling approximately $45.1 million and $5.2 million were covered under these guarantees as of September 30, 2014 and December 31, 2013, respectively. The increase in loans covered by these guarantees from December 31, 2013 is a result of a change in the mix of investors and their related purchase terms. A portion of the revenue paid to M/I Financial for providing the guarantees on these loans was deferred at September 30, 2014, and will be recognized in income as M/I Financial is released from its obligation under the guarantees.  M/I Financial did not repurchase any loans under the above agreements during the nine months ended September 30, 2014. The risk associated with the guarantees above is partially offset by the value of the underlying assets.

M/I Financial has received inquiries concerning underwriting matters from purchasers of its loans regarding certain loans totaling approximately $6.9 million and $8.2 million at September 30, 2014 and December 31, 2013, respectively. The risk associated with the guarantees above is partially offset by the value of the underlying assets.

M/I Financial has also guaranteed the collectability of certain loans to third party insurers (U.S. Department of Housing and Urban Development and U.S. Veterans Administration) of those loans for periods ranging from five to thirty years. Loans totaling approximately $2.0 million and $1.5 million were covered under these guarantees as of September 30, 2014 and December 31,

2013, respectively. The maximum potential amount of future payments is equal to the outstanding loan value less the value of the underlying asset plus administrative costs incurred related to foreclosure on the loans, should this event occur.
The Company has recorded a liability relating to these guarantees to third parties totaling $2.4 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively, which is management's best estimate of the Company's liability.

At September 30, 2014, the Company had outstanding $230.0 million aggregate principal amount of 8.625% Senior Notes due 2018 (the “2018 Senior Notes”), $57.5 million aggregate principal amount of 3.25% Convertible Senior Subordinated Notes due 2017 (the “2017 Convertible Senior Subordinated Notes”) and $86.3 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2018 (the “2018 Convertible Senior Subordinated Notes”). The Company's obligations under the 2018 Senior Notes and the Credit Facility are guaranteed jointly and severally on a senior unsecured basis by all of the Company's subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. The Company's obligations under the 2017 Convertible Senior Subordinated Notes and the 2018 Convertible Senior Subordinated Notes are guaranteed jointly and severally on a senior subordinated unsecured basis by the same subsidiaries of the Company that are guarantors for the 2018 Senior Notes and the Credit Facility (the “Guarantor Subsidiaries”).

NOTE 6. Commitments and Contingencies

At September 30, 2014, the Company had outstanding approximately $123.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities that expire at various times through September 2019. Included in this total are: (1) $80.4 million of performance and maintenance bonds and $14.0 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $14.2 million of financial letters of credit, of which $7.7 million represent deposits on land and lot purchase agreements; and (3) $15.0 million of financial bonds.

At September 30, 2014, the Company also had options and contingent purchase agreements to acquire land and developed lots with an aggregate purchase price of approximately $475.6 million. Purchase of properties under these agreements is contingent upon satisfaction of certain requirements by the Company and the sellers.
The Company and certain of its subsidiaries have been named as defendants in certain claims, complaints and legal actions that are incidental to our business. Certain of the liabilities resulting from these matters are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material effect on the Company's financial position, results of operations and cash flows, such matters are subject to inherent uncertainties. The Company has recorded a liability to provide for the anticipated costs, including legal defense costs, associated with the resolution of these matters. However, it is possible that the costs to resolve these matters could differ from the recorded estimates and, therefore, have a material effect on the Company's net income for the periods in which the matters are resolved. At September 30, 2014 and December 31, 2013, we had $0.2 million and $0.3 million reserved for legal expenses, respectively.

NOTE 7. Debt

Notes Payable - Homebuilding

The Credit Facility matures on July 18, 2016, and provides revolving credit financing for the Company with a maximum borrowing availability of $200 million and a sub-limit of $100 million for the issuance of letters of credit. The Credit Facility contains an uncommitted $25 million accordion feature under which its aggregate principal amount can be increased to up to $225 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. Interest on amounts borrowed under the Credit Facility is payable at a rate based on either the Alternate Base Rate plus 2.25% or at the Eurodollar Rate plus 3.25%. Borrowings under the Credit Facility are unsecured and availability is subject to, among other things, a borrowing base. The Credit Facility also contains certain financial covenants. At September 30, 2014, the Company was in compliance with all financial covenants of the Credit Facility.

At September 30, 2014, borrowing availability under the Credit Facility in accordance with the borrowing base calculation was $358.6 million, so the full amount of the $200 million facility was available. There were $14.4 million borrowings outstanding and $19.6 million of letters of credit outstanding, leaving net remaining borrowing availability of $166.0 million as of September 30, 2014.

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
Refer to Note 12 for additional discussion of the Company’s Credit Facility.

The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Credit Facility (collectively, the “Letter of Credit Facilities”), with maturities ranging from June 1, 2015 to September 30, 2015. During the three months ended September 30, 2014, the Company extended the maturity dates on two of the Letter of Credit Facilities for an additional year to June 1, 2015 and September 30, 2015, respectively. The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $2.3 million was uncommitted at September 30, 2014 and could be withdrawn at any time. At September 30, 2014 and December 31, 2013, there was $8.6 million and $13.4 million of outstanding letters of credit in aggregate under the Company's three Letter of Credit Facilities, respectively, which were collateralized with $8.8 million and $13.7 million of the Company's cash, respectively.
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
In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity. The MIF Mortgage Repurchase Facility, as amended on November 6, 2013, has an expiration date of November 5, 2014 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type. M/I Financial expects to enter into another amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial cannot provide any assurances that it will be able to obtain such an extension.

At September 30, 2014 M/I Financial's total combined maximum borrowing availability under the two credit facilities was $125.0 million, an increase from $115.0 million at December 31, 2013. At September 30, 2014 and December 31, 2013, M/I Financial had $73.8 million and $80.0 million outstanding on a combined basis under its credit facilities, respectively, and was in compliance with all financial covenants of those agreements for both periods.

Senior Notes
In November 2010, the Company issued $200 million aggregate principal amount of 2018 Senior Notes. In May 2012, we issued an additional $30 million of 2018 Senior Notes under our 2018 Senior Notes indenture for a total outstanding balance of $230 million. As of both September 30, 2014 and December 31, 2013, we had $230.0 million of our 2018 Senior Notes outstanding. The 2018 Senior Notes bear interest at a rate of 8.625% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on November 15, 2018. The 2018 Senior Notes are general, unsecured senior obligations of the Company and the subsidiary guarantors and rank equally in right of payment with all our existing and future unsecured senior indebtedness.

The 2018 Senior Notes are effectively subordinated to our existing and future secured indebtedness with respect to any assets comprising security or collateral for such indebtedness. The 2018 Senior Notes contain certain covenants, as more fully described and defined in the indenture, which limit the ability of the Company and the restricted subsidiaries to, among other things: incur additional indebtedness; make certain payments, including dividends, or repurchase any shares, in an aggregate amount exceeding our “restricted payments basket”; make certain investments; and create or incur certain liens, consolidate or merge with or into other companies, or liquidate or sell or transfer all or substantially all of our assets. These covenants are subject to a number of exceptions and qualifications as described in the indenture governing the 2018 Senior Notes. As of September 30, 2014, the Company was in compliance with all terms, conditions, and covenants under the indenture.
The 2018 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our subsidiaries, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries (as defined in Note 11), subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes. As of September 30, 2014, the guarantors for the 2018 Senior Notes are the same subsidiaries that guarantee the Credit Facility, the 2017 Convertible Senior Subordinated Notes, and the 2018 Convertible Senior Subordinated Notes.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and our 9.75% Series A Preferred Shares (the “Series A Preferred Shares”) to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The “restricted payments basket” is equal to $40 million (1) plus 50% of our aggregate consolidated net income (or minus 100% of our aggregate consolidated net loss) since October 1, 2010, excluding the income or loss from Unrestricted Subsidiaries, plus (2) 100% of the net cash proceeds from the sale of qualified equity interests, plus other items and subject to other exceptions. The restricted payments basket was $145.7 million at September 30, 2014. We are permitted to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of the positive balance in our restricted payments basket. The determination to pay future dividends on, or make future repurchases of, our common shares or Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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
Notes Payable - Other
The Company had other borrowings, which are reported in Notes Payable - Other in our Unaudited Condensed Consolidated Balance Sheets, totaling $8.5 million and $7.8 million as of September 30, 2014 and December 31, 2013, respectively.  The balance consists primarily of a mortgage note payable with a $4.5 million principal balance outstanding at September 30, 2014 (and $4.8 million principal balance outstanding at December 31, 2013), which is secured by an office building, matures in 2017 and carries an interest rate of 8.1%. The remaining balance is made up of other notes payable incurred through the normal course of business.

NOTE 8. Earnings Per Share

The table below presents a reconciliation between basic and diluted weighted average shares outstanding, net income available to common shareholders and basic and diluted income per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
NUMERATOR
Net income	$13,617	$125,311	$39,803	$137,162
Preferred stock dividends	(1,218)	(1,219)	(3,656)	(2,438)
Excess of fair value over book value of preferred shares redeemed	—	—	—	(2,190)
Net income to common shareholders	12,399	124,092	36,147	132,534
Interest on 3.25% convertible senior subordinated notes due 2017	368	611	1,110	1,833
Interest on 3.00% convertible senior subordinated notes due 2018	496	824	1,497	1,851
Diluted income available to common shareholders	$13,263	$125,527	$38,754	$136,218
DENOMINATOR
Basic weighted average shares outstanding	24,474	24,358	24,454	23,642
Effect of dilutive securities:
Stock option awards	214	183	223	246
Deferred compensation awards	148	119	138	111
3.25% convertible senior subordinated notes due 2017	2,416	2,416	2,416	2,416
3.00% convertible senior subordinated notes due 2018	2,669	2,669	2,669	1,995
Diluted weighted average shares outstanding - adjusted for assumed conversions	29,921	29,745	29,900	28,410
Earnings per common share:
Basic	$0.51	$5.09	$1.48	$5.61
Diluted	$0.44	$4.22	$1.30	$4.79
Anti-dilutive equity awards not included in the calculation of diluted earnings per common share	1,286	998	1,243	951

For the three and nine months ended September 30, 2014 and 2013, the effect of convertible debt was included in the diluted earnings per share calculations.
NOTE 9. Income Taxes

During the three and nine months ended September 30, 2014, the Company recorded a tax provision of $8.6 million and $10.2 million, respectively. The amounts reflect income tax expense related to the respective periods' pre-tax earnings as well as a $9.3 million benefit for the nine months ended September 30, 2014 from the reversal of our remaining state deferred tax asset valuation allowance. During the three and nine months ended September 30, 2013, the Company recorded a tax benefit of $111.6 million and $111.1 million, respectively. The amounts reflect income tax expense related to the respective periods' pre-tax earnings as well as a $111.6 million benefit for the three and nine months ended September 30, 2013 from the reversal of a majority of our deferred tax asset valuation allowance. The effective tax rate for the three months ended September 30, 2014 was 38.7%. The effective tax rate for the nine months ended September 30, 2014 was 20.4%. The effective tax rate for the nine months ended September 30, 2014 is not reflective of our historical tax rate or our effective tax rate in future periods due to our state deferred tax asset valuation allowance reversals in 2014. The effective tax rate for the same periods in 2013 was not meaningful due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), and there is no correlation between the effective tax rate and the amount of pre-tax income for those periods.
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

During the year ended December 31, 2013, we reversed the valuation allowance against our federal deferred tax assets and our deferred tax assets in most of our state jurisdictions because the weight of the positive evidence in those jurisdictions exceeded that of the negative evidence. However, at December 31, 2013, we retained a valuation allowance for certain states which have shorter carryforward periods for utilization of NOL carryovers or lower current earnings relative to their NOL carryforward balance. In 2014, we determined that it is more likely than not that our state NOL carryforwards should be able to be realized, and we reversed the remaining state deferred tax valuation allowance of $9.3 million during the nine months ended September 30, 2014.
At September 30, 2014, the Company had federal NOL carryforwards of approximately $53.3 million and federal credit carryforwards of $6.5 million. Federal NOL carryforwards may be carried forward up to 20 years to offset future taxable income. Our federal carryforward benefits begin to expire in 2028. The Company had $13.6 million of state NOL carryforwards at September 30, 2014. State NOLs may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with $7.0 million expiring between 2014 and 2027 and $6.6 million expiring between 2028 and 2032, absent sufficient state taxable income.

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

The following table shows, by segment: revenue; operating income; interest expense; and income before income taxes for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Revenue:
Midwest homebuilding	$118,319	$82,689	$283,472	$222,890
Southern homebuilding	118,150	96,275	299,472	216,181
Mid-Atlantic homebuilding	86,718	89,550	242,357	239,061
Financial services (a)	7,580	6,681	21,915	22,343
Total revenue	$330,767	$275,195	$847,216	$700,475

Operating income:
Midwest homebuilding (b)	$12,802	$5,114	$26,771	$11,696
Southern homebuilding (b)	10,215	8,271	24,741	15,222
Mid-Atlantic homebuilding (b)	6,511	8,433	18,888	18,961
Financial services (a)	3,804	3,827	12,204	13,451
Less: Corporate selling, general and administrative expense	(8,502)	(6,996)	(23,126)	(19,663)
Total operating income	$24,830	$18,649	$59,478	$39,667

Interest expense:
Midwest homebuilding	$450	$1,023	$2,211	$3,852
Southern homebuilding	968	1,405	3,927	4,510
Mid-Atlantic homebuilding	829	659	2,392	2,809
Financial services (a)	402	362	1,019	1,015
Total interest expense	$2,649	$3,449	$9,549	$12,186

Equity in income of unconsolidated joint ventures	(22)	(278)	(62)	(278)
Loss on early extinguishment of debt	—	1,726	—	1,726

Income before income taxes	$22,203	$13,752	$49,991	$26,033

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage re-financing.

(b)
For the three months ended September 30, 2014, operating income was reduced by $0.6 million related to the impairment of future communities in the Midwest region. For the nine months ended September 30, 2014, operating income was reduced by $0.8 million related to the impairment of operating communities in the Midwest region and $0.6 million related to the impairment of future communities in the Midwest region. For the three months ended September 30, 2013, operating income was reduced by $0.5 million related to the impairment of operating communities in the Midwest region and $1.7 million related to the impairment of future communities in the Midwest region. For the nine months ended September 30, 2013, operating income was reduced by $0.5 million related to the impairment of operating communities, $2.5 million related to the impairment of future communities, and $1.3 million related to the impairment of land held for sale in the Midwest region. There were no impairment charges in the Mid-Atlantic or Southern regions for the three and nine months ended September 30, 2014 and 2013.

The following tables show total assets by segment at September 30, 2014 and December 31, 2013:

	September 30, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,671	$12,332	$4,635	$—	$21,638
Inventory (a)	310,559	315,169	246,598	—	872,326
Investments in unconsolidated joint ventures	2,980	37,789	—	—	40,769
Other assets	10,806	23,995	11,069	212,551	258,421
Total assets	$329,016	$389,285	$262,302	$212,551	$1,193,154

	December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

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

As of September 30, 2014, each of the Company's subsidiaries is a Guarantor Subsidiary, with the exception of subsidiaries that are primarily engaged in the business of mortgage financing, title insurance or similar financial businesses relating to the homebuilding and home sales business, certain subsidiaries that are not 100%-owned by the Company or another subsidiary, and other subsidiaries designated by the Company as Unrestricted Subsidiaries, subject to limitations on the aggregate amount invested in such Unrestricted Subsidiaries in accordance with the terms of the Credit Facility and the indenture for the 2018 Senior Notes.

In the condensed financial tables presented below, the parent company presents all of its 100%-owned subsidiaries as if they were accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the Guarantor Subsidiaries and Unrestricted Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$323,187	$7,580	$—	$330,767
Costs and expenses:
Land and housing	—	261,636	—	—	261,636
Impairment of inventory and investment in unconsolidated joint ventures	—	622	—	—	622
General and administrative	—	17,811	3,913	—	21,724
Selling	—	21,955	—	—	21,955
Equity in income of unconsolidated joint ventures	—	—	(22)	—	(22)
Interest	—	2,248	401	—	2,649
Total costs and expenses	—	304,272	4,292	—	308,564

Income before income taxes	—	18,915	3,288	—	22,203

Provision for income taxes	—	7,428	1,158	—	8,586

Equity in subsidiaries	13,617	—	—	(13,617)	—

Net income	13,617	11,487	2,130	(13,617)	13,617

Preferred dividends	1,218	—	—	—	1,218

Net income to common shareholders	$12,399	$11,487	$2,130	$(13,617)	$12,399

	Three Months Ended September 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$268,514	$6,681	$—	$275,195
Costs and expenses:
Land and housing	—	218,150	—	—	218,150
Impairment of inventory and investment in unconsolidated joint ventures	—	2,136	—	—	2,136
General and administrative	—	15,309	2,952	—	18,261
Selling	—	17,979	20	—	17,999
Equity in income of unconsolidated joint ventures	—	—	(278)	—	(278)
Interest	—	3,087	362	—	3,449
Loss on early extinguishment of debt	—	1,726	—	—	1,726
Total costs and expenses	—	258,387	3,056	—	261,443

Income before income taxes	—	10,127	3,625	—	13,752

(Benefit) provision for income taxes	—	(112,694)	1,135	—	(111,559)

Equity in subsidiaries	125,311	—	—	(125,311)	—

Net income	125,311	122,821	2,490	(125,311)	125,311

Preferred dividends	1,219	—	—	—	1,219

Net income to common shareholders	$124,092	$122,821	$2,490	$(125,311)	$124,092

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$825,301	$21,915	$—	$847,216
Costs and expenses:
Land and housing	—	666,817	—	—	666,817
Impairment of inventory and investment in unconsolidated joint ventures	—	1,426	—	—	1,426
General and administrative	—	51,159	10,161	—	61,320
Selling	—	58,175	—	—	58,175
Equity in income of unconsolidated joint ventures	—	—	(62)	—	(62)
Interest	—	8,530	1,019	—	9,549
Total costs and expenses	—	786,107	11,118	—	797,225

Income before income taxes	—	39,194	10,797	—	49,991

Provision for income taxes	—	5,991	4,197	—	10,188

Equity in subsidiaries	39,803	—	—	(39,803)	—

Net income	39,803	33,203	6,600	(39,803)	39,803

Preferred dividends	3,656	—	—	—	3,656

Net income to common shareholders	$36,147	$33,203	$6,600	$(39,803)	$36,147

	Nine Months Ended September 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

Revenue	$—	$678,132	$22,343	$—	$700,475
Costs and expenses:
Land and housing	—	556,799	—	—	556,799
Impairment of inventory and investment in unconsolidated joint ventures	—	4,237	—	—	4,237
General and administrative	—	43,104	9,285	—	52,389
Selling	—	47,317	66	—	47,383
Equity in income of unconsolidated joint ventures	—	—	(278)	—	(278)
Interest	—	11,171	1,015	—	12,186
Loss on early extinguishment of debt	—	1,726	—	—	1,726
Total costs and expenses	—	664,354	10,088	—	674,442

Income before income taxes	—	13,778	12,255	—	26,033

(Benefit) provision for income taxes	—	(115,308)	4,179	—	(111,129)

Equity in subsidiaries	137,162	—	—	(137,162)	—

Net income	137,162	129,086	8,076	(137,162)	137,162

Preferred dividends	2,438	—	—	—	2,438
Excess of fair value over book value of preferred shares redeemed	2,190	—	—	—	2,190

Net income to common shareholders	$132,534	$129,086	$8,076	$(137,162)	$132,534

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$3,811	$13,357	$—	$17,168
Restricted cash	—	8,898	—	—	8,898
Mortgage loans held for sale	—	—	76,983	—	76,983
Inventory	—	893,964	—	—	893,964
Property and equipment - net	—	11,119	311	—	11,430
Investment in unconsolidated joint ventures	—	22,286	18,483	—	40,769
Deferred income taxes, net of valuation allowances	—	101,849	1,033	—	102,882
Investment in subsidiaries	567,407	—	—	(567,407)	—
Intercompany assets	330,075	—	—	(330,075)	—
Other assets	7,930	23,576	9,554	—	41,060
TOTAL ASSETS	$905,412	$1,065,503	$119,721	$(897,482)	$1,193,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$97,302	$571	$—	$97,873
Customer deposits	—	14,202	—	—	14,202
Intercompany liabilities	—	309,906	20,169	(330,075)	—
Other liabilities	—	68,711	5,492	—	74,203
Community development district obligations	—	3,056	—	—	3,056
Obligation for consolidated inventory not owned	—	1,700	—	—	1,700
Notes payable banks - homebuilding	—	14,400	—	—	14,400
Notes payable bank - financial services operations	—	—	73,778	—	73,778
Notes payable - other	—	8,530	—	—	8,530
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,369	—	—	—	228,369
TOTAL LIABILITIES	372,119	517,807	100,010	(330,075)	659,861

SHAREHOLDERS’ EQUITY	533,293	547,696	19,711	(567,407)	533,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$905,412	$1,065,503	$119,721	$(897,482)	$1,193,154

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

ASSETS:
Cash and cash equivalents	$—	$113,407	$15,318	$—	$128,725
Restricted cash	—	13,902	—	—	13,902
Mortgage loans held for sale	—	—	81,810	—	81,810
Inventory	—	690,934	—	—	690,934
Property and equipment - net	—	10,267	269	—	10,536
Investment in unconsolidated joint ventures	—	13,525	21,741	—	35,266
Deferred income taxes, net of valuation allowances	—	109,763	1,148	—	110,911
Investment in subsidiaries	535,879	—	—	(535,879)	—
Intercompany assets	318,852	—	—	(318,852)	—
Other assets	9,892	17,180	11,020	—	38,092
TOTAL ASSETS	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$—	$69,887	$339	$—	$70,226
Customer deposits	—	11,262	—	—	11,262
Intercompany liabilities	—	296,229	22,623	(318,852)	—
Other liabilities	—	64,413	6,928	—	71,341
Community development district obligations	—	3,130	—	—	3,130
Obligation for consolidated inventory not owned	—	1,775	—	—	1,775
Notes payable bank - financial services operations	—	—	80,029	—	80,029
Notes payable - other	—	7,790	—	—	7,790
Convertible senior subordinated notes due 2017	57,500	—	—	—	57,500
Convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Senior notes	228,070	—	—	—	228,070
TOTAL LIABILITIES	371,820	454,486	109,919	(318,852)	617,373

SHAREHOLDERS’ EQUITY	492,803	514,492	21,387	(535,879)	492,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$864,623	$968,978	$131,306	$(854,731)	$1,110,176

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$8,275	$(124,022)	$17,311	$(8,275)	$(106,711)

INVESTING ACTIVITIES:
Restricted cash	—	4,912	—	—	4,912
Purchase of property and equipment	—	(2,222)	(125)	—	(2,347)
Investments in and advances to unconsolidated joint ventures	—	(12,080)	(4,738)	—	(16,818)
Return of capital from unconsolidated joint ventures	—	—	619	—	619
Net proceeds from the sale of mortgage servicing rights	—	—	2,135	—	2,135
Net cash used in investing activities	—	(9,390)	(2,109)	—	(11,499)

FINANCING ACTIVITIES:
Proceeds from (repayments of) bank borrowings - net	—	14,400	(6,251)	—	8,149
Principal proceeds from note payable - other and community development district bond obligations	—	740	—	—	740
Proceeds from exercise of stock options	1,460	—	—	—	1,460
Intercompany financing	(6,079)	8,676	(2,597)	—	—
Dividends paid	(3,656)	—	(8,275)	8,275	(3,656)
Debt issue costs	—	—	(40)	—	(40)
Net cash (used in) provided by financing activities	(8,275)	23,816	(17,163)	8,275	6,653

Net decrease in cash and cash equivalents	—	(109,596)	(1,961)	—	(111,557)
Cash and cash equivalents balance at beginning of period	—	113,407	15,318	—	128,725
Cash and cash equivalents balance at end of period	$—	$3,811	$13,357	$—	$17,168

	Nine Months Ended September 30, 2013
(In thousands)	M/I Homes, Inc.	Guarantor Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$7,100	$(60,703)	$20,267	$(7,100)	$(40,436)

INVESTING ACTIVITIES:
Restricted cash	—	(7,274)	—	—	(7,274)
Purchase of property and equipment	—	(1,528)	(126)	—	(1,654)
Investments in and advances to unconsolidated joint ventures	—	(14,657)	(10,839)	—	(25,496)
Return of capital from unconsolidated joint ventures	—	—	1,522	—	1,522
Net cash used in investing activities	—	(23,459)	(9,443)	—	(32,902)

FINANCING ACTIVITIES:
Repayments from bank borrowings - net	—	—	(12,343)	—	(12,343)
Principal repayments from note payable - other and community development district bond obligations	—	(2,979)	—	—	(2,979)
Proceeds from issuance of convertible senior subordinated notes due 2018	86,250	—	—	—	86,250
Redemption of of preferred shares	(50,352)	—	—	—	(50,352)
Proceeds from exercise of stock options	2,640	—	—	—	2,640
Proceeds from issuance of common shares	54,617	—	—	—	54,617
Intercompany financing	(98,200)	92,463	5,737	—	—
Dividends paid	(2,438)	—	(7,100)	7,100	(2,438)
Debt issue costs	—	(5,402)	(61)	—	(5,463)
Excess tax deficiency from stock-based payment arrangements	383	—	—	—	383
Net cash (used in) provided by financing activities	(7,100)	84,082	(13,767)	7,100	70,315

Net (decrease) increase in cash and cash equivalents	—	(80)	(2,943)	—	(3,023)
Cash and cash equivalents balance at beginning of period	—	126,334	19,164	—	145,498
Cash and cash equivalents balance at end of period	$—	$126,254	$16,221	$—	$142,475

NOTE 12. Subsequent Events

On October 20, 2014, the Company entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, (a) extended the maturity date of the Credit Facility to October 20, 2018, (b) reduced the Eurodollar margin initially from 3.25% to 2.50% and reduced the Alternate Base Rate margin initially from 2.25% to 1.50%, in each case subject to adjustment based on the Company's leverage ratio, (c) increased the maximum borrowing availability under the facility from $200 million to $300 million, (d) increased the accordion feature under which the aggregate principal amount can be increased to up to $400 million, subject to obtaining additional commitments, (e) modified the borrowing base to provide for additional availability, (f) increased the sub-facility for letters of credit to $125 million, and (g) increased the required minimum tangible net worth to $353.9 million, plus (i) 50% of cumulative consolidated net income, earned from and after June 30, 2014, and (ii) 50% of the net proceeds of any equity offerings of the Company occurring on or after June 30, 2014, excluding proceeds used to refinance the Series A Preferred Shares.

The Credit Facility, as amended by the First Amendment (the “Amended Credit Facility”), contains various representations, warranties and covenants that the Company considers customary for such facilities. Under the terms of the Amended Credit Facility, we are required, among other things, to maintain compliance with various covenants, including financial covenants relating to a minimum consolidated tangible net worth requirement, a minimum interest coverage ratio or liquidity requirement, and a maximum leverage ratio.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

M/I Homes, Inc. (the “Company” or “we”) is one of the nation’s leading builders of single-family homes, having delivered more than 89,000 homes since we commenced homebuilding activities in 1976.  The Company's homes are marketed and sold under the M/I Homes brand (M/I Homes and Showcase Collection (exclusively by M/I)). We also operate under the name Triumph Homes in certain communities in our Houston, Texas market. The Company has homebuilding operations in Columbus and Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Tampa and Orlando, Florida; Austin, Dallas/Fort Worth, Houston and San Antonio, Texas; Charlotte and Raleigh, North Carolina; and the Virginia and Maryland suburbs of Washington, D.C.

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

FORWARD-LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for more information regarding those risk factors.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary.  Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.  See Note 1 (Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2013 Form 10-K for additional information about our accounting policies.

We believe that there have been no significant changes to our critical accounting policies during the quarter ended September 30, 2014 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K.

RESULTS OF OPERATIONS

The Company’s segment information is presented on the basis that its chief operating decision makers use in evaluating segment performance.  The Company’s chief operating decision makers evaluate the Company’s performance in various ways, including: (1) the results of our 13 individual homebuilding operating segments and the results of our financial services operations; (2) the results of our three homebuilding regions; and (3) our consolidated financial results.  We have determined our reportable segments as follows: Midwest homebuilding, Southern homebuilding, Mid-Atlantic homebuilding and financial services operations.  The homebuilding operating segments that are included within each reportable segment have similar operations and exhibit similar long-term economic characteristics.  Our homebuilding operations include the acquisition and development of land, the sale and construction of single-family attached and detached homes, and the sale of lots and land to third parties.  The homebuilding operating segments that comprise each of our reportable segments are as follows:

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

Overview

We believe that housing market conditions, in general, remain healthy despite a moderation in the pace of new contracts in 2014's first nine months when compared to the same period in 2013. We believe this moderation is due to a number of factors, including (1) reduced affordability in certain markets as a result of higher average sales prices, (2) a tepid economic recovery and uneven job creation, (3) harsh weather conditions experienced early in 2014, which delayed the opening of certain of our new communities, (4) a general lengthening of our community development cycle time due to volume of overall new housing developments and (5) the imposition of lower loan limits on government-sponsored mortgages beginning in January 2014. Despite these factors, our new contracts improved by 3% in the quarter ended September 30, 2014 when compared to 2013's third quarter. Our new contracts declined by 3% for the nine months ended September 30, 2014. Although our new contracts declined during the nine months ended September 30, 2014 compared to our new contracts during the nine months ended September 30, 2013, we experienced improvements in most of our financial and operating metrics for the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we reported revenue of $847.2 million, a 20.9% increase compared to the same period in 2013, and achieved net income of $39.8 million, of which $30.5 million ($0.99 per diluted share) related to our core profitability, and $9.3 million ($0.31 per diluted share) related to the accounting benefit from income taxes associated with the reversal of our remaining state deferred tax asset valuation allowance (see Note 9 to our Unaudited Condensed Consolidated Financial Statements for further information). We also achieved our highest year-to-date gross and operating margins since 2006, with gross margin and operating margin reaching 21.1% and 7.0%, respectively, for the nine months ended September 30, 2014. We believe our improved results of operations are attributable to (1) our strategic growth and investment in new communities, along with a shift in our mix of communities towards better performing locations within each of our markets; (2) our continued progress in shifting our housing investment to markets with stronger economic growth, including expansion into new markets; (3) our continued focus on controlling overall costs; and (4) the contributions from our financial services operations. Please see further discussion of our financial and operating metrics below in the “Summary of Company Results” and “Year Over Year Comparison” sections.
Summary of Company Results

Summary of Financial Results

For the quarter ended September 30, 2014, we achieved net income to common shareholders of $12.4 million, or $0.44 per diluted share, which included $1.2 million of dividend payments made to holders of our Series A Preferred Shares and $0.6 million of pre-tax impairment charges. This compares to net income to common shareholders of $124.1 million, or $4.22 per diluted share, for the third quarter of 2013, which included a $111.6 million accounting benefit from income taxes due to the reversal of a majority of the valuation allowance against our deferred tax assets, offset partially by $2.1 million of pre-tax impairment charges, a

$1.7 million charge related to the early termination of our $140 million secured revolving credit facility (the “Terminated Credit Facility”) and $1.2 million of dividend payments made to holders of our Series A Preferred Shares. For the nine months ended September 30, 2014, we achieved net income to common shareholders of $36.1 million, or $1.30 per diluted share, which included a $9.3 million accounting benefit from income taxes associated with the reversal of the remaining valuation allowance against our state deferred tax assets, $3.7 million of dividend payments made to holders of our Series A Preferred Shares and $1.4 million of pre-tax impairment charges. This compares to net income to common shareholders of $132.5 million, or $4.79 per diluted share, for the nine months ended September 30, 2013, which included a $111.6 million accounting benefit from income taxes due to the reversal of a majority of the valuation allowance against our deferred tax assets, offset partially by $4.2 million of pre-tax impairment charges, a $2.2 million non-cash equity adjustment resulting from the excess of fair value over carrying value of our Series A Preferred Shares that were called for redemption in the first quarter of 2013 and $2.4 million of dividend payments made to holders of our Series A Preferred Shares.

During the quarter ended September 30, 2014, we recorded total revenue of $330.8 million, of which $315.4 million was from homes delivered, $7.8 million was from land sales and $7.6 million was from our financial services operations. Revenue from homes delivered increased 19% driven primarily by a 13% increase in the average sales price of homes delivered ($36,000 per home delivered) and 48 additional homes delivered in 2014's third quarter compared to the same period in 2013. Revenue from land sales increased $5.2 million during the third quarter of 2014 primarily due to larger land sales in our Southern and Mid-Atlantic regions compared to prior year. Revenue in our financial services segment increased 13% to $7.6 million in the third quarter of 2014 primarily due to the factors discussed below in our “Year Over Year Comparison” section. For the nine months ended September 30, 2014, we recorded total revenue of $847.2 million, of which $809.4 million was from homes delivered, $15.9 million was from land sales and $21.9 million was from our financial services operations. Revenue from homes delivered increased 22% driven primarily by 264 additional homes delivered in the nine months ended September 30, 2014 compared to the same period in 2013 and a 9% increase in the average sales price of homes delivered ($26,000 per home delivered). Revenue from land sales increased $3.1 million from 2013's first nine months primarily due to larger land sales in our Southern and Mid-Atlantic regions compared to prior year. Revenue in our financial services segment decreased 2% to $21.9 million for the nine months ended September 30, 2014 primarily due to the factors discussed below in our “Year Over Year Comparisons” section.

Total gross margin increased $13.6 million in the third quarter of 2014 compared to the third quarter of 2013, primarily as a result of a $12.7 million improvement in the gross margin of our homebuilding operations and a $0.9 million improvement in gross margin from our financial services operations. The increase in homebuilding gross margin for the third quarter of 2014 resulted primarily from the 13% increase in the average sales price of homes delivered ($36,000 per home delivered) and the 48 unit increase in the number of homes delivered. For the nine months ended September 30, 2014, total gross margin increased $39.5 million compared to the nine months ended September 30, 2013, which was largely the result of a $40.0 million improvement in the gross margin of our homebuilding operations, offset partially by a $0.4 million decline in gross margin from our financial services operations. The increase in homebuilding gross margin for the nine months ended September 30, 2014 resulted primarily from the 264 unit increase in the number of homes delivered and the 9% increase in the average sales price of homes delivered ($26,000 per home delivered).

The increased sales prices for both the three and nine months ended September 30, 2014 were driven by the performance of our newer communities, the strategic shift in our geographic footprint, which resulted in more homes delivered in our better performing markets and a shift in the mix of homes delivered to higher priced and larger homes. We also experienced better pricing leverage in select locations and submarkets. The pricing and unit improvements were partially offset by higher average lot and construction costs related to both the mix of homes delivered as well as cost increases associated with homebuilding industry conditions and normal supply and demand dynamics. During the nine month period ended September 30, 2014, we were able to pass a majority of the higher costs on to our homebuyers in the form of higher sales prices and lower incentives. However, recent moderation in the pace of improvement in the homebuilding industry may make it more difficult to continue to fully offset any additional increases in lot, material, labor and land costs that we may experience going forward.

Selling, general and administrative expense increased $7.4 million and $19.7 million for the three and nine months ended September 30, 2014, respectively, which offset, in part, the increase in our gross margins discussed above. For the third quarter of 2014, selling expense increased $4.0 million from the prior year's third quarter and increased slightly as a percentage of revenue to 6.6% compared to 6.5% in the third quarter of 2013.Variable selling expense for sales commissions contributed $2.2 million to the increase in selling expense due to the increase in the number of homes delivered and the higher average sales price. The increase in selling expense was also attributable to a $1.8 million increase in non-variable selling expense primarily related to a $1.3 million increase in expenses associated with our sales offices and models related to our new community openings and a $0.5 million increase related to our new Austin and Dallas/Fort Worth markets. General and administrative expense increased $3.4 million during the third quarter of 2014 and remained flat at 6.6% as a percentage of revenue for both the third quarter of 2014 and 2013. This dollar increase was primarily due to a $0.7 million increase in payroll-related expense, resulting primarily from the increase in our employee count, a $0.7 million increase associated with our new Austin and Dallas/Fort Worth markets, a $0.6 million increase in share based and variable incentive compensation expense associated with our improved financial performance, a $0.4 million increase in land abandonment charges, and a $0.4 million increase due to the absence of bad debt recoveries that occurred in the third quarter of 2013, and various other miscellaneous expense increases. For the nine months ended September 30, 2014, selling expense increased $10.8 million from the nine months ended September 30, 2013 and increased slightly as a percentage of revenue to 6.9% compared to 6.8% in the nine months ended September 30, 2013. Variable selling expense for sales commissions contributed $6.5 million to the increase due to the increase in the number of homes delivered and the higher average sales price. The increase in selling expense was also attributable to a $4.3 million increase in non-variable selling expense primarily related to a $3.3 million increase in expenses associated with our sales offices and models, resulting from the increase in our number of average communities compared to prior year's number of average communities, and a $1.0 million increase related to our new Austin and Dallas/Fort Worth markets. General and administrative expense increased $8.9 million compared to the nine months ended September 30, 2013 but improved as a percentage of revenue from 7.5% in the nine months ended September 30, 2013 to 7.2% in the nine months ended September 30, 2014. The increase in general and administrative expenses was primarily due to a $3.1 million increase in payroll-related expense, resulting primarily from a 19% increase in our employee count related to our average community count growth, a $2.4 million increase in share based and variable incentive compensation expense associated with our improved financial performance, a $1.7 million increase associated with our new Austin and Dallas/Fort Worth markets, a $1.1 million increase due to the absence of bad debt recoveries that occurred during the nine months ended September 30, 2013, and a $0.6 million increase in land abandonment charges. Overall, our selling, general and administrative expense was 13.2% and 14.1% of revenue for the three months and nine months ended September 30, 2014, respectively, compared to 13.2% and 14.2% for the same periods in 2013, respectively. We continue to focus on cost control and reducing our selling, general and administrative expense at both the divisional and corporate levels as a percentage of revenue.
Summary of Operational Results

In addition to the improving financial results noted above, certain of our operational metrics also improved. For the quarter ended September 30, 2014, we achieved a 5% increase in the number of homes delivered and a 13% increase in the average sales price of homes delivered compared to the same period a year ago. For the nine months ended September 30, 2014, we achieved an 11% increase in the number of homes delivered and a 10% increase in the average sales price of homes delivered compared to 2013's first nine months. We also experienced a 10% increase in the average sales price of homes in backlog and a 6% increase in the overall sales value of our backlog at September 30, 2014 compared to September 30, 2013, along with the 3% increase in new contracts for the three months ended September 30, 2014 compared to the same period in 2013.
We continue to invest in communities and markets that we believe will help us attain improved profitability as housing markets improve and enhance our ability to establish market share and create a platform for future growth in our current markets. During the nine month period ended September 30, 2014, we opened 37 communities and closed 47 communities. However, new contracts declined by 3% during the nine months ended September 30, 2014 compared to the same period in 2013and the number of homes in our backlog at September 30, 2014 declined by 3% compared to September 30, 2013. Our absorption rates per community also declined from 2.4 for the nine months ended September 30, 2013 to 2.1 for the nine months ended September 30, 2014. We believe the declines in new contracts, units in backlog and absorption pace from 2013's first nine months resulted from the general moderation in the rate of improvement in the housing market during the nine months ended September 30, 2014 compared to 2013's same period. In addition, the timing of the planned opening of several of our new communities was unfavorably impacted due to both harsh winter weather conditions earlier in 2014 and a general lengthening of the cycle time for new community development due to the increased volume of overall new housing developments.
Outlook

Looking ahead, we continue to believe that the fundamentals supporting continued moderate improvements in the housing industry remain in place. We believe our results will remain largely dependent on (1) our ability to open new communities as planned, (2) traffic levels, (3) the extent of job growth and consumer confidence, and (4) stability in mortgage loan underwriting standards and interest rates.
Given our expectations with respect to homebuilding market conditions, and consistent with our focus on improving long-term returns, we will continue to emphasize the following strategic business objectives:

•	profitably growing our presence in our existing markets, including opening new communities;

•	reviewing new markets for investment opportunities;

•	maintaining a strong balance sheet; and

•	emphasizing customer service, product quality and design, and premier locations.

With these objectives in mind, we took a number of steps during the nine months ended September 30, 2014 to position the Company for the remainder of 2014 and beyond, including investing $183.7 million in land acquisitions and $93.2 million in land development to help grow our presence in our existing markets. We currently estimate that we will spend a total of approximately $375 million to $425 million on land purchases and land development in 2014, including the $276.9 million spent during the nine months ended September 30, 2014. However, given varying results in each of our local markets, we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets.
Despite our positive expectations, it is unclear whether our financial results will continue to improve at the rate they did in 2013 and the nine months ended September 30, 2014. Going forward, we believe our abilities to leverage our fixed costs, obtain land at desired rates of return, and open and grow our active communities provide our best opportunities to continue improving our financial results. However, we can provide no assurance that the rate of positive annual trends and/or sequential trends experienced in our financial and operating metrics in 2013 and the nine months ended September 30, 2014 will continue throughout the remainder of 2014.

The following table shows, by segment, revenue; gross margin; selling, general and administrative expense; operating income (loss); interest expense; and income before income taxes for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Revenue:
Midwest homebuilding	$118,319	$82,689	$283,472	$222,890
Southern homebuilding	118,150	96,275	299,472	216,181
Mid-Atlantic homebuilding	86,718	89,550	242,357	239,061
Financial services (a)	7,580	6,681	21,915	22,343
Total revenue	$330,767	$275,195	$847,216	$700,475

Gross margin:
Midwest homebuilding	$22,848	$13,406	$54,627	$35,156
Southern homebuilding	22,563	17,992	57,959	40,077
Mid-Atlantic homebuilding	15,518	16,830	44,472	41,863
Financial services (a)	7,580	6,681	21,915	22,343
Total gross margin	$68,509	$54,909	$178,973	$139,439

Selling, general and administrative expense:
Midwest homebuilding	$10,046	$8,292	$27,856	$23,460
Southern homebuilding	12,348	9,721	33,218	24,855
Mid-Atlantic homebuilding	9,007	8,397	25,584	22,902
Financial services (a)	3,776	2,854	9,711	8,892
Corporate	8,502	6,996	23,126	19,663
Total selling, general and administrative expense	$43,679	$36,260	$119,495	$99,772

Operating income (loss):
Midwest homebuilding	$12,802	$5,114	$26,771	$11,696
Southern homebuilding	10,215	8,271	24,741	15,222
Mid-Atlantic homebuilding	6,511	8,433	18,888	18,961
Financial services (a)	3,804	3,827	12,204	13,451
Corporate	(8,502)	(6,996)	(23,126)	(19,663)
Total operating income	$24,830	$18,649	$59,478	$39,667

Interest expense:
Midwest homebuilding	$450	$1,023	$2,211	$3,852
Southern homebuilding	968	1,405	3,927	4,510
Mid-Atlantic homebuilding	829	659	2,392	2,809
Financial services (a)	402	362	1,019	1,015
Total interest expense	$2,649	$3,449	$9,549	$12,186

Equity in income of unconsolidated joint ventures	(22)	(278)	(62)	(278)
Loss on early extinguishment of debt	—	1,726	—	1,726

Income before income taxes	$22,203	$13,752	$49,991	$26,033

(a)
Our financial services operational results should be viewed in connection with our homebuilding business as its operations originate loans and provide title services primarily for our homebuying customers, with the exception of a small amount of mortgage refinancing.

The following tables show total assets by segment at September 30, 2014 and December 31, 2013:

	At September 30, 2014
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$4,671	$12,332	$4,635	$—	$21,638
Inventory (a)	310,559	315,169	246,598	—	872,326
Investments in unconsolidated joint ventures	2,980	37,789	—	—	40,769
Other assets	10,806	23,995	11,069	212,551	258,421
Total assets	$329,016	$389,285	$262,302	$212,551	$1,193,154

	At December 31, 2013
(In thousands)	Midwest	Southern	Mid-Atlantic	Corporate, Financial Services and Unallocated	Total
Deposits on real estate under option or contract	$2,003	$7,107	$5,255	$—	$14,365
Inventory (a)	248,218	236,505	191,847	—	676,570
Investments in unconsolidated joint ventures	5,331	29,935	—	—	35,266
Other assets	10,571	982	11,050	361,372	383,975
Total assets	$266,123	$274,529	$208,152	$361,372	$1,110,176

(a)
Inventory includes single-family lots; land and land development costs; land held for sale; homes under construction; model homes and furnishings; community development district infrastructure; and consolidated inventory not owned.

Reportable Segments

The following table presents, by reportable segment, selected operating and financial information as of and for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Midwest Region
Homes delivered	381	307	931	837
New contracts, net	325	318	1,093	1,062
Backlog at end of period	707	643	707	643
Average sales price per home delivered	$307	$269	$300	$263
Average sales price of homes in backlog	$336	$297	$336	$297
Aggregate sales value of homes in backlog	$237,407	$190,932	$237,407	$190,932
Revenue homes	$117,113	$82,641	$278,974	$220,018
Revenue third party land sales	$1,206	$48	$4,498	$2,872
Operating income homes	$12,456	$5,110	$25,427	$12,681
Operating income (loss) land	$346	$4	$1,344	$(985)
Number of average active communities	61	66	64	63
Number of active communities, end of period	62	66	62	66
Southern Region
Homes delivered	344	354	949	794
New contracts, net	327	289	1,026	1,043
Backlog at end of period	526	590	526	590
Average sales price per home delivered	$328	$269	$307	$269
Average sales price of homes in backlog	$323	$287	$323	$287
Aggregate sales value of homes in backlog	$169,676	$169,547	$169,676	$169,547
Revenue homes	$112,673	$95,315	$291,785	$213,518
Revenue third party land sales	$5,477	$960	$7,687	$2,663
Operating income homes	$9,905	$7,924	$24,284	$13,845
Operating income land	$310	$347	$457	$1,377
Number of average active communities	50	43	51	40
Number of active communities, end of period	51	46	51	46
Mid-Atlantic Region
Homes delivered	260	276	736	721
New contracts, net	240	262	771	889
Backlog at end of period	321	374	321	374
Average sales price per home delivered	$329	$319	$324	$322
Average sales price of homes in backlog	$346	$341	$346	$341
Aggregate sales value of homes in backlog	$111,003	$127,610	$111,003	$127,610
Revenue homes	$85,571	$87,930	$238,682	$231,840
Revenue third party land sales	$1,147	$1,620	$3,675	$7,221
Operating income homes	$6,145	$8,116	$17,904	$17,397
Operating income land	$366	$317	$984	$1,564
Number of average active communities	35	35	37	35
Number of active communities, end of period	34	35	34	35
Total Homebuilding Regions
Homes delivered	985	937	2,616	2,352
New contracts, net	892	869	2,890	2,994
Backlog at end of period	1,554	1,607	1,554	1,607
Average sales price per home delivered	$320	$284	$309	$283
Average sales price of homes in backlog	$333	$304	$333	$304
Aggregate sales value of homes in backlog	$518,086	$488,089	$518,086	$488,089
Revenue homes	$315,357	$265,886	$809,441	$665,376
Revenue third party land sales	$7,830	$2,628	$15,860	$12,756
Operating income homes	$28,506	$21,150	$67,615	$43,923
Operating income land	$1,022	$668	$2,785	$1,956
Number of average active communities	146	144	152	138
Number of active communities, end of period	147	147	147	147

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Financial Services
Number of loans originated	701	689	1,801	1,783
Value of loans originated	$191,935	$165,660	$470,345	$426,637

Revenue	$7,580	$6,681	$21,915	$22,343
Less: Selling, general and administrative expense	3,776	2,854	9,711	8,892
Interest expense	402	362	1,019	1,015
Income before income taxes	$3,402	$3,465	$11,185	$12,436

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

Cancellation Rates

The following table sets forth the cancellation rates for each of our homebuilding segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Midwest	19.0%	18.0%	17.1%	18.6%
Southern	17.4%	17.2%	18.4%	14.7%
Mid-Atlantic	10.1%	15.2%	9.4%	11.6%

Total cancellation rate	16.2%	16.9%	15.7%	15.3%

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

Year Over Year Comparison

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Midwest Region. Our Midwest region had operating income of $12.8 million for the three months ended September 30, 2014, a $7.7 million increase from our operating income of $5.1 million for the three months ended September 30, 2013. The increase in operating income was primarily the result of a $35.6 million improvement in our homebuilding revenue, offset partially by a $1.7 million increase in selling, general, and administrative expense.

For the quarter ended September 30, 2014, homebuilding revenue in our Midwest region increased $35.6 million, from $82.7 million in the third quarter of 2013 to $118.3 million in the third quarter of 2014. This 43% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($38,000 per home delivered), a 24% increase in the number of homes delivered (74 units) and a $1.2 million increase in land sale revenue. Our homebuilding gross margin improved $9.4 million and yielded a gross margin percentage of 19.3% for the quarter ended September 30, 2014, a 310 basis point improvement when compared to the same period in 2013. This gross margin improvement resulted primarily from the revenue improvements described above as well as a $1.5 million decrease in asset impairment charges taken in the third quarter of 2014 compared to the same period in 2013, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $1.7 million, from $8.3 million for the quarter ended September 30, 2013 to $10.0 million for the quarter ended September 30, 2014 but declined as a percentage of revenue to 8.5% compared to 10.0% for the same period in 2013. The increase in selling, general and administrative expense was attributable, in part, to a $1.9 million increase in selling expense, which was primarily due to (1) a $1.3 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and number of homes delivered and (2) a $0.6 million increase in expenses primarily related to our design centers and sales offices. The increase in selling, general and administrative expense was offset, in part, by a decrease in general and administrative expense, which was primarily due to a decrease in land related expenses.
During the three months ended September 30, 2014, we experienced a 2% increase in new contracts in our Midwest region, from 318 in the third quarter of 2013 to 325 for the third quarter of 2014. Backlog increased 10% from 643 homes at September 30, 2013 to 707 homes at September 30, 2014, with an average sales price in backlog of $336,000 at September 30, 2014 compared to $297,000 at September 30, 2013. We were able to achieve positive operating results in our Midwest region compared to prior year's third quarter due to higher-end product offerings, improving sub-market conditions and more attractive community locations. During both the three months ended September 30, 2014 and 2013, we opened four communities in our Midwest region. Our monthly absorption rate in our Midwest region increased to 1.8 per community for 2014's third quarter, compared to 1.6 per community in 2013's third quarter.

Southern Region. Our Southern region had operating income of $10.2 million for the quarter ended September 30, 2014, a $1.9 million increase from our operating income of $8.3 million for the third quarter of 2013. The increase in operating income was primarily the result of a $21.9 million improvement in our homebuilding revenue offset partially by a $2.6 million increase in selling, general and administrative expense.

During the three months ended September 30, 2014, homebuilding revenue in our Southern region increased $21.9 million, from $96.3 million in the third quarter of 2013 to $118.2 million in the third quarter of 2014. This 23% increase in homebuilding revenue was the result of a 22% increase in the average sales price of homes delivered ($59,000 per home delivered) as a result of a change in product mix to a higher priced product in 2014 than in 2013, partially offset by a 3% decrease in the number of homes delivered (10 units). Our homebuilding gross margin improved $4.6 million and yielded a gross margin percentage of 19.1% for the quarter ended September 30, 2014 compared to 18.7% for the quarter ended September 30, 2013. The improvement in our gross margin is primarily reflective of the revenue improvements described above partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $2.6 million from $9.7 million in the third quarter of 2013 to $12.3 million in the third quarter of 2014 and increased as a percentage of revenue to 10.5% for the three months ended September 30, 2014 compared to 10.1% for the third quarter of 2013 as a result of additional expenses related to our new Austin and Dallas/Fort Worth divisions. The increase in selling, general and administrative expense was attributable, in part, to a $1.8 million increase in selling expense, which was due to (1) a $1.1 million increase in variable selling expenses resulting from increases in sales commissions from the higher average sales price of homes delivered, (2) a $0.5 million increase related to expenses associated with our new Austin and Dallas/Fort Worth markets and (3) a $0.2 million increase in expenses related to our design centers and sales offices related to our increased average community count. The increase in selling, general and administrative expense was also attributable to a $0.8 million increase in general and administrative expense, which was primarily due to a $0.6 million increase in payroll-related and other miscellaneous expenses associated with our new Austin and Dallas/Fort Worth divisions and a $0.2 million increase in compensation expenses resulting from the increase in employee count related to our community count growth.

During the three months ended September 30, 2014, we experienced a 13% increase in new contracts in our Southern region, from 289 in the third quarter of 2013 to 327 for the third quarter of 2014, primarily due to contributions from our new Austin and Dallas/Fort Worth divisions. Average sales price in backlog increased to $323,000 at September 30, 2014 from $287,000 at September 30, 2013 due to improvements in the product and market mix. However, backlog decreased 11% from 590 homes at September 30, 2013 to 526 homes at September 30, 2014 due to increased competition and the opening of certain of our new communities later in the quarter than we anticipated. During the three months ended September 30, 2014, we opened seven communities in our Southern region compared to nine during 2013's third quarter. Our monthly absorption rate in our Southern region was 2.2 per community in the third quarter of 2014, the same as in the third quarter of 2013.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $6.5 million for the quarter ended September 30, 2014, a $1.9 million decrease from our operating income of $8.4 million in the third quarter of 2013. The decrease in operating income was primarily the result of a $2.8 million decrease in our homebuilding revenue as well as a $0.6 million increase in selling, general and administrative expense.

For the three month period ended September 30, 2014, homebuilding revenue in our Mid-Atlantic region decreased $2.8 million from $89.6 million in the third quarter of 2013 to $86.7 million in the third quarter of 2014. This 3% decrease in revenue was attributable to a 6% decrease in the number of homes delivered (16 units) and a $0.5 million decrease in land sale revenue, offset, in part, by a 3% increase in the average sales price of homes delivered related to a change in product and market mix. Homebuilding gross margin declined $1.3 million compared to the third quarter of 2013 and yielded a gross margin percentage of 17.9%, compared to 18.8% for the quarter ended September 30, 2013. This decline in gross margin percentage resulted from the decline in revenue described above as well as higher construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $0.6 million from $8.4 million in the third quarter of 2013 to $9.0 million in the third quarter of 2014 and increased as a percentage of revenue from 9.4% to 10.4% as a result of upfront community costs incurred that have not yet been leveraged by the related revenue from home deliveries. The dollar increase in selling, general and administrative expense was attributable to a $0.4 million increase in selling expense, which was primarily due to an increase in expenses related to our design centers and sales offices, and a $0.2 million increase in general and administrative expense, which was due to an increase in land related expenses.

During the three months ended September 30, 2014, we experienced an 8% decrease in new contracts in our Mid-Atlantic region, from 262 in the third quarter of 2013 to 240 in the third quarter of 2014, as well as a 14% decrease in the number of homes in backlog from 374 homes at September 30, 2013 to 321 homes at September 30, 2014. These declines were primarily attributable to the opening of new communities later in 2014's third quarter than the prior year, a change in product mix and the closing of certain communities that made significant contributions to the strong pace of new contracts in the third quarter of 2013. Average sales price of homes in backlog increased, however, from $341,000 at September 30, 2013 to $346,000 at September 30, 2014. We opened four communities in our Mid-Atlantic region during both the third quarter of 2014 and 2013. Our monthly absorption rate in our Mid-Atlantic region declined to 2.3 per community in the third quarter of 2014 from 2.5 per community in the third quarter of 2013 due to the decrease in new contracts compared to prior year.

Financial Services. Revenue from our mortgage and title operations increased $0.9 million (13%) from $6.7 million in the third quarter of 2013 to $7.6 million in the third quarter of 2014 as a result of : (1) a 2% increase in the number of loan originations, from 689 in the third quarter of 2013 to 701 in the third quarter of 2014 and (2) a 14% increase in the average loan amount from $240,000 in the quarter ended September 30, 2013 to $274,000 in the quarter ended September 30, 2014.

Operating income remained flat in the third quarter of 2014 in our mortgage and title operations compared to 2013's third quarter. While revenues increased by $0.9 million, selling general and administrative expense also increased by $0.9 million. The increase in selling, general, and administrative expense was primarily due to payroll related increases as a result of staffing offices in our Texas market.

At September 30, 2014, M/I Financial provided financing services in all of our markets. Approximately 81% of our homes delivered during the third quarter of 2014 were financed through M/I Financial which was the same rate as in the third quarter of 2013. Capture rate is influenced by financing availability and can fluctuate from quarter to quarter.
Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $1.5 million, from $7.0 million in the third quarter of 2013 to $8.5 million in the third quarter of 2014. The increase was primarily due to a $0.5 million increase in payroll and variable incentive compensation, a $0.4 million increase due to the absence of a bad debt recovery that occurred in the prior year's third quarter, and various other miscellaneous expense increases.
Interest Expense - Net. Interest expense for the Company decreased by $0.8 million, from $3.4 million in the three months ended September 30, 2013 to $2.6 million in the three months ended September 30, 2014. This decrease was primarily the result of a decline in our weighted average borrowing rate from 7.51% in the third quarter of 2013 to 7.03% for third quarter of 2014 and increased capitalized interest as a result of our increased land development during the third quarter of 2014 compared to prior year. Partially offsetting this decrease was an increase in our weighted average borrowings from $396.8 million in 2013's third quarter to $441.1 million in 2014's third quarter related to an increase in bank borrowings attributable to higher land investment during the 2014's third quarter compared to 2013's third quarter.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. The $0.3 million decrease in 2014 as compared to 2013 was primarily attributable to third party lot sales that occurred during 2013's third quarter.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was attributable to the write-off of unamortized debt issuance costs associated with the termination of our Terminated Credit Facility that was scheduled to mature on December 31, 2014. During the quarter ended September 30, 2013, we recognized a loss on early extinguishment of debt of $1.7 million.
Income Taxes. Our overall effective tax rate was 38.7% for the three months ended September 30, 2014 and (811.2)% for the same period in 2013. Our 2014 effective tax rate primarily reflects tax expense of $8.6 million. The effective rate for the three months ended September 30, 2013 was not meaningful due to the effects of the deferred tax asset valuation allowance and federal and state tax net operating losses (“NOLs”), and there is no correlation between the effective tax rate and the amount of pre-tax income for the period. We expect our effective combined federal and state tax rate for the remainder of 2014 will be approximately 39.4% barring any changes in tax status and any change in our ability to recover remaining state tax loss carryforwards that did not meet the “more likely than not criteria.”

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Midwest Region. Our Midwest region had operating income of $26.8 million for the nine months ended September 30, 2014, a $15.1 million increase from our operating income of $11.7 million for the nine months ended September 30, 2013. The increase in operating income was primarily the result of a $60.6 million increase in our homebuilding revenue, offset, in part, by a $4.4 million increase in selling, general, and administrative expense.

For the nine months ended September 30, 2014, homebuilding revenue in our Midwest region increased $60.6 million, from $222.9 million for the nine months ended September 30, 2013 to $283.5 million for the nine months ended September 30, 2014. This 27% increase in homebuilding revenue was the result of a 14% increase in the average sales price of homes delivered ($37,000 per home delivered), an 11% increase in the number of homes delivered (94 units) and a $1.6 million increase in land sale revenue. Our homebuilding gross margin improved $19.5 million and yielded a gross margin percentage of 19.3% for the first nine months of 2014, a 350 basis point improvement when compared to the same period in 2013. This gross margin percentage improvement resulted primarily from the revenue improvements described above as well as a $2.8 million decrease in asset impairment charges taken in the nine months ended September 30, 2014 compared to the same period in 2013, partially offset by higher lot and construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $4.4 million from $23.5 million for the nine months ended September 30, 2013 to $27.9 million for the nine months ended September 30, 2014 but declined as a percentage of revenue to 9.8% for the nine months ended September 30, 2014 from 10.5% for the nine months ended September 30, 2013. The increase in selling, general and administrative expense was attributable, in part, to a $4.2 million increase in selling expense, which was primarily due to (1) a $2.4 million increase in variable selling expenses resulting from increases in sales commissions produced by the higher average sales price of homes delivered and number of homes delivered and (2) a $1.8 million increase in expenses primarily related to our design centers and sales offices. The increase in selling, general and administrative expense was also attributable to an increase in general and administrative expense, which was primarily due to a $0.9 million increase in compensation expense resulting primarily from the increase in employee count related to our backlog growth, offset partially by a $0.4 million decrease in professional fees and a $0.3 million decrease in land-related expenses.

During the nine months ended September 30, 2014, we experienced a 3% increase in new contracts in our Midwest region, from 1,062 in the nine months ended September 30, 2013 to 1,093 for the nine months ended September 30, 2014. Backlog increased 10% from 643 homes at September 30, 2013 to 707 homes at September 30, 2014, with an average sales price in backlog of $336,000 at September 30, 2014 compared to $297,000 at September 30, 2013. Despite the impact of harsh winter weather conditions and a moderation in the overall housing market when compared to 2013's same period, we were able to achieve positive operating results in our Midwest region compared to prior year's first nine months due to higher-end product offerings, improving sub-market conditions and more attractive community locations. During the nine months ended September 30, 2014, we opened 10 new communities in our Midwest region compared to 14 during 2013's first nine months. Our monthly absorption rate in our Midwest region was 1.9 per community in the nine months ended September 30, 2014, the same as in the nine months ended September 30, 2013.

Southern Region. Our Southern region had operating income of $24.7 million for the nine months ended September 30, 2014, a $9.5 million increase from our operating income of $15.2 million for the nine months ended September 30, 2013. The increase in operating income was primarily the result of an $83.3 million improvement in our homebuilding revenue, offset, in part, by an $8.3 million increase in selling, general, and administrative expense.
During the nine months ended September 30, 2014, homebuilding revenue in our Southern region increased $83.3 million, from $216.2 million in the nine months ended September 30, 2013 to $299.5 million in the nine months ended September 30, 2014. This 39% increase in homebuilding revenue was the result of a 20% increase in the number of homes delivered (155 units), a 14% increase in the average sales price of homes delivered ($38,000 per home delivered), and a $5.0 million increase in land sale revenue (as our homebuilding operations occasionally generate revenue from the sale of land and lots in addition to home sales). Our homebuilding gross margin increased $17.9 million and yielded a gross margin percentage of 19.4% for the nine months ended September 30, 2014 compared to 18.5% for the nine months ended September 30, 2013. The improvement in our gross margin percentage was primarily reflective of the improvements in the average sales price of homes delivered and the number of homes delivered described above, offset partially by a $0.9 million decrease in profit from the sale of land, compared to the nine months ended September 30, 2013, as well as higher construction and lot costs related to both the mix of homes delivered and cost increases in labor and materials associated with housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $8.3 million from $24.9 million in the nine months ended September 30, 2013 to $33.2 million in the nine months ended September 30, 2014 but declined as a percentage of revenue to 11.1% for the nine months ended September 30, 2014 from 11.5% for the nine months ended September 30, 2013. The increase in selling, general and administrative expense was attributable, in part, to a $5.8 million increase in selling expense, which was due to (1) a $4.1 million increase in variable selling expenses, which resulted from increases in sales commissions due to the higher average sales price of homes delivered and number of homes delivered, (2) a $1.0 million increase related to expenses associated with our new Austin and Dallas/Fort Worth markets and (3) a $0.7 million increase in expenses related to our design centers and sales offices as a result of our increased average community count. The increase in selling, general and administrative expense was also attributable to a $2.5 million increase in general and administrative expense, which was primarily due to a $1.6 million increase associated with our new Austin and Dallas/Fort Worth markets, a $0.4 million increase in land-related expenses, and a $0.3 million increase in compensation expense resulting primarily from the increase in employee count related to our average community count growth, as well as other miscellaneous expense increases.

Average sales price in backlog increased to $323,000 at September 30, 2014 from $287,000 at September 30, 2013 due to product and market mix. However, during the nine months ended September 30, 2014, we experienced a 2% decrease in new contracts in our Southern region, from 1,043 in the nine months ended September 30, 2013 to 1,026 for the nine months ended September 30, 2014. Backlog also decreased 11% from 590 homes at September 30, 2013 to 526 homes at September 30, 2014. We believe the declines in new contracts and backlog were attributable to increased competition, the opening of certain new communities later in the quarter than we anticipated, and the closing of certain communities that made significant contributions to the strong pace of new contracts in the third quarter of 2013. Additionally, comparing new contracts levels in the nine months ended September 30, 2014 with the nine months ended September 30, 2013 was challenging as a result of our strong level of new contracts in the nine months ended September 30, 2013, which represented a 48% increase compared to 2012's first nine month period. During the nine months ended September 30, 2014, we opened 15 new communities in our Southern region compared to 21 during 2013's first nine months. Our monthly absorption rate in our Southern region declined from 2.9 per community in the nine months ended September 30, 2013 to 2.2 per community in the nine months ended September 30, 2014 due to an increase in the number of average communities during the nine months ended September 30, 2014 compared to 2013's first nine months as well as due to the decline in new contracts discussed above.

Mid-Atlantic Region. Our Mid-Atlantic region had operating income of $18.9 million for the nine months ended September 30, 2014, a $0.1 million decrease from our operating income of $19.0 million in the nine months ended September 30, 2013. The decrease in operating income was primarily the result of a $2.7 million increase in selling, general and administrative expense and a $0.6 million decrease in profit relating to the sale of land to third parties, offset partially by a $3.3 million improvement in our homebuilding revenue.

For the nine month period ended September 30, 2014, homebuilding revenue in our Mid-Atlantic region increased $3.3 million from $239.1 million in the nine months ended September 30, 2013 to $242.4 million in the nine months ended September 30, 2014. This 1% increase in revenue was attributable to a 2% increase in the number of homes delivered (15 units) and a 1% increase in the average sales price of homes delivered ($2,000 per home delivered), offset, in part, by a $3.5 million decrease in land sale revenue. Homebuilding gross margin increased $2.6 million compared to the nine months ended September 30, 2013 and yielded a gross margin percentage of 18.3%, which represents an 80 basis point improvement when compared to 17.5% for the nine months ended September 30, 2013. This improvement in gross margin resulted from gains due to a shift in product and market mix partially offset by higher construction costs related to both the mix of homes delivered and cost increases in labor and materials associated with improving housing market conditions and normal supply and demand dynamics.

Selling, general and administrative expense increased $2.7 million from $22.9 million in the nine months ended September 30, 2013 to $25.6 million in the nine months ended September 30, 2014 and increased as a percentage of revenue from 9.6% to 10.6% as a result of upfront community costs incurred that have not yet been leveraged by the related revenue due to delays in community openings. The increase in selling, general and administrative expense was attributable, in part, to a $0.9 million increase in selling expense, which was due to an increase in expenses related to our design centers and sales offices related to our increased average community count. The increase in selling, general and administrative expense was attributable, in part, to a $1.8 million increase in general and administrative expense, which was primarily due to the absence of a $0.7 million bad debt recovery that occurred in the first quarter of 2013, a $0.5 million increase related to higher incentive compensation due to improved operating results, a $0.4 million increase in compensation expenses resulting primarily from the increase in employee count related to our average community count, and a $0.2 million increase in land-related expenses.

During the nine months ended September 30, 2014, we experienced a 13% decrease in new contracts in our Mid-Atlantic region, from 889 in the nine months ended September 30, 2013 to 771 in the nine months ended September 30, 2014 as well as a 14% decrease in the number of homes in backlog from 374 homes at September 30, 2013 to 321 homes at September 30, 2014. These declines were primarily attributable to delayed openings of certain new communities resulting from harsh weather conditions in the first quarter that impacted our new contract results and the closing of certain communities that made significant contributions to the strong pace of new contracts in the third quarter of 2013. The average sales price of homes in backlog increased from $341,000 at September 30, 2013 to $346,000 at September 30, 2014. During the nine months ended September 30, 2014, we opened 12 new communities in our Mid-Atlantic region compared to 12 during 2013's first nine months. Our monthly absorption rate in our Mid-Atlantic region declined to 2.4 per community in the nine months ended September 30, 2014 from 2.9 per community in the same period in 2013 due to the decrease in new contracts described above as well as the increase in our average community count compared to prior year.
Financial Services. Loan originations of our mortgage and title operations increased 1% from 1,783 in the nine months ended September 30, 2013 to 1,801 in the nine months ended September 30, 2014, and we experienced a 9% increase in the average loan amount from $239,000 in the nine months ended September 30, 2013 to $261,000 in the nine months ended September 30, 2014. Despite these increases, our revenue from our mortgage and title operations decreased $0.4 million (2%) from $22.3 million in the nine months ended September 30, 2013 to $21.9 million in the nine months ended September 30, 2014. This decline in revenue was primarily attributable to lower margins on the loans sold compared to 2013's first nine months. During the first nine months of 2013, we experienced higher profit margins on our loan sales and servicing retained transactions as supply and demand factors were more favorable and the refinance market was stronger during that time. Additionally, the product mix of our loans sold continued to shift from government to conventional financing, which generally yields lower margins on sale. Competition in the industry has also recently increased, partially as the result of the mortgage industry's lower refinancing volume. We expect this increased level of competition, and a more challenging pricing environment, to continue for the foreseeable future.

For the nine months ended September 30, 2014, we experienced a $1.2 million decrease in operating income in our mortgage and title operations compared to the nine months ended September 30, 2013, which was due to the decrease in revenue discussed above and an increase in selling, general and administrative expenses. Selling, general, and administrative expense for our mortgage and title operations increased $0.8 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in payroll related expenses as a result of staffing offices in our new Texas markets, offset partially by a $1.1 million decrease in expenses related to mortgage loans sold.

At September 30, 2014, M/I Financial provided financing services in all of our markets. Approximately 78% of our homes delivered during the nine months ended September 30, 2014 were financed through M/I Financial compared to 79% in the same period in 2013. Capture rate is influenced by financing availability and can fluctuate up or down from quarter to quarter.

Corporate Selling, General and Administrative Expense. Corporate selling, general and administrative expense increased $3.4 million, from $19.7 million in the nine months ended September 30, 2013 to $23.1 million in the nine months ended September 30, 2014. The increase was primarily due to a $1.2 million increase in share based and variable incentive compensation associated with our improved financial performance, a $0.7 million increase in payroll related expenses, a $0.4 million increase due to the absence of a bad debt recovery that occurred in the prior year, a $0.4 million increase in professional fees, and various other miscellaneous expense increases.

Interest Expense - Net. Interest expense for the Company decreased $2.7 million, from $12.2 million for the nine months ended September 30, 2013 to $9.5 million for the nine months ended September 30, 2014. This decrease was primarily the result of a decline in our weighted average borrowing rate from 7.67% in the nine months ended September 30, 2013 to 7.23% for 2014's first nine months due to the addition of our 2018 Convertible Senior Subordinated Notes issuance, which has a significantly lower interest rate compared to our other debt outstanding in the first nine months of 2013, as well as an increase in capitalized interest related to our increased land development in the nine months ended September 30, 2014 compared to the prior year period. Partially offsetting this decrease was an increase in our weighted average borrowings from $387.2 million in the nine months ended September 30, 2013 to $416.5 million in nine months ended September 30, 2014 related to the issuance of $86.3 million aggregate principal amount of 2018 Convertible Senior Subordinated Notes in the first quarter of 2013 as well as due to an increase in bank borrowings during 2014's first nine months compared to the same period in 2013.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures represents our portion of pre-tax earnings from our joint ownership and development agreements, joint ventures and other similar arrangements. The $0.2 million decrease in 2014 as compared to 2013 is primarily attributable to third party lot sales that occurred during prior year's third quarter.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was attributable to the write-off of unamortized debt issuance costs associated with the termination of our Terminated Credit Facility that was scheduled to mature on December 31, 2014. During the nine months ended September 30, 2013, we recognized a loss on early extinguishment of debt of $1.7 million.
Income Taxes. Our overall effective tax rate was 20.4% for the nine months ended September 30, 2014 and (426.9)% for the same period in 2013. Our 2014 effective tax rate primarily reflects tax expense of $19.5 million, offset by the reversal of $9.3 million of our state deferred tax asset valuation allowance. The effective rate is not reflective of our historical tax rate or our effective tax rate in future periods due to our state deferred tax asset valuation allowance. We expect our effective combined federal and state tax rate for the remainder of 2014 will be approximately 39.4% barring any changes in tax status and change in ability to recover remaining state tax loss carryforwards that did not meet the “more likely than not criteria.”

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Resources and Liquidity.

At September 30, 2014, we had $26.1 million of cash, cash equivalents and restricted cash, with $17.2 million of this amount comprised of unrestricted cash and cash equivalents, which represents a $111.6 million decrease in unrestricted cash and cash equivalents from December 31, 2013. This decrease was primarily a result of our increased investment in inventory during the nine months ended September 30, 2014. Our principal uses of cash for the nine months ended September 30, 2014 were investment in land and land development, construction of homes, mortgage loan originations, investment in joint ventures, operating expenses, and short-term working capital and debt service requirements, including the repayment of amounts outstanding under our credit lines. In order to fund these uses of cash, we used proceeds from home deliveries and the sale of mortgage loans, as well as excess cash balances, borrowings under our credit facilities, and other sources of liquidity.
We are actively acquiring and developing lots in our markets to replenish and grow our lot supply and active community count. We expect to continue to expand our business based on the anticipated level of demand for new homes in our markets. Accordingly, we expect our cash outlays for land purchases, land development, home construction and operating expenses will continue to exceed our cash generated by operations in the remaining three months of 2014. For this reason, we expect to continue to utilize our revolving credit facility.
During the nine months ended September 30, 2014, we delivered 2,616 homes, started 3,133 homes, and spent $183.7 million on land purchases and $93.2 million on land development. Based upon our business activity levels, market conditions, and opportunities for land in our markets, we currently estimate that we will spend approximately $375 million to $425 million on land purchases and land development during 2014, including the $276.9 million spent during the nine months ended September 30, 2014. We also continue to enter into land option agreements, taking into consideration current and projected market conditions, to secure land for the construction of homes in the future. Pursuant to these land option agreements, as of September 30, 2014, we have the right to purchase $475.6 million of land and lots during the remainder of 2014 through 2021.
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
Operating Cash Flow Activities. During the nine month period ended September 30, 2014, we used $106.7 million of cash in operating activities, compared to using $40.4 million of cash in operating activities during the nine months ended September 30, 2013. The increase in cash used in operating activities was primarily due to a $53.5 million increase in the change in inventory due to our increased land investment compared with the nine months ended September 30, 2013, as well as a $10.5 million reduction in the net increase of accounts payable.

Investing Cash Flow Activities. During the nine months ended September 30, 2014, we used $11.5 million of cash in investing activities, compared to using $32.9 million of cash in investing activities during the nine months ended September 30, 2013. The $21.4 million decrease was partially due to the change in restricted cash, which decreased $12.2 million from the nine months ended September 30, 2013, as the Company pledged less cash as collateral in accordance with our secured Letter of Credit Facilities. In addition, we invested $8.7 million more in our unconsolidated joint ventures during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014 primarily due to our entry into joint investments with other builders in two separate land developments in our Southern region in the first nine months of 2013.

Financing Cash Flow Activities. During the nine months ended September 30, 2014, we generated $6.7 million of cash from financing activities, compared to generating $70.3 million of cash during the nine months ended September 30, 2013. The change in cash from financing activities was primarily due to the absence of any debt or equity capital financing transactions or preferred share redemptions in 2014, compared with the first nine months of 2013, when $140.9 million of proceeds were received from equity and convertible debt financings, and $50.4 million of cash was used for the redemption of preferred shares.

At September 30, 2014 and December 31, 2013, our ratio of net debt to net capital was 45% and 39%, respectively, calculated as total debt minus total cash, cash equivalents and restricted cash, divided by the sum of total debt minus total cash, cash equivalents and restricted cash plus shareholders' equity. The increase compared to December 31, 2013 was due to a decrease in our cash balance compared to December 31, 2013 due to our increased investment in inventory during the nine months ended September 30, 2014 as well as an increase in shareholders' equity, primarily related to our net earnings. We believe that this ratio provides useful information regarding our financial position, for understanding the leverage employed in our operations and for comparing us with other homebuilders.

We fund our operations with cash flows from operating activities, including proceeds from home closings and the sale of mortgage loans. We believe that these sources of cash, along with our balance of unrestricted cash and borrowing available under our credit facilities, will be sufficient to fund our currently anticipated working capital needs, investment in land and land development, construction of homes, operating expenses, planned capital spending, and debt service requirements for at least the next twelve months. In order to increase the amount available for borrowings under our credit facilities and enhance our liquidity, in October 2014 we increased the aggregate commitment amount and extended the maturity date of our primary homebuilding credit facility as described below. In addition, we routinely monitor current operational requirements, financial market conditions, and credit relationships and we may choose to seek additional capital by issuing new debt and/or equity securities to strengthen our liquidity or our long-term capital structure. The financing needs of our homebuilding and financial services operations depend on anticipated sales volume in the current year as well as future years, inventory levels and related turnover, forecasted land and lot purchases, debt maturity dates, and other factors. If we seek such additional capital, there can be no assurance that we would be able to obtain such additional capital on terms acceptable to us, if at all, and such additional equity or debt financing could dilute the interests of our existing shareholders and/or increase our interest costs. The Company is a party to three primary credit agreements: (1) a $300 million unsecured revolving credit facility dated July 18, 2013 (the “Prior Credit Facility”), as amended by a First Amendment dated October 20, 2014, with M/I Homes, Inc. as borrower and guaranteed by the Company's wholly owned homebuilding subsidiaries (as amended, the “Amended Credit Facility”); (2) a $110 million secured mortgage warehousing agreement, with M/I Financial as borrower, amended on March 28, 2014 (the “MIF Mortgage Warehousing Agreement”); and (3) a $15 million mortgage repurchase agreement, with M/I Financial as borrower, amended on November 6, 2013 (the “MIF Mortgage Repurchase Facility”).

Included in the table below is a summary of our available sources of cash from the Prior Credit Facility, the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility as of September 30, 2014:

(In thousands)	Expiration Date	Outstanding Balance	Available Amount
Notes payable – homebuilding (a)	7/18/2016	$14,400	$165,992
Notes payable – financial services (b)	(b)	$73,778	$589

(a)
The available amount under the Prior Credit Facility was computed in accordance with the borrowing base calculation, which totaled $358.6 million of availability at September 30, 2014, such that the full $200 million commitment amount of the facility was available, less any borrowings and letters of credit outstanding. There were $14.4 million in borrowings and $19.6 million of letters of credit outstanding at September 30, 2014, leaving $166.0 million available. The Amended Credit Facility will expire on October 20, 2018.

(b)
The available amount is computed in accordance with the borrowing base calculations under the MIF Mortgage Warehousing Agreement and the MIF Mortgage Repurchase Facility, each of which may be increased by pledging additional mortgage collateral.  The maximum aggregate commitment amount of M/I Financial's warehousing agreements is $125 million. The MIF Mortgage Warehousing Agreement has an expiration date of March 27, 2015 and the MIF Mortgage Repurchase Facility has an expiration date of November 5, 2014. M/I Financial expects to enter into an amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial can provide no assurances that it will be able to obtain such an extension.

Notes Payable - Homebuilding.

Homebuilding Credit Facility.

The Amended Credit Facility provides for an aggregate commitment amount of $300 million, including a $125 million sub-facility for letters of credit. In addition, the Amended Credit Facility has an accordion feature under which the Company may increase the aggregate commitment amount up to $400 million, subject to certain conditions, including obtaining additional commitments from existing or new lenders. The Amended Credit Facility matures on October 20, 2018. Interest on amounts borrowed under the Amended Credit Facility is payable at either the Alternate Base Rate plus an initial margin of 150 basis points, or at the Eurodollar Rate plus a margin of 250 basis points, in each case subject to adjustment based on the Company's leverage ratio.
Borrowings under the Amended Credit Facility are unsecured and availability is subject to, among other things, a borrowing base calculated using various advance rates for different categories of inventory. The Amended Credit Facility contains various representations, warranties and affirmative, negative and financial covenants which require, among other things, that the Company maintain (1) a minimum level of Consolidated Tangible Net Worth of $353.9 million (which amount is subject to increase over time based on earnings and proceeds from equity offerings subsequent to June 30, 2014), (2) a leverage ratio not in excess of 60%, and (3) either a minimum Interest Coverage Ratio of 1.5 to 1.0 or a minimum liquidity amount. In addition, the Amended Credit Facility contains covenants that limit the amount of the Company's unsold owned land not to exceed 125% of the sum of tangible net worth and subordinated debt, secured indebtedness not to exceed $30.0 million, and the number of unsold housing units and model homes, as well as the amount of Investments in Unrestricted Subsidiaries and Joint Ventures. At closing of the Amended Credit Facility on October 20, 2014, we were in compliance with all closing conditions including all covenants. For more information regarding the terms of the Amended Credit Facility, refer to Note 12 of our Unaudited Condensed Consolidated Financial Statements.
As of September 30, 2014, the Company was in compliance with all covenants of the Prior Credit Facility.

Homebuilding Letter of Credit Facilities. The Company is party to three secured credit agreements for the issuance of letters of credit outside of the Amended Credit Facility (collectively, the “Letter of Credit Facilities”). During the three months ended September 30, 2014, the Company extended the maturity dates of two of the Letter of Credit Facilities for an additional year to August 31, 2015 and September 30, 2015, respectively. The maturity dates for the Letter of Credit Facilities range from June 1, 2015 to September 30, 2015. Under the terms of the Letter of Credit Facilities, letters of credit can be issued for maximum terms ranging from one year up to three years. The Letter of Credit Facilities contain cash collateral requirements ranging from 101% to 105%. Upon maturity or the earlier termination of the Letter of Credit Facilities, letters of credit that have been issued under the Letter of Credit Facilities remain outstanding with cash collateral in place through the respective expiration dates.

The agreements governing the Letter of Credit Facilities contain limits for the issuance of letters of credit ranging from $5.0 million to $10.0 million, for a combined letter of credit capacity of $20.0 million, of which $2.3 million was uncommitted at September 30, 2014 and could be withdrawn at any time. As of September 30, 2014, there was a total of $8.6 million of letters of credit issued under the Letter of Credit Facilities, which was collateralized with $8.8 million of restricted cash.

Notes Payable - Financial Services.

MIF Mortgage Warehousing Agreement. The MIF Mortgage Warehousing Agreement is used to finance eligible residential mortgage loans originated by M/I Financial. The Agreement provides a maximum borrowing availability of $110.0 million and an accordion feature which allows for an increase of the maximum borrowing availability of up to an additional $20.0 million (subject to certain conditions, including obtaining additional commitments from existing or new lenders). The MIF Mortgage Warehousing Agreement has an expiration date of March 27, 2015. The maximum principal amount permitted to be outstanding at any one time in aggregate under all warehouse credit lines is $150.0 million. Effective with the quarter ending September 30, 2014, the minimum required tangible net worth requirement applicable to M/I Financial increased from $10.0 million to $11.0 million and the minimum required liquidity requirement applicable to M/I Financial increased from $5.0 million to $5.5 million. M/I Financial pays interest on each advance under the MIF Mortgage Warehousing Agreement at a per annum rate equal to the greater of (1) the floating LIBOR rate plus 275 basis points and (2) 3.0%.

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

As of September 30, 2014, there was $60.1 million outstanding under the MIF Mortgage Warehousing Agreement and M/I Financial was in compliance with all covenants. The financial covenants, as more fully described and defined in the MIF Mortgage Warehousing Agreement, are summarized in the following table, which also sets forth M/I Financial's compliance with such covenants as of September 30, 2014:

Financial Covenant		Covenant Requirement	Actual
		(Dollars in millions)
Leverage Ratio	≤	10.0 to 1.0	6.52 to 1.0
Liquidity	≥	$5.5	$11.4
Adjusted Net Income	>	$0.0	$5.6
Tangible Net Worth	≥	$11.0	$12.6

MIF Mortgage Repurchase Facility. In November 2012, M/I Financial entered into the MIF Mortgage Repurchase Facility, an additional mortgage financing agreement structured as a mortgage repurchase facility with a maximum borrowing availability of $15.0 million, to provide the Company with additional financing capacity.
The MIF Mortgage Repurchase Facility, as amended on November 6, 2013, has an expiration date of November 5, 2014 and is used to finance eligible residential mortgage loans originated by M/I Financial. M/I Financial pays interest on each advance under the MIF Mortgage Repurchase Facility at a per annum rate equal to the floating LIBOR rate plus 275 or 300 basis points depending on the loan type. The covenants in the MIF Mortgage Repurchase Facility are substantially similar to the covenants in the MIF Mortgage Warehousing Agreement. The MIF Mortgage Repurchase Facility provides for limits with respect to certain loan types that can secure outstanding borrowings, which are similar to the restrictions in the MIF Mortgage Warehousing Agreement. There are currently no guarantors of the MIF Mortgage Repurchase Facility. As of September 30, 2014, there was $13.6 million outstanding under the MIF Mortgage Repurchase Facility. M/I Financial was in compliance with all covenants as of September 30, 2014.

As is typical for similar credit facilities in the mortgage origination industry, at closing, the expiration of the MIF Mortgage Repurchase Facility was set at approximately one year and is under consideration for extension annually by the lender. M/I Financial expects to enter into an amendment to the MIF Mortgage Repurchase Facility prior to its expiration that would extend its term for an additional year, but M/I Financial cannot provide any assurance that it will be able to obtain such an extension.

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

Weighted Average Borrowings. For the three months ended September 30, 2014 and 2013, our weighted average borrowings outstanding were $441.1 million and $396.8 million, respectively, with a weighted average interest rate of 7.03% and 7.51%, respectively. The decline in our weighted average borrowing rate was attributable to increased capitalized interest related to our increased land development during the third quarter of 2014 compared to prior year. The increase in our weighted average borrowings related to an increase in bank borrowings during the quarter compared to 2013's third quarter.

At September 30, 2014, we had $14.4 million outstanding under the Prior Credit Facility. During the nine months ended September 30, 2014, the average daily amount outstanding under the Prior Credit Facility was $4.9 million and the maximum amount outstanding under the Prior Credit Facility was $41.4 million. Based on our current anticipated spending on land acquisition and development in 2014, and associated increases in our investment in inventory, including land and houses under construction, we expect to borrow under the Amended Credit Facility during the fourth quarter of 2014, with the estimated peak amount outstanding not anticipated to exceed $100 million. The actual amount borrowed in the fourth quarter of 2014 (and the estimated peak amount outstanding) and related timing are subject to numerous factors, including the timing and amount of land and house construction expenditures, payroll and other general and administrative expenses, cash receipts from home closings, other cash receipts and payments, any capital markets transactions or other additional financings by the Company and any repayments or redemptions of outstanding debt.  The Company may experience significant variation in cash and balances under the Amended Credit Facility from week to week due to the timing of such receipts and payments.

There were $19.6 million of letters of credit issued and outstanding under the Prior Credit Facility at September 30, 2014. During the nine months ended September 30, 2014, the average daily amount of letters of credit outstanding under the Prior Credit Facility was $15.9 million and the maximum amount of letters of credit outstanding under the Prior Credit Facility was $19.6 million.

At September 30, 2014, M/I Financial had $60.1 million outstanding under the MIF Mortgage Warehousing Agreement.  During the nine months ended September 30, 2014, the average daily amount outstanding under the MIF Mortgage Warehousing Agreement was $25.3 million and the maximum amount outstanding was $68.2 million.

At September 30, 2014, M/I Financial had $13.6 million outstanding under the MIF Mortgage Repurchase Facility.  During the nine months ended September 30, 2014, the average daily amount outstanding under the MIF Mortgage Repurchase Facility was $5.6 million and the maximum amount outstanding was $14.9 million.
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
The indenture governing our 2018 Senior Notes limits our ability to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the amount of the positive balance in our “restricted payments basket,” as defined in the indenture. The restricted payments basket was $145.7 million at September 30, 2014. We are permitted by the indenture to pay dividends on, and repurchase, our common shares and Series A Preferred Shares to the extent of such positive balance in our restricted payments basket. We declared and paid a quarterly dividend of $609.375 per share on our Series A Preferred Shares in third quarter of 2014 for $1.2 million and have paid $3.7 million for the nine months ended September 30, 2014. The determination to pay future dividends on, and make future repurchases of, our common shares and Series A Preferred Shares will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and compliance with debt covenants and the terms of our Series A Preferred Shares, and other factors deemed relevant by our board of directors.
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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the First Amendment to the Credit Facility entered into on October 20, 2014, described above in Note 12 of our Unaudited Condensed Consolidated Financial Statements and the “Liquidity and Capital Resources” section.

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
At September 30, 2014, “Consolidated Inventory Not Owned” was $1.7 million, all of which related to specific performance obligations. At September 30, 2014, the corresponding liability of $1.7 million has been classified as Obligation for Consolidated Inventory Not Owned on our Unaudited Condensed Consolidated Balance Sheets.

Other than the Consolidated Inventory Not Owned balance, the Company currently believes that its maximum exposure as of September 30, 2014 related to its land option agreements is equal to the amount of the Company's outstanding deposits and prepaid acquisition costs, which totaled $34.0 million, including cash deposits of $21.6 million, prepaid acquisition costs of $4.7 million and letters of credit of $7.7 million.

Letters of Credit and Completion Bonds.  The Company provides standby letters of credit and completion bonds for development work in progress, deposits on land and lot purchase agreements and miscellaneous deposits.  As of September 30, 2014, the Company had outstanding $123.6 million of completion bonds and standby letters of credit, some of which were issued to various local governmental entities, that expire at various times through September 2019.  Included in this total are: (1) $80.4 million of performance bonds and $14.0 million of performance letters of credit that serve as completion bonds for land development work in progress; (2) $14.2 million of financial letters of credit; and (3) $15.0 million of financial bonds.  The development agreements under which we are required to provide completion bonds or letters of credit are generally not subject to a required completion date and only require that the improvements are in place in phases as houses are built and sold.  In locations where development has progressed, the amount of development work remaining to be completed is typically less than the remaining amount of bonds or letters of credit due to timing delays in obtaining release of the bonds or letters of credit.
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

The table below shows the notional amounts of our financial instruments at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2014	2013
Best-effort contracts and related committed IRLCs	$4,616	$2,494
Uncommitted IRLCs	56,470	49,710
FMBSs related to uncommitted IRLCs	57,000	48,000
Best-effort contracts and related mortgage loans held for sale	41,058	63,386
FMBSs related to mortgage loans held for sale	34,000	20,000
Mortgage loans held for sale covered by FMBSs	33,736	19,884

The table below shows the measurement of assets and liabilities at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Description of Financial Instrument (in thousands)	2014	2013
Mortgage loans held for sale	$76,983	$81,810
Forward sales of mortgage-backed securities	(41)	745
Interest rate lock commitments	434	(319)
Best-efforts contracts	51	479
Total	$77,427	$82,715

The following table sets forth the amount of (loss) gain recognized on assets and liabilities for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
Description (in thousands)	2014	2013
Mortgage loans held for sale	$(959)	$3,365
Forward sales of mortgage-backed securities	398	(5,262)
Interest rate lock commitments	(144)	1,677
Best-efforts contracts	164	(193)
Total loss recognized	$(541)	$(413)

The following table provides the expected future cash flows and current fair values of mortgage loans held for sale, borrowings under our credit facilities and other borrowings that are subject to market risk as interest rates fluctuate, as of September 30, 2014:

	Expected Cash Flows by Period							Fair Value
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	9/30/2014
ASSETS:
Mortgage loans held for sale:
Fixed rate	$74,371	$—	$—	$—	$—	$—	$74,371	$73,122
Weighted average interest rate	4.01%	—%	—%	—%	—%	—%	4.01%
Variable rate	$3,923	$—	$—	$—	$—	$—	$3,923	$3,861
Weighted average interest rate	3.13%	—%	—%	—%	—%	—%	3.13%

LIABILITIES:
Long-term debt — fixed rate	$385	$820	$366	$57,803	$316,614	$887	$376,875	$392,441
Weighted average interest rate	3.37%	3.37%	3.37%	3.25%	7.07%	3.37%	6.47%
Short-term debt — variable rate	$73,778	$—	$—	$—	$—	$—	$73,778	$73,778
Weighted average interest rate	2.98%	—%	—%	—%	—%	—%	2.98%

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities — None.

(b) Use of Proceeds — Not Applicable.

(c) Purchases of Equity Securities

There were no purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of the Company's common shares or Series A Preferred Shares during the three months ended September 30, 2014.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - None.

Item 5. Other Information - None.

Item 6. Exhibits

The exhibits required to be filed herewith are set forth below.

Exhibit Number	Description

10.1	Fifth Amendment to Letter of Credit Agreement between M/I Homes, Inc. and Regions Bank (Filed herewith).

10.2	Fifth Amended and Restated Master Letter of Credit Facility Agreement between M/I Homes, Inc. and U.S. Bank National Association (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M/I Homes, Inc.
(Registrant)

Date:	October 24, 2014	By:	/s/ Robert H. Schottenstein
Robert H. Schottenstein
Chairman, Chief Executive Officer and
President
(Principal Executive Officer)

Date:	October 24, 2014	By:	/s/ Ann Marie W. Hunker
Ann Marie W. Hunker
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fifth Amendment to Letter of Credit Agreement between M/I Homes, Inc. and Regions Bank (Filed herewith).

10.2	Fifth Amended and Restated Master Letter of Credit Facility Agreement between M/I Homes, Inc. and U.S. Bank National Association (Filed herewith).

31.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to Item 601 of Regulation S-K as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification by Robert H. Schottenstein, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification by Phillip G. Creek, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	XBRL Instance Document. (Furnished herewith.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Furnished herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Furnished herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Furnished herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Furnished herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Furnished herewith.)